Form 10-K
period 2006-12-31
Allegiant Travel CO
filed 2007-04-02
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 001-33166

ALLEGIANT TRAVEL COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3291 N. Buffalo, Suite B-9 Las Vegas, Nevada	89129
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 851-7300

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of March 23, 2007, was approximately $283,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Market on March 23, 2007. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 23, 2007 was 19,795,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 7, 2007, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 97

ALLEGIANT TRAVEL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

i

PART I

Item 1.         Business

Business Overview

We are a leisure travel company focused on linking travelers in small cities to world-class leisure destinations such as Las Vegas, Nevada, Orlando, Florida and Tampa/St. Petersburg, Florida. We operate a low-cost passenger airline marketed to leisure travelers in small cities, allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. Our route network, pricing philosophy, advertising and diversified product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

Our business model provides for diversified revenue streams, which we believe distinguishes us from other U.S. airlines and other travel companies:

•       Scheduled service revenues currently consist of limited frequency nonstop flights between our leisure destinations and our small city markets.

•       Fixed fee contract revenues consist largely of long-term agreements with Harrah’s Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to affiliates of Harrah’s Entertainment Inc., Apple Vacations West, Inc. and others.

•       Ancillary revenues are generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items sold in conjunction with our scheduled air service.

Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to world-class leisure destinations. We currently provide service to Las Vegas, Nevada, Orlando, Florida, and Tampa/St. Petersburg, Florida, three of the largest and most popular leisure destinations in the United States. We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boom generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in approximately 340 print circulations.

Our business strategy has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline industry. We have consciously strived to develop a different business model:

	Traditional Airline Approach		Allegiant Approach
•	Focus on business traveler	•	Focus on leisure traveler
•	Provide high frequency service	•	Provide low frequency service from small cities
•	Use smaller aircraft to provide connecting service from smaller markets through hubs	•	Use larger jet aircraft to provide nonstop service from small cities direct to leisure destinations
•	Sell through various intermediaries	•	Sell only directly to travelers without participation in global distribution systems
•	Offer flight connections	•	No connecting flights offered
•	Use frequent flyer programs and code-share arrangements to increase passenger traffic	•	Do not use frequent flyer programs or code-share arrangements
•	Provide amenities to passengers free of charge whether or not they are of value to them	•	Provide amenities such as advance seat assignments, snacks, and drinks, at a small charge to passengers

We currently have fixed fee flying contracts with two separate subsidiaries of Harrah’s Entertainment Inc., which collectively accounted for 8.2% of our total revenues in 2006, 14.9% of our total revenues in 2005, and 20.6% of total revenues in 2004.

Our Competitive Strengths

We have developed a unique business model that focuses on leisure travelers in small cities. We believe the following strengths allow us to maintain a competitive advantage in the markets we serve:

Focus on Linking Small Cities to World-Class Leisure Destinations.   As of March 15, 2007, we provide nonstop low fare scheduled air service from 45 small cities (including seasonal service) to the world-class leisure destinations of Las Vegas, Nevada, Orlando, Florida, and Tampa/St. Petersburg, Florida. We have announced service from six new small cities to commence in second quarter 2007. Frequently, when we enter a new market, we introduce nonstop service to our leisure destinations which previously did not exist. We believe this nonstop service, combined with our pricing philosophy and premier leisure company relationships, makes it attractive for leisure travelers to purchase air travel and related services from us. We selected Las Vegas and Orlando as our initial destination cities to capitalize on the popularity and promotion of both markets as leisure destinations. We expect to benefit from the strong projected growth of tourist visits to these markets. We believe Tampa/St. Petersburg is also an attractive leisure destination for our small city markets.

By focusing on underserved small cities, we believe we avoid the overcapacity and intense competition presently seen in high traffic domestic air corridors (for example, New York to the Los Angeles basin). In our typical small city market, travelers faced high airfares, cumbersome connections and long drives to major airports to reach Las Vegas, Orlando or Tampa/St. Petersburg before the introduction of our service. In 65 of our 70 routes as of March 15, 2007, we are the only carrier providing nonstop service to Las Vegas, Orlando or Tampa/St. Petersburg. Of the 78 routes we will be serving by the end of second quarter 2007, there are only eight routes with existing or announced service by other airlines. As a result, we believe we stimulate new traffic. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic on the routes we serve. For these reasons, we believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers or LCCs, which have tended to focus on larger markets.

We believe it would be difficult for potential competitors to profitably contest our market positions with nonstop service as our markets are generally too small to support either two entrants or the high frequency service provided by most legacy carriers and LCCs. In addition, leisure routes from small cities are generally too low-yielding for most carriers to prioritize. Moreover, while some of these markets may be suitable for service with regional jet equipment, we believe our unit costs are significantly less than the unit costs for most regional jets, making it difficult for the regional jet to effectively compete. Further, many of our markets have a stage length beyond the comfortable range of regional jet equipment.

Low Operating Costs.   We believe low costs are essential to competitive success in the airline industry today. Our cost per available seat mile was 7.69¢ and 7.41¢ for the years ended December 31, 2006 and 2005, respectively. Our cost per available seat mile or “CASM” for 2006 increased only 3.8% over the prior year despite significantly higher fuel costs. Excluding the cost of fuel, our CASM was 4.15¢ for 2006 and 4.27¢ for 2005.

Our low operating costs are the result of our focus on the following factors:

•       Cost-Driven Schedule.   We design our flight schedule to concentrate most of our aircraft each night in our leisure destinations. This concentration allows us to better utilize our personnel, airport facilities, aircraft, spare parts inventories, and other assets. For example, we are able to reduce costs associated with maintenance, airport operations and flight crews staying overnight away from home. We are able to do this because we believe leisure travelers are generally less concerned about departure and arrival times than business travelers. Therefore, we are able to schedule flights at times that permit us to concentrate our aircraft and optimize our efficiency.

•       Low Aircraft Ownership Costs.   We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs. As of March 15, 2007, we operate one fleet type consisting of 26 MD80 series aircraft. Used MD80 series equipment is widely available today, and we believe the ownership cost of the used MD80s sought by us are more than 80% lower than comparably sized new Airbus A320 and Boeing 737 aircraft. While used MD80 aircraft are less fuel efficient than new aircraft, we believe the ownership cost advantages of MD80s currently outweigh the operating cost savings of new equipment. By limiting the types of aircraft we operate we are able to increase cost savings as maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. Flying fewer types of aircraft also allows our employees to become highly knowledgeable about those aircraft, thereby increasing their efficiency and productivity. While we continually review our fleet composition, any decision to introduce a new or replacement fleet type will be made only after carefully weighing the performance and profitability benefits of doing so against the cost benefits of maintaining simplified operations.

•       Highly Productive Workforce.   We believe we have one of the most productive workforces in the U.S. airline industry with approximately 35 full-time equivalent employees per aircraft as of March 15, 2007, which compares to an industry range of from 57 to more than 100 full-time equivalent employees per aircraft, based on publicly available information. Our high level of employee productivity is created by fleet commonality, fewer unproductive labor work rules, cost-driven scheduling, and the effective use of automation and part-time employees. Additionally, our highly integrated automation system allows us to minimize corporate overhead functions. We benefit from a highly motivated, enthusiastic workforce committed to high standards of friendly and reliable service. We invest a significant amount of time and resources into carefully developing our training practices and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

•       Simple Product.   We believe offering a simple product is critical to low operating costs. As such, we do not sell connections; we do not code-share or interline with other carriers; we have a single class cabin; we do not have any frequent flyer or other loyalty programs; we do not provide any free catered items—everything on board is for sale; we do not overbook our flights; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.

•       Low Distribution Costs.   Our nontraditional distribution approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. We actively encourage sales on our website. This is the least expensive form of distribution and accounted for 85.9% of our scheduled service revenue during 2006. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

Growing Ancillary Revenues.   Ancillary revenues are earned in conjunction with the sale of scheduled air service and represent a significant, growing revenue stream. Our ancillary revenues have grown from $3.1 million in 2004, to $11.2 million in 2005, and $31.3 million in 2006. On a per scheduled service passenger basis, our ancillary revenues increased by 96.8% from $5.87 per scheduled service passenger in 2004, to $11.55 in 2005 and increased further to $16.11 in 2006. Ancillary revenue is derived from the sale of vacation packages including hotels, rental cars, show tickets, night club packages and other attractions; the sale of advance seat assignments; the sale of beverages, snacks and other products on board the aircraft; charging a fee for using our reservation center or website to purchase air travel; the collection of checked bag and overweight bag charges; and several other revenue streams. The largest component of our ancillary revenue is from the sale of hotel rooms packaged with air travel. As of March 15, 2007, we have agreements with 38 hotels in Las Vegas, including hotels managed by MGM MIRAGE, Harrah’s Entertainment Inc., Boyd’s Gaming Corp., Wynn Resorts, Limited, and Las Vegas Sands Corp., 18 hotels in Orlando (plus 17 additional hotels in nearby Daytona Beach, Florida), 11 hotels in Tampa/St. Petersburg and eight in Palm Springs, California. During 2006, we generated revenue from the sale of more than 344,000 hotel room nights. We believe the favorable breadth and terms of these contracts would be difficult for others to replicate quickly. For the year ended December 31, 2006, approximately 20.8% of our customers traveled on an itinerary that included a hotel room purchased through us.

Strong Financial Position.   We have a strong financial position with significant cash balances. On December 31, 2006, we had $136.1 million of cash, cash equivalents and short-term investments. As of December 31, 2006, our total debt was $72.8 million and our debt to total capitalization ratio was 32.2%. We also have a history of growing profitably, having generated net income in 13 of the last 16 quarters. We believe our strong financial position allows us to have greater financial flexibility to grow the business and weather sudden industry disruptions.

Proven Management Team and Financial Sponsors.   We have a strong management team comprised of experienced and motivated individuals. Our management team is led by Maurice J. Gallagher, Jr., who has an extensive background in the airline industry. Mr. Gallagher was the president of WestAir Holdings, Inc. and built WestAir into one of the largest regional airlines in the U.S., prior to its sale in 1992 to Mesa Air Group. He was also one of the founders of ValuJet, Inc., which is known today as AirTran Holdings, Inc., which we believe was one of the most successful start-ups of a low-cost carrier in industry history. Three of our other executive officers are former managers of ValuJet or WestAir. Our pre-public offering investors also have significant experience in the airline industry and were intimately involved in several airline successes. These include Robert L. Priddy, a founder and former chairman and chief executive officer of ValuJet, Inc. and Declan F. Ryan, a co-founder and former chief executive officer of Ryanair, the successful European low-cost carrier.

Our Business Strategy

To continue the growth of our business and increase our profitability, our strategy will be to continue to offer a single class of air travel service at low fares, while maintaining high quality standards, keeping our operating costs low and pursuing ways to make our operations more efficient. We intend to grow by adding flights on existing routes, entering additional small cities, expanding our relationships with premier leisure companies, and providing service to more world-class leisure destinations.

The following are the key elements of our strategy:

Capitalize on Significant Growth Opportunities in Linking Small Cities to Leisure Destinations.   We believe small cities represent a large untapped market, especially for leisure travel. We believe small city travelers have limited options to world-class leisure destinations as existing carriers are generally focused on connecting the small city “spokes” to their business hubs. We aim to become the premier travel brand for leisure travelers in small cities.

Since the beginning of 2004, we have expanded our scheduled air service to Las Vegas, Orlando or Tampa/St. Petersburg from six to 45 small cities (including seasonal service) and have announced service from six additional small cities to commence in second quarter 2007. These 51 small cities have an aggregate population in excess of 50 million people within a 50-mile radius of the airports in those cities. In several of these cities, we provide service to more than one of our leisure destinations. We expect to grow our three initial leisure destinations by adding frequency from some existing markets and adding service from additional small cities. We have identified at least 49 additional small cities in the U.S. and Canada where we could potentially offer our low fare nonstop service to our leisure destinations.

We also believe there are several other world-class leisure destinations that share many of the same characteristics as Las Vegas, Orlando and Tampa/St. Petersburg. These potential markets include several popular vacation destinations in the U.S., Mexico and the Caribbean.

Develop New Sources of Revenue.   We have identified three key areas where we believe we can grow our ancillary revenues:

•       Unbundling the Traditional Airline Product.   We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price and do not value many of the amenities provided by most other airlines for free. As such, we have created new sources of revenue by charging fees for services most U.S. airlines currently bundle in their product offering. We believe by offering a simple base product at an attractive low fare we can drive demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not give out advance seat assignments; however, any customer can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue to create new revenue sources by further unbundling our product.

•       Expand and Add Partnerships with Premier Leisure Companies.   We currently work with many premier leisure companies in Las Vegas, Orlando and Tampa/St. Petersburg that provide ancillary products and services we sell to our customers. For example, we have contracts with Harrah’s Entertainment and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers. During 2006, we generated revenue from the sale of more than 344,000 hotel rooms. By expanding our existing relationships and seeking additional partnerships with premier leisure companies, we believe we can increase the number of products and services offered to our customers and generate more ancillary revenue.

•       Leverage Direct Relationships With Our Customers.   Since approximately 86% of our scheduled service revenue is purchased directly through our website, we are able to establish direct relationships with our customers by capturing their email addresses for our database. This information provides us multiple opportunities to market products and services, including: at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. We intend to develop sales approaches for each of these opportunities. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a “one-stop” shopping solution.

Continue to Reduce Our Operating Costs.   We intend to continue to focus on lowering our costs to remain one of the lowest cost airlines in the world, which we believe is instrumental to increasing profitability. We will drive operational efficiency and lower costs principally by growing our network. We will expand our network by increasing the frequency of our flights in existing markets, expanding the number of small cities we serve, and increasing the number of leisure destinations, all of which permits us to increase the utilization of our employees and assets, spreading our fixed costs over a larger number of available seat miles. In 2005 we averaged 184.7 block hours per aircraft per month, while during 2006, we averaged 202.7 block hours per aircraft per month.

Minimize Fixed Costs to Increase Strategic Flexibility.   We believe our low aircraft ownership costs and the lower fixed costs associated with our small city market strategy provide us with a lower level of fixed costs than other U.S. airlines. We believe minimizing our level of fixed costs will provide us with added flexibility in scheduling our services and controlling our profitability. For example, with lower fixed costs we are better able to enter or exit markets as well as match the size and utilization of our fleet to limit unprofitable flying and maximize profitability. We match our frequency with market demand on a daily and seasonal basis.

Routes and Schedules

Our current scheduled air service predominantly consists of limited frequency, nonstop flights into Las Vegas, Orlando and Tampa/St. Petersburg from 45 small cities (including seasonal service). Our route network, including announced service to be commenced in first quarter 2007, consists of the following as of March 15, 2007:

LAS VEGAS

Market	State	Departures per Week
Bellingham	Washington	11
Belleville	Illinois	2
Billings	Montana	3
Bismarck	North Dakota	5
Cedar Rapids	Iowa	7
Colorado Springs	Colorado	5
Des Moines	Iowa	7
Duluth	Minnesota	2
Eugene(a)	Oregon	2
Fargo	North Dakota	4
Fort Wayne	Indiana	2
Fresno	California	5
Ft. Collins-Loveland	Colorado	4
Grand Junction	Colorado	2
Great Falls	Montana	2
Green Bay	Wisconsin	5
Gulfport(a)	Mississippi	2
Idaho Falls	Idaho	2
Knoxville	Tennessee	4
Lansing	Michigan	2
Laredo	Texas	2
Lincoln	Nebraska	2
McAllen	Texas	5
Medford(a)	Oregon	2
Missoula	Montana	4
Palm Springs(b)(c)	California	2
Peoria	Illinois	6
Rapid City	South Dakota	3
Redmond/Bend(a)	Oregon	2
Rockford	Illinois	4
Santa Maria	California	3
Shreveport	Louisiana	2
Sioux Falls	South Dakota	7
South Bend	Indiana	3
Springfield	Missouri	5
Stockton	California	4
Topeka	Kansas	2
Tri-Cities	Washington	4
Wichita	Kansas	7

ORLANDO

Market	State	Departures per Week
Allentown	Pennsylvania	10
Belleville	Illinois	3
Cedar Rapids	Iowa	2
Chattanooga	Tennessee	4
Des Moines	Iowa	5
Fayetteville(c)	North Carolina	2
Fort Wayne	Indiana	2
Greensboro(a)	North Carolina	3
Greenville-Spartanburg	South Carolina	4
Gulfport(a)	Mississippi	3
Huntington	West Virginia	3
Kinston	North Carolina	2
Knoxville	Tennessee	4
Lansing	Michigan	6
McAllen(b)	Texas	2
Portsmouth(b)	New Hampshire	2
Roanoke	Virginia	3
Rockford	Illinois	6
Shreveport	Louisiana	2
Sioux Falls	South Dakota	2
South Bend	Indiana	3
Springfield	Missouri	2
Toledo	Ohio	4
Tri-Cities(a)	Tennessee	2
Youngstown-Warren	Ohio	2
Wichita(a)	Kansas	2

TAMPA/ST. PETERSBURG

Market	State	Departures per Week
Allentown	Pennsylvania	4
Chattanooga	Tennessee	3
Des Moines(a)	Iowa	2
Fort Wayne	Indiana	2
Greensboro(a)	North Carolina	3
Greenville/Spartanburg	South Carolina	3
Knoxville	Tennessee	3
Lansing	Michigan	2
Peoria	Illinois	3
Roanoke	Virginia	2
Rockford	Illinois	4
South Bend	Indiana	3
Springfield	Missouri	2
Toledo	Ohio	2

OTHER

Market	Departures per Week
Bellingham, Washington to/from Palm Springs, California(b)	2
Bellingham, Washington to/from Reno, Nevada(a)	3

(a)           New routes with service to commence in second quarter 2007

(b)          Seasonal markets

(c)           Service to be discontinued in second quarter 2007

We attempt to match the frequency of flights with market demand. We rarely have daily flights in our markets, nor do we generally offer multiple flights per day. In most cases, we offer several flights per week in each of our markets. We anticipate increasing frequency over time as demand warrants, sometimes on a seasonal basis. Some markets are only served on a seasonal basis.

We generally begin our route selection process by identifying markets in which there is no nonstop service to Las Vegas, Orlando, Tampa/St. Petersburg, and/or other potential destinations, which have a large enough population in the airport’s catchment area to support at least two weekly flights, and which are typically no more than eight hours round-trip flight time from the destination. The eight hour limit permits one flight crew to perform the mission, avoiding costly crew overnight expenses and increasing crew utilization and efficiency. We then study publicly available data from the DOT showing the historical number of passengers, capacity, and average fares over time in the identified markets. We also study general demographic information about the population base for the targeted market area, including household incomes and unemployment rates, to assist in our determination whether we believe a service from a particular market would likely be successful.

We forecast the level of demand in a particular market that will result from the introduction of our service as well as our judgment of the likely competitive response of other airlines. We focus on markets where competitors are unlikely to initiate service and we prioritize routes that can be started at low marginal crew and ground operations costs.

Once a market is classified as attractive, we begin a rigorous analysis of the costs of providing service to that market. The major costs under consideration would be the initial and ongoing advertising costs to gain and maintain name recognition, airport charges, ground handling and fuel costs. The demand for nonstop air service in our markets often gives us leverage to attract financial support from the cities and airports we serve in the form of shared advertising costs and abatement of airport fees.

Safety and Security

We believe we provide a safe working environment for our employees. We are committed to an accident prevention program which includes the identification and correction of hazards and the training of employees in safe work practices. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all company personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.

Our ongoing focus on safety relies on hiring good people, training them to proper standards, and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets five areas of our operation: flight operations, maintenance, in-flight, dispatch, and station operations. In 2005, we introduced a formal internal evaluation program which focuses on these operational areas. In the maintenance area, we maintain an active Continuing Analysis and Surveillance Program along with an Aircraft Reliability program. In the flight operations department, we introduced a new event reporting program in 2005, and we maintain an active Operational Performance Enhancement Committee and a Flight Standards Board comprised of management and check airmen. We plan to begin to install electronic flight bags in our aircraft fleet within the next 12 months. The station operations area conducts safety meetings and completes a safety checklist at all locations on a monthly basis. Dispatch and in-flight also perform documented monthly evaluations of various functions and documentation within their areas to ensure compliance with company policies and regulatory requirements.

The TSA continues to enhance aviation security for both airlines and airports. In 2005, by direction of the TSA, we instituted a self defense program for our crewmembers. Also, in early 2005, we completed a revalidation of all company issued identification media to ensure control of this process with our continued growth and expansion. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.

Sales and Distribution

We sell air transportation that may be packaged, at the passenger’s discretion, with other products such as hotels, rental cars, and tickets to popular tourist attractions in our leisure destinations. We have chosen to maintain full control over our inventory and only distribute our product through our website and call center or at our airport ticket counters. Therefore, we do not presently sell through Expedia, Travelocity, Orbitz or any other internet travel agencies nor is our product displayed and sold through the global distribution systems (“GDS”) which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points and also permits us to develop and maintain a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.

We market our services through advertising and promotions in newspapers, magazines, television and radio and through targeted public relations and promotional efforts in our small city markets. We also rely on public relations and word-of-mouth to promote our brand. We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately 60 days before the launch of a new route, we undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our low fares.

While many airlines have discontinued paying commissions to travel agents, we continue to pay a commission for vacation packages sold through travel agencies. Traditional travel agencies remain an important marketing channel for us, especially given our high rate of package sales and a generally less-traveled target clientele. Travel agencies assist with the initial marketing in new markets and help us generate brand awareness. We believe travel agencies tend to have more influence in smaller cities.

Approximately 10% and 20% of our passengers originate their travel in Las Vegas and Orlando, respectively, which is consistent with the overall passenger traffic data for these markets. We anticipate a similar level of origination from Tampa/St. Petersburg. Since most of our traffic originates elsewhere, we commit very few resources towards marketing our services in our destination markets, and concentrate nearly all of our efforts in the small cities we serve.

We have a database of more than 685,000 email addresses from past customers and visitors to our website, and use blast emails to communicate special offers to this group. The heaviest concentration of air-only sales occurs in the period 30 to 60 days before departure, and occurs 45 to 90 days before departure for air-hotel package sales. We commonly use email promotions directed toward the customers in our database as a vehicle for selling unsold seats in the period two to three weeks before departure.

All of our bookings must be made on our website, through our call center or at our airport ticket counters, even if booked through travel agents. The percentage of our scheduled service bookings on our website increased significantly throughout 2005 and averaged 81.0% for the full year and 85.9% for 2006. Approximately 14.7% of our scheduled service bookings were booked by travel agents in 2005 and 8.8% during 2006. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them. We plan to continue to increase the percentage of sales booked directly with us.

Pricing and Revenue Management

Our low fares are designed to stimulate demand from price-sensitive leisure travelers who might not have traveled to our leisure destinations due to the expense and inconvenience involved in traveling there. Our fare structure is comprised of six “buckets,” with prices generally increasing as the number of days prior to travel decreases. Prices in the highest bucket are typically less than three times the prices in the lowest bucket and our highest one-way fare currently is $239. All of our fares are one-way and non-refundable, although they may be changed for a $50 one-way fee.

We try to maximize the overall revenue of our flights by utilizing yield management techniques. Yield management is an integrated set of business processes that provides us with the ability to understand markets, anticipate customer behavior and respond quickly to opportunities. We use yield management in an effort to maximize passenger revenues by flight, by market and across the entire system while seeking to maintain high load factors.

The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares designed to maximize revenue. This ability to accurately adjust prices based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity.

We believe effective yield management has contributed to our strong financial operating performance and is a key to our continued success.

Competition

The airline industry is highly competitive. Airline profit levels are sensitive to adverse changes in fuel costs, average fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships and frequent flyer programs.

Our competitors and potential competitors include legacy airlines, LCCs, regional airlines and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. Some of these competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry.

We believe a key to our initial and long-term success is that we seek to offer customers in our markets a better alternative for airline travel. We offer a simple, affordable product with excellent customer service and reliability using clean and comfortable aircraft. We do not sell one-stop or connecting flights. We do not require Saturday night stays or the purchase of round-trip travel. We do not overbook our flights. We understand that our leisure customer only has a limited number of vacation days and relies on us to get them to their destination and back in a timely manner.

Our 130 and 150-seat MD80 aircraft, with an average seat pitch of 31 to 32 inches, offer a comfortable alternative to the 37 to 86 seat regional jets that secondary market travelers are accustomed to flying as part of the hub and spoke networks of the legacy carriers. Additionally, we believe the MD80’s three-by-two seating configuration is well liked by the traveling public because 80% of all seats are window or aisle seats. We adhere to the successful model pioneered by Southwest by offering a single class of service; however, unlike Southwest, we offer assigned seating at the airport. We also offer advance seat assignments for a $11 fee per flight. Customers who purchase an advance seat assignment are given priority boarding at the airport.

Our small city strategy has reduced the intensity of competition we would otherwise face. We are the only scheduled carrier in five of the airports we serve, the only domestic scheduled carrier operating out of the Orlando Sanford airport and one of three carriers serving the St. Petersburg-Clearwater International Airport. While virtually all U.S. airlines serve Las Vegas, Orlando and the Tampa/St. Petersburg area, only US Airways and Southwest use Las Vegas as a hub or focus city and only AirTran and Delta Air Lines use Orlando in the same manner. We do not currently compete directly with AirTran or Southwest in any of our markets. We compete with US Airways in only three markets to Las Vegas (Fresno, Colorado Springs, and Palm Springs); however, most of the flights US Airways operates in those markets use smaller regional jet aircraft against which we believe we have a unit cost advantage. We compete with United Express turbo-props in the Fresno to Las Vegas and Palm Springs to Las Vegas markets.

On our routes from Knoxville to Orlando and Greenville/Spartanburg to Orlando, we compete with regional jet service by Delta which serves Orlando International Airport. On our announced routes from Greensboro to Orlando and Tri-Cities to Orlando, we will also compete with regional jet service by Delta serving Orlando International Airport.

On our announced routes from Eugene and Medford, Oregon, to Las Vegas, we will compete with regional jet service by U.S. Airways.

Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to Las Vegas, Orlando and the Tampa/St. Petersburg area from airports near our small city markets. For example, we fly to Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas on Alaska Airlines, Southwest or US Airways. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Northwest, although all of these legacy carriers currently utilize regional jets to access their hubs and then mainline jets to access Las Vegas, tend to charge higher and restrictive fares, and have a much longer elapsed time of travel. Except for our service to Las Vegas from our Fresno, California and Palm Springs, California markets, we do not believe we face significant indirect competition from automobile travel.

In our fixed fee operations, we compete with independent passenger charter airlines such as Champion and Pace. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market are cost, equipment capabilities, service and reputation.

People

We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and maintain the best professionals available in the airline business. Full-time equivalent employees at March 15, 2007 consisted of 176 pilots, 211 flight attendants, 208 airport operations personnel, 112 mechanics, 77 reservation agents, and 124 management and other personnel. At March 15, 2007, we employed 767 full-time and 279 part-time employees.

We place great emphasis on the selection and training of enthusiastic employees with potential to add value to our business and who we believe fit in with and contribute to our business culture. The recruiting and training process begins with an evaluation and screening process, followed by multiple interviews and experience verification. We provide extensive training intended to meet all Federal Aviation Administration (“FAA”) requirements for security, safety and operations for our pilots, flight attendants and customer service agents.

To help retain talented and highly motivated employees, we offer competitive compensation packages as well as affordable health and retirement savings options. We offer medical, dental and 401(k) plans to full-time employees. Other salaried benefits include paid time off, as well as supplemental life insurance and long-term disability. We do not have a defined benefit pension plan for any employees. We review our compensation packages on a regular basis in an effort to ensure that we remain competitive and are able to hire and retain the best people possible.

In addition to offering competitive compensation and benefits, we take a number of steps to make our company an attractive place to work and build a career such as maintaining various employee recognition programs and consistently communicating our vision and mission statement to our associates. We believe creating a great place for our people to work motivates them to treat our customers beyond their expectations.

We have never experienced an organized work stoppage, strike or labor dispute. We currently do not have any labor unions. We have an in-house pilot association with whom we have recently negotiated a mutually satisfactory arrangement for pay increases.

Aircraft and Fleet

We operate two MD87, 22 MD83 and two MD82 aircraft, all powered by Pratt & Whitney JT8D-219 engines. We currently own and operate 19 of our aircraft—seven are owned free and clear, and 12 are owned subject to financing scheduled to be fully paid over the next five years. An additional five aircraft are subject to capital leases under which we expect to take ownership within the next five years. We lease the remaining two aircraft under operating leases expiring in 2008. We believe conditions in the market for high quality used MD80 class aircraft are very favorable from the standpoint of buyers and lessees. Thus, we do not believe availability of suitable aircraft will be a growth constraint. However, MD80 series aircraft and Pratt & Whitney JT8D-219 engines are no longer being manufactured. This could cause a shortage of additional suitable aircraft, engines or spare parts over the long term. If the FAA adopts regulations to limit the age of aircraft in the U.S., we may need to seek replacement of some of our current aircraft fleet sooner than anticipated and to seek a newer aircraft type to replace our existing fleet and to expand our operations.

Our aircraft range from 10 to 20 years old with an average age of 17 years. The average number of cycles on our fleet is approximately 26,000 cycles and the highest number of cycles on any of our aircraft is approximately 43,500. A cycle is defined as one take-off and landing and is a measure often used by regulators in determining the applicability of aging aircraft requirements.

Maintenance

We have an FAA-approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Consistent with our core value of safety, all mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft and associated maintenance records in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance, and component and engine overhaul and repair. With the exception of scheduled line maintenance, which is generally performed by our personnel, we contract with outside organizations to provide heavy maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own heavy maintenance, engine overhaul or component work. Our management closely supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. We closely supervise the outsourced work performed by our heavy maintenance and engine overhaul contractors.

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. We perform this work at our maintenance bases in Las Vegas, Orlando, Tampa/St. Petersburg, Reno (Nevada) and Laughlin (Nevada) with the Reno and Laughlin bases supporting our fixed fee flying services. For unscheduled requirements that arise away from our maintenance bases, we subcontract our line maintenance to outside organizations under customary industry terms.

Heavy maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur approximately every 18 months on each aircraft and can range in duration from two to six weeks, depending on the magnitude of the work prescribed in the particular check. We have contracted with American Airlines, Inc., the world’s largest MD80 operator, to perform heavy maintenance checks and overhaul of wheels, tires and brakes on an on exclusive basis through 2009.

Component and engine overhaul and repair involves sending certain parts, such as engines, landing gear and avionics, to FAA-approved maintenance repair stations for repair and overhaul. We presently utilize AeroThrust Corporation and Pacific Gas & Turbine Center, LLC for overhaul and repair of our engines on a non-exclusive basis.

In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Aircraft Fuel

Fuel is our largest operating expense. We use a third party to provide fuel management services and assist with negotiations with suppliers to provide fuel at most of the locations we serve. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict.

Beginning in 2003, we implemented a fuel hedging program under which we enter into forward contracts or other financial products to reduce our exposure to fuel price volatility. We typically enter into short-term swap agreements for either jet fuel or heating oil (lasting up to one year) where we fix our price based on a percentage of our projected consumption amount. We sometimes enter into heating oil forward contracts, instead of jet fuel, because heating oil prices historically have had a strong correlation to jet fuel prices. Our fuel hedging program may not be sufficient to protect us against significant increases in the price of fuel. Significant increases in fuel costs would have a material adverse effect on our operating results and profitability.

In an effort to reduce our fuel costs, we have initiated discussions with other parties to become involved at an earlier stage in the fuel distribution channels. In this regard, we have formed a wholly owned subsidiary which has entered into a limited liability company operating agreement with an affiliate of Orlando Sanford International Airport to engage in contract fueling transactions for the provision of aviation fuel to airline users at that airport. In addition, these efforts could result in our investing in fuel storage units or fuel transportation facilities or in joint ventures involved in the fuel distribution process. These efforts may not be successful in reducing our fuel costs. In addition, even if these efforts succeed in lowering our fuel costs, we could potentially incur material liabilities, including possible enviromental liabilities to which we are not now subject.

Government Regulation

We are subject to regulation by the DOT, FAA and other governmental agencies.

DOT.   The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT has the authority to investigate and institute proceedings to enforce its regulations and may assess civil penalties, suspend or revoke operating authority and seek criminal sanctions. DOT also has authority to restrict or prohibit a carrier’s cessation of service to a particular community if such cessation would leave the community without scheduled airline service.

In 1998, we were granted a DOT certificate of public convenience and necessity authorizing us to engage in charter air transportation within the United States, its territories and possessions. Our DOT authority has subsequently been expanded to include scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and Canada, and charter air transportation of passengers, property and mail on a domestic and international basis.

FAA.   The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, we cannot provide scheduled service to new destinations without the authorization of the FAA. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, increased security precautions, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft and operational requirements and procedures. Such directives and orders can be issued without advance notice or opportunity for comment if, in the FAA’s judgment, safety requires such action.

We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies and we hold all necessary operating and airworthiness authorizations, certificates and licenses.

Security.   Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the TSA of the Department of Homeland Security. The TSA has enforcement powers similar to DOT’s and FAA’s described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001.

Environmental.   We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions, and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. These agencies have enforcement powers similar to DOT’s and FAA’s described above. In addition, prior to receiving authorization from the FAA to begin service at an airport we have not previously served, we may be required to conduct an environmental review of the effects projected from our addition of service at that airport.

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. None of the airports we serve currently restricts the number of flights or hours of operation, although it is possible one or more of such airports may do so in the future with or without advance notice.

Foreign Ownership.   To maintain our DOT and FAA certificates, our airline operating subsidiary and we (as the airline’s holding company) must qualify continuously as a citizen of the United States within the meaning of U.S. aeronautical laws and regulations. This means we must be under the actual control of U.S. citizens and we must satisfy certain other requirements, including that our president and at least two-thirds of our board of directors and other managing officers must be U.S. citizens, and that not more than 25% of our voting stock may be owned or controlled by non-U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is strictly limited as well. We are in compliance with these ownership and control criteria.

Other Regulations.   Air carriers are subject to certain provisions of federal laws and regulations governing communications because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). To the extent we are subject to FCC requirements, we will continue to comply with those requirements.

The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the Environmental Protection Agency (“EPA”). To the extent we are subject to EPA requirements, we will continue to comply with those requirements.

We are responsible for collection and remittance of federally imposed and federally approved taxes and fees applicable to air transportation passengers. We believe we are in compliance with these requirements, and we will continue to comply with them.

Our operations may become subject to additional federal requirements in the future under certain circumstances. For example, our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. We are also subject to state and local laws, regulations and ordinances at locations where we operate and to the rules and regulations of various local authorities that operate airports we serve.

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules and regulations of the foreign countries to, from and over which the international flights operate. Foreign laws, rules and regulations governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from or over which we operate. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

Future Regulation.   Congress, the DOT, the FAA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, other agencies or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

Civil Reserve Air Fleet.   We are seeking to be a participant in the Civil Reserve Air Fleet (“CRAF”) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. If we are approved to participate in this program, we would be eligible to bid on and be awarded peacetime airlift contracts with the military.

Insurance

We maintain insurance policies we believe are of types customary in the industry and as required by the DOT and in amounts we believe are adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment and workers’ compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

Business History

We were founded in 1997 and initially operated as Allegiant Air, Inc. under a different business strategy with a different management team. Prior to our bankruptcy filing in December 2000, we were owned by a single individual. Although Maurice J. Gallagher, Jr. provided some financing to us, neither he nor any other members of our current management were actively involved in our business. Prior to 2001, the focus of our business was ad hoc charters and a more traditional scheduled service product catering to the business traveler with multiple flights a day. At that time, we used DC-9 aircraft with a two-class configuration and served a small number of cities in the West.

This strategy was ultimately unsuccessful, and we filed for bankruptcy court protection in December 2000. A plan of reorganization was confirmed in June 2001. The key elements of the plan were: (i) debt held by Mr. Gallagher was restructured and Mr. Gallagher injected additional capital into our company; (ii) Mr. Gallagher became our majority owner; and (iii) a new management team was installed in June 2001. We emerged from bankruptcy in March 2002.

In May 2005, we completed a private placement under which ComVest Allegiant Holdings, Inc., Viva Air Limited and Timothy P. Flynn invested $34.5 million in preferred shares of our limited liability company predecessor. Simultaneously, Maurice J. Gallagher, Jr., our chief executive officer, converted $5.0 million of debt owed to him into preferred shares. All of our current directors were selected by these shareholders. The representation of these shareholders on our board of directors and the ownership by these shareholders of more than 48% of our stock will allow these shareholders to exert significant control over our business in the future.

On December 13, 2006, we completed the initial public offering of our common stock. We issued 5,750,000 shares at $18.00 per share resulting in net proceeds to us of approximately $94.5 million.

Item 1A.                Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Allegiant

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constitute a significant portion of our total operating expenses (46.0% during 2006). Significant increases in fuel costs would harm our financial condition and results of operations.

Our MD80 series aircraft are less fuel efficient than new aircraft. An increase in the price of aircraft fuel would therefore result in a disproportionately higher increase in our average total costs than our competitors using more fuel efficient aircraft.

Historically, fuel costs have been subject to wide price fluctuations. Aircraft fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of aircraft fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. A fuel supply shortage or higher fuel prices could result in the curtailment of our service. Some of our competitors may be better positioned to obtain fuel in the event of a shortage. We cannot assure you increases in the price of fuel can be offset by higher revenue.

In addition, although we implemented a fuel derivatives program in 2003 to partially protect against fuel price volatility, our hedging program does not protect us against ordinary course price increases and is limited in fuel volume and duration. We cannot assure you our fuel hedging program is sufficient to protect us against increases in the price of fuel.

We carry limited fuel inventory and we rely heavily on our fuel suppliers. We cannot assure you we will always have access to adequate supplies of fuel in the event of shortages or other disruptions in the fuel supply.

If our credit card processing company were to require significant holdbacks for processing credit card transactions for the purchase of air travel and other services, our cash flow would be adversely affected.

Credit card companies frequently require significant holdbacks when future air travel and other future services are purchased through credit card transactions. We rely on a single credit card processing company at this time, and our agreement is terminable on 30 days notice. As virtually all of our scheduled service and ancillary revenue is paid with credit cards and our credit card processing agreement does not require a significant holdback, our cash flow would suffer in the event the terms of our current agreement were changed or terminated. Although we believe that we would be able to secure a replacement credit card processing agreement if our current agreement is terminated, the terms of any new agreement may not be as favorable to us. These cash flow issues could be exacerbated during periods of rapid growth as we would be incurring additional costs associated with our growth, but our receipt of these revenues would be delayed.

Our failure to successfully implement our growth strategy and generate demand for our services could harm our business.

Successfully implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. Increasing the number of small city markets we serve depends on our ability to identify and effectively evaluate new target markets and then access suitable airports located in these markets in a manner consistent with our cost strategy.

Most of our scheduled air service is sold to customers traveling from our small city markets to our leisure destinations of Las Vegas, Orlando or Tampa/St. Petersburg. While we seek to generate demand for our services in these markets, the smaller size of these markets makes it more difficult to create this demand. If we are unable to do so in a particular market, our revenues could be negatively affected and our ability to grow could be constrained. Under those circumstances, we may decide to reduce or terminate service to that market, which could result in additional costs.

We will also need to obtain additional gates in Las Vegas, Orlando and Tampa/St. Petersburg, and obtain access to markets we seek to serve in the future. Any condition that would deny, limit or delay our access to airports we seek to serve in the future would constrain our ability to grow. Opening new markets may require us to commit a substantial amount of resources, even before the new services commence, including additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may affect our ability to implement our growth strategy. We cannot assure you we will be able to successfully establish new markets and our failure to do so could harm our business.

In November 2006, we added Tampa/St. Petersburg as a new leisure destination. As we do not have any significant historical data on the performance of Tampa/St. Petersburg as one of our leisure destinations, we may not be able to profitably operate these routes.

We expect to serve other leisure destinations, in addition to Las Vegas, Orlando and Tampa/St. Petersburg, which we believe are attractive to small city markets. However, if we fail to successfully implement service to additional leisure destinations, our growth prospects will be limited and our profitability could be adversely impacted.

Expansion of our markets and services may also strain our existing management resources and operational, financial and management information systems to the point they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. We expect we will need to develop further financial, operational and management controls, reporting systems and procedures to accommodate future growth. We cannot assure you we will be able to develop these controls, systems or procedures on a timely basis and the failure to do so could harm our business.

Additionally, we are subject to regulation by the FAA and must receive its approval to add aircraft to our operating certificate. If the FAA does not grant us approval to add aircraft to our fleet as quickly as we desire, our growth may be limited and our profitability could be adversely impacted.

Any inability to acquire and maintain additional compatible aircraft, engines or parts on favorable terms or at all would increase our operating costs and could harm our profitability.

Our fleet currently consists of MD80 series aircraft equipped with Pratt & Whitney JT8D-200 series engines. Although our management believes there is currently an adequate supply of suitable MD80 series aircraft available at favorable prices and terms, we are unable to predict how long these conditions will continue. Any increase in demand for the MD80 aircraft or the Pratt & Whitney JT8D-200 series engine could restrict our ability to obtain additional MD80 aircraft, engines and spare parts. Because the aircraft and the engine are no longer being manufactured, we may be unable to obtain additional suitable aircraft, engines or spare parts on satisfactory terms or at the time needed for our operations or for our implementation of our growth plan.

In April 2006, the FAA indicated it intends to issue regulations limiting the age of aircraft that may be flown in the U.S. The announcement did not indicate the maximum age that would be allowed, the effective date of the regulation or any grandfathering provisions. These regulations, if and when implemented, may have a material effect on our future operations.

We cannot assure you we will be able to purchase additional MD80s on favorable terms, or at all. Instead, we may be required to lease MD80s from current owners. Because, in our experience, the cost of leasing generally exceeds the ownership costs associated with the purchase of the MD80, our operating costs would increase if we are required to lease, instead of purchase, additional MD80 aircraft, and this could harm our profitability.

If the available MD80 series aircraft, whether by purchase or lease, are not compatible with the rest of our fleet in terms of takeoff weight, avionics, engine type or other factors, the costs of operating and maintaining our fleet would likely increase. Similarly, our aircraft ownership costs will likely increase if we decide to acquire aircraft which are not MD80 series aircraft.

There is also a greater risk with acquiring used aircraft because we may incur additional costs to remedy any mechanical issues not found in our inspection and acceptance process and, generally, the cost to maintain used aircraft exceeds the cost to maintain new aircraft.

Any inability to obtain financing for additional aircraft could harm our growth plan.

We typically finance our aircraft through either mortgage debt or lease financing. Although we believe debt and/or lease financing will be available for the aircraft we will acquire, we cannot assure you we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs or use more of our cash balances for aircraft acquisitions than we currently expect.

Aircraft lenders often require that they receive the benefit of Section 1110 protection under the U.S. Bankruptcy Code. It is more difficult to provide lenders Section 1110 protection for aircraft manufactured before 1994. Most MD80s, and almost all of our MD80s, were manufactured before 1994. As a result, we may face difficulty obtaining financing for aircraft transactions.

Our maintenance costs will increase as our fleet ages.

Our aircraft range from 10 to 20 years old, with an average age of 17 years. Our aircraft are significantly older than the U.S. industry average. In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft. FAA regulations require additional maintenance inspections for older aircraft. For example, a repair assessment program must be implemented for each of our aircraft once they reach 60,000 cycles. A cycle is defined as one take-off and landing. The average cycles on our fleet is approximately 26,000 cycles and the highest number of cycles on any of our aircraft is approximately 43,500. Based on our current and expected aircraft utilization rates of approximately 1,000 cycles per year, we will not have to comply with the repair assessment program for several years. We will also need to comply with other programs which require enhanced inspections of aircraft including Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future aging aircraft issues, law changes, regulations or airworthiness directives. We cannot assure you our maintenance costs will not exceed our expectations.

We believe our aircraft are and will be mechanically reliable based on the percentage of scheduled flights completed. We cannot assure you our aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of our fleet, any public perception that our aircraft are less than completely reliable could have an adverse effect on our profitability.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Unlike most airlines, we have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Our pilots have formed an in-house pilot association. Although we have negotiated a mutually acceptable arrangement with our pilots, our costs could be adversely affected by the cumulative results of discussions with employee groups in the future.

Each of our different employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations, could harm our business, and therefore have an adverse effect on our future results.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft or other MD80 aircraft.

Although we have not had any accidents or material incidents to date, an accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. Because we are a relatively new company and because we are smaller than most airlines, an accident would be likely to adversely affect us to a greater degree than a larger, more established airline.

Additionally, our dependence on this single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems that might be associated with this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The FAA could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD80 aircraft.

We depend on our ability to maintain existing and develop new relationships with hotels and other providers of travel related services. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations, as well as our ability to provide air-hotel packages in our leisure destination markets.

An important component of our business success depends on our ability to maintain our existing, as well as build new, relationships with hotels and other travel suppliers in our leisure destination markets. We do not currently have long-term contracts with any of our hotel room suppliers, nor do we anticipate entering into long-term contracts with them in the future. Adverse changes in or the failure to renew existing relationships, or our inability to enter into arrangements with new hotel suppliers on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services we are able to offer, which could adversely affect our business, financial condition and results of operations. Our ability to continue to grow and enter new markets also depends on our ability to obtain a sufficient supply of suitable hotel rooms on favorable terms in our existing and new leisure destinations.

Hotels and other travel suppliers are increasingly seeking to lower their distribution costs by promoting direct online bookings through their own websites, and we expect this trend to continue. Hotels and travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent consumers increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

We have a significant amount of fixed obligations and we expect to incur significantly more fixed obligations which could hurt our ability to meet our strategic goals.

As of December 31, 2006, maturities of our long-term debt (including capital leases) were $14.9 million in 2007, $14.2 million in 2008, $16.8 million in 2009, $14.3 million in 2010 and $12.6 million in 2011. All of our long-term and short-term debt has fixed interest rates. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, other airport facilities and office space. As of December 31, 2006, future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year were approximately $3.9 million in 2007, $1.9 million in 2008, $0.6 million in 2009 and $0.1 million in 2010. We expect to incur additional debt and other fixed obligations as we take delivery of additional aircraft and other equipment and continue to expand into new markets.

The amount of our debt and other fixed obligations could:

•       limit our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes;

•       divert substantial cash flow from our operations and expansion plans to service our fixed obligations;

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•       place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources.

Our ability to make scheduled payments on our debt and other fixed obligations will depend upon our future operating performance and cash flow, which in turn will depend upon prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you we will be able to generate sufficient cash flow from our operations to pay our debt and other fixed obligations as they become due, and our failure to do so could harm our business. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or obtain additional equity or debt financing. To the extent we finance our activities or future aircraft acquisitions with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you any renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

Our lack of an established line of credit or borrowing facility makes us highly dependent upon our cash balances and operating cash flows.

We have no lines of credit and rely on operating cash flows to provide working capital. Unless we secure a line of credit or borrowing facility, we will be dependent upon our operating cash flows and cash balances to fund our operations and to make scheduled payments on our debt and other fixed obligations. If we fail to generate sufficient funds from operations to meet these cash requirements or do not secure a line of credit, other borrowing facility or equity financing, we could default on our debt and other fixed obligations. Our inability to meet our obligations as they become due would materially restrict our ability to grow and seriously harm our business and financial results.

Our business is heavily dependent on the the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets would harm our business.

Almost all of our scheduled flights have Las Vegas, Orlando or Tampa/St. Petersburg as either their destination or origin. Our business would be harmed by any circumstances causing a reduction in demand for air transportation to the Las Vegas, Orlando or Tampa/St. Petersburg markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of past or future terrorist attacks.

We serve Orlando Sanford International Airport, which is not the principal airport in the Orlando market. A refusal by passengers to view Orlando Sanford International Airport as a reasonable alternative to Orlando International Airport, the main airport serving Orlando, could harm our business.

We serve St. Petersburg-Clearwater International Airport, which is not the principal airport in the Tampa Bay market. A refusal by passengers to view the St. Petersburg-Clearwater International Airport as a reasonable alternative to Tampa International Airport, the main airport serving the Tampa Bay area, could harm our business.

We may face increased competition in our markets which could harm our business.

The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our markets, we are the only provider of nonstop service to Las Vegas, Orlando or Tampa/St. Petersburg. It is possible other airlines will begin to provide nonstop services to and from these markets or otherwise target these markets. An increase in the amount of direct or indirect competition could harm our business.

We may be unable to renew our lease or increase our facilities at Las Vegas’ McCarran International Airport.

McCarran International Airport was the 11th busiest airport in the world in 2006 and its gate space, terminal space, aircraft parking space and facilities in general are constrained. To meet our growth plan, we will require additional facilities at McCarran. However, we may not be able to maintain sufficient or obtain additional facilities at McCarran on favorable terms, or at all. In addition, our present agreement can be terminated at any time upon 30 days’ notice. Since Las Vegas is one of our principal destinations, our inability to maintain sufficient facilities or to obtain additional facilities as needed would harm our business by limiting our ability to grow and increasing our costs.

We also currently rely on the availability of overnight aircraft parking space at McCarran. However, due to anticipated airport growth, we may find it difficult to obtain sufficient overnight aircraft parking space in the future. Over time, this may result in our having to overnight aircraft in other cities, which would increase our costs and could adversely impact our business and results of operations.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., and a small number of management and operating personnel. We do not currently have an employment agreement with or maintain key-man life insurance on Mr. Gallagher. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our results of operations will fluctuate.

We expect our quarterly operating results to fluctuate in the future based on a variety of factors, including:

•       the timing and success of our growth plans as we enter new markets;

•       changes in fuel, security and insurance costs;

•       mark-to-market adjustments attributable to our fuel hedging transactions;

•       increases in personnel, marketing, aircraft ownership and other operating expenses to support our anticipated growth; and

•       the timing and amount of maintenance expenditures.

In addition, seasonal variations in traffic, the timing of significant repair events and weather affect our operating results from quarter to quarter. Quarter-to-quarter comparisons of our operating results may not be good indicators of our future performance. In addition, it is possible our operating results in any future quarter could be below the expectations of investors and any published reports or analyses regarding Allegiant. In that event, the price of our common stock could decline, perhaps substantially.

Due to our limited fleet size, if any of our aircraft becomes unavailable, we may suffer greater damage to our service, reputation and profitability than airlines with larger fleets.

We operate a fleet of 26 aircraft. Given the limited number of aircraft we operate, if an aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, we could suffer greater adverse financial and reputational impacts than larger airlines if our flights are delayed or cancelled due to the absence of replacement aircraft. Our business strategy involves concentrating our aircraft overnight at our destination airports. If we are unable to operate those aircraft for a prolonged period of time for reasons outside of our control, for example, a catastrophic event or a terrorist act, our results of operations and business could be disproportionately harmed.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website and other automated systems. We rely on a single vendor to support many of these systems and it would be difficult to readily replace this vendor on whom we have relied since our inception. A failure of this vendor to satisfactorily service our automation needs could negatively affect our Internet sales and customer service and result in increased costs.

Unlike many other airlines, which issue traditional paper tickets to some or all of their passengers, we issue only electronic tickets. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or a failure by our vendor could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, increase our expenses and generally harm our business.

Currently, our fixed fee flying business is substantially dependent on a single customer and the loss of this business could have a material adverse effect on our continuing fixed fee contract revenue.

During 2006, approximately 58.9% of our fixed fee contract revenue was derived from Harrah’s Entertainment Inc. We provide these services under contracts which expire in December 2008. If Harrah’s suffers a decline in business, decides to change its strategy or otherwise decides to reduce or terminate the fixed fee flying services provided by us, our revenues from fixed fee flying operations could be adversely affected.

If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

Our business is labor intensive, with labor costs representing 15.8% of our operating expenses during 2006. We expect wages and benefits to increase on a gross basis; these costs could also increase as a percentage of our overall costs, which could harm our business. Our expansion plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against other U.S. airlines for labor in these highly skilled positions. Many U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to significantly increase wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans and our business could be harmed.

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. One of our principal competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a highly productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, and our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and business may be harmed.

We rely on third parties to provide us with facilities and services that are integral to our business and can be withdrawn on short notice.

We have entered into agreements with more than 30 third-party contractors, including other airlines, to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, flight dispatch, baggage services and ticket counter space. We will likely need to enter into similar agreements in any new markets we decide to serve. All of these agreements are subject to termination upon short notice. Although we believe there are alternative service providers available to perform these services for us in the event of a contract termination or failure by a service provider, the loss or expiration of these contracts, the loss of FAA certification by our outside maintenance providers or any inability to renew our contracts or negotiate contracts with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services. Recently, failures by our flight dispatch vendor significantly delayed all of our flights on a particular day. Although we seek to have redundant processes in place to protect against such failures, we remain subject to the performance by our outside vendors.

Imposition of additional sales and hotel occupancy and other related taxes may increase our expenses.

Currently, hotels collect and remit hotel occupancy and related taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes on the underlying cost of the hotel room night from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. We understand some jurisdictions have indicated to the public that they may take the position that sales or hotel occupancy tax may also be applicable to the differential between the price paid by a customer for our service and the cost to us for the underlying room. Historically, we have not collected taxes on this differential. Some state and local jurisdictions could assert we are subject to hotel occupancy taxes on this differential and could seek to collect such taxes, either retroactively or prospectively or both. Such actions may result in substantial liabilities for past sales and could have a material adverse effect on our business and results of operations. To the extent any tax authority succeeds in asserting such a tax collection responsibility exists, it is likely, with respect to future transactions, we would collect any such additional tax obligation from our customers, which would increase the price of hotel room nights we charge our customers and, consequently, could reduce hotel sales and our profitability. We will continue to assess the risks of the potential financial impact of additional tax exposure, and to the extent appropriate, reserve for those estimates of liabilities.

We employ a non-traditional distribution system, which could negatively affect our ability to sell our services.

We employ a computerized airline reservation system designed to meet our specifications. Under this system, we do not issue paper airline tickets. Furthermore, we do not participate in the global airline reservation systems such as Sabre or Worldspan, nor can travel on us be purchased through Expedia, Travelocity, or similar air travel services. The inability to make reservations for travel on us through the global reservation systems or travel websites may harm our competitive position. Alternatively, if we decide to later participate in the global reservation systems or travel websites, we would be forced to pay fees charged by these systems or websites. As a result, our costs would increase and this may adversely affect our business and results of operations.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of our customer transactions, we receive and store a large volume of identifiable personal data. This data is increasingly subject to legislation and regulation. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

The Internet as a medium for commerce is subject to uncertainty.

Consumer use of the Internet as a medium for commerce is subject to uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. In addition, activities that diminish the experience for Internet users, such as spyware, spoof emails, viruses and spam directed at Internet users, as well as viruses and “denial of service” attacks directed at Internet companies and service providers, may discourage people from using the Internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.

Our lack of a marketing alliance and frequent flyer program could harm our business and competitive position.

Many airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems, and permit reciprocity in their frequent flyer programs. Our business and competitive ability could be harmed since we are not a member of any marketing alliance. In addition, our lack of a frequent flyer program could harm our business and competitive position.

We will be controlled by our management as long as they own or control a majority of our common stock, and they may make decisions with which you disagree.

The members of our board of directors and our executive officers own beneficially more than 56% of the outstanding shares of our common stock. As a result, our management will control all matters affecting us, including the election of directors as long as they continue to own or control a majority of our common stock. They may make decisions you and other stockholders will not be able to affect by voting your shares.

The historical consolidated financial information in this annual report does not reflect the added costs and internal control reporting standards we expect to incur or will be required to comply with as a public company or the resulting changes that will occur in our capital structure and operations.

We face increased legal, accounting, administrative and other expenses as a public company we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the Securities and Exchange Commission (“SEC” or the “Commission”), the Public Company Accounting Oversight Board (“PCAOB”) and the Nasdaq Global Market, require changes in the corporate governance practices of public companies. We expect these new rules and regulations to result in both a significant initial cost, as we initiate certain internal controls and other procedures designed to comply with the requirements of the Sarbanes-Oxley Act, and an ongoing increase in our legal, audit and financial compliance costs. Compliance will also divert management attention from operations and strategic opportunities and will make legal, accounting and administrative activities more time-consuming and costly. We also expect to incur substantially higher costs to maintain directors and officers insurance. We currently anticipate increased annual costs following our initial public offering and we expect to incur additional costs during 2007 in implementing and verifying internal control procedures as required by Section 404 of the Sarbanes-Oxley Act, and the rules and regulations thereunder, and in connection with preparing our financial statements on a timely basis to meet the SEC’s reporting requirements.

We are required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective. Any failure to implement and maintain effective controls over our financial reporting, or difficulties encountered in the implementation of these controls, could result in a material misstatement to the annual or interim financial statements that could cause us to fail to meet our reporting obligations under applicable securities laws. Any failure to maintain our internal controls could result in our incurring substantial liability for not having met our legal obligations and could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. Similar adverse effects could result if our auditors express an adverse opinion or disclaim or qualify an opinion on management’s assessment or on the effectiveness of our internal control over financial reporting.

In addition, we are required under these new rules and regulations to attract and retain independent directors to serve on our board of directors and our audit committee, in particular. If we fail to retain independent directors, we may be subject to SEC enforcement proceedings and delisting by the Nasdaq Global Market.

Because we were a limited liability company prior to our transition to corporate form, we paid minimal taxes on profits. In preparing our consolidated financial information previously, we deducted and charged to earnings estimated statutory income taxes based on an estimated blended tax rate, which may be different from our actual tax rate in the future. The estimates we used in our consolidated financial information may not be similar to our actual experience as a public corporation.

We may be required to make substantial payments under certain indemnification agreements.

In connection with our initial public offering and conversion to corporate form, we have entered into agreements that provide for the indemnification of our members, managers, officers and certain other persons authorized to act on our behalf against certain losses that may arise out of our initial public offering or the reorganization transactions, and certain tax liabilities of our members that may arise in respect of periods when we operated as a limited liability company. We may be required to make substantial payments under these indemnification agreements, which could adversely affect our financial condition.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price, and could subject us to liability.

Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and will require a report by our independent registered public accounting firm addressing these assessments, beginning as early as our fiscal year ending December 31, 2007. During the course of documenting and testing our internal control procedures to satisfy the requirements of Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Global Market, regulatory investigations and civil or criminal sanctions.

Changing laws, rules and regulations, and legal uncertainties relating to the way we do business may adversely impact our business, financial condition and results of operations.

Unfavorable changes in existing, or the promulgation of new, laws, rules and regulations applicable to us, including those relating to the Internet and online commerce, consumer protection and privacy, and sales, use, occupancy, value-added and other taxes, could decrease demand for our products and services, increase our costs and/or subject us to additional liabilities, which could adversely impact our business. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to Internet and online commerce, which may relate to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

In addition, the application of various sales, use, occupancy, value-added and other tax laws, rules and regulations to our products and services is subject to interpretation by the applicable taxing authorities. While we believe we are compliant with these tax provisions, we cannot assure you taxing authorities will not take a contrary position, or that such positions would not have an adverse effect on our business, financial condition and results of operations.

Risks Associated with the Airline and Travel Industry

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

We believe airline traffic is particularly sensitive to changes in economic growth and expectations. In addition, the war in Iraq or other conflicts or events in the Middle East or elsewhere may impact the economy and result in an adverse impact on the airline business. In 2005, the domestic airline industry reported its fifth consecutive year of losses, which is causing significant changes in the industry. Low fares and escalating fuel prices contributed to these losses. As a result, many airlines are renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Additionally, other airlines have consolidated in an attempt to lower costs and rationalize their route structures in order to improve their results. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. The occurrence of these events, or potential changes resulting from these events, may harm our business or the industry.

The airline industry is highly competitive, is characterized by low profit margins and high fixed costs, and we may be unable to compete effectively against other airlines with greater financial resources or lower operating costs.

The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and aircraft lease rentals. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business.

In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. As of March 15, 2007, we face nonstop competition on only five of our routes from small cities to Las Vegas, Orlando or Tampa/St. Petersburg. However, competing airlines provide connecting service on many of our routes or serve nearby airports. In addition, we have faced other competing services in the past, and we cannot assure you other airlines will not begin to provide nonstop service in the future on the routes we serve. Many of these competing airlines are larger and have significantly greater financial resources and name recognition. We may, therefore, be unable to compete effectively against other airlines that introduce service or discounted fares in the markets we serve.

A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the industry would likely experience significantly reduced demand for our travel services. These actions, or consequences resulting from these actions, would likely harm our business and the airline and travel industry.

Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft, including rules regarding assumed average passenger weight, that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, and increased inspection and maintenance procedures to be conducted on aging aircraft.

We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business.

The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our MD80 series aircraft, for any reason, could negatively impact our results of operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For example, the FAA has recently adopted regulations requiring airlines to monitor the compliance with drug testing standards of all mechanics and maintenance personnel, including those of third party vendors. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (“TSA”) have imposed more stringent security procedures on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you these laws or regulations, or any laws or regulations enacted in the future, will not materially adversely affect our financial condition, results of operations.

Our ability to operate as an airline is dependent upon our maintaining certifications issued to us by the DOT and the FAA. Federal law requires that air carriers operating large aircraft, such as our MD80 series aircraft, be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers factors such as consumer-relations practices, legal and regulatory compliance disposition, financial resources and U.S. citizenship in making its determinations. While DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. Similarly, in a worst-case scenario, the FAA could restrict or suspend our ability to operate as an airline, and could do so on an emergency basis with little or no advance warning, in the event the FAA should consider our operations unsafe. While under such circumstances we would have a right to expedited judicial review of the legality of the FAA’s actions, such a development would likely harm our business severely regardless of the outcome of such review.

In the event we elect in the future to expand our scheduled service offerings into international markets, we would be subject to increased regulation by U.S. and foreign aeronautical authorities as well as customs, immigration and other border-protection agencies. Additionally, there is no assurance we would be able to obtain the right to serve all routes we may wish to serve. These factors, alone or in combination, could materially adversely affect any international scheduled service we may choose to pursue in the future.

Airlines are often affected by factors beyond their control, including traffic congestion at airports, weather conditions, increased security measures or the outbreak of disease, any of which could harm our operating results and financial condition.

Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions, increased security measures or the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition. An outbreak of a disease that affects travel behavior, such as severe acute respiratory syndrome (“SARS”) or avian flu, could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease could harm our business, financial condition and results of operations.

The airline and travel industry tends to experience adverse financial results during general economic downturns.

Since a substantial portion of airline travel, for both business and leisure, is discretionary, the airline and travel industries tend to experience adverse financial results during general economic downturns. Any general reduction in airline passenger traffic would likely harm our business.

Risks Related to Our Stock Price

There was no public market for our common stock prior to December 8, 2006, and our stock may experience extreme price and volume fluctuations.

As our common stock has just recently been listed, an active trading market in our common stock might not develop or continue. If a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

The market price of our common stock may be volatile, which could cause the value of your investment in Allegiant to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•       announcements concerning our competitors, the airline industry or the economy in general;

•       strategic actions by us or our competitors, such as acquisitions or restructurings;

•       media reports and publications about the safety of our aircraft or the aircraft type we operate;

•       new regulatory pronouncements and changes in regulatory guidelines;

•       general and industry-specific economic conditions;

•       changes in financial estimates or recommendations by securities analysts;

•       sales of our common stock or other actions by investors with significant shareholdings; and

•       general market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter, bylaws and option plans, as well as Nevada law.

Provisions in our articles of incorporation, our bylaws, and under Nevada law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our articles of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•       advance notification procedures for matters to be brought before stockholder meetings;

•       a limitation on who may call stockholder meetings; and

•       the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

We are also subject to provisions of Nevada law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 10% of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.

Under U.S. laws and the regulations of the DOT, U.S. citizens must effectively control us. As a result, our president and at least two-thirds of our board of directors must be U.S. citizens and not more than 25% of our voting stock may be owned by non-U.S. citizens (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49%). Any of these restrictions could have the effect of delaying or preventing a change in control.

In addition, options under our Long-Term Incentive Plan may have a special acceleration feature pursuant to which those options will vest in full in the event we are acquired. The accelerated vesting of our employee stock options may prove to be a deterrent to a potential acquisition of us because the acquiring company may have to implement additional retention programs to ensure the continued service of our employees, and the additional dilution that will result from the accelerated vesting of our outstanding employee stock options will likely reduce the amount otherwise payable to our stockholders in an acquisition.

Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our articles of incorporation and bylaws restrict voting of shares of our capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors be U.S. citizens. Our bylaws provide no shares of our capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which we refer to as the foreign stock record. Our bylaws further provide no shares of our capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. Registration on the foreign stock record is made in chronological order based on the date we receive a written request for registration. One of our significant stockholders, Declan Ryan, is a non-U.S. citizen and owns approximately 4.8% of our outstanding common stock. Other non-U.S. citizens will be able to own and vote shares of our common stock, only if the combined ownership by all non-U.S. citizens does not violate these requirements.

Substantial sales of our common stock could cause our stock price to fall.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The 5,750,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, a substantial number of shares held by our current stockholders or issuable upon exercise of options are eligible for sale and could be sold pursuant to registration under the Securities Act or an exemption from registration. We, our executive officers and directors and substantially all of our existing stockholders have signed lock-up agreements under which they have agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, prior to June 6, 2007, without first obtaining the written consent of Merrill Lynch. Of our outstanding 19,795,933 shares of common stock, the 5,750,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. After the lock-up agreements expire on June 6, 2007, an additional 12,195,933 shares of common stock will be eligible for sale in the public market at various times, subject, in some cases, to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Registration of shares of our common stock subject to registration rights may depress the trading price of our stock.

We entered into an investors agreement with our existing preferred stockholders and PAR Investment Partners, L.P. The holders of up to 7,612,600 shares of common stock are entitled to registration rights pursuant to the investors agreement with respect to their shares. The investors agreement provides, among other things, that holders of 25% of the securities with registration rights can require us, subject to certain limitations, to register with the Commission all or a portion of their shares of common stock after June 7, 2007. Additionally, these stockholders may also require us, subject to certain limitations, to include their shares in future registration statements we file. In accordance with our agreement with PAR Investment Partners, L.P., we have filed a shelf registration statement covering their 1,750,000 shares of common stock and we are to keep the registration statement in effect until up to December 13, 2008. Upon any of these registrations, these shares would be freely tradable in the public market without restrictions. If these stockholders exercise these or other similar rights under the investors agreement to sell substantial amounts common stock in the public market, or if it is perceived that such exercise or sale could occur, the market price of our common stock may fall.

Item 1B.               Unresolved Staff Comments

Not Applicable.

Item 2.                        Properties

We lease facilities at several of the airports we serve. Our leases for our terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have terms of less than two years in duration. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

Our principal base of operations in Las Vegas is Terminal 1 at McCarran International Airport. We share the terminal with several other carriers. We currently lease two gates, and have access to two additional gates. We believe we can operate ten departures per day per gate giving us current capacity to operate up to 20 departures per day on our leased gates and a similar number of departures per day on the gates we have access to use. While we currently have sufficient gate space to accommodate our near term requirements, we believe gate space may become more difficult to obtain due to growth expected at McCarran. We also lease space at the cargo area on the field at McCarran which is used for line maintenance operations. We currently rely on the availability of overnight aircraft parking space at the Las Vegas airport. However, due to the anticipated growth of McCarran, we may encounter difficulty in obtaining sufficient overnight aircraft parking space in the future. Over time, this may result in our having to overnight more of our aircraft in other cities, which would increase our costs.

Our principal base of operations in Orlando is Terminal B at Orlando Sanford International Airport. We are the only scheduled domestic carrier operating at Orlando Sanford International Airport. The terminal has 12 gates, and we currently utilize up to three gates. We believe we have sufficient gate space to accommodate several years of growth at this airport. We also lease space in a nearby cargo building that supports our line maintenance and commissary operations.

We use two gates at the St. Petersburg-Clearwater International Airport. We believe we have access to sufficient gate space to accomodate several years of growth at this airport.

Our primary corporate offices are located in Las Vegas, where we lease 16,225 square feet of space under a lease that expires in June 2009. We also lease 18,500 square feet of office space near the airport where our maintenance, in-flight and training staff are located, under a lease that expires in September 2010. We also lease 5,000 square feet of space in Reno for our call center and additional space near the Las Vegas airport for our commissary and parts warehouse, under a lease that expires in August 2009.

None of the airports in the small cities in which we operate have slot control, gate availability or curfews that pose meaningful limitations on our operations. However, some small city airports have short runways that require us to operate some flights at less than full capacity.

Item 3.                        Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock has been quoted on the Nasdaq Global Market since December 8, 2006. On March 23, 2007, the last sale price of our common stock was $32.99 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	HIGH	LOW
December 8, 2006 - December 31, 2006	$28.79	$24.00
First Quarter 2007 (through March 23, 2007)	$36.51	$25.83

As of March 15, 2007, there were fewer than 700 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Annual Report on Form 10-K below.

Dividend Policy

Other than distributions paid or to be paid to our owners to defray the income taxes payable by them with respect to our taxable income while we were a pass-through entity for income tax purposes, we have not declared or paid any dividends on our equity since our inception. We do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business.

Item 6.                        Selected Financial Data

The following financial information for each of the five years ended December 31, 2006, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

	For the year ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenue:
Scheduled service revenues	$178,349	$90,664	$46,236	$22,515	$6,007
Fixed fee contract revenues	33,743	30,642	40,987	26,569	16,081
Ancillary revenues	31,258	11,194	3,142	886	89
	243,350	132,500	90,365	49,970	22,177
Operating expenses:
Aircraft fuel	101,561	52,568	27,914	11,755	4,761
Salary and benefits	34,950	21,718	15,379	8,176	4,320
Station operations	24,866	14,090	13,608	8,042	2,852
Maintenance and repairs	19,482	9,022	9,367	6,136	2,589
Sales and marketing	9,293	5,625	3,548	2,385	632
Aircraft lease rentals	5,102	4,987	3,847	3,137	3,033
Depreciation and amortization	10,584	5,088	2,183	1,181	260
Other	14,959	10,901	8,441	6,258	4,661
Total operating expenses	220,797	123,999	84,287	47,070	23,108
Operating income (loss)	22,553	8,501	6,078	2,900	(931)
Other (income) expense:
(Gain)/loss on fuel derivatives, net	4,193	(612)	(4,438)	(314)	—
Other (income) expense, net	—	—	—	(913)	(9)
Interest income	(2,973)	(1,225)	(30)	(9)	—
Interest expense	5,517	3,009	1,399	831	367
Total other (income) expense	6,737	1,172	(3,069)	(405)	358
Income (loss) before income taxes	15,816	7,329	9,147	3,305	(1,289)
Provision for income taxes:
Recognition of net deferred tax liabilities upon C-corporation conversion	6,425	—	—	—	—
Tax provision, current year	651	37	12	1	1
Net income (loss)	$8,740	$7,292	$9,135	$3,304	$(1,290)
Earnings (loss) per share:
Basic	$1.23	$1.11	$1.36	$0.49	$(0.14)
Diluted(1)	$0.52	$0.56	$1.36	$0.49	$(0.14)

(1)             The number of weighted average diluted shares outstanding for purposes of calculating 2005 earnings per share includes our redeemable convertible preferred shares as if converted on a one-for-one basis into common shares. The dilutive effect of common stock subject to outstanding options and warrants to purchase shares of common stock for 2005 is not material.

OTHER FINANCIAL DATA:
Operating margin	$22,553	$8,501	$6,078	$2,900	$(931)
Operating margin%	9.3%	6.4%	6.7%	5.8%	(4.2)%
Net cash provided by (used in):
Operating activities	$33,600	$44,027	$10,484	$4,172	$1,686
Investing activities	(1,607)	(47,706)	(9,675)	(7,380)	(1,844)
Financing activities	77,021	23,369	480	3,380	201

	As of December 31,
	2006	2005	2004	2003	2002
	(unaudited)
	(in thousands, except per share data)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$136,081	$53,325	$1,569	$280	$108
Total assets	305,726	170,083	65,474	32,689	5,840
Long term debt (including capital leases)	72,765	59,747	31,992	18,981	3,915
Redeemable convertible preferred shares	—	39,540	—	—	—
Shareholders’/members’ equity (deficit)	153,471	14,607	9,493	355	(2,951)

	For the year ended December 31,
	2006	2005	2004	2003	2002
Operation statistics (unaudited):
Total system statistics:
Passengers	2,179,367	1,199,547	840,939	472,078	200,872
Revenue passenger miles (RPMs) (thousands)	2,251,341	1,295,633	914,897	436,740	149,158
Available seat miles (ASMs) (thousands)	2,871,071	1,674,376	1,218,560	614,280	222,216
Load factor	78.4%	77.4%	75.1%	71.1%	67.1%
Operating revenue per ASM (cents)	8.48	7.91	7.42	8.13	9.98
Operating expense per ASM (cents)	7.69	7.41	6.92	7.66	10.40
Operating expense per ASM, excluding fuel (cents)	4.15	4.27	4.63	5.75	8.26
Departures	20,074	11,646	8,369	5,307	3,308
Block hours	50,584	29,472	20,784	11,160	5,486
Average stage length (miles)	966	977	948	—	—
Average number of operating aircraft during period	20.8	13.3	8.0	4.8	2.8
Total aircraft in service end of period	24	17	9	7	3
Full-time equivalent employees at period end	846	596	391	282	107
Fuel gallons consumed (thousands)	47,984	28,172	19,789	10,490	4,548
Average fuel cost per gallon	$2.12	$1.87	$1.41	$1.12	$1.05
Scheduled service statistics:
Passengers	1,940,456	969,393	535,602	260,850	83,779
Revenue passenger miles (RPMs) (thousands)	1,996,559	1,029,625	517,301	202,997	33,687
Available seat miles (ASMs) (thousands)	2,474,285	1,294,064	694,949	274,036	57,566
Load factor	80.7%	79.6%	74.4%	74.1%	58.5%
Departures	16,634	8,388	4,803	2,553	1,433
Block hours	43,391	22,465	11,827	5,141	1,897
Yield (cents)	8.93	8.81	8.94	11.09	17.83
Scheduled service revenue per ASM (cents)	7.21	7.01	6.65	8.22	10.43
Ancillary revenue per ASM (cents)	1.26	0.87	0.45	0.32	0.15
Total revenue per ASM (cents)	8.47	7.87	7.11	8.54	10.59
Average fare—scheduled service	$91.91	$93.53	$86.33	$86.31	$71.70
Average fare—ancillary	$16.11	$11.55	$5.87	$3.40	$1.06
Average fare—total	$108.02	$105.07	$92.19	$89.71	$72.76
Average state length (miles)	1,006	1,045	913	725	403
Percent of sales through website during period	85.9%	81.0%	68.4%	53.2%	—

The following terms used in this section and elsewhere in this annual report have the meanings indicated below:

“Available seat miles” or “ASMs” represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Average fuel cost per gallon” represents total aircraft fuel costs divided by the total number of fuel gallons consumed.

“Average stage length” represents the average number of miles flown per flight.

“Load factor” represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

“Operating expense per ASM” represents operating expenses divided by available seat miles.

“Operating expense per ASM, excluding fuel” represents operating expenses, less aircraft fuel, divided by available seat miles.

“Operating revenue per ASM” represents operating revenue divided by available seat miles.

“Revenue passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Yield” represents scheduled service revenue divided by scheduled service revenue passenger miles.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2006, 2005 and 2004. Also discussed is our financial position as of December 31, 2006 and 2005. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Who We Are.   We are a leisure travel company. The focus of our business is a low-cost passenger airline marketed to leisure travelers in small cities. Our business model emphasizes low operating costs, diversified revenue sources, and the transport of passengers from small cities to world-class leisure destinations. Our route network, pricing philosophy, product offering and advertising are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to world-class leisure destinations. We currently provide service to Las Vegas, Nevada, Orlando, Florida, and Tampa/St. Petersburg, Florida, three of the largest and most popular leisure destinations in the United States. We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boomer generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in approximately 340 print circulations.

Our Fleet.   The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31, 2006			December 31, 2005			December 31, 2004
	Own(b)	Lease	Total	Own(a)	Lease	Total	Own	Lease	Total
MD83s	22	0	22	9	6	15	5	2	7
MD87s	0	2	2	0	2	2	0	2	2
Total	22	2	24	9	8	17	5	4	9

(a)           Aircraft owned includes one aircraft subject to a capital lease.

(b)          Aircraft owned includes five aircraft subject to capital leases.

Our Markets.   Our scheduled service consists of limited frequency nonstop flights into world-class leisure destinations from small cities. As of December 31, 2006, we offered scheduled service into Las Vegas, Orlando and Tampa/St. Petersburg from 47 small cities. The following shows the number of destinations and small cities served (including seasonal service).

	As of December 31,
	2004	2005	2006
Destinations	1	2	3
Small Cities	13	29	47

Our Fiscal Year.   We operate on a calendar year ending on the last day in December. For convenience, we refer to the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004 as 2006, 2005 and 2004, respectively.

Our Operating Revenue

Our operating revenue comprises both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

•       Scheduled service revenues.   Scheduled service revenues consist of nonstop flights between our leisure destinations and small cities.

•       Fixed fee contract revenues.   Our fixed fee contract revenues consist largely of agreements with affiliates of Harrah’s Entertainment Inc. and Apple Vacations West, Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to Harrah’s, Apple and others.

•       Ancillary revenues.   Our ancillary revenues are generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items sold in conjunction with our scheduled air service. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees.

Seasonality.   Our business is seasonal in nature with traffic demand historically being lowest in the third quarter and highest in the first quarter. Our operating revenue is largely driven by perceived product value, advertising and promotional activities and can be adversely impacted during periods with reduced discretionary leisure travel spending, such as the back-to-school season.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows. Our cost structure is highly variable as we consider our fixed costs to have represented only 3.83¢ of our cost per available seat mile (“CASM”) in 2006, or 49.8% of our 2006 operating expenses.

Aircraft fuel expense.   Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees. Under certain of our fixed fee flying agreements, we are reimbursed by our customers if fuel exceeds a pre-determined cost per gallon, and these reimbursements are netted against fuel expense.

Salary and benefits expense.   Salary and benefits expense includes wages and salaries as well as expenses associated with employee benefit plans and employer payroll taxes.

Station operations expense.   Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services and commissary expenses.

Maintenance and repairs expense.   Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft. Also included are fees for repairs performed by third party vendors.

Sales and marketing expense.   Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions, and credit card discount fees associated with sale of scheduled service.

Aircraft lease rentals expense.   Aircraft lease rentals expense consists of the cost of leasing aircraft which are operated under operating leases with third parties.

Depreciation and amortization expense.   This expense includes the depreciation of all fixed assets, including aircraft that we own, and amortization on aircraft that we operate under capital leases.

Other expense.   Other expense includes the cost of passenger liability insurance, aircraft hull insurance, and all other insurance policies except for employee welfare insurance. Additionally, this expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes and all other administrative and operational overhead expenses not included in other line items above.

Trends and Uncertainties Affecting Our Business

We believe our financial success is driven by variable factors that affect airlines and their markets, and by trends affecting the travel industry. The following discussion describes certain key factors we believe may affect our future performance.

Demographics and Consumer Behavior

The airline industry is influenced by lifestyle and demographic trends, and the performance of the broader U.S. economy. We believe the current demographic and lifestyle trends are positive drivers of the leisure travel industry. The aging of the baby boomers as they enter their peak earning years with more disposable income, and the recent economic expansion have both had a positive impact on growing consumer demand for leisure travel.

Aircraft Fuel

The airline industry is heavily dependent on the use of jet fuel and fuel costs represent a significant portion of the total operating expenses for airlines. Fuel costs have been subject to wide price fluctuations. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost and future availability of fuel cannot be predicted with any degree of certainty.

Labor

The airline industry is heavily unionized and the wages and benefits of unionized airline industry employees are determined by collective bargaining agreements. Conflicts between unionized airlines and their unions can lead to work slowdowns or stoppages. We currently have a non-unionized work force and are not subject to collective bargaining agreements at the present time. If our employees were to unionize in the future and we were unable to reach agreement on the terms of their collective bargaining agreement, or we were to experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruption by organized labor groups protesting our non-union status. Any of these events could have an adverse effect on our future results. Our flight attendants rejected union representation in an election that finished December 4, 2006.

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer programs.

RESULTS OF OPERATIONS

The table below presents our operating expenses as a percentage of operating revenue for the last three fiscal years.

	2006	2005	2004
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.7	39.7	30.9
Salary and benefits	14.4	16.4	17.0
Station operations	10.3	10.7	15.1
Maintenance and repairs	8.0	6.8	10.4
Sales and marketing	3.8	4.2	3.9
Aircraft lease rentals	2.1	3.8	4.3
Depreciation and amortization	4.3	3.8	2.4
Other	6.1	8.2	9.3
Total operating expense	90.7%	93.6%	93.3%

2006 Compared to 2005

Summary

We recorded total operating revenue of $243.4 million, income from operations of $22.6 million and net income of $8.7 million for 2006. By comparison, in 2005, we recorded total operating revenue of $132.5 million, income from operations of $8.5 million and net income of $7.3 million.

As of December 31, 2006, we had a fleet of 26 aircraft with 24 in service compared with a fleet of 22 aircraft with 17 in service as of December 31, 2005. The growth of our fleet enabled a 71.5% increase in available seat miles (“ASMs”) for 2006 compared to 2005 as departures increased by 72.4% and average stage length decreased by 1.1%.

Substantially all of our ASM growth in 2006 compared to 2005 was in scheduled service which represented 86.2% of total ASMs in 2006 compared to 77.3% in 2005. Fixed fee contract flying ASMs increased by 4.3%, and scheduled service ASMs increased by 91.2%.

Operating Revenue

Our operating revenue increased 83.7%, or $110.9 million, to $243.4 million in 2006 from $132.5 million in 2005. This was driven by a 73.8% increase in revenue passenger miles (“RPMs”) and a 7.2% increase in revenue per ASM (“RASM”).

Scheduled service revenues:

Scheduled service revenues increased 96.7%, or $87.7 million, to $178.3 million in 2006 from $90.7 million in 2005 due to a 93.9% increase in scheduled service RPMs. Yield increased 1.4% in 2006 versus 2005 due to a 3.7% shorter scheduled stage length and the dilutive effect of introductory pricing on 11 new routes to Las Vegas, nine new routes to Orlando and 12 new routes to Tampa/St. Petersburg started during 2006. The decrease in average stage length coupled with an increase in load factor of 1.1 percentage points resulted in a 2.9% increase in scheduled service RASM from 7.01¢ to 7.21¢.

Fixed fee contract revenues:

Fixed fee contract revenues increased 10.1%, or $3.1 million, to $33.7 million in 2006 up from $30.6 million in 2005. Revenues increased because of a new short-term contract running from May through

August 2006. We have agreed with Harrah’s Laughlin to increase our fixed fee flying beginning in January 2007. We expect this will produce incremental fixed fee flying revenue in 2007.

Ancillary revenues:

Ancillary revenues increased 179.2% to $31.3 million in 2006 up from $11.2 million in 2005. The increase in ancillary revenue was due to a 100.2% increase in scheduled service passengers and a 39.5% increase in ancillary revenue per passenger from $11.55 to $16.11 due primarily to the sale of several new products.

Operating Expenses

Our operating expenses increased by 78.1%, or $96.8 million, to $220.8 million in 2006 up from $124.0 million during the same period in 2005. Our financial results for 2006 were significantly impacted by the dramatic increase in the price of aircraft fuel over the prior year.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods.

	Year Ended December 31,				Percentage
	2006		2005		Change
Aircraft fuel	3.54	¢	3.14	¢	12.7%
Salary and benefits	1.21		1.30		(6.9)
Station operations	0.87		0.84		3.6
Maintenance and repairs	0.68		0.54		25.9
Sales and marketing	0.32		0.34		(5.9)
Aircraft lease rentals	0.18		0.30		(40.0)
Depreciation and amortization	0.37		0.30		23.3
Other	0.52		0.65		(20.0)
Operating cost per ASM (“CASM”)	7.69	¢	7.41	¢	3.8%
Operating CASM, excluding fuel	4.15	¢	4.27	¢	(2.8)%

Aircraft fuel expense.   Aircraft fuel expense increased 93.2%, or $49.0 million, to $101.6 million in 2006 up from $52.6 million in 2005. This change was due to a 70.3% increase in gallons consumed and a 13.4% increase in the average cost per gallon to $2.12 per gallon during 2006 compared to $1.87 in 2005.

Salary and benefits expense.   Salary and benefits expense increased 60.9%, or $13.2 million, to $35.0 million in 2006 up from $21.7 million in 2005. This increase is largely attributable to a 41.9% increase in full-time equivalent employees to support our growth. We employed approximately 846 full-time equivalent employees as of December 31, 2006, compared to 596 full-time equivalent employees as of December 31, 2005.

Station operations expense.   Station operations expense increased 76.5%, or $10.8 million, to $24.9 million in 2006 compared to $14.1 million in 2005. The increase in station operations expense exceeded the 72.4% increase in departures contributing to an increase of 3.6% in station operation expenses on a CASM basis. The increase in unit station operations expense was driven by a large number of new station openings, particularly in the fourth quarter of 2006, which outweighed an increase in the proportion of scheduled flying, which generally has a lower station operations expense per departure relative to fixed fee flying.

Maintenance and repairs expense.   Maintenance and repairs expense increased by 115.9%, or $10.5 million, to $19.5 million in 2006 up from $9.0 million in 2005. Maintenance and repairs CASM increased 25.9% as increased maintenance expense outpaced the increase in aircraft utilization. The increase in maintenance and repairs expense is largely attributed to heavy maintenance checks on 14 aircraft during 2006 versus four heavy checks during 2005 and the substantially larger fleet as of December 31, 2006 when compared to 2005. Additionally, in 2006 we had a significant increase in the number of heavy engine overhauls over 2005 due to a significant year-over-year increase in the number of unplanned maintenance as a result of engine foreign object damage.

Sales and marketing expense.   Sales and marketing expense increased 65.2%, or $3.7 million, to $9.3 million in 2006 compared to $5.6 million in 2005. On a CASM basis, sales and marketing expense declined 5.9% primarily due to the elimination of travel agency commissions for air only sales, a decrease in credit card processing fees and an increase in the percentage of sales through our website, our lowest cost distribution channel.

Aircraft lease rentals expense.   Aircraft lease rentals expense increased by 2.3%, or $0.1 million, to $5.1 million in 2006 up from $5.0 million in 2005. On a CASM basis, aircraft lease rentals expense decreased 40.0% to 0.18¢ in 2006 down from 0.30¢ in 2005 due to an increase in the percentage of owned versus leased aircraft and the benefits of higher aircraft utilization. In 2006, average block hours for aircraft in service increased 9.7%, or 18 hours, to 202.7 hours per month compared to 184.7 hours in 2005.

Depreciation and amortization expense.   Depreciation and amortization expense was $10.6 million in 2006 compared to $5.1 million in 2005, an increase of 108.0% as the number of in-service aircraft owned or subject to capital leases increased from nine as of December 31, 2005 to 22 as of December 31, 2006.

Other expense.   Other expense increased by 37.2% to $15.0 million in 2006 compared to $10.9 million in 2005 due mainly to increased aviation insurance, administrative, facilities and training expenses associated with our company’s growth.

Other (Income) Expense

Other income increased from $1.2 million in 2005 to $6.7 million in 2006. This change is attributable to three factors: (1) a change in net gain on fuel derivatives from a gain of $0.6 million in 2005 to a loss of $4.2 million in 2006, (2) an increase in interest expense from $3.0 million in 2005 to $5.5 million in 2006 relating to interest on aircraft purchased and acquired under capital leases during the period and (3) an increase in interest income from $1.2 million in 2005 to $3.0 million in 2006 as a result of increased cash and short-term investment balances.

Our fuel derivative contracts do not qualify for hedge accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, we recognize changes in the fair value of our derivatives when they occur, as a component of other (income) expense. We recognize gain or loss from a mark-to-market adjustment at the end of each period, which estimates as of that date the future value of open contracts which will settle in subsequent periods. Gain or loss is also recognized as contracts settle and the amount can vary depending on the market value of fuel at that time. We recognized a $2.4 million loss in 2005 on the mark-to-market adjustment for our open fuel derivative contracts and we recognized $3.0 million in net gains for contracts settled in 2005. By contrast, we recognized a $1.6 million loss in 2006 on the mark-to-market adjustment for our open fuel derivative contracts and we recognized $2.6 million in net losses for contracts settled in 2006. The change from an overall gain on fuel derivatives to a loss from 2005 to 2006 is due to the fact that fuel prices predominantly increased during 2005 and decreased during the second half of 2006, along with an increase in the amounts hedged over time due to the growth of the company.

Income Tax Expense

For all of 2005 and all but the last 18 days of 2006 we operated as a limited liability company or subchapter S corporation. Under these structures, we did not pay federal corporate income tax for these periods. Instead, the members of the limited liability company or stockholders of the subchapter S corporation were liable for income tax on the taxable income as it affected their individual income tax returns. Accordingly, our income tax provision in 2005 reflects state taxes owed by us in certain states in which we operate. For the last 18 days of 2006, we operated as a subchapter C corporation, and we expect to operate as a subchapter C corporation for the foreseeable future. The income tax expense for 2006 was impacted by a $6.4 million charge to recognize deferred tax liabilities due to the tax reorganization carried out in connection with our initial public offering.

2005 Compared to 2004

Summary

We recorded total operating revenue of $132.5 million, income from operations of $8.5 million and net income of $7.3 million for 2005. By comparison, in 2004, we recorded total operating revenue of $90.4 million, income from operations of $6.1 million and net income of $9.1 million. Net income decreased despite a 39.9% increase in operating income principally as a result of a lower amount of non-cash gain on fuel derivatives.

During 2005, we added 12 aircraft to our fleet, eight of which were placed into service, bringing the total number of aircraft in the fleet to 22 and the total number of aircraft in service to 17. Four of these aircraft were introduced into service in early 2006. The growth in our fleet generated an increase of 3,277 departures, or 39.2%, and an increase of 455.8 million ASMs, or 37.4% in 2005 compared to 2004. Average stage length increased by 3.1% from 948 to 977 miles in 2005. ASM growth trailed the growth in departures despite the increase in stage length due to the reconfiguration of our MD83 fleet in late 2004, which reduced the number of seats from 162 to 150.

Our mix of business changed in 2005. Scheduled service ASMs increased 86.2% and represented 77.3% of total ASMs in 2005 versus 57.0% in 2004. This change was due to both to an increase in scheduled service flying and a decrease in certain fixed fee flying.

Operating Revenue

Our operating revenue for 2005 increased $42.1 million or 46.6% compared to 2004. This was driven by a 41.6% increase in RPMs and an increase in RASM of 6.6% largely due to a 2.3 percentage point improvement in load factor.

Schedule service revenues:

Scheduled service revenues increased 96.1% in 2005 compared to 2004, driven by a 99.0% increase in RPMs and an increase in ASMs of 86.2% as we added aircraft and scheduled service to Orlando and more small cities. Yield was down 1.5% in 2005 versus 2004 while average stage length increased 14.5%. Load factor increased by 5.2 percentage points and scheduled service RASM increased by 5.4%.

Fixed fee contract revenues:

Fixed fee contract revenues represented 23.1% of total revenue, or $30.6 million in 2005, a 25.2 percentage point decrease from 2004 in which we had $41.0 million of fixed fee contract revenues. This decrease results from reduced flight hours associated with our fixed fee flying agreements as we operated two major programs for Apple Vacations West in 2004, but only one in 2005.

Ancillary revenues:

Ancillary revenues increased 256.3% to $11.2 million for 2005 compared to $3.1 million for 2004. The increase in ancillary revenue was due to an 81.0% increase in scheduled service passengers and a 96.8% increase in ancillary revenue per passenger from $5.87 to $11.55 due primarily to the sale of several new products.

Operating Expenses

Our operating expenses for 2005 increased $39.7 million or 47.1% compared to 2004. During 2005, our financial results were significantly impacted by the dramatic increase in the price of aircraft fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods:

	Year Ended December 31,				Percentage
	2005		2004		Change
Aircraft fuel	3.14	¢	2.29	¢	37.1%
Salary and benefits	1.30		1.26		3.2
Station operations	0.84		1.12		(25.0)
Maintenance and repairs	0.54		0.77		(29.9)
Sales and marketing	0.34		0.29		17.2
Aircraft lease rentals	0.30		0.32		(6.3)
Depreciation and amortization	0.30		0.18		66.7
Other	0.65		0.69		(5.8)
CASM	7.41	¢	6.92	¢	7.1%
CASM, excluding fuel	4.27	¢	4.63	¢	(7.8)%

Aircraft fuel expense.   Aircraft fuel expense increased 88.3%, or $24.7 million, to $52.6 million in 2005 compared to $27.9 million in 2004. This change was due to a 42.4% increase in gallons consumed and a 32.6% increase in the average cost per gallon to $1.87 per gallon in 2005 compared to $1.41 per gallon in 2004.

Salary and benefits expense.   Salary and benefits expense increased 41.2%, or $6.3 million, to $21.7 million for 2005 compared to $15.4 million for 2004. This increase is largely attributable to a 52.4% increase in full-time equivalent employees to support our growth. We employed approximately 596 full-time equivalent employees as of December 31, 2005, compared to 391 full-time equivalent employees as of December 31, 2004.

Station operations expense.   Station operations expense increased by only 3.5%, or $0.5 million, to $14.1 million despite a 39.2% increase in departures. On a CASM basis, this expense decreased 25.0% from 1.12¢ in 2004 to 0.84¢ in 2005. The decline in station operations expense on a CASM basis was partially attributable to reduced fixed fee flying in 2005 for Apple Vacations West as this fixed fee flying arrangement resulted in a higher per departure expense.

Maintenance and repairs expense.   Maintenance and repairs expense decreased by $0.4 million in 2005 to $9.0 million compared with $9.4 million in 2004, and decreased 29.9% on a CASM basis. The decrease on a CASM basis is due to growth of the fleet and an FAA approved extension of our airframe heavy maintenance check intervals from 15 to 18 months.

Sales and marketing expense.   Sales and marketing expense increased by 58.5% in 2005 to $5.6 million compared to $3.5 million in 2004. This resulted in an increase on a CASM basis of 17.2%. The increase on a CASM basis resulted largely from a higher percentage of scheduled service revenue as a percentage of total revenue (68.4% in 2005 and 51.2% in 2004) as there is less sales and marketing expense associated with our fixed fee flying which constituted a smaller percentage of revenue in 2005. In addition, increased credit card discount fees contributed to the increase. The increase in credit card discount fees was attributable to the 96.1% increase in scheduled service revenue in 2005 compared to 2004. Sales and marketing expense per scheduled service departure decreased by 9.2% from $739 in 2004 to $671 in 2005 due in part to the elimination of air only travel agency commissions and a further increase in sales through our website, our least expensive distribution channel.

Aircraft lease rentals expense.   Aircraft lease rentals expense increased by 29.6% to $5.0 million in 2005 compared to $3.8 million in 2004 due to the addition of five leased MD80 series aircraft in 2005. On a CASM basis, aircraft lease rentals expense decreased 6.3% to 0.30¢ in 2005 compared to 0.32¢ for 2004 due to an increase in the number of owned versus leased aircraft in 2005 compared with 2004.

Depreciation and amortization expense.   Depreciation and amortization expense was $5.1 million in 2005 compared to $2.2 million in 2004, representing an increase of 133.1%. This resulted in an increase on a CASM basis of 66.7%. This increase was primarily due to the purchase of two aircraft, one of which was under an operating lease in 2004, and the recognition of a full year’s depreciation on three aircraft that were placed into service during varying times throughout 2004. Additionally, spare aircraft parts inventories were substantially increased during 2005 to support the expanded fleet. In addition, we increased the amount of ground equipment and office equipment during 2005 to support the number of increased markets served and increased employee base.

Other expense.   Other expense increased by 29.1% to $10.9 million in 2005 compared to $8.4 million in 2004 due mainly to the increased aviation insurance, administrative, facilities and training expenses associated with our company’s growth.

Other (Income) Expense

Other (income) expense decreased from income of $3.1 million in 2004 to an expense of $1.2 million in 2005. Realized and unrealized gains on fuel derivative contracts that did not qualify for hedge accounting treatment decreased from $4.4 million in 2004 to $0.6 million in 2005. Because our fuel derivative contracts do not qualify for hedge accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize changes in the fair value of our derivatives when they occur, as a component of other (income) expense. Therefore, a large part of the gain recognized at year end is a mark-to-market calculation which estimates as of that date the future value of open contracts which will settle in subsequent periods. Gain or loss is also recognized as contracts settle and the amount can vary depending on the market value of fuel at that time. On December 31, 2004, we recognized a $2.5 million gain on the mark-to-market adjustment for our open fuel derivative contracts, and we recognized $1.9 million in net gains for contracts settled during 2004. We recognized a minimal gain on the mark to market adjustment for our open fuel derivative contracts as of December 31, 2005, and recognized $0.5 million in net gains for contracts settled during 2005. The factors contributing to the significant mark-to-market adjustment at December 31, 2004 were that we had a higher percentage of our projected fuel requirements hedged at that time, we had longer term fuel derivative contracts in place at that time (up to one year compared to three to six month contracts that we now typically use) and there was a significant upward price move in the futures market for fuel at the time of the mark-to-market adjustment compared with the time the individual trades were executed.

Interest income increased $1.2 million in 2005 due to increases in rates earned on cash and higher investment balances due to funds raised during our private placement transaction in May 2005 (net proceeds to us totaled $33.2 million). Interest expense increased by $1.6 million in 2005 primarily due to the issuance of new debt and capital leases relating to aircraft financed during 2005.

Income Tax Expense

During 2005 and 2004, we operated as a limited liability company or subchapter S corporation. Under these structures, we did not pay federal corporate income tax for 2005 and 2004. Instead, the members of the limited liability company or stockholders of the subchapter S corporation were liable for income tax on the taxable income as it affected their individual income tax returns. Accordingly, our income tax provision reflects state taxes owed by us in certain states in which we operate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by operations and cash provided by financing activities. Our primary uses of cash are for working capital, capital expenditures and general corporate purposes. Historically, we have been able to fund our short-term needs for capital from cash generated from operations. Our long-term needs for capital are generally for the purchase of additional aircraft. To the extent financing is not available on acceptable terms, we would apply our cash assets to the purchase of aircraft. If we do not have sufficient cash assets available for this purpose at that time, then we would consider leasing aircraft or deferring their acquisition.

Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $147.3 million, $58.2 million and $13.8 million at December 31, 2006, 2005 and 2004, respectively. Short-term investments represent marketable securities which are available for sale. Restricted cash represents credit card deposits, escrowed funds under fixed fee flying contracts and cash collateral against letters of credit.

Our restricted cash balances increased by $6.4 million from December 31, 2005 to December 31, 2006 as a result of increased letters of credit issued to our hotel vendors. Restricted cash balances decreased $8.2 million from December 31, 2004 to December 31, 2005 as a result of more favorable terms with our credit processing bank.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

Operating activities.   During 2006, we generated $33.6 million in cash from operating activities compared to $44.0 million in 2005. This decrease was generated by increases in net income, noncash depreciation and amortization and deferred income taxes related to the conversion from a limited liability company to a C-corporation offset by changes in air traffic liability related to future travel and increased cash collateral requirements used to secure additional room capacity with our hotel partners. Operating activities in 2005 provided $44.0 million of cash compared to $10.5 million in 2004. The increase was primarily due to an increase in operating income and an increase in passenger bookings for future travel, coupled with reduced cash collateral requirements under a new credit card processing agreement.

Investing activities.   Cash used by investing activities totaled $1.6 million for 2006, compared to $47.7 million in 2005. Purchases and maturities of available for sale securities are classified as investing activities. Other investing activities include capital expenditures related to aircraft and purchase of spare parts and equipment related to expanding our aircraft fleet. During 2006, maturities of available for sale securities, net of purchases, were $26.2 million. Also, during 2006, we expended $27.8 million in cash and incurred $27.1 of debt related acquiring new aircraft. Investing activities in 2005 used $47.7 million in cash compared to $9.7 million in 2004. During 2005, purchases of available for sale securities, net of maturities, were $32.0 million. Also during 2005, we expended $15.1 million in cash and incurred $11.7 million in debt related to acquiring new aircraft.

Financing activities.   Cash provided by financing activities totaled $77.0 million for 2006, compared to $23.4 million in 2005. During 2006, we generated cash from the issuance of common stock in connection with our initial public offering for $94.5 million, net of offering expenses, which was offset by debt repayments of $14.1 million. Financing activities in 2005 provided $23.4 million of cash compared to $0.5 million in 2004. During 2005, we generated cash from the issuance of redeemable convertible preferred shares for $34.5 million, net of offering expenses, which was offset by debt repayments of $7.4 million.

Debt

Of the aircraft we have accepted delivery of as of December 31, 2006, we had secured debt financing on 12 aircraft and capital lease financing on five aircraft. We have financed the purchase of 12 aircraft with notes for an aggregate amount of $47.5 million, which are scheduled to mature between 2008 and 2011. The equipment notes bear interest at fixed rates between 8.0% and 9.0% with principal and interest payable monthly. Each note is secured by a first mortgage on the aircraft to which it relates.

In January 2007, we purchased two MD87 aircraft with the purchase price paid in cash.

After these purchases, we now own 19 of the aircraft we operate, seven of which are owned free and clear and 12 of which are owned subject to financing scheduled to be fully paid within the next five years. Five additional aircraft are subject to capital leases, and two are subject to operating leases.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2006 and the periods in which payments are due (in thousands):

	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long-term debt obligations	$56,848	$14,246	$26,155	$16,447	$—
Capital lease obligations	30,620	6,000	12,000	12,620	—
Operating lease obligations	6,584	3,884	2,521	140	39
Total future payments on contractual obligations	$94,052	$24,130	$40,676	$29,207	$39

The long-term debt obligations listed in the above table include scheduled interest payments.

Since December 31, 2006, we have purchased two of our aircraft that were under operating leases as of December 31, 2006. As a result, the payments due under operating lease obligations will be reduced by $1.1 million in 2007. As the purchase price was paid in cash, the purchases will not increase payments due under our long-term debt obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have significant obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet. As of December 31, 2006, four of the 26 aircraft in our fleet (of which 24 were in revenue service) were subject to operating leases. These leases expire in 2007 or 2008. Since December 31, 2006, we have purchased two of these aircraft that were previously under operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Note 1 to our Consolidated Financial Statements provides a detailed discussion of our significant accounting policies.

Critical accounting policies are defined as those policies that reflect significant judgments about matters that are inherently uncertain. These estimates and judgments affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are limited to those described below.

Revenue Recognition.   Scheduled service revenues consist of passenger revenue which is recognized when the travel-related service or transportation is provided or when the ticket expires unused. Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. Tickets sold, but not yet used, as well as unexpired credits, are included in air traffic liability.

Fixed fee contract revenues consists largely of long term agreements to provide charter service on a seasonal and ad hoc basis. Fixed fee contract revenues are recognized when the transportation is provided. Under certain of our fixed fee contracts, if fuel exceeds a predetermined cost per gallon, reimbursements are received from the customer and netted against fuel expense.

Ancillary revenues are generated from the sale of hotel rooms and rental cars, advance seat assignments, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are recognized at the time the room is occupied or rental car utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force (“EITF”) No. 00-21: Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees and are reported in accordance with EITF No. 99-19: Reporting Revenue Gross As A Principal Versus Net As An Agent.

Accounting for Long-Lived Assets.   When appropriate, we evaluate our long-lived assets in accordance with Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.

We have approximately $150.0 million of long-lived assets as of December 31, 2006 on a cost basis, which includes approximately $146.5 million of aircraft and related flight equipment.

Aircraft maintenance and repair costs.   Maintenance and repair costs for flight equipment are accounted for using the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. Maintenance deposits paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as prepaid maintenance deposits, and then recognized as maintenance expense when the underlying maintenance is performed. These deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by us for these maintenance events, they are reimbursed to us. If at any point we determine it is not probable we will recover amounts retained by the lessor through future maintenance events, such amounts are expensed.

The maintenance deposits paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as deposits on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Maintenance deposits totaled $2.8 million and $3.2 million as of December 31, 2006 and December 31, 2005, respectively. Any amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft lease rentals.

In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

1)     At the time of delivery of each aircraft under lease, we evaluate the aircraft’s condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

2)     Future usage of the aircraft is projected during the term of the lease based on our business and fleet plan.

3)     We estimate the cost of performing all required maintenance during the lease term. These estimates are based on the extensive experience of our management and industry available data, including historical fleet operating statistic reports published by the engine manufacturer, Pratt & Whitney.

We review this asset (the maintenance deposits) for potential impairment in the preparation of our financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2006, 2005 or 2004.

Fuel Derivatives.   We account for fuel derivatives pursuant to the provisions of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Since we have not historically qualified for hedge accounting, changes in the fair value of these derivative contracts are required to be included in “Other (income) expense.”

Short-term Investments.   We maintain a liquid portfolio of investments that are available for current operations and to satisfy on-going obligations. We have classified our short-term investments as “available for sale” and accordingly, unrealized gains or losses are reported as a component of comprehensive income in shareholders’/members’ equity.

Share-based compensation.   We have issued common stock and stock options to executives and employees pursuant to our share option program. In addition, we have issued warrants to the placement agent involved in our May 2005 issuance of redeemable convertible preferred shares. In December 2006, we issued 100,000 shares of restricted stock upon the effective date of our initial public offering to employees at the manager level and below.

Prior to January 1, 2006, we accounted for our share based compensation pursuant to the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, FIN No. 44 Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25 and SFAS No. 123, Accounting For Stock-Based Compensation. In addition, for equity based instruments issued to non-employees, we evaluate the guidance in EITF 96-18 Accounting For Equity Instruments that are issued to other than Employees for acquiring, or in conjunction with selling, goods or services.

Our share based compensation programs are intended to grant awards priced at or above the fair market value of our common stock at the date of grant. Before our stock was publicly traded, we measured fair value based on a variety of metrics including the share price of “peer” group publicly traded airline companies and airline stock prices in general, consultation with third parties such as our investment advisors and outside consultants and individual attributes of our company including our existing financial condition as well as future operating prospects. We have historically used the Black Scholes option pricing model to establish the fair market value of our stock options and warrants and have supported our valuation assumptions based on the information sources identified above. In those situations where the fair market value of the common stock is equal to or less than the exercise price of the stock option at the date of grant, no compensation expense has been recognized. Compensation expense would be recognized when the fair market value is greater than the exercise price of the stock option award and would be amortized over the vesting period. For direct purchases of common stock awarded to executives, the difference would be recognized immediately as compensation expense.

Our adoption of SFAS No. 123(R), Share Based Payment, as of January 1, 2006 requires the recording of stock-based compensation expense for issuances under our long-term incentive plan over the requisite service period using a fair value approach similar to the prior pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) does not mandate an option-pricing model to be used in determining fair value, but requires that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates. Although there will be no impact to our overall cash flows, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations.

In December 2006, we issued 100,000 restricted shares under our long-term incentive plan which have been allocated as of the date of our initial public offering among our employees at the manager level or below. As required by SFAS No. 123(R), the fair value of the shares at the date of issuance, which will be based on our initial offering price, will be expensed ratably over the three-year vesting period. The total compensation expense from this restricted share grant will be $18.00 per share for a total expense of $1.8 million which will be recognized over a three-year period.

Prior to our initial public offering in December 2006, there was no public market for our common stock, and in connection with our issuance of stock or granting of stock options, the fair value for our common stock was estimated by our board of directors. Our board of directors exercised judgment in determining the estimated fair value of our common stock on the date of sale or grant.

Special Note about Forward-Looking Statements

We have made forward-looking statements in this annual report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed in the “Risk Factors” section and elsewhere in this annual report on Form 10-K, could cause our results to differ materially from those expressed in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements after the date of this annual report.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including commodity prices (specifically, aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of our financial accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2006 and 2005 represented approximately 46.0% and 42.4% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2006 fuel consumption, a 10% increase in the average price per gallon of aircraft fuel for the year ended December 31, 2006, would have increased fuel expense for the twelve month period by approximately $10.2 million. To manage the aircraft fuel price risk, we use jet fuel and heating oil option contracts or swap agreements. As of December 31, 2006, we had hedged approximately 10.2% of our projected 2007 fuel requirements. As of the same date, all extant fuel hedge contracts were to settle by the end of May 2007.

The fair value of our fuel derivative contracts as of December 31, 2006 was ($1.3 million). We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of December 31, 2006, the credit exposure related to these jet fuel forward contracts was negligible.

Interest Rates

We do not believe we have significant exposure to changing interest rates as our long-term debt consists of fixed rate notes payable and capital lease arrangements at December 31, 2006. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.

Item 8.                        Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company:

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’/members’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 30, 2007

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$130,273	$21,259
Restricted cash	8,639	3,612
Short-term investments	5,808	32,066
Accounts receivable, net of allowance for doubtful accounts of $- at December 31, 2006 and 2005	5,750	6,742
Receivable from related parties attributable to tax distribution estimates	1,577	—
Expendable parts, supplies and fuel, net of allowance for obsolescence of $56 and $44 at December 31, 2006 and 2005 respectively	3,747	1,387
Prepaid expenses	8,162	9,284
Deferred income taxes	237	—
Other current assets	4,463	2,727
Total current assets	168,656	77,077
Property and equipment, net	131,214	87,069
Restricted cash, net of current portion	2,570	1,225
Deposits and other assets	3,286	4,712
Total Assets	$305,726	$170,083
Current liabilities:
Current maturities of notes payable	$9,869	$6,111
Current maturities of capital lease obligations	4,128	3,232
Current maturities of notes payable to related party	891	1,284
Accounts payable	17,409	14,158
Accrued liabilities	10,248	4,882
Air traffic liability	45,277	37,149
Total current liabilities	87,822	66,816
Non-current liabilities:
Long-term debt:
Notes payable, net of current maturities	36,737	23,418
Capital lease obligations, net of current maturities	21,140	25,251
Notes payable to related party, net of current maturities	—	451
Deferred income taxes	6,556	—
Total Liabilities	152,255	115,936
Commitments and Contingencies
Redeemable Convertible Preferred Shares (at liquidation value):
Series A Shares, no shares issued and outstanding as of December 31, 2006 and 8,635,000 issued and outstanding as of December 31, 2005	—	34,540
Series B Shares, no shares issued and outstanding as of December 31, 2006 and 1,250,000 issued and outstanding as of December 31, 2005	—	5,000
Shareholders’/Members’ Equity:
Contributed capital	—	1,766
Common stock, par value $.001, 100,000,000 shares authorized, 19,795,933 shares issued and outstanding as of December 31, 2006 and no shares issued and outstanding as of December 31, 2005	20	—
Additional paid in capital	136,159	—
Deferred compensation—restricted stock	(1,800)	—
Accumulated other comprehensive income	4	104
Retained/undistributed earnings	19,088	13,744
	153,471	15,614
Less: Treasury shares	—	(1,007)
Total shareholders’/members’ equity	153,471	14,607
Total Liabilities and Shareholders’/Members’ Equity	$305,726	$170,083

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUE:
Scheduled service revenues	$178,349	$90,664	$46,236
Fixed fee contract revenues	33,743	30,642	40,987
Ancillary revenues	31,258	11,194	3,142
Total operating revenue	243,350	132,500	90,365
OPERATING EXPENSES:
Aircraft fuel	101,561	52,568	27,914
Salary and benefits	34,950	21,718	15,379
Station operations	24,866	14,090	13,608
Maintenance and repairs	19,482	9,022	9,367
Sales and marketing	9,293	5,625	3,548
Aircraft lease rentals	5,102	4,987	3,847
Depreciation and amortization	10,584	5,088	2,183
Other	14,959	10,901	8,441
Total operating expense	220,797	123,999	84,287
OPERATING INCOME	22,553	8,501	6,078
OTHER (INCOME) EXPENSE:
(Gain)/loss on fuel derivatives, net	4,193	(612)	(4,438)
Interest income	(2,973)	(1,225)	(30)
Interest expense	5,517	3,009	1,399
Total other (income) expense	6,737	1,172	(3,069)
INCOME BEFORE INCOME TAXES	15,816	7,329	9,147
PROVISION FOR INCOME TAXES	7,076	37	12
NET INCOME	$8,740	$7,292	$9,135
Earnings Per Share:
Basic	$1.23	$1.11	$1.36
Diluted	$0.52	$0.56	$1.36
Unaudited net income per share data (note 6)
Basic pro-forma net income per share	$1.43	$0.70	—
Diluted pro-forma net income per share	$0.60	$0.35	—

(1)          Prior to its December 2006 initial public offering the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma income per share reflects income taxes as if the Company were organized as a Corporation effective January 1, 2006 and 2005 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’/MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands)

Common Stock			Members’	Accumulated Other	Deferred	Retained/ Undristributed	Less:	Notes Receivable for Issuance of
	Par		Contributed	Comprehensive	Compensation—	Earnings	Treasury	Common
Shares	Value	APIC	Capital	Income	restricted stock	(Deficit)	Shares	Stock	Total
Balance at December 31, 2003	6,750	$7	$1,759	$—	$—	$—	$(1,236)	$—	$(175)	$355
Merger of Allegiant Air, Inc. into Allegiant Air, LLC	—	(7)	(1,759)	1,766	—	—	—	—	—	—
Purchase of members’ capital, at cost	(67)	—	—	—	—	—	—	(7)	10	3
Net Income		—	—	—	—	—	9,135		—	9,135
Balance at December 31, 2004	6,683	—	—	1,766	—	—	7,899	(7)	(165)	9,493
Payments received on notes receivable for issuance of common shares	—	—	—	—	—	—	—	—	165	165
Distributions to members	—	—	—	—	—	—	(1,447)	—	—	(1,447)
Membership shares redeemed for cash	(250)	—	—	—	—	—	—	(1,000)	—	(1,000)
Comprehensive income:						—
Unrealized gain on short-term investments	—	—	—	—	104	—	—	—	—	104
Net Income	—	—	—	—	—	—	7,292	—	—	7,292
Total comprehensive income						—				7,396
Balance at December 31, 2005	6,433	—	—	1,766	104	—	13,744	(1,007)	—	14,607
Warrants issued in connection with issuance of redeemable convertible preferred shares	—	—	—	329	—	—	—	—	—	329
Stock compensation expense	—	—	—	355	—	30	—	—	—	385
Distributions to members	—	—	—	—	—	—	(3,396)	—	—	(3,396)
Retirement of treasury shares	—	—	(1,007)	—	—	—	—	1,007	—	—
Merger of Allegiant Travel Company LLC into Allegiant Travel Company	—	6	2,474	(2,480)	—	—	—	—	—	—
Issuance of restricted stock	100	—	1,800	—	—	(1,800)	—	—	—	—
Proceeds from issuance of common stock, net of offering expenses	5,750	6	93,360	—	—	—	—	—	—	93,366
Conversion of redeemable convertible preferred shares	7,513	8	39,532	—	—	—	—	—	—	39,540
Comprehensive income:						—
Unrealized (loss) on short-term investments	—	—	—	—	(102)	—	—	—	—	(102)
Other	—	—	—	—	2	—	—	—	—	2
Net Income	—	—	—	—	—	—	8,740	—	—	8,740
Total comprehensive income						—				8,640
Balance at December 31, 2006	19,796	$20	$136,159	$—	$4	$(1,800)	$19,088	$—	$—	$153,471

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$8,740	$7,292	$9,135
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,584	5,088	2,183
Loss on aircraft equipment disposals	214	89	21
Provision for obsolescence of expendable parts, supplies and fuel	11	10	—
Deferred issuance cost amortization	437	—	—
Warrant amortization	107	—	—
Stock compensation expense	385	—	—
Deferred income taxes	6,319	—	—
Changes in certain assets and liabilities:
Restricted cash	(6,372)	7,428	(4,498)
Accounts receivable	992	(4,004)	(1,245)
Accounts receivable from related party	(1,577)	—	—
Expendable parts, supplies and fuel	(2,371)	150	(1,244)
Prepaid expenses	2,268	(4,801)	(1,876)
Other current assets	(1,736)	575	(2,631)
Accounts payable	3,251	8,957	1,690
Accrued liabilities	5,366	2,112	1,352
Air traffic liability	8,128	21,231	7,497
Refundable deposits	—	(100)	100
Net cash provided by operating activities	34,746	44,027	10,484
INVESTING ACTIVITIES:
Purchase of short-term investments	(35,530)	(41,062)	—
Maturities of short-term investments	61,690	9,100	—
Purchase of property and equipment	(27,833)	(15,060)	(9,384)
Proceeds from sale of property and equipment	—	1,582	—
(Increase) decrease in lease and equipment deposits	66	(2,266)	(291)
Net cash used in investing activities	(1,607)	(47,706)	(9,675)
FINANCING ACTIVITIES:
Repurchase of membership units	—	(1,000)	(7)
Distributions to members	(3,396)	(1,447)	—
Proceeds from issuance of Series A redeemable convertible preferred shares	—	34,540	—
Deferred issuance costs-redeemable convertible preferred shares	—	(1,360)	—
Proceeds from issuance of common stock, net of offering expenses	93,366	—	—
Proceeds from issuance of notes payable	—	—	2,987
Proceeds from related party borrowings	—	—	2,100
Principal payments on notes payable	(10,035)	(5,568)	(2,661)
Principal payments on related party notes payable	(845)	(1,796)	(1,939)
Principal payments on capital lease obligations	(3,215)	—	—
Net cash provided by financing activities	75,875	23,369	480
Net increase in cash and cash equivalents	109,014	19,690	1,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,259	1,569	280
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,273	$21,259	$1,569

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid, net of capitalized interest	$4,670	$3,450	$1,911
State income taxes paid	$63	$37	$12
Non-Cash Transactions:
Note payable issued for aircraft and equipment	$27,111	$11,638	$12,525
Conversion of Series A redeemable convertible preferred shares	$34,540	$—	$—
Conversion of Series B redeemable convertible preferred shares	$5,000	$—	$—
Retirement of 256,667 shares of treasury stock	$1,007	$—	$—
Acquisition of aircraft under capital lease	$—	$28,530	$—
Exchange of note payable from related party for Series B redeemable convertible preferred shares	$—	$5,000	$—
Warrants issued to replacement agent	$—	$329	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies

Organization and Basis of Presentation

Allegiant Travel Company is a leisure travel company providing scheduled passenger service from small cities to the world-class leisure destinations of Las Vegas, Nevada, Orlando, Florida and Tampa/St. Petersburg, Florida. The Company sells air travel on a stand alone basis or bundled with hotel rooms, rental cars and other travel related services. The Company also provides charter air service under long-term contracts as well as on a seasonal and ad-hoc basis. Because scheduled and chartered air services have similar operating margins, economic characteristics, “production processes” involving check-in, baggage handling, flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not seperately track expenses for the scheduled and chartered air services.

As of December 31, 2006, the Company had a fleet of 26 MD80 series aircraft, of which 24 were in revenue service, and served 47 scheduled service cities. As of December 31, 2005, the Company had a fleet of 22 MD80 series aircraft, of which 17 were in revenue service, and served 31 scheduled service cities. The Company markets scheduled service products through direct advertising while charter services are sold directly or via brokers.

On May 3, 2004, Allegiant Air, Inc., a California corporation, merged into Allegiant Air LLC, a newly formed Nevada limited liability company. The purpose of the transaction was to change the form of the business from a corporation to a limited liability company and to change the state of incorporation to Nevada. By virtue of the merger, all of the operations, assets and liabilities of Allegiant Air, Inc. were transferred to Allegiant Air LLC. The merger was accounted for as a transfer of assets and liabilities among entities under common control and accordingly was recorded at historical cost. The management and ownership did not change as a result of this merger.

On May 4, 2005, Allegiant Travel Company LLC and Allegiant Vacations LLC were formed as Nevada limited liability companies. Allegiant Travel Company LLC was designated to serve as the holding company for Allegiant Air LLC and Allegiant Vacations LLC. To effectuate this, all outstanding shares of Allegiant Air LLC were exchanged for shares of Allegiant Travel Company LLC and thereafter Allegiant Air LLC and Allegiant Vacations LLC became wholly owned subsidiaries of Allegiant Travel Company LLC.

AFH, Inc., a Nevada corporation, was formed in August, 2006 and is a wholly owned subsidiary of Allegiant Travel Company. AFH, Inc. was formed to address fuel purchasing and storage opportunities.

On December 13, 2006, Allegiant Travel Company LLC, a Nevada limited liability company was merged into Allegiant Travel Company, a Nevada corporation, in connection with an initial public offering of its common stock. To effectuate this, all common shares and preferred shares were exchanged for shares of common stock of Allegiant Travel Company. The reorganization did not affect the Company’s operations, which it continues to conduct through its operating subsidiaries. References herein to “Allegiant” or the “Company” refer to Allegiant Travel Company, its predecessors and subsidiaries.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Allegiant Travel Company and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC, and AFH, Inc. All intercompany accounts and transactions between and among the consolidated entities have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the prospective nature of these estimates, actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Restricted cash represents amounts escrowed relating to air traffic liability, as required by fixed fee contract customers, and letters of credit required by hotel properties for guaranteed room availability.

Short-term Investments

The Company’s investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in shareholders’/members’ equity. Short-term investments consisted of the following:

	As of December 31, 2006				As of December 31, 2005
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$3,492	$16	$(10)	$3,498	$6,476	$175	$—	$6,650
Corporate bonds	2,310	—	—	2,310	12,476	—	(119)	12,358
Government securities	—	—	—	—	13,012	116	(70)	13,058
Total	$5,802	$16	$(10)	$5,808	$31,964	$291	($189)	$32,066

For the years ended December 31, 2006 and 2005, proceeds from maturities of short-term investments totaled $61,690 and $9,100, respectively.

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. There were no realized gains or losses for the periods presented as the Company held all short-term investments to maturity.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Short-term investments had the following maturities as of December 31, 2006:

Maturities	Amount
Year 2007	$3,498
Years 2008 through 2011	—
Years 2012 through 2016	2,008
Thereafter	302
Total	$5,808

Short-term investments had the following maturities as of December 31, 2005:

Maturities	Amount
Year 2006	$25,172
Years 2007 through 2010	—
Years 2011 through 2015	1,997
Thereafter	4,897
Total	$32,066

The Company has classified investments as short-term since it maintains a liquid portfolio of investments that are available for current operations.

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. An allowance for obsolescence has been recorded based upon historical results and management’s expectations of future operations. Such inventories are charged to expense as they are used in operations.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft	10 years
Flight Equipment	5-7 years
Equipment and leasehold improvements	5-7 years

Aircraft and jet engines have an estimated average residual value of 18% of original cost; other categories of property and equipment are assumed to have no residual value.

Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt. Capitalization of interest ceases when the asset is ready for service. For the years ended December 31, 2006, 2005 and 2004, the Company incurred interest expense of $5,517, $3,009 and $1,399, respectively, net of capitalized interest of $31, $59 and $0 in 2006, 2005 and 2004, respectively.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions and are subject to change.

Revenue Recognition

Scheduled service revenues consist of passenger revenue involving limited frequency nonstop flights between Las Vegas, Nevada, Orlando, Florida and Tampa/St Petersburg, Florida and 47 small cities as of December 31, 2006 and is recognized when the travel-related service or transportation is provided or when the ticket expires unused. Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. Tickets sold, but not yet used, as well as unexpired credits, are included in air traffic liability.

Fixed fee contract revenues consist largely of long term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Harrah’s Entertainment Inc., Apple Vacations West, Inc. and others. Fixed fee contract revenues are recognized when the transportation is provided. Under certain of the Company’s fixed fee contracts, if fuel exceeds a predetermined cost per gallon, reimbursements are received from the customer and netted against fuel expense.

Ancillary revenues are generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are recognized at the time the room is occupied or rental car utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with EITF No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

Services provided to affiliates of Harrah’s Entertainment Inc. and Apple Vacations West, Inc. separately did not exceed 10% of the Company’s consolidated revenue for the year ended December 31, 2006. Services provided to affiliates of Harrah’s Entertainment Inc. exceeded 10% of the Company’s consolidated revenue for the year ended December 31, 2005. In addition, services provided to affiliates of Harrah’s Entertainment Inc. and Apple Vacations West, Inc. separately exceeded 10% of the Company’s consolidated revenue for the year ended December 31, 2004. For the years ended December 31, 2006, 2005 and 2004, the Company’s contract relationships with these third parties accounted for 11%, 19%, and 43% of total revenues, respectively.

Financial Instruments   The Company accounts for financial instruments under Statement of Financial Accounting Standards Board (“SFAS”) No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended. Such instruments consist principally of fuel derivative contracts as described in Note 8.

Maintenance and Repair Costs

Aircraft maintenance and repair costs.   The Company accounts for maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. Maintenance deposits paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as prepaid maintenance deposits, and then recognized as maintenance expense when the underlying maintenance is performed. These deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse the Company for the invoices initially paid by the Company for these maintenance events, they are reimbursed to the Company by the lessor. Under most of the Company’s existing aircraft lease agreements, if the Company exercises the option to purchase the aircraft and there are excess maintenance deposit balances at the exercise date of the purchase option, any excess amounts are applied to the purchase price as an additional down payment. If at any point the Company determines it is not probable it will recover amounts retained by the lessor through future maintenance events, such amounts are expensed.

The maintenance deposits paid under the Company’s lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, the Company maintains the right to select any third-party maintenance provider. Therefore, the amounts paid as deposits are recorded on the balance sheet and then recognized as maintenance expense when the underlying maintenance is performed, in accordance with the Company’s maintenance accounting policy. Maintenance deposits totaled $2.8 million and $3.2 million as of December 31, 2006 and 2005, respectively. Any amounts that are not probable of being used to fund future maintenance expense, would be recognized as additional aircraft lease rentals.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

In determining whether it is probable maintenance deposits will be used to fund the cost of maintenance events, the Company conducts the following analysis:

1)              At the time of delivery of each aircraft under lease, the Company evaluates the aircraft’s condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

2)              The Company projects future usage of the aircraft during the term of the lease based on its business and fleet plan.

3)              The Company estimates the cost of performing all required maintenance during the lease term. These estimates are based on the extensive experience of the Company’s management and industry available data, including historical fleet operating statistic reports published by the Company’s engine manufacturer, Pratt & Whitney.

The Company has determined it is probable that all but an immaterial amount of the maintenance deposits would be used to pay the expected costs of maintenance events during the term of the aircraft leases.

The Company reviews this asset (the maintenance deposits) for potential impairment in the preparation of its financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2006, 2005 or 2004.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $3,426, $1,893 and $1,096 for the years ended December 31, 2006, 2005 and 2004, respectively.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

Earnings per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis:

	Year Ended December 31,
	2006	2005 (1)	2004
Numerator:
Net income	$8,740	$7,292	$9,135
Denominator:
Weighted-average shares outstanding	7,092,311	6,557,306	6,722,055
Weighted-average effect of
dilutive securities:
Redeemable convertible preferred shares	9,397,521	6,553,890	—
Employee stock options	334,525	—	—
Stock purchase warrants	136,158	—	—
Adjusted weighted-average shares outstanding, diluted	16,960,515	13,111,196	6,722,055
Net income per share, basic	$1.23	$1.11	$1.36
Net income per share, diluted	$0.52	$0.56	$1.36

(1)          The dilutive effect of common stock subject to outstanding options and warrants to purchase shares of common stock was not material.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments, requiring the compensation cost relating to share-based payment transactions be recognized in the statement of operations. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model, and is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The Company adopted SFAS 123(R) using the modified prospective method and accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options issued in 2005.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No compensation cost has been recognized for stock option grants to employees in the accompanying consolidated financial statements for periods prior to January 1, 2006, as all options granted had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

The pro forma effects on net income and net income per share for all outstanding and unvested stock options are as follows:

	Year Ended December 31,
	2005	2004
Net income as reported	7,292	9,135
Stock option compensation expense determined under fair value method	(228)	—
Pro forma	7,064	9,135
Income per share—basic:
As reported	$1.11	$1.36
Pro forma	$1.08	$1.36
Income per share—diluted:
As reported	$0.56	$1.36
Pro forma	$0.54	$1.36

For the year ended December 31, 2006, the Company recorded $385 of compensation expense in the Statements of Income related to stock options and restricted stock. As of December 31, 2006, there was approximately $2,338 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plan.

Accumulated Comprehensive Income

Comprehensive income is comprised of changes in the fair value of short-term investments and marketable securities deemed to be available for sale by management.

Newly Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. Under FIN 48, a tax position must be at least more-likely-than-not to be sustained, based solely on its technical merits, upon examination by the relevant taxing authority before a benefit is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

1.   Summary of Significant Accounting Policies (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB 108 has not to date had a material effect on its financial position, cash flows, or results of operations.

2.   Property and Equipment

At December 31, 2006, the Company’s fleet consisted of 26 MD80 series aircraft, 24 of which were in revenue service. The Company owns 17 of these aircraft while five are subject to capital leases and four are subject to operating lease agreements. As of December 31, 2005, the Company’s fleet consisted of 22 MD80 series aircraft, 17 of which were in revenue service.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

2.   Property and Equipment (Continued)

	As of December 31,
	2006	2005
Aircraft:
Owned	$88,886	$48,728
Under capital lease agreements	28,561	28,530
	117,447	77,258
Flight equipment	29,063	15,700
Equipment and leasehold improvements	3,537	2,555
Total property and equipment	150,047	95,513
Less accumulated depreciation and amortization	(18,833)	(8,444)
Property and equipment, net	$131,214	$87,069

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $10,584, $5,088 and $2,183, respectively.

3.   Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2006	2005
Accrued aircraft lease rentals	$255	$258
Accrued interest payable	177	480
Accrued salaries, wages and benefits	4,142	2,156
Other	5,674	1,988
Total accrued liabilities	$10,248	$4,882

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

4.   Long-Term Debt

Long-term debt, including capital lease obligations, consists of the following:

	As of December 31,
	2006	2005
Notes payable, secured by aircraft, interest at 8%, due at varying dates through October, 2010	$20,736	$29,412
Notes payable, secured by aircraft, interest at 8.5%, due November, 2011	16,332	—
Notes payable, secured by aircraft, interest at 8%, due June, 2011	7,517	—
Note payable, secured by aircraft, interest at 9%, due July, 2008	1,939	—
Note payable to related party, secured by various assets, interest at 8%, due April 2007	891	1,735
Other notes payable	82	117
Capital lease obligations	25,268	28,483
Total long-term debt	72,765	59,747
Less current maturities	(14,888)	(10,627)
Long-term debt, net of current maturities	$57,877	$49,120

Maturities of long-term debt and capital lease obligations, as of December 31, 2006, for the next five years and thereafter, in aggregate, are: 2007—$14,888; 2008—$14,158; 2009—$16,781; 2010—$14,304; 2011—$12,634 and none thereafter.

5.   Capital and Operating Lease Obligations

Capital Leases

The Company has entered into five lease agreements for aircraft which are classified as capital leases under the provisions of SFAS No. 13, Accounting For Leases. The capital lease agreements are typically for a term of five years and the present value of the minimum lease payments exceed the fair market value of the aircraft at the inception of the lease. The carrying value of aircraft under capital lease arrangements included in property and equipment totaled $26,136 and $28,471 as of December 31, 2006 and 2005, respectively. Amortization of aircraft under capital lease arrangements is included in depreciation and amortization expense.

Operating Leases

As of December 31, 2006, the Company has entered into operating lease agreements for four aircraft with terms extending through July 2008. Two of these lease agreements include renewal options for a period of not less than 18 months. Because the lease renewals are not considered to be reasonably assured as defined in SFAS No. 13, the rental payments that would be due during the renewal periods are not included in the determination of rent expense until the leases are renewed. During 2006, the Company exercised the purchase options included in lease agreements on six aircraft. Purchase options are included in the remaining lease agreements on all but two of the leased aircraft. Additionally, the Company leases

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

5.   Capital and Operating Lease Obligations (Continued)

office facilities, airport and terminal facilities and office equipment under operating lease arrangements with terms extending through 2014.

Airport and terminal facility leases are entered into with a variety of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

Total rental expense charged to operations for aircraft and non-aircraft operating leases for the years ended December 31, 2006, 2005 and 2004 was $7,885, $6,627 and $5,015, respectively.

At December 31, 2006, scheduled future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and amounts due under capital lease arrangements are as follows:

	Capital	Operating
	Leases	Leases
2007	$6,000	$3,884
2008	6,000	1,887
2009	6,000	634
2010	7,140	72
2011	5,480	68
Thereafter	—	39
Total	30,620	$6,584
Less: amount representing interest	5,352
Present value of future payments	25,268
Less: current obligations	4,128
Long-term obligations	$21,140

6.   Income Taxes

Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of the shareholders. In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company’s initial public offering. Because the Company did not pay corporate federal income tax at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements for these periods. A provision for state income taxes has been included in the financial statements for each of the three years ended December 31, 2006, 2005 and 2004, respectively, as the Company was also subject to tax at the entity level in certain states in which it operates. Deferred income taxes for such states are not material.

Had the Company been taxed as a corporation prior to its initial public offering in December 2006, on a pro-forma basis, its tax provision would have been $1,975 and $0 for the years ended December 31, 2006 and 2005, respectively.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

6.   Income Taxes (Continued)

After the reorganization, the Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”) which requires the recognition of tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

Year Ended
December 31,
2006
Current:
Federal	$664
State	95
Total current	759
Deferred:
Federal	(103)
State	(5)
Total deferred	(108)
Tax provision	651
Recognition of net deferred tax liability upon C-corporation conversion	6,425
Total income tax provision	$7,076

Reconciliation of the statutory income tax rate of 35% and the Company’s effective tax rate from the C corporation conversion date through December 31, 2006 is as follows:

Year Ended
December 31,
2006
Statutory federal rate	34.00%
State income taxes, net of federal income tax benefit	1.08%
Miscellaneous	(0.48)%
Recognition of net deferred tax liability upon C-corporation conversion	388.70%
Effective tax rate	424.26%

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

6.   Income Taxes (Continued)

The major affected components of the Company’s net deferred tax assets are as follows:

	C-Corporation Conversion Data		December 31, 2006
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$221	$—	$222	$—
Accrued bonus	832	—	914	—
Prepaid expenses	—	(2,341)	—	(1,954)
State taxes	99	—	97	—
Accrued property taxes	149	—	154	—
Fuel hedge	517	—	578	—
Other	146	—	226	—
Total current	1,964	(2,341)	2,191	(1,954)
Non current:
Depreciation	—	(7,403)	—	(7,905)
Goodwill	1,355	—	1,349	—
Total noncurrent:	1,355	(7,403)	1,349	(7,905)
Total	$3,319	$(9,744)	$3,540	$(9,859)

The Company paid LLC state income taxes, net of refunds of $63 in 2006.

7.   Related Party Transactions

The facility which houses the Company’s Las Vegas, Nevada corporate headquarters was owned through April 2005 by an entity in which the Company’s Chief Executive Officer and another Director are principals. Rent expense paid to the related party for the years ended December 31, 2006, 2005 and 2004, was $0, $117 and $333, respectively.

The Company utilizes software developed and maintained by a corporation owned by the Company’s founder and former Chief Executive Officer and Chairman of the Board. System development and maintenance expenses for the years ended December 31, 2006, 2005 and 2004 totaled $490, $285 and $190, respectively.

The Company periodically utilizes private aircraft owned by a corporation principally owned by the Company’s Chief Executive Officer and another Director for the time-sensitive delivery of aircraft parts and other critical travel situations. For the years ended December 31, 2006, 2005 and 2004 these expenses totaled $81, $0 and $66, respectively.

For administrative reasons, the Company arranged for the payment of salaries and benefits for executive officers and other management bonuses through Flynn Gallagher Associates, of which the Chief Executive Officer and another Director are owners and principals. The Company reimbursed Flynn

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

7.   Related Party Transactions (Continued)

Gallagher Associates for the actual cost paid by it for the benefit of these employees. During 2006, the total amount paid by the Company under this arrangement was approximately $793. This arrangement for salaries and benefits for these executive officers has now been discontinued.

The Company had notes payable to its Chief Executive Officer totaling $891 and $1,735 as of December 31, 2006 and 2005, respectively. (See Note 4.)

In June 2006, the Company purchased an MD83 aircraft from an entity in which the Chief Executive Officer and another Director are principals. The purchase price of $3,525 was paid directly to a secured lender, and none of the proceeds were paid to the entity with which the Company’s Chief Executive Officer and Director are principals.

8.   Financial Instruments and Risk Management

Fuel Price Risk Management

Airline operations are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 46.0%, 42.4%, and 33.1% of the Company’s operating expenses for the years ended December 31, 2006, 2005 and 2004, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil, and refined products such as heating oil and unleaded gasoline. The Company utilizes financial derivative instruments as economic hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to a loss of $4,193 and gains of $612 and $4,438 in years 2006, 2005 and 2004, respectively were recorded as a “(Gain)/loss on fuel derivatives, net” within Other income (expense) in the accompanying consolidated statements of operations. The fair value of hedge contracts amounted to ($1,622) and $20 as of December 31, 2006 and 2005, respectively, and was recorded in “Accrued liabilities” and “Other current assets” in the accompanying consolidated balance sheets.

As of December 31, 2006, the Company had derivative instruments on 10.2% of its projected 2007 fuel consumption.

Debt

The Company’s debt with a carrying value of $47,497 and $31,264 as of December 31, 2006 and 2005 respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

Other Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

9.   Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering substantially all eligible employees. Under the Plan, employees may contribute up to 18% of their eligible annual compensation with the Company matching up to 3% of eligible employee wages. Employees generally vest in matching contributions ratably over five years. The Company recognized expense under this plan of $445, $263 and $129 for the years ended December 31, 2006, 2005 and 2004, respectively.

Share Option Program

In February 2005, the Company adopted a share option program (the “Share Option Program”) granting key employees the option to purchase shares of the Company’s common stock. Under the plan, the Company reserved an aggregate of 500,000 shares of common stock for issuance pursuant to the exercise of options. The options are granted at exercise prices that approximate fair market value as of the grant date. The options vest ratably over the term specified in the option agreement, typically three years, and have a contractual life of 10 years.

The fair value of options granted were estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions for 2005: no dividend yield; an expected life of 6 years; risk-free interest rates of 3.83%; and volatility of 60.3%. No options were granted or outstanding in 2004.

In April 2006, Allegiant Travel Company’s Board of Directors adopted, and the stockholders approved, a Long-Term Incentive Plan (the “2006 Plan”). Upon the merger of Allegiant Travel Company, LLC into Allegiant Travel Company (a Nevada corporation) immediately prior to the Company’s initial public offering, all outstanding options under the Share Option Program were transferred to the 2006 Plan and no further option grants will be made under the Share Option Program. The transferred options will continue to be governed by their existing terms, unless the Company’s compensation committee elects to extend one or more features of the 2006 Plan to those options. The Company has reserved 3,000,000 shares of common stock for issuance under the 2006 Plan. Such shares include the 500,000 shares that were transferred from the Share Option Program.

	Year Ended December 31,
	2006		2005
		Wtd Avg		Wtd Avg
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	381,000	$3.59	—	—
Granted	47,000	$13.00	384,000	$3.58
Forfeited	(14,000)	$3.50	(3,000)	$3.50
Outstanding, end of year	414,000	$4.66	381,000	$3.59
Weighted average remaining contractual life in years	7.75	—	9.12	—
Options exercisable, end of period	127,000	$3.59	—	—

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

9.   Employee Benefit Plans (Continued)

The range of exercise prices for options granted in 2005 was $3.50—$4.50, and the weighted average fair value of options granted in 2005 was $2.13. The exercise prices of all options granted in 2006 was $13.00 and the weighted average fair value of options granted in 2006 was $7.63.

In December 2006, the Company issued 100,000 shares of restricted stock under the 2006 Long-Term Incentive Plan which have been allocated as of the date of the initial public offering among employees at the manager level and below.

10.   Shareholders’/Members’ Equity

In August 2003, the Company approved agreements with several key members of management to sell to the officers a total of 1,750,000 shares of stock. The Company retained the right to repurchase these shares in the event of termination of employment for any reason and agreed to finance the purchase price of the shares purchased at $.10 per share over a period of three years. In August 2004, one of these individuals left the Company at which time the Company repurchased 66,667 shares.  These notes were paid in full during 2005.

In May 2004, the Company merged Allegiant Air, Inc. into Allegiant Air LLC (see Note 1). As a result of this merger, all shares of Allegiant Air, Inc.’s no par value common stock were converted into $.001 par value shares of Allegiant Air LLC.

During May 2005, the Members of Allegiant Air LLC transferred and assigned all 6,683,333 outstanding shares of Allegiant Air LLC to Allegiant Travel Company LLC, in exchange for 6,683,333 newly issued common shares of Allegiant Travel Company LLC.

In June 2005, the Company repurchased 250,000 common shares from three key members of management and the Company’s founder for a total of $1.0 million, or $4.00 per share.

In December 2006, the Company completed its initial public offering of common stock.  5,750,000 shares were issued at $18.00 per share resulting in net proceeds of approximately $94.5 million.

11.   Redeemable Convertible Preferred Shares

In May 2005, the Company authorized the issuance of up to 9,885,000 shares of redeemable convertible preferred shares of which 8,635,000 were designated as Series A Convertible Preferred Shares and 1,250,000 were designated as Series B Convertible Preferred Shares (the “Preferred Shares”). In May 2005, the Company completed a private placement offering in which all authorized Series A shares were issued at $4.00 per share for total proceeds to the Company of $34,540. Concurrently, all authorized Series B Convertible Preferred Shares were issued at $4.00 per share to the Company’s Chief Executive Officer in exchange for the cancellation of $5,000 in outstanding debt. Expenses of the offering totaled $1,360. In connection with the issuance of the Series A Convertible Preferred Shares, the placement agent was issued 162,500 warrants to acquire the Company’s common shares at $4.40 per share as part of the consideration for services provided. The warrants are exercisable through May 5, 2010. The share purchase warrant agreement includes anti-dilution provisions and piggyback registration rights in the event of a primary or secondary registration of any class of securities as defined. The warrants were valued at

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

11.   Redeemable Convertible Preferred Shares (Continued)

approximately $329 at the date of grant using the Black-Scholes valuation method based on the following assumptions: no dividend yield; an expected life of 5 years; risk-free interest rate of 3.93%; and volatility of 60%.

The Series A and Series B Convertible Preferred Shares had no stated dividend rate, had voting rights similar to common shares and could be converted into common shares at any time, at the option of the holder. Upon the consummation of the Company’s initial public offering, the outstanding Series A and Series B Convertible Preferred Shares were automatically converted into common shares on a 0.76 to 1 basis.  The Series A and Series B Convertible Preferred Shares had redemption rights which were to have become effective in May 2010. The redemption value was the greater of the Liquidation Value (defined as $4.00 per share) or the Redemption Value (defined as the market value of the shares as agreed upon between the Company and the holders of the Convertible Preferred Shares at the time of redemption). Because of this redemption feature and other rights associated with the Convertible Preferred Shares, the Company classified the Convertible Preferred Shares in the mezzanine section of the accompanying 2005 consolidated balance sheet.

12.   Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized below.

	March 31	June 30	September 30	December 31
2006
Operating revenues	$59,634	$59,669	$60,911	$63,136
Operating income	7,419	4,873	2,891	7,370
Net income (loss)	6,833	4,703	(1,250)	(1,546)
Earnings (loss) per share
Basic	1.06	0.73	(0.19)	(0.17)
Diluted	0.42	0.28	(0.19)	(0.17)
2005
Operating revenues	$29,474	$30,456	$32,516	$40,054
Operating income (loss)	4,266	2,669	(456)	2,022
Net income (loss)	3,849	2,811	1,036	(404)
Earnings (loss) per share
Basic	0.58	0.42	0.16	(0.06)
Diluted	0.58	0.22	0.06	(0.06)

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands except share and per share amounts)

13.   Commitments and Contingencies

Legal Matters

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. Management believes after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

14.   Subsequent Events

In January 2007, the Company purchased two aircraft previously under operating leases.  The purchase price was paid in cash.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.   As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.   There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of March 31, 2007.

Name	Age	Position
Maurice J. Gallagher, Jr.	57	President, Chief Executive Officer and Chairman of the Board
M. Ponder Harrison	45	Managing Director—Marketing & Sales
Andrew C. Levy	37	Managing Director—Planning
Linda A. Marvin	45	Chief Financial Officer and Managing Director
Michael P. Baxter	64	Senior Vice President of Operations
Michael S. Falk	45	Director
Timothy P. Flynn	56	Director
A. Maurice Mason	43	Director
Robert L. Priddy	60	Director
Declan F. Ryan	43	Director

Maurice J. Gallagher, Jr. has been actively involved in the management of our company since he became our majority owner and joined our board of directors in June 2001. He has served as our chief executive officer since August 2003 and was designated Chairman of the Board in September 2006. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. One of these companies was Mpower Communications Corp., a telecommunications company, for which he served as acting chief executive officer from 1997 to 1999 and as chairman of the board from its inception in 1996 until March 2002. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (one of the predecessors to AirTran Airways, Inc.) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir, a commuter airline. The agreements under which investors acquired shares in our company in May 2005 provided that Mr. Gallagher is entitled to a seat on our board of directors. He had served on our board prior to that time.

M. Ponder Harrison has served as an officer of Allegiant since October 2002 and is responsible for marketing and sales, pricing and revenue management, in-flight service, internet and intranet technologies. From June 2001 through August 2002, Mr. Harrison was president of Corporate Aircraft Partners, which was a fractional aircraft leasing and charter airline. Prior to his involvement with Corporate Aircraft Partners, Mr. Harrison devoted his time to investment activities. One of his investments is Virtual Premise, Inc., an enterprise software company, for which he has served as and remains chairman of the board. Mr. Harrison was vice president of sales and marketing for ValuJet Airlines from its commencement of business in 1993 until 1998 after its merger with AirTran. Prior to leaving AirTran in 1998, Mr. Harrison was also directly responsible for all internet-related activities. Before joining ValuJet, Mr. Harrison worked in various marketing roles at Delta Air Lines from 1983 through 1992.

Andrew C. Levy has served as an officer of Allegiant since June 2001 and is responsible for our market planning, fleet planning, scheduling, fuel risk management and corporate development. From February 1998 to March 2001, Mr. Levy held various management positions at Mpower Communications. From July 1996 to February 1998, Mr. Levy worked on airline advisory and transactional work as a vice president with Savoy Capital, an investment company focused on the aviation sector. From 1994 to 1996, Mr. Levy held various positions with ValuJet Airlines including director of contracts with responsibilities for stations agreements, insurance, fuel purchasing and other related activities.

Linda A. Marvin has served as an officer of Allegiant since September 2001. Ms. Marvin is our chief financial officer overseeing our finance, accounting, information technology and insurance areas. From June 1996 through September 2001, Ms. Marvin held various management positions for Mpower Communications, including chief financial officer and senior vice president of finance. From September 1988 through June 1996, Ms. Marvin was involved in the airline industry in various finance and accounting roles with Business Express/Delta Connection and with WestAir/United Express. Prior to her airline industry experience, she was an audit manager with KPMG Peat Marwick.

Michael P. Baxter has been employed by us since July 2003, serving first as our vice president maintenance and engineering and then as our senior vice president of operations (with responsibility for flight operations, stations operations and maintenance operations) since February 2005. From July 2000 to July 2003, he served as vice president of maintenance and engineering for National Airlines, Inc. He began his career as a flight mechanic for the U.S. Air Force, after which he worked for 25 years for United Airlines, culminating as senior director of customer aircraft maintenance at United’s main maintenance facility. After retiring from United, Mr. Baxter joined AAR Corporation and held various officer-level positions the last of which was senior vice president of the Asia-Pacific region.

Michael S. Falk has served on our board since May 2005. Mr. Falk is chairman of ComVest Group Holdings LLC, whose affiliates manage Commonwealth Associates (a merchant and investment bank) and various ComVest investment partnerships (collectively, “ComVest Investment Partners”), including the ComVest entity which has invested in our company. Mr. Falk co-founded Commonwealth Associates in 1988 and has managed its affiliates since that time. Mr. Falk serves as chairman of IT&E International Group, Inc. which provides research services to pharmaceutical and biotechnology businesses, and as a director of Catalyst International, Inc.

Timothy P. Flynn was elected to our board in July 2006. Since 1992, Mr. Flynn has devoted his time to his private investments. Mr. Flynn was one of the founders of ValuJet Airlines, Inc. and served as a director from its inception in 1992 until 1997. From 1982 until 1992, he served as an executive officer and director of WestAir, a commuter airline, which he founded with Mr. Gallagher in 1982. Prior to 1982, he served as an executive officer of Pacific Express Holding, Inc., the parent company of WestAir Commuter Airlines, Inc., from 1979 to 1982.

A. Maurice Mason was elected to our board in July 2006. Mr. Mason is the managing director of Kite Investments, his personal investment company which he founded in September 2002. Mr. Mason worked at Morgan Stanley Ltd. from 1994 until September 2002, last serving as a managing director. Prior to that, Mr. Mason was employed for seven years in the financial services division of GPA Group plc, an aircraft lessor. Mr. Mason also serves as a director of XS Direct Holdings Limited and Geneva Technology Limited (dba AirVOD) and as an alternate director of Tiger Airways Pte. Ltd. (Singapore). Mr. Mason is not a citizen of the United States.

Robert L. Priddy has served on our board since May 2005. Mr. Priddy has served as a managing partner of ComVest Investment Partners since November 2003. Mr. Priddy is also an investor and owner of RMC Capital, LLC, an investment company which he founded in February 1998. Mr. Priddy was employed as the chairman of the board and chief executive officer of ValuJet, Inc. (now known as AirTran Holdings, Inc.) from its inception in 1993 until November 1997. Mr. Priddy also serves as a director of CorVu® Corporation, a performance software company (since February 2005).

Declan F. Ryan has served on our board since May 2005. Mr. Ryan has served as a director and managed Irelandia Investments (since 1991) and Irelandia II Ltd. (since 2001), private investment companies. Mr. Ryan served as a director of Ryanair Holdings Plc from 1996 until 2003. From 1985 until 1996, he held several senior management positions in Ryanair including having served as chief executive officer in 1988 and 1989. Mr. Ryan has also since 2004 served on the board of directors of Tiger Airways in Singapore, which is one of the largest LCCs in Asia. Mr. Ryan is not a citizen of the United States.

Michael S. Falk, Robert L. Priddy and Declan F. Ryan were elected to our board of directors pursuant to the terms of the investment agreements under which ComVest Allegiant Holdings, LLC and Viva Air Limited acquired its shares in our company in May 2005. The provisions of these agreements assuring board representation for Messrs. Gallagher, Falk, Priddy and Ryan terminated upon our initial public offering.

For administrative reasons, we arranged for the payment of the salaries and benefits for Ponder Harrison, Andrew Levy and Linda Marvin through a related party. As such, these individuals have not been directly employed by us since that time, but have nevertheless devoted their full-time employment to us through this arrangement with the related party. This arrangement continued until December 31, 2006.

None of our executive officers or directors is related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating committee. The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. The audit committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the auditors are independent of management. The audit committee currently consists of Timothy Flynn, Maurice Mason and Robert Priddy.

The compensation committee determines our compensation policies and forms of compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines stock-based compensation for our directors, officers, employees and consultants and administers our stock option plan. The current members of the compensation committee are Robert Priddy and Declan Ryan.

The nominating committee is to assist our board of directors in fulfilling its responsibilities relating to identification of individuals qualified to become board members and recommendation of director nominees to the board of directors prior to each annual meeting of stockholders and recommendation of nominees for any committee of the board. The nominating committee currently consists of Declan Ryan and Michael Falk.

Our board of directors has designated Robert L. Priddy as our “audit committee financial expert” and has determined that he is independent within the meaning of the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of such forms received by us with respect to transactions during 2006, or written representations from reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with on a timely basis.

Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.allegiant.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to our outside counsel: Robert B. Goldberg, Ellis Funk, P.C., 3490 Piedmont Road, Suite 400, Atlanta, Georgia 30305. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

The primary objectives of the compensation committee of our board of directors with respect to executive compensation of current management are to retain the executive team that has been in place for several years, to tie annual cash incentives to achievement of measurable corporate performance objectives, and to assure that executives’ incentives are aligned with stockholder value creation. To achieve these objectives, the compensation committee expects to implement and maintain compensation plans that tie a significant portion of executives’ overall compensation to our financial performance (including our operating margin). Overall, the total compensation opportunity is intended to create an executive compensation program that:  (i) provides for base compensation at reasonable levels, and (ii) rewards our named executive officers for profitable performance.

Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. He has chosen to serve without any compensation whatsoever and expects to continue to serve without compensation into the future. As such, Mr. Gallagher does not receive base salary, does not participate in our annual cash bonuses and does not receive equity incentive grants.

Mr. Gallagher is expected to provide input to the compensation committee in making compensation decisions for our other executive officers.

Compensation Components

Compensation is broken out into the following components:

Base Salary.   Base salaries for our four named executive officers, other than our chief executive officer, have all been set at the same amount per year, given the important contribution by each to our success in their respective areas of responsibility. The base salary was set in anticipation of our initial public offering, became effective in December 2006 and is considered to be in line with the base salaries generally paid to equivalent officers at other similarly sized companies in our industry. It is currently our intention that base salary increases for executives will be limited to modest increases per year, but no increases are expected to go into effect before 2008.

Annual Discretionary Incentive Cash Bonus Program.   We structure our annual cash bonus compensation program to reward named executive officers (other than our CEO) and other management employees (our vice presidents and director level employees) for our successful performance and each individual’s contribution to that performance. Depending on our profitability, cash bonuses may constitute a significant portion of our employees’ total compensation. No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the total bonus pool will not exceed 10% of operating income. The final annual bonus pool amount is determined by our compensation committee after the completion of the audit of our financial statements. For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, named executive officers (other than the CEO) are eligible to share in the bonus pool in an amount that is approved annually by the compensation committee. Payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

Long-Term Incentive Program.   We believe that long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. As four of our five executive officers have outright ownership of significant stock positions in our company, they have not received any grant under our long-term stock incentive plan. The fifth named executive officer received in 2005 a single grant of options to purchase 36,000 shares of stock, vesting over a three year period.

We may consider equity grants for our named officers in the future.

Other Compensation.   Employment agreements were entered into with our named executive officers (other than our CEO) in anticipation of our initial public offering in December 2006. We expect these employment agreements to remain in effect into the future until the compensation committee and the individual officer determine that revisions to such employment agreements are advisable. In addition, our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to either the employment agreements or levels of benefits and perquisites provided for our named executive officers.

401(k) Plan.   In 2000, we established a 401(k) retirement plan that qualifies as a defined contribution profit-sharing plan under the Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 50% of their permitted contributions, up to a maximum of 6% of the participant’s annual salary. Eligible employees are immediately 100% vested in their individual contributions and are subject to a five-year vesting schedule for our matching contributions.

Compensation of Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006 and 2005 to our chief executive officer, chief financial officer and each of our three other executive officers, in all capacities in which they served.

Summary Compensation Table(1)

Name and Principal Position	Year	Salary	Bonus		Option Awards ($)		All Other Compensation(3)	Total
Maurice J. Gallagher, Jr.	2006	—	—		—		—	—
President and Chief Executive Officer	2005	—	—		—		—	—
M. Ponder Harrison	2006	$151,726	$100,000		—		—	$251,726
Managing Director—Marketing and Sales	2005	149,996	98,150	(2)	—		—	248,146
Andrew C. Levy	2006	149,349	100,000		—		$1,876	251,225
Managing Director—Planning	2005	147,500	98,150	(2)	—		—	246,879
Linda A. Marvin	2006	133,356	100,000		—		3,361	236,717
Chief Financial Officer and Managing Director	2005	120,833	92,363	(2)	—		—	215,238
Michael P. Baxter	2006	151,726	100,000		$24,960	(4)	6,333	283,019
Senior Vice President of Operations	2005	145,000	45,000		—		4,350	194,530

(1)          The above tables do not include columns for stock awards, non-equity incentive plan compensation or change in pension value and nonqualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

(2)          Includes the portion of the bonus applied to the note owed from the officer in the following amounts: Harrison-$23,150, Levy-$23,150 and Marvin-$17,363.

(3)          All Other Compensation consists of our matching contributions under the 401(k) plan.

(4)          The value of the stock options disclosed has been determined as set forth in Note 9 to our consolidated financial statements. The amount disclosed for each year is the portion of the grant date value of the options becoming vested in each year.

Stock Option Grants

We have granted stock options to our employees as follows:

Year	Shares Underlying Options	Weighted Average Exercise Price	Range of Exercise Prices
2002	—	—	—
2003	—	—	—
2004	—	—	—
2005	384,000	$3.58	$3.50 - $4.50
2006	47,000	$13.00	$13.00

Grants of Plan-Based Awards in 2006

We did not make any grants of plan-based awards to our named executive officers during 2006.

Stock Option Exercises and Holdings

None of our executive officers exercised any options in fiscal year 2006. The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2006.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Maurice J. Gallagher, Jr.	—	—	—	—
M. Ponder Harrison	—	—	—	—
Andrew C. Levy	—	—	—	—
Linda A. Marvin	—	—	—	—
Michael P. Baxter	—	36,000	$3.50	February 1, 2015

Employee Benefit Plans

Long-Term Incentive Plan

Our Long-Term Incentive Plan (the “2006 Plan”) was adopted by our board of directors and approved by the stockholders in April 2006. All outstanding options under the predecessor Allegiant Air 2004 Share Option Plan have been transferred to our 2006 Plan, and no further option grants will be made under that predecessor plan. The transferred options continue to be governed by their existing terms, unless our compensation committee elects to extend one or more features of our 2006 Plan to those options. Except as otherwise noted below, the transferred options have substantially the same terms as will be in effect for grants made under our 2006 Plan.

We have reserved 3,000,000 shares of our common stock for issuance under our 2006 Plan. Such share reserve consists of 500,000 shares that will be carried over from our predecessor plan, including the shares subject to outstanding options thereunder. In addition, no participant in our 2006 Plan may be granted stock options for more than 100,000 shares of our common stock per calendar year.

The individuals eligible to participate in our 2006 Plan include our officers and other employees, our non-employee board members and any consultants we engage.

Our 2006 Plan is administered by the compensation committee. This committee determines which eligible individuals are to receive option grants, the time or times when such option grants are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, and the terms and conditions of each award including, without limitation, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding, provided that no option term may exceed ten years measured from the date of grant.

Vesting of any option grant is contingent on continued service with us. Upon the cessation of an optionee’s service, any unvested options will terminate and will be forfeited. Any vested, but unexercised options (i) will terminate immediately if the optionee is terminated for misconduct, or (ii) if the cessation of service is other than for misconduct, will remain exercisable for such period of time as determined by the compensation committee at the time of grant and set forth in the documents evidencing the option. The compensation committee has the discretion, however, at any time while the option remains outstanding to (i) extend the period of time that the option may be exercisable following the cessation of an optionee’s service (but not beyond the term of the option) and (ii) permit the optionee to exercise following a cessation of service options that were not vested at the time of the cessation of service.

The exercise price for the shares of the common stock subject to option grants made under our 2006 plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

The compensation committee has the authority to cancel outstanding options under our option plan, in return for the grant of new options for the same or a different number of option shares with an exercise price per share based upon the fair market value of our common stock on the new grant date.

In the event we are acquired by a merger, a sale by our stockholders of more than 50% of our outstanding voting stock or a sale of all or substantially all of our assets, each outstanding option under our option plan which will not be assumed by the successor corporation or otherwise continued in effect may accelerate in full. However, the compensation committee has complete discretion to structure any or all of the options under the option plan so those options will immediately vest in the event we are acquired, whether or not those options are assumed by the successor corporation or otherwise continued in effect. Alternatively, the compensation committee may condition such accelerated vesting upon the subsequent termination of the optionee’s service with us or the acquiring entity.

We intend that any compensation deemed paid by us in connection with the exercise of options granted under our option plan for the disposition of the shares purchased under those options will be regarded as “performance-based,” within the meaning of Section 162(m) of the Internal Revenue Code and that such compensation will not be subject to the annual $1 million limitation on the deductibility of compensation paid to covered executive officers which otherwise would be imposed pursuant to Section 162(m).

For accounting purposes, compensation expense related to equity based awards under the 2006 Plan are measured and recognized in accordance with SFAS No. 123(R).

Our board may amend or modify the 2006 Plan at any time, subject to any required stockholder approval, or participant consent. The 2006 Plan will terminate no later than March 31, 2016.

In July 2006, our board approved the grant of 100,000 restricted shares to be allocated among our employees under the 2006 Plan. The shares have been allocated to employees at the manager level or below as of the date of our initial public offering. The allocation was based on compensation levels and period of service. The restricted shares will vest over a three year period.

Director Compensation

The current members of our board of directors are either management or represent substantial investors in our company prior to our initial public offering. As such, none of our directors received any cash or stock compensation from us during 2006, nor are they to receive any compensation as directors. Our directors are reimbursed for their out-of-pocket expenses incurred in participating in our meetings. New members of our board of directors will receive compensation of $5,000 per quarter for their service on our board of directors or any committee of our board, and will also be reimbursed for their out-of-pocket expenses. Any new director who has not been in our prior employ will receive an initial grant of 1,000 shares of restricted stock on the date such individual joins the board. The restricted stock will vest over a period of two years upon the director’s completion of each year of board service over the two-year period measured from the grant date. In addition, on the date of each annual stockholders meeting, each board member (other than board members who are management or represent our pre-public offering investors) who is to continue to serve as a board member will automatically be granted 1,000 shares of restricted stock, provided such individual has served on our board for at least six months. The restricted shares subject to each annual automatic grant will vest upon the director’s completion of one year of board service measured from the grant date.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

We have entered into employment agreements with M. Ponder Harrison, Andrew C. Levy, Linda A. Marvin and Michael P. Baxter. Under each agreement, the officer is entitled to a base salary and to participate in any bonus program we may adopt. Each officer would receive six months severance pay in the event of termination without cause, resignation for good reason or a change in control. Each officer has agreed not to compete with us for a period of six months after termination of employment.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information relating to the beneficial ownership of our common stock as of March 23, 2007, by each person known by us to beneficially own more than 5% of our outstanding shares of common stock, each of our directors, our chief executive officer, our chief financial officer and each of our three other highest paid executive officers, together the “Named Executive Officers,” and all directors and executive officers as a group.

Each stockholder’s percentage ownership in the following table is based on 19,795,933 shares of common stock outstanding as of March 23, 2007 and treating as outstanding all options held by that stockholder and exercisable within 60 days of March 23, 2007.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Shares	(%)
5% Stockholders:
Maurice J. Gallagher, Jr.(1)	4,845,583	24.5%
ComVest Allegiant Holdings, LLC(2)	3,571,429	18.0%
PAR Investment Partners, L.P.(3)	1,750,000	8.8%
Gilder, Gagnon, Howe & Co., Inc.(4)	1,144,559	5.8%
Executive Officers and Directors:
Maurice J. Gallagher, Jr.(1)	4,845,583	24.5%
Michael S. Falk(5)	3.571,429	18.0%
Timothy P. Flynn	285,714	1.4
A. Maurice Mason	107,143	*
Robert L. Priddy(6)	3,571,429	18.0%
Declan F. Ryan	957,143	4.8%
M. Ponder Harrison	537,500	2.7%
Andrew C. Levy	537,500	2.7%
Linda A. Marvin	387,500	2.0%
Michael P. Baxter(7)	24,000	*
All executive officers and directors as a group (10 persons)(8)	11,253,512	56.8%

*                    Represents ownership of less than one percent.

(1)          The address of Maurice J. Gallagher, Jr., is 3301 N. Buffalo, Suite B-9, Las Vegas, Nevada 89129. These shares include 242,250 shares of common stock held by two entities controlled by Mr. Gallagher.

(2)          Voting and dispositive control over the shares owned by ComVest Allegiant Holdings, LLC (“ComVest”) is shared by Michael Falk and Robert Priddy. The address of ComVest is One N. Clematis Street, Suite 300, West Palm Beach, Florida 33401.

(3)          The shares are held directly by PAR Investment Partners, L.P. (“PAR”). Investment and voting control of PAR is held by PAR Capital Management, Inc. (“PCM”), the general partner of PAR Group, L.P., which is the general partner of PAR. No stockholder, director, officer or employee of PCM has voting or investment power with respect to shares held by PAR. The address of PAR is One International Place, Suite 2401, Boston, MA 02110.

(4)          Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2007, by Gilder, Gagnon, Howe & Co., LLC. This beneficial owner has sole voting power with respect to 21,290 shares and shared dispositive power with respect to 1,144,559 shares. The shares reported include 1,101,598 shares held in customer accounts over which partners and/or employees of the beneficial owner have discretionary authority to dispose of or direct the disposition of the shares, 21,671 shares held in accounts owned by the partners of the beneficial owner and their families, and 21,290 shares held in the account of the profit-sharing plan of the beneficial owner. The address of this beneficial owner is 1775 Broadway, 26th Floor, New York, New York 10019.

(5)          Includes 3,571,492 shares of common stock held by ComVest of which Mr. Falk is a manager. Mr. Falk shares voting and dispositive power over such shares, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(6)          Includes 3,571,429 shares of common stock held by ComVest of which Mr. Priddy is a manager. Mr. Priddy shares voting and dispositive power over such shares but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(7)          Includes options to purchase 24,000 shares of common stock, which options are presently exercisable.

(8)          See footnotes 1, 2, 5, 6 and 7.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2006:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	414,000	$4.66	2,586,000
Equity compensation plans not approved by security holders	162,500	$4.40	N/A
Total	576,500	$4.59	2,586,000

The shares shown as being issuable under equity compensation plans not approved by our security holders consist of the warrants granted to our placement agent in the private placement completed in May 2005.

Item 13.                 Certain Relationships and Related Transactions

Since January 1, 2006, we have been a party to several transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of our capital stock or any member of their immediate families had a direct or indirect material interest. The related party transactions since January 2006 are described below.

In June 2006, we purchased an MD83 aircraft from an entity in which Maurice J. Gallagher, Jr. and Timothy P. Flynn are principals. The purchase price was $3.5 million, all of which was paid to the secured lender. None of the proceeds were paid to the entity with which Messrs. Gallagher and Flynn are principals.

We are considering moving all of our Las Vegas operations into a single premise owned by a partnership in which Maurice J. Gallagher, Jr., Timothy P. Flynn and M. Ponder Harrison own a significant interest as limited partners. This agreement has not been finalized, but we would not enter into this transaction unless we believed that the terms will be at least as favorable as we could receive in an arms’ length transaction and the transaction is approved by a majority of our board of directors, including a majority of our independent and disinterested outside directors.

From time to time, Mr. Gallagher has provided loans to us for working capital purposes or to finance a part of the purchase price of aircraft. The largest amount outstanding during 2006 was approximately $1.6 million and the balance of our debt to Mr. Gallagher as of December 31, 2006, was $0.9 million. The debt bore interest at 8% per annum, was payable monthly and was to mature in April 2007. This debt was repaid in full in January 2007.

We use software developed and maintained by CMS Solutions, a corporation owned by Mitchell Allee. System development and maintenance expenses for services rendered by CMS in 2006 were

$490,000. Mr. Allee was the founder of our company, formerly served as our chief executive officer and chairman of the board and owned more than 5% of our shares prior to our initial public offering.

We periodically use a private aircraft owned by a corporation in which Messrs. Gallagher and Flynn are owners and principals for time-sensitive parts deliveries and other critical travel situations, for which we reimburse the corporation for customary costs. During 2006, the total amount paid by us under this arrangement was approximately $81,000.

For administrative reasons, we arranged for the payment of the salaries and benefits for M. Ponder Harrison, Andrew C. Levy and Linda A. Marvin and the payment of certain other management bonuses through Flynn Gallagher Associates, of which Messrs. Gallagher and Flynn are owners and principals. We reimbursed Flynn Gallagher Associates for the actual cost paid by it for the benefit of these employees. During 2006, the total amount paid by us under this arrangement was approximately $793,000. This arrangement for salaries and benefits for these executive officers has now been discontinued.

Mr. Flynn was not affiliated with us at the time the above arrangements were entered into.

In December 2006, we entered into employment agreements with M. Ponder Harrison, Andrew C. Levy, Linda A. Marvin and Michael P. Baxter.

We have entered into agreements that provide indemnification to our directors, officers and other persons requested or authorized by our board of directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity.

As our predecessor was a limited liability company, our members were taxed on the income earned by us until our reorganization into a corporation immediately prior to our initial public offering. We made distributions to our members to enable them to pay their respective taxes. These distributions are reflected in our statements of cash flows and statements of shareholders’/members’ equity. We made $5.0 million of distributions to our members during 2006. We intend to make one or more additional distributions based on the amount of taxable income ultimately allocable to our members for periods prior to our initial public offering. The amount of subsequent distributions has not yet been determined.

We have entered into a tax indemnification agreement to indemnify the members of Allegiant Travel Company, LLC against certain increases in taxes that relate to activities of Allegiant Travel Company, LLC and its affiliates prior to our initial public offering.

We believe all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties. All future transactions, including loans, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or five percent stockholders are affiliated, will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Reorganization Transactions

Prior to our initial public offering, we conducted our business through a limited liability company, Allegiant Travel Company, LLC. Immediately prior to the closing of our initial public offering, Allegiant Travel Company, LLC merged into us (that is, Allegiant Travel Company, a Nevada corporation). In connection with the merger, the members of Allegiant Travel Company, LLC collectively received shares of our common stock in exchange for their preferred and common membership interests in Allegiant Travel Company, LLC. As a result of this merger, we succeeded to all of the assets and liabilities held by Allegiant Travel Company, LLC at the time of the merger.

We have agreed to indemnify our members, managers, officers and their representatives with respect to any action, existing or occurring at or prior to the closing of the merger, which may be brought against them and which arises out of or pertains to our plan of reorganization and merger agreement, the limited liability company agreement of Allegiant Travel Company, LLC or our reorganization transaction, subject to limitations imposed by Nevada law and our articles of incorporation and bylaws.

Director and Officer Indemnification

We have entered into agreements that provide indemnification to our directors, officers and other persons requested or authorized by our board of directors to take actions on behalf of us for all losses, damages, costs and expenses incurred by the indemnified person arising out of such person’s service in such capacity, subject to the limitations imposed by Nevada law. These agreements are in addition to our indemnification obligations under our bylaws.

Tax Indemnification Agreement and Related Matters

An entity that has historically operated in corporate form generally is liable for any adjustments to the corporation’s taxes for periods prior to its initial public offering. In contrast, our members, rather than us, generally will be liable for adjustments to taxes (including U.S. federal and state income taxes) attributable to the operations of Allegiant Travel Company, LLC and its affiliates prior to the closing of our initial public offering in December 2006. We entered into a tax indemnification agreement to indemnify the members of Allegiant Travel Company, LLC against certain increases in taxes that relate to activities of Allegiant Travel Company, LLC and its affiliates prior to our initial public offering.

The tax indemnification agreement includes provisions that permit us to control any tax proceeding or contest which might result in being required to make a payment under the tax indemnification agreement.

Item 14.                 Principal Accountant’s Fees and Services

The information required by this Item is incorporated by reference from the data under the heading “PRINCIPAL ACCOUNTANT’S FEES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of Stockholders to be held on June 7, 2007, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’/Members Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.

Financial Statement Schedules.   Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.

Exhibits.   The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1*	Articles of Incorporation of Allegiant Travel Company.
3.2*	Bylaws of Allegiant Travel Company.
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1*	Securities Purchase Agreement dated April 4, 2005, between Allegiant Air, LLC and the investors named therein.
10.2*	Closing Agreement dated May 4, 2005, between Allegiant Travel Company, LLC, Allegiant Air, LLC and the investors named therein.
10.3

Amended and Restated Investors Agreement dated as of December 13, 2006, between Allegiant Travel Company, LLC and the investors named therein. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the Commission on February 9, 2007.)

10.4*	Form of Merger Agreement between Allegiant Travel Company, LLC and Allegiant Travel Company
10.5*	Amendment and Restatement of Promissory Notes to Maurice J. Gallagher, Jr., dated May 4, 2005
10.6*	Form of Tax Indemnification Agreement between Allegiant Travel Company and members of Allegiant Travel Company, LLC
10.7*	2006 Long-Term Incentive Plan
10.8*	Allegiant Air 401(k) Retirement Plan.
10.9*	Form of Indemnification Agreement
10.10*	Aircraft Purchase Agreement dated as of June 8, 2006, between Allegiant Air, LLC and PCG Acquisition II, Inc.
10.11†*	Air Transportation Charter Agreement dated March 21, 2003, between Allegiant Air, Inc. and Harrah’s Laughlin, Inc. and amendments thereto.
10.12†*	Air Transportation Charter Agreement dated March 21, 2003, between Allegiant Air, Inc. and Harrah’s Operating Company, Inc. and amendment thereto.
10.13*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.
10.14*	Permanent Software License Agreement between Allegiant Air, Inc. and CMS Solutions, Inc. dated August 1, 2001.
10.15*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.16*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and M. Ponder Harrison.
10.17*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Andrew C. Levy.

10.18*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Linda A. Marvin.
10.19*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Michael P. Baxter.
10.20†*	Maintenance General Terms Agreement dated March 2006 between Allegiant Air, LLC and American Airlines, Inc.
10.21*	Stock Purchase Agreement dated November 20, 2006, among the Company, Allegiant Travel Company, LLC, PAR Investment Partners, L.P. and certain selling stockholders named therein.
21.1*	List of Subsidiaries
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*                    Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

†                    Portions of the indicated document have been omitted pursuant to the grant of confidential treatment and the documents indicated have been filed separately with the Commission as required by Rule 406.

* * * * * *

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 28, 2007.

ALLEGIANT TRAVEL COMPANY
By:	/s/ MAURICE J. GALLAGHER, JR.
MAURICE J. GALLAGHER, JR.
Chief Executive Officer and
Chairman of the Board

Each person whose signature appears below hereby appoints Maurice J. Gallagher, Jr. and Linda A. Marvin, and both of them, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MAURICE J. GALLAGHER, JR.	Chief Executive Officer and Director	March 28, 2007
Maurice J. Gallagher, Jr.	(Principal Executive Officer)
/s/ LINDA A. MARVIN	Chief Financial Officer (Principal Financial	March 28, 2007
Linda A. Marvin	and Accounting Officer)
/s/ MICHAEL S. FALK
Michael S. Falk	Director	March 28, 2007
/s/ TIMOTHY P. FLYNN
Timothy P. Flynn	Director	March 28, 2007

A. Maurice Mason	Director	March , 2007
/s/ ROBERT L. PRIDDY
Robert L. Priddy	Director	March 28, 2007
/s/ DECLAN F. RYAN
Declan F. Ryan	Director	March 30, 2007

INDEX TO EXHIBITS

The following exhibits are filed as part of this report.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications