Form 10-Q
period 2007-03-31
Allegiant Travel CO
filed 2007-05-15
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33166

Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3301 N. Buffalo Drive, Suite B-9 Las Vegas, Nevada	89129
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 851-7300

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 15, 2007 was 19,878,693.

Allegiant Travel Company
Form 10-Q
March 31, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)

Current assets:
Cash and cash equivalents	$175,339	$130,273
Restricted cash	10,582	8,639
Short-term investments	—	5,808
Accounts receivable, net of allowance for doubtful accounts of $- at March 31, 2007 and December 31, 2006	7,344	5,750
Receivable from related parties attributable to tax distribution estimates	656	1,577
Expendable parts, supplies and fuel, net of allowance for obsolescence of $101 and $56 at March 31, 2007 and December 31, 2006 respectively	3,013	3,747
Prepaid expenses	10,551	8,162
Investment in joint venture	67	—
Deferred income taxes	—	237
Other current assets	6,031	4,463
Total current assets	213,583	168,656
Property and equipment, net	137,643	131,214
Restricted cash, net of current portion	147	2,570
Deposits and other assets	3,057	3,286
Total Assets	$354,430	$305,726

Current liabilities:
Current maturities of notes payable	$10,066	$9,869
Current maturities of capital lease obligations	4,206	4,128
Current maturities of notes payable to related party	—	891
Accounts payable	21,211	17,409
Accrued liabilities	14,574	10,248
Air traffic liability	77,846	45,277
Deferred income taxes	521	—
Total current liabilities	128,424	87,822
Non-current liabilities:
Long-term debt:
Notes payable, net of current maturities	34,140	36,737
Capital lease obligations, net of current maturities	20,055	21,140
Deferred income taxes	8,366	6,556
Total Liabilities	190,985	152,255
Stockholders’ Equity:
Common stock, par value $.001, 100,000,000 shares authorized, 19,791,193 shares issued and outstanding as of March 31, 2007 and 19,795,933 shares issued and outstanding as of December 31, 2006	20	20
Additional paid in capital	134,577	134,359
Accumulated other comprehensive income	13	4
Retained earnings	28,835	19,088
Total stockholders’ equity	163,445	153,471
Total Liabilities and Stockholders’ Equity	$354,430	$305,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006

OPERATING REVENUE:
Scheduled service revenues	$58,231	$42,693
Fixed fee contract revenues	13,348	11,286
Ancillary revenues	12,770	5,655
Total operating revenue	84,349	59,634
OPERATING EXPENSES:
Aircraft fuel	31,179	24,367
Salary and benefits	11,324	7,653
Station operations	8,635	6,180
Maintenance and repairs	6,527	3,701
Sales and marketing	3,032	2,429
Aircraft lease rentals	651	1,629
Depreciation and amortization	3,660	2,226
Other	5,040	4,030
Total operating expense	70,048	52,215
OPERATING INCOME	14,301	7,419

OTHER (INCOME) EXPENSE:
Gain on fuel derivatives, net	(1,524)	(268)
Earnings from joint venture, net	(67)	—
Other expense	63	—
Interest income	(1,884)	(552)
Interest expense	1,408	1,405
Total other (income) expense	(2,004)	585
INCOME BEFORE INCOME TAXES	16,305	6,834
PROVISION FOR INCOME TAXES	6,558	1
NET INCOME	$9,747	$6,833
Earnings Per Share:
Basic	$0.49	$1.06
Diluted	$0.48	$0.41
Unaudited net income per share data (1)
Basic pro-forma net income per share	—	$1.43
Diluted pro-forma net income per share	—	$0.60
Weighted Average Shares:
Basic	19,796	6,433
Diluted	20,290	16,698

(1)           Prior to its December 2006 initial public offering the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma income per share reflects income taxes as if the Company were organized as a Corporation effective January 1, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$9,747	$6,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,660	2,226
(Gain)/loss on aircraft and other equipment disposals	(99)	17
Provision for obsolescence of expendable parts, supplies and fuel	45	45
Deferred issuance cost amortization	—	245
Warrant amortization	—	60
Stock compensation expense	241	67
Deferred income taxes	2,554	—
Changes in certain assets and liabilities:
Restricted cash	480	(1,204)
Accounts receivable	(1,594)	3,419
Accounts receivable from related party	921	—
Expendable parts, supplies and fuel	689	(407)
Prepaid expenses	(2,389)	359
Other current assets	(1,568)	436
Accounts payable	3,802	459
Accrued liabilities	4,326	1,721
Air traffic liability	32,569	20,619
Net cash provided by operating activities	53,384	34,895
INVESTING ACTIVITIES:
Purchase of short-term investments	—	(25,208)
Maturities of short-term investments	5,808	4,000
Purchase of property and equipment	(10,366)	(10,793)
Proceeds from sale of property and equipment	377	—
Investment in joint venture, net	(67)	—
(Increase) decrease in lease and equipment deposits	229	(259)
Net cash used in investing activities	(4,019)	(32,260)
FINANCING ACTIVITIES:
Principal payments on notes payable	(2,400)	(1,487)
Principal payments on related party notes payable	(891)	(312)
Principal payments on capital lease obligations	(1,008)	(336)
Net cash used in financing activities	(4,299)	(2,135)
Net change in cash and cash equivalents	45,066	500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,273	21,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,339	$21,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payment for interest, net of capitalized interest	$872	$620
Cash payment for taxes	$534	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited, in thousands, except per share amounts)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include Allegiant Travel Company (“Allegiant” or the “Company”) and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC and AFH, Inc., and SFB Fueling LLC (which is 50% owned by the Company).  All intercompany balances and transactions have been eliminated.

On December 13, 2006, the Company completed the initial public offering of its common stock. The Company issued 5,750,000 shares at $18.00 per share resulting in net proceeds of approximately $94.5 million. Prior to the completion of its initial public offering in December 2006, the Company converted from a Nevada limited liability company to a Nevada corporation. In connection with the conversion, its common shares and preferred shares were exchanged for shares of its common stock, pursuant to the terms of a merger agreement with Allegiant Travel Company, LLC. The reorganization did not affect its operations, which it continued to conduct through its operating subsidiaries.

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2007.

Note 2 - Newly Issued Accounting Pronouncements:  The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 has not had a material effect on the Company’s consolidated financial position or results of operations.

In October 2006, the FASB issued FASB Staff Position No. FAS 123(R)-S, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FASB Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of Statement of Financial Accounting Standards 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 has not had a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.  This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurement, is also adopted. The Company is currently evaluating the impact adoption of SFAS 157 and SFAS 159 may have on its consolidated financial statements.

Note 3 –Stock-Based Compensation:  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 123(R), Share-Based Payments, requiring the compensation cost relating to share-based payment transactions to be recognized in the statement of operations. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes-Merton option pricing model, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company adopted SFAS 123(R) using the modified prospective method.

As of March 31, 2007, there was approximately $2,105 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plan.

Note 4 – Income Taxes:  For the three months ended March 31, 2007, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of the shareholders.  In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company’s initial public offering.  Under these previous structures, the Company did not pay corporate federal income tax at the entity level on its taxable income for these periods.  Instead, the members of the limited liability company or stockholders of the Subchapter S corporation were liable for income tax on the taxable income as it affected their tax returns.  The Company was also subject to tax at the entity level in certain states in which it operates.  Deferred income taxes for such states were not material.

The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2003.  Various state and local tax years remain open to examination as well, though the Company believes that any potential assessment would be immaterial.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  For the three months ended March 31, 2007, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter with respect to any such item.

Note 5 – Earnings Per Share:  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated:

	Three months ended March 31,
	2007	2006
Numerator:
Net income	$9,747	$6,833
Denominator:
Weighted-average shares outstanding	19,795,933	6,433,333
Weighted-average effect of dilutive securities
Redeemable convertible preferred shares	—	9,885,000
Employee stock options	353,848	273,722
Stock purchase warrants	140,193	106,422
Adjusted weighted-average shares outstanding, diluted	20,289,974	16,698,477
Net income per share, basic	$0.49	$1.06
Net income per share, diluted	$0.48	$0.41

On December 13, 2006, simultaneously with the Company’s initial public offering, certain of the Company’s existing shareholders sold 1,750,000 shares of common stock to Par Investment Partners, L.P. (“PAR”). At that time, the Company agreed to register the shares purchased by PAR for resale. The registration statement for these shares was declared effective on April 26, 2007.

Note 6 – Long-Term Debt:  Long-term debt, including capital lease obligations, consists of the following:

	As of March 31,	As of December 31,
	2007	2006

Notes payable, secured by aircraft, interest at 8%, due at varying dates through October, 2010	$19,520	$20,736
Notes payable, secured by aircraft, interest at 8.5%, due November, 2011	15,795	16,332
Notes payable, secured by aircraft, interest at 8%, due June, 2011	7,165	7,517
Note payable, secured by aircraft, interest at 9%, due July, 2008	1,651	1,939
Note payable to related party, secured by various assets, interest at 8%, due April 2007	—	891
Other notes payable	76	82
Capital lease obligations	24,260	25,268
Total long-term debt	68,467	72,765
Less current maturities	(14,272)	(14,888)
Long-term debt, net of current maturities	$54,195	$57,877

Note 7 – Financial Instruments and Risk Management:  Airline operations are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 44.5% and 46.7% of the Company’s operating expenses for the three months ended March 31, 2007 and 2006, respectively.  The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for effective hedging of jet fuel costs, primarily crude oil and refined products such as heating oil and unleaded gasoline. The Company uses financial derivative instruments as economic hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold derivative financial instruments for trading purposes.

The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to gains of $1,524 and $268 for the three months ended March 31, 2007 and 2006, respectively, were recorded as a “Gain on fuel derivatives, net” within Other income (expense) in the accompanying condensed consolidated statements of income. The fair value of hedge contracts amounted to $1,495 and ($1,622) as of March 31, 2007 and December 31, 2006, respectively, and was recorded in “Other current assets” or “Accrued Liabilities” in the accompanying condensed consolidated balance sheets.

As of March 31, 2007, the Company had derivative instruments on approximately 17% of its projected 2007 fuel consumption.

Note 8 – Commitments and Contingencies:

Joint Venture: AFH Inc, a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport.  The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers.  In addition, AFH, Inc. is responsible for the administrative functions for the joint venture.  AFH Inc.’s proportionate allocation of earnings from this joint venture is reported in the Company’s condensed consolidated statements of income after operating income.

The National Transportaion Safety Board has not yet released its report on its investigation of the nose landing gear failure the Company had at the Orlando Sanford International Airport in March 2007. Although no claims relating to this event have been made against the Company to date, it could be subject to claims in the future. The Company believes any such claims would be covered by its insurance policies in effect.

The Company is subject to certain legal and administrative actions it considers routine to its business activites. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the quarters ending March 31, 2007 and March 31, 2006. Also discussed is our financial position as of March 31, 2007 and December 31, 2006. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2006.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to world-class leisure destinations. We currently provide service primarily to Las Vegas (Nevada), Orlando (Florida), and Tampa/St. Petersburg (Florida), three of the largest and most popular leisure destinations in the United States. We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. which we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boomer generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in more than 300 print circulations.

As an adjunct to our scheduled service business, we also fly charter (“fixed fee”) services, both on a long-term contract basis (primarily for Harrah’s Entertainment Inc.) and on an on-demand ad-hoc basis.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	March 31, 2007			December 31, 2006
	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83s	22	2	24	22	0	22
MD87s	2	0	2	0	2	2
Total	24	2	26	22	2	24

(a) Aircraft owned includes five aircraft subject to capital leases.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into world-class leisure destinations from small cities. As of March 31, 2007, we offered scheduled service from 46 small cities primarily into Las Vegas, Orlando and Tampa/St. Petersburg. The following shows the number of destinations and small cities served as of the dates indicated:

	As of March 31, 2007	As of December 31, 2006
Destinations	3	3
Small Cities	46	47

Recent Accounting Pronouncements

See related disclosure at “Item 1 – Unaudited Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 2 – Newly Issued Accounting Pronouncements.”

Results of Operations

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Quarter Ended March 31,
	2007	2006
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	37.0	40.9
Salary and benefits	13.4	12.8
Station operations	10.2	10.4
Maintenance and repairs	7.7	6.2
Sales and marketing	3.6	4.1
Aircraft lease rentals	0.8	2.7
Depreciation and amortization	4.3	3.7
Other	6.0	6.8
Total operating expenses	83.0%	87.6%

We recorded total operating revenue of $84.3 million, income from operations of $14.3 million and net income of $9.7 million for first quarter 2007. By comparison, for the same period in 2006, we recorded total operating revenue of $59.6 million, income from operations of $7.4 million and net income of $6.8 million.

As of March 31, 2007, we had a fleet of 27 aircraft with 26 in service, compared with a fleet of 24 aircraft with 21 in service as of March 31, 2006. The growth of our fleet enabled a 26.6% increase in available seat miles (“ASMs”) for first quarter 2007 compared to the same period in 2006 as departures increased by 42.8% and average stage length decreased by 11.3%.

Compared to first quarter of 2006, scheduled service ASMs increased by 27.9% in first quarter 2007 and other flying (including fixed fee and non-revenue) increased 20.4%.

Operating Revenue

Our operating revenue increased 41.4%, or $24.7 million, to $84.3 million in first quarter 2007 from $59.6 million in the same period of 2006. This was driven by a 28.4% increase in revenue passenger miles (“RPMs”) and an 11.7% increase in revenue per ASM (“RASM”).

Scheduled service revenues:    Scheduled service revenues increased 36.4%, or $15.5 million, to $58.2 million in first quarter 2007 from $42.7 million in the same period of 2006 due to a 29.3% increase in scheduled service RPMs. Yield increased 5.5% year-over year in the first quarter of 2007 due to a 13.9% shorter scheduled stage length offset by the dilutive effect of introductory pricing on new routes.  During the first quarter 2007, we started four new routes to Las Vegas, two new routes to Orlando, two new routes to Tampa/St. Petersburg and one other new route.  The decrease in average stage length coupled with an increase in load factor of 0.8 percentage points resulted in a 6.5% year-over-year increase in scheduled service RASM from 7.03¢ to 7.49¢.

Fixed fee contract revenues:    Fixed fee contract revenues increased 18.3% to $13.3 million in first quarter 2007 up from $11.3 million for the same period of the prior year. Fixed fee revenues increased principally because of the first quarter of a program of increased flying for Harrah’s Laughlin. We expect this increase in flying for Harrah’s Laughlin will continue to produce incremental fixed fee flying revenue for the balance of 2007.  Additionally, fixed fee revenues are historically highest in the first quarter for seasonal reasons.

Ancillary revenues:    Ancillary revenues increased 125.8% to $12.8 million in first quarter 2007 up from $5.7 million in the same period of 2006. The increase in ancillary revenue was due to a 48.4% increase in scheduled service passengers and a 52.2% increase in ancillary revenue per passenger from $12.47 to $18.98 due primarily to the sale of several new products.

Operating Expenses

Our operating expenses increased by 34.2%, or $17.8 million, to $70.0 million in first quarter 2007 up from $52.2 million during the same period in 2006.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods. In addition, the table presents operating expense per ASM, excluding fuel, which represents operating expenses, less aircraft fuel, divided by available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

	Quarter Ended March 31,				Percentage
	2007		2006		Change
Aircraft fuel	3.34	¢	3.31	¢	0.9%
Salary and benefits	1.21		1.04		16.3
Station operations	0.93		0.84		10.7
Maintenance and repairs	0.70		0.50		40.0
Sales and marketing	0.33		0.33		0.0
Aircraft lease rentals	0.07		0.22		(68.2)
Depreciation and amortization	0.39		0.30		30.0
Other	0.54		0.55		(1.8)
Operating cost per ASM (“CASM”)	7.51	¢	7.09	¢	5.9%
Operating CASM, excluding fuel	4.17	¢	3.78	¢	10.3%

Aircraft fuel expense.    Aircraft fuel expense increased 28.0%, or $6.8 million, to $31.2 million in first quarter 2007 up from $24.4 million in the same period of 2006. This change was due to a 29.0% increase in gallons consumed offset slightly by a 0.5% decrease in the average cost per gallon to $1.97 per gallon during first quarter 2007 compared to $1.98 in the same period of 2006.

Salary and benefits expense.    Salary and benefits expense increased 48.0% to $11.3 million in first quarter 2007 up from $7.7 million in the same period of 2006. This increase is largely attributable to a 35.2% increase in full-time equivalent employees to support our growth. We employed approximately 915 full-time equivalent employees as of March 31, 2007, compared to 677 full-time equivalent employees as of March 31, 2006.

Station operations expense.    Station operations expense increased 39.7%, or $2.4 million, to $8.6 million in first quarter 2007 compared to $6.2 million in the same period of 2006. The percentage increase in station operations expense lagged the 42.8% increase in departures as station expense per departure decreased by 2.1%.  However, the decrease in year-over-year average stage length resulted in year-over-year station operations expenses increasing by 10.7% on a CASM basis.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 76.4%, or $2.8 million, to $6.5 million in first quarter 2007 up from $3.7 million in the same period of 2006. Maintenance and repairs CASM increased 40.0% as increased maintenance expense combined with a 4.1% decrease in aircraft utilization. This increase resulted from unusually low maintenance expenses in the first quarter 2006 in contrast to more normal maintenance expenditures in first quarter 2007 as well as a few unusual maintenance events.  For instance, in the first quarter of 2006, we performed only routine engine maintenance, whereas in first quarter 2007 we also had one planned heavy engine overhaul and a number of minor unplanned engine repairs.  Furthermore, in first quarter 2007, average block hours for aircraft in service decreased 4.1%, or 9.1 hours, to 213.1 hours per month compared to 222.2 hours in the same period of 2006.  Additionally, first quarter 2007 maintenance and repairs expense included a $0.3 million deductible for a gear-up landing during the quarter at Orlando Sanford International Airport.

Sales and marketing expense.    Sales and marketing expense increased 24.8%, or $0.6 million, to $3.0 million in first quarter 2007 compared to $2.4 million in the same period of 2006. On a CASM basis, sales and marketing expense was flat year-over-year.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 60.0% to $0.7 million in the first quarter of 2007 down from $1.6 million in the same period of 2006. On a CASM basis, aircraft lease rentals expense decreased 68.2% to 0.07¢ in first quarter 2007 down from 0.22¢ in the same period of 2006 primarily due to an increase in the percentage of owned versus leased aircraft.

Depreciation and amortization expense.    Depreciation and amortization expense was $3.7 million in first quarter 2007 compared to $2.2 million in the same period of 2006, an increase of 64.4% as the number of in-service aircraft owned or subject to capital leases increased from 13 as of March 31, 2006 to 24 as of March 31, 2007.

Other expense.    Other expense increased by 25.1% to $5.0 million in first quarter 2007 compared to $4.0 million in same period of 2006 due mainly to increased aviation insurance, administrative, facilities and training expenses associated with our company’s growth.

Other (Income) Expense

Other (income) expense increased from a net other expense amount of $0.6 million in first quarter 2006 to a net other income amount of $2.0 million in the same period of 2007. This change is primarily attributable to two factors: (1) an increase in net gain on fuel derivatives from $0.3 million in first quarter 2006 to $1.5 million in the same period of 2007 and (2) an increase in interest income from $0.6 million in first quarter 2006 to $1.9 million in the same period of 2007 as a result of increased cash balances.

Comparative Consolidated Operating Statistics

The following table sets forth our operating statistics for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,		Percent
	2007	2006	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	753,239	521,324	44.5
Revenue passenger miles (RPMs) (thousands)	749,237	583,525	28.4
Available seat miles (ASMs) (thousands)	932,530	736,628	26.6
Load factor	80.3%	79.2%	1.1	pts.
Operating revenue per ASM (cents)	9.05	8.10	11.7
Operating expense per ASM (cents)	7.51	7.09	5.9
Operating expense per ASM, excluding fuel (cents)	4.17	3.78	10.3
Departures	6,767	4,740	42.8
Block hours	16,560	12,863	28.7
Average stage length (miles)	930	1,048	(11.3)
Average number of operating aircraft during period	25.9	19.3	34.2
Total aircraft in service end of period	26	21	23.8
Full-time equivalent employees at period end	915	677	35.2
Fuel gallons consumed (thousands)	15,848	12,282	29.0
Average fuel cost per gallon	$1.97	$1.98	(0.5)
Scheduled service statistics:
Passengers	672,840	453,479	48.4
Revenue passenger miles (RPMs) (thousands)	641,479	496,073	29.3
Available seat miles (ASMs) (thousands)	777,141	607,552	27.9
Load factor	82.5%	81.7%	0.8	pts
Departures	5,674	3,814	48.8
Block hours	13,847	10,583	30.8
Yield (cents)	9.08	8.61	5.5
Scheduled service revenue per ASM (cents)	7.49	7.03	6.5
Ancillary revenue per ASM (cents)	1.64	0.93	76.3
Total revenue per ASM (cents)	9.14	7.96	14.8
Average fare - scheduled service	$86.55	$94.15	(8.1)
Average fare - ancillary	$18.98	$12.47	52.2
Average fare - total	$105.52	$106.62	(1.0)
Average stage length (miles)	926	1,075	(13.9)
Percent of sales through website during period	88.1%	84.7%	3.4	pts

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments of $147.3 million at December 31, 2006 increased to $186.1 million at March 31, 2007.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit.

Sources and Uses of Cash.

Operating Activities:  Cash flows provided by operations for the three months ended March 31, 2007 were $53.4 million compared to $34.9 million in the same period 2006.  This increase in cash flows provided by operations in 2007 compared to 2006 is primarily the result of an increase in passenger bookings for future travel and operating income.

Investing Activities:  Cash flows used in investing activities for the three months ended March 31, 2007 were $4.0 million compared to $32.3 million in the same period 2006.  During the three months ended March 31, 2007, we had no purchases of available for sale securities compared to $25.2 million of purchases in the same period 2006.  Other investing activities for the three months ended March 31, 2007 include capital expenditures related to aircraft parts and two aircraft purchases off operating lease which was partially offset by maturities of available for sale securities.

Financing Activities:  Cash flows used in financing activities for the three months ended March 31, 2007 were $4.3 million compared to $2.1 million in the same period 2006.  Financing activities primarily consist of debt repayments related to aircraft financing and capital lease obligations.  As of March 31, 2007, we had secured debt financing on twelve aircraft and capital lease financing on five aircraft compared to debt financing on six aircraft and capital lease financing on five aircraft as of March 31, 2006.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of March 31, 2007 and the periods in which payments are due (in thousands):

		Less than			More than
	Total	1 yr	1 to 3 yrs	4 to 5 yrs	5 yrs
Long-term debt obligations	$52,598	$9,996	$26,155	$16,447	$—
Capital lease obligations	29,144	4,500	12,000	12,650	—
Operating lease obligations	4,713	2,013	2,521	140	39
Total future payments on contractual obligations	$86,455	$16,509	$40,676	$29,237	$39

The long-term debt obligations listed in the above table include scheduled interest payments.

Special Note about Forward-Looking Statements

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Orlando and Tampa/St. Petersburg from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on the Las Vegas, Orlando and Tampa/St. Petersburg markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including commodity prices (specifically, aircraft fuel).  The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2007 and 2006 represented approximately 44.5% and 46.7% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2007, a hypothetical ten percent increase in the average price per gallon of aircraft fuel for the three month period would have increased fuel expense for the three month period by approximately $3.1 million. To manage the aircraft fuel price risk, we use jet fuel and heating oil option contracts or swap agreements. As of March 31, 2007, we had hedged approximately 17% of our projected 2007 fuel requirements. As of the same date, all extant fuel hedge contracts were to settle by the end of September 2007.  The fair value of our fuel derivative contracts as of March 31, 2007 was $1.5 million. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of March 31, 2007, the credit exposure related to these jet fuel forward contracts was negligible.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $175.3 million at March 31, 2007. We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 1000 basis point change in interest rates in first quarter 2007 would have affected interest income from cash and investments by $.2 million.

Our long term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 1000 basis point change in market interest rates as of March 31, 2007, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a ten percent change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Item 4. Controls and Procedures.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The National Transportation Safety Board has not yet released its report on its investigation of the nose landing gear failure we had at the Orlando Sanford International Airport in March 2007. Although no claims relating to this event have been made against us to date, we could be subject to claims in the future. We believe any such claims would be covered by our insurance policies in effect.

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on April 2, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2006, we consummated the initial public offering of our common stock, $0.001 par value. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc. and Raymond James & Associates, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-134145) that was declared effective by the Securities and Exchange Commission on December 8, 2006. All 5,750,000 shares of common stock registered under the registration statement, including 750,000 shares of common stock covered by an overallotment option granted to the underwriters, were sold at a price to the public of $18.00 per share. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $103.5 million. The estimated aggregate net proceeds to us from the offering were approximately $94.5 million after deducting an aggregate of $7.2 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.8 million in other expenses incurred in connection with the offering.

Approximately $0.9 million of the proceeds have been applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.

Item 6.  Exhibits

3 .1	Articles of Incorporation (1)
3 .2	Bylaws of the Company (1)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32.	Section 1350 Certifications

(1) Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: May 15, 2007	By:	/s/ Linda Marvin
Linda A. Marvin
Principal Financial Officer