Form 10-Q
period 2007-06-30
Allegiant Travel CO
filed 2007-08-14
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 14, 2007 was 20,730,740.

Allegiant Travel Company
Form 10-Q
June 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)

Current assets:
Cash and cash equivalents	$185,809	$130,273
Restricted cash	11,241	8,639
Short-term investments	—	5,808
Accounts receivable, net of allowance for doubtful accounts of $- at June 30, 2007 and December 31, 2006	8,353	5,750
Receivable from related parties	234	1,577
Expendable parts, supplies and fuel, net of allowance for obsolescence of $52 and $56 at June 30, 2007 and December 31, 2006 respectively	6,030	3,747
Prepaid expenses	10,600	8,162
Deferred income taxes	—	237
Other current assets	5,365	4,463
Total current assets	227,632	168,656
Property and equipment, net	137,444	131,214
Restricted cash, net of current portion	147	2,570
Investment in and advances to joint venture	2,014	—
Deposits and other assets	6,032	3,286
Total Assets	$373,269	$305,726

Current liabilities:
Current maturities of notes payable	$10,276	$9,869
Current maturities of capital lease obligations	4,291	4,128
Current maturities of notes payable to related party	—	891
Accounts payable	18,614	17,409
Accrued liabilities	10,097	10,248
Air traffic liability	72,336	45,277
Deferred income taxes	187	—
Total current liabilities	115,801	87,822
Non-current liabilities:
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	31,493	36,737
Capital lease obligations, net of current maturities	18,952	21,140
Deferred income taxes	9,529	6,556
Total Liabilities	175,775	152,255
Stockholders’ Equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,692,740 shares issued and outstanding as of June 30, 2007 and 19,795,933 shares issued and outstanding as of December 31, 2006	21	20
Additional paid in capital	158,737	134,359
Accumulated other comprehensive income	13	4
Retained earnings	38,723	19,088
Total Stockholders’ Equity	197,494	153,471
Total Liabilities and Stockholders’ Equity	$373,269	$305,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

OPERATING REVENUE:
Scheduled service revenue	$65,622	$44,816	$123,853	$87,509
Fixed fee contract revenue	7,533	7,887	20,881	19,173
Ancillary revenue	15,786	6,966	28,556	12,621
Total operating revenue	88,941	59,669	173,290	119,303
OPERATING EXPENSES:
Aircraft fuel	35,458	26,515	66,637	50,882
Salary and benefits	12,046	8,375	23,370	16,028
Station operations	8,198	6,169	16,833	12,349
Maintenance and repairs	5,692	3,776	12,219	7,477
Sales and marketing	3,033	2,324	6,065	4,753
Aircraft lease rentals	657	1,545	1,308	3,173
Depreciation and amortization	3,715	2,519	7,375	4,745
Other	5,984	3,573	11,024	7,604
Total operating expenses	74,783	54,796	144,831	107,011
OPERATING INCOME	14,158	4,873	28,459	12,292

OTHER (INCOME) EXPENSE:
Gain on fuel derivatives, net	(380)	(310)	(1,904)	(578)
Earnings from joint venture, net	(195)	—	(262)	—
Other expense	—	—	63	—
Interest income	(2,409)	(757)	(4,293)	(1,309)
Interest expense	1,361	1,196	2,769	2,601
Total other (income) expense	(1,623)	129	(3,627)	714
INCOME BEFORE INCOME TAXES	15,781	4,744	32,086	11,578
PROVISION FOR INCOME TAXES	5,805	42	12,363	42
NET INCOME	9,976	4,702	19,723	11,536
Earnings Per Share:
Basic	$0.50	$0.73	$0.99	$1.79
Diluted	$0.49	$0.28	$0.97	$0.69
Unaudited net income per share data (1)
Basic pro-forma net income per share		$0.47		$1.14
Diluted pro-forma net income per share		$0.18		$0.44
Weighted average shares outstanding:
Basic	19,988	6,433	19,843	6,433
Diluted	20,433	16,684	20,323	16,676

(1)           Prior to its December 2006 initial public offering, the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma net income per share reflects income taxes as if the Company were organized as a corporation effective January 1, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$19,723	$11,536

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,375	4,745
Gain on aircraft and other equipment disposals	(96)	(4)
Provision for obsolescence of expendable parts, supplies and fuel	(4)	48
Deferred issuance cost amortization	—	313
Warrant amortization	—	77
Stock compensation expense	474	164
Deferred income taxes	3,391	—
Excess tax benefits from stock option exercises	(1,124)	—
Changes in certain assets and liabilities:
Restricted cash	(179)	(1,691)
Accounts receivable	(2,603)	1,638
Accounts receivable from related parties	394	—
Expendable parts, supplies and fuel	(2,279)	(1,052)
Prepaid expenses	(2,438)	(1,414)
Other current assets	(902)	(136)
Accounts payable	1,205	(1,475)
Accrued liabilities	974	836
Air traffic liability	27,059	16,391
Refundable deposits	—	250
Net cash provided by operating activities	50,970	30,226
INVESTING ACTIVITIES:
Purchase of short-term investments	—	(11,568)
Maturities of short-term investments	5,799	—
Purchase of property and equipment	(14,020)	(15,764)
Proceeds from sale of property and equipment	511	—
Investment in joint venture, net	(262)	—
Increase in lease and equipment deposits	(2,746)	(3)
Net cash used by investing activities	(10,718)	(27,335)
FINANCING ACTIVITIES:
Distributions to members	—	(4,729)
Excess tax benefits from stock option exercises	1,124	—
Proceeds from exercise of stock options	539	—
Proceeds from issuance of common stock, net	22,265	—
Principal payments on notes payable	(5,565)	(2,991)
Principal payments on related party notes payable	(891)	(629)
Principal payments on capital lease obligations	(2,188)	(1,274)
Net cash provided by (used in) financing activities	15,284	(9,623)
Net change in cash and cash equivalents	55,536	(6,732)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,273	21,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185,809	$14,527
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payment for interest, net of capitalized interest	$1,741	$1,731
Cash payment for taxes	$4,954	$42
Note payable issued for aircraft and equipment	—	$8,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited, in thousands, except share and per share amounts)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include Allegiant Travel Company (“Allegiant” or the “Company”) and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC, AFH, Inc., and its 50% owned subsidiary, SFB Fueling LLC.  All intercompany balances and transactions have been eliminated.

On December 13, 2006, the Company completed the initial public offering of its common stock. The Company issued 5,750,000 shares at $18.00 per share resulting in net proceeds of approximately $94,500.  Prior to the completion of its initial public offering in December 2006, the Company converted from a Nevada limited liability company to a Nevada corporation. In connection with the conversion, its common shares and preferred shares were exchanged for shares of its common stock  pursuant to the terms of a merger agreement with Allegiant Travel Company, LLC. The reorganization did not affect its operations, which it continued to conduct through its operating subsidiaries.

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

The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

Note 2 - Newly Issued Accounting Pronouncements:  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 has not had a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

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

Note 4 – Income Taxes:  For the three and six months ended June 30, 2007, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company’s financial condition or results of operation as a result of implementing FIN 48.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There is no significant accrued interest at June 30, 2007.  No penalties were accrued at June 30, 2007.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of its shareholders.  In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company’s initial public offering.  Under these previous structures, the Company did not pay federal income tax at the entity level on its taxable income for these periods.  Instead, the members of the limited liability company or stockholders of the Subchapter S corporation were liable for income tax on the taxable income as it affected their tax returns.  The Company was also subject to tax at the entity level in certain states in which it operates.  Deferred income taxes, to which the Company was subject, were not material.

The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2003.  Various state and local tax returns remain open to examination.  The Company believes that any potential assessment would be immaterial.

Note 5 – Stockholders’ Equity:  On December 13, 2006, simultaneously with the Company’s initial public offering, certain of the Company’s existing shareholders sold 1,750,000 shares of common stock to Par Investment Partners, L.P. (“PAR”). At that time, the Company agreed to register the shares purchased by PAR for resale. A registration statement for these shares was declared effective on April 26, 2007.

On May 24, 2007, the Company sold 155,714 shares in a public offering.  In conjunction with the public offering, on June 13, 2007, the underwriters exercised their overallotment option to purchase an additional 592,000 shares from the Company.  The Company received approximately $22,300 in net proceeds from the sale of these shares.

Note 6 – Earnings Per Share:  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$9,976	$4,702	$19,732	$11,536
Denominator:
Weighted-average shares outstanding	19,987,883	6,433,333	19,842,715	6,433,333
Weighted-average effect of dilutive securities:
Redeemable convertible preferred shares	—	9,885,000	—	9,885,000
Employee stock options	256,895	259,075	292,514	251,153
Stock purchase warrants	140,107	106,684	140,149	106,684
Restricted stock	48,517	—	47,562	—
Adjusted weighted-average shares outstanding, diluted	20,433,402	16,684,092	20,322,940	16,676,170
Net income per share, basic	$0.50	$0.73	$0.99	$1.79
Net income per share, diluted	$0.49	$0.28	$0.97	$0.69

Note 7 – Long-Term Debt:  Long-term debt, including capital lease obligations, consists of the following:

	As of June 30,	As of December 31,
	2007	2006

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$18,289	$20,736
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	15,246	16,332
Notes payable, secured by aircraft, interest at 8%, due June 2011	6,808	7,517
Note payable, secured by aircraft, interest at 9%, due July 2008	1,356	1,939
Note payable to related party, secured by various assets, interest at 8%	—	891
Other notes payable	70	82
Capital lease obligations	23,243	25,268
Total long-term debt	65,012	72,765

Less current maturities	(14,567)	(14,888)
Long-term debt, net of current maturities	$50,445	$57,877

Note 8 – Financial Instruments and Risk Management:  Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 47.4% and 48.4% of the Company’s operating expenses for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, aircraft fuel represented approximately 46.0% and 47.5%, respectively, of the Company’s operating expenses.  The Company endeavors to acquire jet fuel at the lowest possible cost. Because jet fuel is not traded on an organized futures exchange, liquidity for hedging is limited. However, the Company has found commodities for hedging of jet fuel costs, primarily crude oil and refined products such as heating oil and unleaded gasoline. The Company uses financial derivative instruments as economic hedges to decrease its exposure to jet fuel price increases. The Company does not purchase or hold derivative financial instruments for trading purposes.

The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to gains of $380 and $310 for the three months ended June 30, 2007 and 2006, respectively, and $1,904 and $578 for the six months ended June 30, 2007 and 2006, respectively, were recorded as a “Gain on fuel derivatives, net” within Other income (expense) in the accompanying condensed consolidated statements of income.  These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  The fair value of hedge contracts amounted to $815 and ($1,622) as of June 30, 2007 and December 31, 2006, respectively, and was recorded in “Other current assets” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

As of June 30, 2007, the Company had derivative instruments on approximately 20.0% of its projected fuel consumption for the remainder of 2007.

Note 9 – Commitments and Contingencies:

Joint Venture: AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport.  The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers.  In addition, AFH, Inc. is responsible for the administrative functions for the joint venture.  AFH, Inc.’s proportionate allocation of earnings from this joint venture is reported in the Company’s condensed consolidated statements of income in Other income (expense).

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

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 – Subsequent Event:  In July 2007, the Company purchased eight Pratt & Whitney engines and one MD-82 airframe.  The equipment package was under an existing lease to a third party, and in conjunction with the purchase, the Company has become the lessor under the existing lease agreement.  The Company does not intend to operate the MD-82 airframe acquired under this purchase.  The Company paid $9,061 for the equipment package in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ending June 30, 2007 and 2006. Also discussed is our financial position as of June 30, 2007 and December 31, 2006. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2006.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We currently provide service primarily to Las Vegas (Nevada), Orlando (Florida), and Tampa/St. Petersburg (Florida), three of the largest and most popular leisure destinations in the United States and have announced that we will be commencing service in the fourth quarter of 2007 to Ft. Lauderdale (Florida) and Phoenix-Mesa (Arizona), two other popular leisure destinations in the United States.  We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. which we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boomer generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in more than 300 print circulations.

As an adjunct to our scheduled service business, we also fly charter (“fixed fee”) services, both on a long-term contract basis (primarily for Harrah’s Entertainment Inc.) and on an on-demand ad-hoc basis.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	June 30, 2007			December 31, 2006
	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83s	22	3	25	22	0	22
MD87s	2	0	2	0	2	2
Total	24	3	27	22	2	24

(a) Aircraft owned includes five aircraft subject to capital leases.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into world-class leisure destinations from small cities. As of June 30, 2007, we offered scheduled service from 50 small cities primarily into Las Vegas, Orlando and Tampa/St. Petersburg including seasonal service. The following shows the number of destinations and small cities served as of the dates indicated:

	As of June 30, 2007	As of December 31, 2006
Destinations	3	3
Small Cities	50	47

Recent Accounting Pronouncements

See related disclosure at “Item 1 – Unaudited Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 2 – Newly Issued Accounting Pronouncements.”

Results of Operations

Comparison of three months ended June 30, 2007 to three months ended June 30, 2006

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2007	2006
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	39.9	44.4
Salary and benefits	13.5	14.0
Station operations	9.2	10.3
Maintenance and repairs	6.4	6.3
Sales and marketing	3.4	3.9
Aircraft lease rentals	0.7	2.6
Depreciation and amortization	4.2	4.2
Other	6.7	6.0
Total operating expenses	84.1%	91.8%

We recorded total operating revenue of $88.9 million, income from operations of $14.2 million and net income of $10.0 million for second quarter 2007. By comparison, for the same period in 2006, we recorded total operating revenue of $59.7 million, income from operations of $4.9 million and net income of $4.7 million.

As of June 30, 2007, we had a fleet of 27 aircraft in service, compared with a fleet of 21 aircraft in service as of June 30, 2006. The growth of our fleet enabled a 32.0% increase in available seat miles (“ASMs”) for second quarter 2007 compared to the same period in 2006 as departures increased by 43.7% and average stage length decreased by 8.3%.

Substantially all of our ASM growth in the second quarter of 2007 compared to the same period of 2006 was in scheduled service which represented 89.8% of total ASMs in second quarter of 2007 compared to 86.8% in the same period of 2006.  Other flying (including fixed fee and non-revenue) ASMs increased 1.2%, while the scheduled service ASMs increased 36.6%.

Operating Revenue

Our operating revenue increased 49.0%, or $29.3 million, to $88.9 million in second quarter 2007 from $59.7 million in the same period of 2006. This was driven by a 37.6% increase in revenue passenger miles (“RPMs”) and a 13.0% increase in revenue per ASM (“RASM”).

Scheduled service revenues.    Scheduled service revenues increased 46.4%, or $20.8 million, to $65.6 million in second quarter 2007 from $44.8 million in the same period of 2006 due to a 40.4% increase in scheduled service RPMs. Yield increased 4.3% year-over year in the second quarter of 2007 due to a 10.9% shorter scheduled stage length offset by the dilutive effect of introductory pricing on new routes.  During the second quarter 2007, we started four new routes to Las Vegas, four new routes to Orlando, two new routes to Tampa/St. Petersburg and one other new route.  The decrease in average stage length coupled with an increase in load factor of 2.3 percentage points resulted in a 7.2% year-over-year increase in scheduled service RASM from 7.34¢ to 7.87¢.

Fixed fee contract revenues.    Fixed fee contract revenues were $7.5 million in second quarter 2007 compared to $7.9 million in the same period of 2006, consistent with a relatively flat volume of fixed fee business.

Ancillary revenues.    Ancillary revenues increased 126.6% to $15.8 million in second quarter 2007 up from $7.0 million in the same period of 2006. The increase in ancillary revenue was due to a 58.3% increase in scheduled service passengers and a 43.1% increase in ancillary revenue per passenger from $14.63 to $20.94 due primarily to the sale of new products.

Operating Expenses

Our operating expenses increased by 36.4%, or $20.0 million, to $74.8 million in second quarter 2007 up from $54.8 million during the same period in 2006.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as Operating expense per ASM (“CASM”), for the indicated periods. In addition, the table presents CASM, excluding fuel, which represents operating expenses, less aircraft fuel, divided by available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore beyond our control.

	Three Months Ended June 30,				Percentage
	2007		2006		Change
Aircraft fuel	3.82	¢	3.77	¢	1.3%
Salary and benefits	1.30		1.19		9.2
Station operations	0.88		0.88		0.0
Maintenance and repairs	0.61		0.54		13.0
Sales and marketing	0.33		0.33		0.0
Aircraft lease rentals	0.07		0.22		(68.2)
Depreciation and amortization	0.40		0.36		11.1
Other	0.64		0.51		25.5
Operating CASM	8.05	¢	7.79	¢	3.3%
Operating CASM, excluding fuel	4.24	¢	4.02	¢	5.5%

Aircraft fuel expense.    Aircraft fuel expense increased 33.7%, or $8.9 million, to $35.4 million in second quarter 2007 up from $26.5 million in the same period of 2006. This change was due to a 35.9% increase in gallons consumed offset slightly by a 1.8% decrease in the average cost per gallon to $2.23 per gallon during second quarter 2007 compared to $2.27 in the same period of 2006.

Salary and benefits expense.    Salary and benefits expense increased 43.8% to $12.0 million in second quarter 2007 up from $8.4 million in the same period of 2006. This increase is largely attributable to a 28.7% increase in full-time equivalent employees to support our system growth.  The increase in employees resulted from growth including a 28.6% increase in aircraft in service and a 28.2% increase in small cities with scheduled service in the second quarter of 2007 compared to the same period in 2006.  We employed 951 full-time equivalent employees as of June 30, 2007, compared to 739 full-time equivalent employees as of June 30, 2006.

Station operations expense.    Station operations expense increased 32.9%, or $2.0 million, to $8.2 million in second quarter 2007 compared to $6.2 million in the same period of 2006. The percentage increase in station operations expense lagged the 43.7% increase in departures as station expense per departure decreased by 7.8%.  Reduced station expense is consistent with a reduced proportion of fixed-fee flying, as scheduled service station expense per departure is typically lower than fixed fee flying.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 50.7%, or $1.9 million, to $5.7 million in second quarter 2007 up from $3.8 million in the same period of 2006.  Maintenance and repairs CASM increased 13.0% as increased maintenance expense combined with a 6.2% decrease in aircraft utilization as a result of shorter average stage length from 983 miles in second quarter 2006 to 901 miles in the same period of 2007.  The increase is largely attributable to heavy maintenance checks on three aircraft in the second quarter of 2007 compared to one heavy maintenance check in the same period of 2006.

Sales and marketing expense.    Sales and marketing expense increased 30.5%, or $0.7 million, to $3.0 million in second quarter 2007 compared to $2.3 million in the same period of 2006. On a per-ASM basis, sales and marketing expense was flat year-over-year.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 57.5% to $0.6 million in the second quarter of 2007 down from $1.5 million in the same period of 2006. On a per-ASM basis, aircraft lease rentals expense decreased 68.2% to 0.07¢ in second quarter 2007 from 0.22¢ in the same period of 2006 primarily due to an increase in the percentage of owned versus leased aircraft.  Of the 29 aircraft we have accepted delivery of as of June 30, 2007, four aircraft are subject to operating leases, whereas six aircraft were subject to operating leases as of June 30, 2006.

Depreciation and amortization expense.    Depreciation and amortization expense was $3.7 million in second quarter 2007 compared to $2.5 million in the same period of 2006, an increase of 47.5% as the number of in-service aircraft owned or subject to capital leases increased from 15 as of June 30, 2006 to 24 as of June 30, 2007.

Other expense.    Other expense increased by 67.5% to $6.0 million in second quarter 2007 compared to $3.6 million in same period of 2006.  On a per-ASM basis, other expense increased 25.5 % to 0.64¢ in second quarter 2007 from 0.51¢ in the same period of 2006 primarily associated with growth and additional administrative requirements as a public company.

Other (Income) Expense

Other (income) expense increased from a net other expense amount of $0.1 million in second quarter 2006 to a net other income amount of $1.6 million in the same period of 2007. An increase in interest income from $0.8 million in second quarter 2006 to $2.4 million in the same period of 2007 resulted from increased cash balances, and $0.2 million of income during 2007 was attributable to the joint venture with OSI which began operations in January 2007.  These increases were partially offset by an increase in interest expense from $1.2 million in second quarter 2006 to $1.4 million in the same period of 2007.

Income Tax Expense

Income tax expense for the second quarter of 2007 was $5.8 million as our effective income tax rate for the period was approximately 36.8%.  Prior to our reorganization into a corporation at the time of our initial public offering on December 13, 2006, we did not pay corporate federal income tax at the entity level and therefore, we did not incur any federal income tax for the second quarter of 2006.

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2007	2006
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	38.5	42.6
Salary and benefits	13.5	13.4
Station operations	9.7	10.4
Maintenance and repairs	7.1	6.3
Sales and marketing	3.5	4.0
Aircraft lease rentals	0.8	2.7
Depreciation and amortization	4.3	4.0
Other	6.4	6.4
Total operating expenses	83.6%	89.7%

We recorded total operating revenue of $173.3 million, income from operations of $28.5 million and net income of $19.7 million for the first half of 2007. By comparison, for the same period in 2006, we recorded total operating revenue of $119.3 million, income from operations of $12.3 million and net income of $11.6 million.

As of June 30, 2007, we had a fleet of 27 aircraft in service, compared with a fleet of 21 aircraft in service as of June 30, 2006. The growth of our fleet enabled a 29.2% increase in available seat miles ASMs for the first half of 2007 compared to the same period in 2006 as departures increased by 43.2% and average stage length decreased by 9.8%.

Compared to the first half of 2006, scheduled service ASMs increased by 32.3% in the first half of 2007 and other flying (including fixed fee and non-revenue) increased 12.6%.

Operating Revenue

Our operating revenue increased 45.3%, or $54.0 million, to $173.3 million in the first half of 2007 from $119.3 million in the same period of 2006. This was driven by a 32.9% increase in RPMs and a 12.4% increase in RASM.

Scheduled service revenues:  Scheduled service revenues increased 41.5%, or $36.3 million, to $123.9 million in the first half of 2007 from $87.5 million in the same period of 2006 due to a 34.9% increase in scheduled service RPMs. Yield increased 4.9% from 8.74¢ for the first half of 2006 to 9.17¢ for the same period of 2007, due to a 12.4% shorter scheduled stage length offset by the dilutive effect of introductory pricing on new routes.  During the first half of 2007, we started eight new routes to Las Vegas, six new routes to Orlando, four new routes to Tampa/St. Petersburg and two other new routes.  The decrease in average stage length coupled with an increase in load factor of 1.6 percentage points resulted in a 7.0% year-over-year increase in scheduled service RASM from 7.19¢ to 7.69¢.

Fixed fee contract revenues:  Fixed fee contract revenues increased 8.9% to $20.9 million in the first half of 2007 up from $19.2 million for the same period of the prior year.  Fixed fee revenues increased principally because of a program of increased flying for Harrah’s Laughlin during the first half of 2007.   Additionally, included in the six month period is the first quarter of the year which historically has been the seasonally strongest for fixed fee flying.

Ancillary revenues:  Ancillary revenues increased 126.3% to $28.6 million in the first half of 2007 up from $12.6 million in the same period of 2006. The increase in ancillary revenue was due to a 53.5% increase in scheduled service passengers and a 47.4% increase in ancillary revenue per passenger from $13.58 to $20.02 due primarily to the sale of several new products.

Operating Expenses

Our operating expenses increased by 35.3%, or $37.8 million, to $144.8 million in the first half of 2007 up from $107.0 million during the same period in 2006.

The following table presents our unit costs, CASM, for the indicated periods:

	Six Months Ended June 30,				Percentage
	2007		2006		Change
Aircraft fuel	3.58	¢	3.53	¢	1.4%
Salary and benefits	1.26		1.11		13.5
Station operations	0.90		0.86		4.7
Maintenance and repairs	0.66		0.52		26.9
Sales and marketing	0.33		0.33		0.0
Aircraft lease rentals	0.07		0.22		(68.2)
Depreciation and amortization	0.40		0.33		21.2
Other	0.59		0.53		11.3
Operating CASM	7.78	¢	7.43	¢	4.7%
Operating CASM, excluding fuel	4.20	¢	3.90	¢	7.7%

Aircraft fuel expense  Aircraft fuel expense increased 31.0%, or $15.8 million, to $66.6 million in the first half of 2007 up from $50.9 million in the same period of 2006. This change was due to a 32.4% increase in gallons consumed offset slightly by a 1.1% decrease in the average cost per gallon to $2.10 per gallon during the first half of 2007 compared to $2.12 in the same period of 2006.

Salary and benefits expense.    Salary and benefits expense increased 45.8% to $23.4 million in the first half of 2007 up from $16.0 million in the same period of 2006. This increase is largely attributable to a 28.7% increase in full-time equivalent employees to support our growth along with a wage scale increase for flight operations employees during the fourth quarter of 2006.  We employed 951 full-time equivalent employees as of June 30, 2007, compared to 739 full-time equivalent employees as of June 30, 2006.

Station operations expense.    Station operations expense increased 36.3%, or $4.5 million, to $16.8 million in the first half of 2007 compared to $12.4 million in the same period of 2006. The percentage increase in station operations expense lagged the 43.2% increase in departures as station expense per departure decreased by 9.8%.  However, the decrease in year-over-year average stage length resulted in year-over-year station operations expenses increasing by 5.5% on a CASM basis.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 63.4%, or $4.8 million, to $12.2 million in the first half of 2007 up from $7.5 million in the same period of 2006.  Maintenance and repairs CASM increased 26.9% as increased maintenance expense combined with a 1.4% decrease in aircraft utilization.  This increase resulted from unusually low maintenance expenses in the first half of 2006 in contrast to more normal maintenance expenditures in the first half of 2007 as well as a few unusual maintenance events.  For instance, in the first half of 2006, we performed primarily routine engine maintenance with one planned heavy engine overhaul, whereas in the first half of 2007 we performed a number of minor unplanned engine repairs and two planned heavy engine overhauls.  Additionally, the maintenance and repairs expense for the first half of 2007 included a $0.3 million deductible for a gear-up landing during the quarter at Orlando Sanford International Airport.

Sales and marketing expense.    Sales and marketing expense increased 27.6%, or $1.3 million, to $6.1 million in the first half of 2007 compared to $4.8 million in the same period of 2006. On a CASM basis, sales and marketing expense was flat year-over-year.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 58.8% to $1.3 million in the first half of 2007 down from $3.2 million in the same period of 2006. On a CASM basis, aircraft lease rentals expense decreased 68.2% to 0.07¢ in second quarter 2007 down from 0.22¢ in the same period of 2006 primarily due to an increase in the percentage of owned versus leased aircraft.  Of the 29 aircraft we have accepted delivery of as of June 30, 2007, four aircraft are subject to operating leases, whereas six aircraft were subject to operating leases as of  June 30, 2006.

Depreciation and amortization expense.    Depreciation and amortization expense was $7.4 million in the first half of 2007 compared to $4.8 million in the same period of 2006, an increase of 55.4% as the number of in-service aircraft owned or subject to capital leases increased from 15 as of June 30, 2006 to 24 as of June 30, 2007.

Other expense.    Other expense increased by 45.0% to $11.0 million in the first half of 2007 compared to $7.6 million in same period of 2006. On a per-ASM basis, other expense increased 11.3% to 0.59¢ in the first half of 2007 from 0.53¢ in the same period of 2006 primarily associated with growth and additional administrative requirements as a public company.

Other (Income) Expense

Other (income) expense increased from a net other expense amount of $0.7 million in the first half of 2006 to a net other income amount of $3.6 million in the same period of 2007. This change is primarily attributable to two factors: (1) an increase in net gain on fuel derivatives from $0.6 million in the first half of 2006 to $1.9 million in the same period of 2007 and (2) an increase in interest income from $1.3 million in the first half of 2006 to $4.3 million in the same period of 2007 as a result of increased cash balances.

Income Tax Expense

Income tax expense for the first half of 2007 was $12.4 million as our effective income tax rate for the period was 38.5%.  Prior to our reorganization into a corporation at the time of our initial public offering on December 13, 2006, we did not pay corporate federal income tax at the entity level and therefore, we did not incur any federal income tax for the first half of 2006.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Percent
	2007	2006	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	810,555	535,499	51.4
Revenue passenger miles (RPMs) (thousands)	774,828	563,236	37.6
Available seat miles (ASMs) (thousands)	928,177	703,336	32.0
Load factor	83.5%	80.1%	3.4	pts.
Operating revenue per ASM (cents)	9.58	8.48	13.0
Operating CASM (cents)	8.05	7.79	3.3
Operating CASM, excluding fuel (cents)	4.24	4.02	5.5
Departures	6,962	4,844	43.7
Block hours	16,370	12,360	32.4
Average stage length (miles)	901	983	(8.3)
Average number of operating aircraft during period	26.2	21.0	24.8
Total aircraft in service end of period	27	21	28.6
Full-time equivalent employees at period end	951	739	28.7
Fuel gallons consumed (thousands)	15,864	11,671	35.9
Average fuel cost per gallon	$2.23	$2.27	(1.8)
Scheduled service statistics:
Passengers	753,716	476,174	58.3
Revenue passenger miles (RPMs) (thousands)	708,616	504,635	40.4
Available seat miles (ASMs) (thousands)	833,475	610,294	36.6
Load factor	85.0%	82.7%	2.3	pts
Departures	6,121	4,000	53.0
Block hours	14,680	10,663	37.7
Yield (cents)	9.26	8.88	4.3
Scheduled service revenue per ASM (cents)	7.87	7.34	7.2
Ancillary revenue per ASM (cents)	1.89	1.14	65.8
Total revenue per ASM (cents)	9.77	8.48	15.2
Average fare - scheduled service	$87.06	$94.12	(7.5)
Average fare – ancillary	$20.94	$14.63	43.1
Average fare – total	$108.01	$108.75	(0.7)
Average stage length (miles)	921	1,035	(10.9)
Percent of sales through website during period	86.8%	84.7%	2.1	pts

	Six months ended June 30,		Percent
	2007	2006	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	1,563,794	1,056,823	48.0
Revenue passenger miles (RPMs) (thousands)	1,524,065	1,146,761	32.9
Available seat miles (ASMs) (thousands)	1,860,706	1,439,964	29.2
Load factor	81.9%	79.6%	2.3	pts.
Operating revenue per ASM (cents)	9.31	8.29	12.3
Operating CASM (cents)	7.78	7.43	4.7
Operating CASM, excluding fuel (cents)	4.20	3.90	7.7
Departures	13,729	9,584	43.2
Block hours	32,930	25,223	30.6
Average stage length (miles)	915	1,015	(9.8)
Average number of operating aircraft during period	26.0	20.2	28.7
Total aircraft in service end of period	27	21	28.6
Full-time equivalent employees at period end	951	739	28.7
Fuel gallons consumed (thousands)	31,711	23,953	32.4
Average fuel cost per gallon	$2.10	$2.12	(0.9)
Scheduled service statistics:
Passengers	1,426,556	929,653	53.5
Revenue passenger miles (RPMs) (thousands)	1,350,095	1,000,708	34.9
Available seat miles (ASMs) (thousands)	1,610,616	1,217,847	32.3
Load factor	83.8%	82.2%	1.6	pts
Departures	11,795	7,814	50.9
Block hours	28,527	21,246	34.3
Yield (cents)	9.17	8.74	4.9
Scheduled service revenue per ASM (cents)	7.69	7.19	7.0
Ancillary revenue per ASM (cents)	1.77	1.04	70.2
Total revenue per ASM (cents)	9.46	8.22	15.1
Average fare - scheduled service	$86.82	$94.13	(7.8)
Average fare - ancillary	$20.02	$13.58	47.4
Average fare - total	$106.84	$107.71	(0.8)
Average stage length (miles)	924	1,054	(12.4)
Percent of sales through website during period	87.2%	84.7%	2.5	pts

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments of $147.3 million at December 31, 2006 increased to $197.2 million at June 30, 2007.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit issued to our hotel vendors.

Sources and Uses of Cash.

Operating Activities:  Cash flows provided by operations for the six months ended June 30, 2007 were $51.0 million compared to $30.2 million in the same period 2006.  This increase in cash flows provided by operations in 2007 compared to 2006 is primarily the result of an increase in passenger bookings for future travel and operating income.

Investing Activities:  Cash flows used in investing activities for the six months ended June 30, 2007 were $10.7 million compared to $27.3 million in the same period 2006.  During the six months ended June 30, 2007, we had no purchases of available for sale securities compared to $11.6 million of purchases in the same period 2006.  Other investing activities for the six months ended June 30, 2007 include capital expenditures related to aircraft parts and the purchase of three aircraft  that were previously operating leases partially offset by maturities of available-for-sale securities.

Financing Activities:  Cash flows provided by financing activities for the six months ended June 30, 2007 were $15.3 million compared to $9.6 million used in financing activities in the same period 2006.  Financing activities primarily consist of the proceeds from the public offering of our stock in second quarter 2007 and debt repayments related to aircraft financing and capital lease obligations.  As of June 30, 2007, we had secured debt financing on twelve aircraft and capital lease financing on five aircraft compared to debt financing on ten aircraft and capital lease financing on five aircraft as of June 30, 2006.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of June 30, 2007 and the periods in which payments are due (in thousands):

		Less than			More than
	Total	1 yr	1 to 3 yrs	4 to 5 yrs	5 yrs
Long-term debt obligations	$49,725	$7,123	$26,155	$16,447	$—
Capital lease obligations	27,620	3,000	12,000	12,620	—
Operating lease obligations	21,600	1,201	6,329	3,567	10,503
Total future payments on contractual obligations	$98,945	$11,324	$44,484	$32,634	$10,503

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Orlando, Tampa/St. Petersburg and our new leisure destinations from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended June 30, 2007 and 2006 represented approximately 47.4% and 48.4% of our operating expenses, respectively, and for the six months ended June 30, 2007 and 2006 represented approximately 46.0% and 47.5% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the six and three months ended June 30, 2007, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $3.5 million for the three months ended June 30, 2007, and by approximately $6.7 million for the six months ended June 30, 2007.  To manage the aircraft fuel price risk, we use jet fuel and heating oil option contracts or swap agreements. As of June 30, 2007, we had hedged approximately 20.0% of our projected 2007 fuel requirements. As of the same date, all extant fuel hedge contracts were to settle by the end of December 2007.  The fair value of our fuel derivative contracts as of June 30, 2007 was $0.8 million. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the value of the related commodity derivative instrument  may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $185.8 million at June 30, 2007. We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2007 would have affected interest income from cash and investments by $0.2 million, while there would be no significant impact for the same period in 2006.  For the six months ended June 30, 2007 and 2006, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.4 million and $0.1 million, respectively.

Our long term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of June 30, 2007, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that, other than as set forth below, there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on April 2, 2007.

The addition of our two newly announced leisure destinations may not be successful.

We have recently announced service from a number of small cities to Phoenix-Mesa and Fort Lauderdale.  As we do not have historical data on the performance of these markets as our leisure destinations, we may not be able to profitably operate these routes.

We will serve the Williams Gateway Airport, which is not the principal airport in the Phoenix market. A refusal by passengers to view the Williams Gateway Airport as a reasonable alternative to the Phoenix Sky Harbor International Airport, the main airport serving the Phoenix area, could harm our business and prospects in this market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2006, we consummated the initial public offering of our common stock, $0.001 par value.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-134145) that was declared effective by the Securities and Exchange Commission on December 8, 2006.  The estimated aggregate net proceeds to us from the offering were approximately $94.5 million after deducting underwriting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

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

Item 6.	Exhibits

3 .1	Articles of Incorporation (1)
3 .2	Bylaws of the Company (1)
10.1	Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC. (2)
10.2	Terminalling Agreement dated as of April 10, 2007, between AFH, Inc. and Kinder Morgan Liquid Terminals, LLC. (3)
10.3	Shipper’s Agreement dated as of April 10, 2007 between AFH, Inc. and Central Florida Pipeline, LLC. (3)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32.	Section 1350 Certifications

(1)             Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(2)             Incorporated by reference to Exhibit 10.22 filed with Registration Statement #333-142653 filed by Allegiant Travel Company with the Commission on May 16, 2007.

(3)             Incorporated by reference to Exhibits filed with Post-Effective Amendment No. 1 to Registration Statement #333-142653 filed by Allegiant Travel Company with the Commission on June 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: August 14, 2007	By:	/s/ Linda Marvin
Linda A. Marvin
Principal Financial Officer