Form 10-Q
period 2007-09-30
Allegiant Travel CO
filed 2007-11-13
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 13, 2007 was 20,761,206.

Allegiant Travel Company

Form 10-Q

September 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)

Current assets:
Cash and cash equivalents	$165,808	$130,273
Restricted cash	13,007	8,639
Short-term investments	6,904	5,808
Accounts receivable, net of allowance for doubtful accounts of $- at September 30, 2007 and December 31, 2006	9,986	5,750
Receivable from related parties attributable to tax distribution estimates	—	1,577
Expendable parts, supplies and fuel, net of allowance for obsolescence of $91 and $56 at September 30, 2007 and December 31, 2006 respectively	10,063	3,747
Prepaid expenses	11,075	8,162
Deferred income taxes	—	237
Other current assets	2,226	4,463
Total current assets	219,069	168,656
Property and equipment, net	159,215	131,214
Restricted cash, net of current portion	—	2,570
Investment in and advances to joint venture	2,843	—
Deposits and other assets	8,374	3,286
Total Assets	$389,501	$305,726

Current liabilities:
Current maturities of notes payable	$10,089	$9,869
Current maturities of capital lease obligations	6,122	4,128
Current maturities of notes payable to related party	—	891
Accounts payable	19,045	17,409
Accrued liabilities	7,827	10,248
Air traffic liability	76,738	45,277
Deferred income taxes	300	—
Total current liabilities	120,121	87,822
Non-current liabilities:
Notes payable, net of current maturities	29,193	36,737
Capital lease obligations, net of current maturities	23,668	21,140
Deferred income taxes	10,842	6,556
Total Liabilities	183,824	152,255
Stockholders’ Equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,738,640 shares issued and outstanding as of September 30, 2007 and 19,795,933 shares issued and outstanding as of December 31, 2006	21	20
Additional paid in capital	160,005	134,359
Accumulated other comprehensive (loss) income	(87)	4
Retained earnings	45,738	19,088
Total Stockholders’ Equity	205,677	153,471
Total Liabilities and Stockholders’ Equity	$389,501	$305,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

OPERATING REVENUE:
Scheduled service revenue	$62,274	$44,220	$186,127	$131,729
Fixed fee contract revenue	7,359	8,073	28,240	27,246
Ancillary revenue	15,989	8,618	44,545	21,239
Other revenue	705	—	705	—
Total operating revenue	86,327	60,911	259,617	180,214
OPERATING EXPENSES:
Aircraft fuel	36,628	26,779	103,265	77,661
Salary and benefits	12,693	8,873	36,063	24,901
Station operations	8,186	6,325	25,019	18,674
Maintenance and repairs	5,933	6,757	18,152	14,234
Sales and marketing	3,310	2,202	9,375	6,955
Aircraft lease rentals	817	1,103	2,125	4,277
Depreciation and amortization	4,238	2,854	11,613	7,599
Other	4,979	3,127	16,003	10,730
Total operating expenses	76,784	58,020	221,615	165,031
OPERATING INCOME	9,543	2,891	38,002	15,183

OTHER (INCOME) EXPENSE:
(Gain) loss on fuel derivatives, net	(348)	3,505	(2,252)	2,927
Earnings from joint venture, net	(35)	—	(297)	—
Other expense	—	—	63	—
Interest income	(2,542)	(734)	(6,835)	(2,043)
Interest expense	1,368	1,369	4,137	3,970
Total other (income) expense	(1,557)	4,140	(5,184)	4,854
INCOME (LOSS) BEFORE INCOME TAXES	11,100	(1,249)	43,186	10,329
PROVISION FOR INCOME TAXES	4,085	—	16,448	43
NET INCOME (LOSS)	$7,015	$(1,249)	$26,738	$10,286
Earnings Per Share:
Basic	$0.34	$(0.19)	$1.33	$1.60
Diluted	$0.34	$(0.19)	$1.30	$0.62
Unaudited net income (loss) per share data (1):
Basic pro-forma net income (loss) per share		$(0.13)		$1.01
Diluted pro-forma net income (loss) per share		$(0.13)		$0.39
Weighted average shares outstanding:
Basic	20,472	6,433	20,106	6,433
Diluted	20,783	6,433	20,491	16,703

(1)           Prior to its December 2006 initial public offering, the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma net income (loss) per share reflects income taxes as if the Company were organized as a corporation effective January 1, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$26,738	$10,286

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,613	7,599
(Loss) gain on aircraft and other equipment disposals	(79)	2
Provision for obsolescence of expendable parts, supplies and fuel	39	111
Deferred issuance cost amortization	—	381
Warrant amortization	—	93
Stock compensation expense	704	260
Deferred income taxes	4,802	—
Excess tax benefits from stock option exercises	(1,958)	—
Changes in certain assets and liabilities:
Restricted cash	(1,798)	(3,228)
Accounts receivable	(4,236)	828
Receivable from related parties	1,489	—
Expendable parts, supplies and fuel	(6,355)	(1,365)
Prepaid expenses	(2,913)	808
Other current assets	2,237	(2,397)
Accounts payable	3,594	663
Accrued liabilities	(2,421)	2,637
Air traffic liability	31,461	7,378
Refundable deposits	—	250
Net cash provided by operating activities	62,917	24,306
INVESTING ACTIVITIES:
Purchase of short-term investments	(6,904)	(35,829)
Maturities of short-term investments	5,717	35,140
Purchase of property and equipment	(32,340)	(20,083)
Proceeds from sale of property and equipment	531	—
Investment in joint venture, net	(2,843)	—
(Increase) decrease in lease and equipment deposits	(5,088)	170
Net cash used by investing activities	(40,927)	(20,602)
FINANCING ACTIVITIES:
Distributions to members	—	(4,971)
Excess tax benefits from stock option exercises	1,958	—
Proceeds from exercise of stock options	741	—
Proceeds from issuance of common stock, net	22,265	—
Principal payments on notes payable	(7,324)	(5,060)
Principal payments on related party notes payable	(891)	(845)
Principal payments on capital lease obligations	(3,204)	(2,232)
Net cash provided by (used in) by financing activities	13,545	(13,108)
Net change in cash and cash equivalents	35,535	(9,404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,273	21,259
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165,808	$11,855
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payment for interest, net of capitalized interest	$2,601	$3,022
Cash payment for taxes	$12,843	$43
Note payable issued for aircraft and equipment	$—	$10,602
Acquisition of aircraft under capital lease	$7,726	$—

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

Note 2 – Newly Issued Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.  This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurements, is also adopted. The Company is currently evaluating the impact adoption of SFAS 159 may have on its consolidated financial statements.

Note 3 – Stock-Based Compensation

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

Note 4 – Income Taxes

For the three and nine months ended September 30, 2007, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company’s financial condition or results of operation as a result of implementing FIN 48.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There is no significant accrued interest at September 30, 2007.  No penalties were accrued at September 30, 2007.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of its shareholders.  In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company’s initial public offering.  Under these previous structures, the Company did not pay federal income tax at the entity level on its taxable income for these periods.  Instead, the members of the limited liability company or stockholders of the Subchapter S corporation were liable for income tax on the taxable income as it affected their tax returns.  The Company was also subject to tax at the entity level in certain states in which it operates.  Deferred income taxes, to which the Company was subject under these previous structures, were not material.

The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2004.  Various state and local tax returns remain open to examination.  The Company believes that any potential assessment resulting from such examinations would be immaterial.

Note 5 – Stockholders’ Equity

On December 13, 2006, simultaneously with the Company’s initial public offering, certain of the Company’s shareholders sold 1,750,000 shares of common stock to Par Investment Partners, L.P. (“PAR”). At that time, the Company agreed to register the shares purchased by PAR for resale. A registration statement for these shares was declared effective on April 26, 2007.

On May 24, 2007, the Company sold 155,714 shares in a public offering.  In conjunction with the public offering, on June 13, 2007, the underwriters exercised their overallotment option to purchase an additional 592,000 shares from the Company.  The Company received approximately $22,300 in net proceeds from the sale of these shares.

Note 6 – Earnings Per Share

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$7,015	$(1,249)	$26,738	$10,286
Denominator:
Weighted-average shares outstanding	20,471,870	6,433,333	20,106,157	6,433,333
Weighted-average effect of dilutive securities:
Redeemable convertible preferred shares	—	—	—	9,885,000
Employee stock options	122,784	—	195,082	274,301
Stock purchase warrants	139,157	—	139,823	110,726
Restricted stock	49,000	—	49,521	—
Adjusted weighted-average shares outstanding, diluted	20,782,811	6,433,333	20,490,583	16,703,360
Net income (loss) per share, basic	$0.34	$(0.19)	$1.33	$1.60
Net income (loss) per share, diluted	$0.34	$(0.19)	$1.30	$0.62

Note 7 – Long-Term Debt

Long-term debt, including capital lease obligations, consists of the  following:

	As of September 30,	As of December 31,
	2007	2006

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$17,032	$20,736
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	14,685	16,332
Notes payable, secured by aircraft, interest at 8%, due June 2011	6,444	7,517
Note payable, secured by aircraft, interest at 9%, due July 2008	1,055	1,939
Note payable to related party, secured by various assets, interest at 8%	—	891
Other notes payable	66	82
Capital lease obligations	29,790	25,268
Total long-term debt	69,072	72,765
Less current maturities	(16,211)	(14,888)
Long-term debt, net of current maturities	$52,861	$57,877

Note 8 – Financial Instruments and Risk Management:  Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 47.7% and 46.2% of the Company’s operating expenses for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007 and 2006, aircraft fuel represented approximately 46.6% and 47.1%, respectively, of the Company’s operating expenses.  The Company endeavors to acquire jet fuel at the lowest possible cost. To manage a portion of the aircraft fuel price risk, the Company uses jet fuel and heating oil option contracts or swap agreements. The Company does not purchase or hold derivative financial instruments for trading purposes.

The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to gains of $348 and losses of $3,505 for the three months ended September 30, 2007 and 2006, respectively, and gains of $2,252 and losses of  $2,927 for the nine months ended September 30, 2007 and 2006, respectively, were recorded as a “(Gain) loss on fuel derivatives, net” within Other income (expense) in the accompanying condensed consolidated statements of operations.  These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  The fair value of hedge contracts amounted to $423 and ($1,622) as of September 30, 2007 and December 31, 2006, respectively, and was recorded in “Other current assets” or “Accrued liabilities” in the accompanying condensed consolidated balance sheets.

As of September 30, 2007, the Company had derivative instruments on approximately 9.0% of its projected fuel consumption for the remainder of 2007.

Note 9 – Commitments and Contingencies

AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport.  The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers.  In addition, AFH, Inc. is responsible for the administrative functions for the joint venture.  AFH, Inc.’s proportionate allocation of earnings from this joint venture is reported in the Company’s condensed consolidated statements of operations in Other income (expense).

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

Note 10 – Subsequent Events

In November 2007, the Company entered into an agreement for the purchase of four MD-88 aircraft with seller financing for delivery through the first quarter of 2008.  The closings are subject to customary conditions.

In October 2007, the Company entered into a forward purchase agreement for two MD-82 aircraft currently operated by the Company under an operating lease.  The purchases are expected to be effective in July 2008 and are subject to customary closing conditions.  In addition, the Company purchased one engine and one MD-83 aircraft during October with the purchase price paid in cash.

In October 2007, the Company entered into an Air Transportation Charter Agreement with a subsidiary of Harrah’s Entertainment.  The Company is to provide charter services for Harrah’s to and from Tunica, Mississippi, Gulfport/Biloxi, Mississippi, New Orleans, Louisiana, Shreveport, Lousiana, St. Louis, Missouri and Council Bluffs, Iowa.  The Company will devote two of its aircraft to the operations under the Agreement and Harrah’s will guarantee a minimum amount of flying during the two-year term of the Agreement.  Service under the Agreement will begin in January 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ending September 30, 2007 and 2006. Also discussed is our financial position as of September 30, 2007 and December 31, 2006. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2006.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We provide service primarily to Las Vegas (Nevada), Orlando (Florida), and Tampa/St. Petersburg (Florida), three of the largest and most popular leisure destinations in the United States.  In addition, in October 2007, we began service to Phoenix-Mesa (Arizona) and will commence service in November 2007 to Ft. Lauderdale (Florida), two other popular leisure destinations in the United States.  We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. which we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boomer generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in more than 300 print circulations.

As an adjunct to our scheduled service business, we also fly charter (“fixed fee”) services, both on a long-term contract basis (primarily for Harrah’s Entertainment Inc.) and on an on-demand ad-hoc basis.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	September 30, 2007			December 31, 2006			September 30, 2006
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83s	22	4	26	22	0	22	16	3	19
MD87s	3	0	3	0	2	2	0	2	2
Total	25	4	29	22	2	24	16	5	21

(a) Aircraft owned includes five aircraft subject to capital leases.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into world-class leisure destinations from small cities. As of September 30, 2007, we offered scheduled service from 53 small cities primarily into Las Vegas, Orlando and Tampa/St. Petersburg including seasonal service. The following shows the number of destinations and small cities served as of the dates indicated:

	As of September 30, 2007	As of December 31, 2006
Destinations	3	3
Small Cities	53	47

Results of Operations

Comparison of three months ended September 30, 2007 to three months ended September 30, 2006

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	42.4	44.0
Salary and benefits	14.7	14.6
Station operations	9.5	10.4
Maintenance and repairs	6.9	11.1
Sales and marketing	3.8	3.6
Aircraft lease rentals	0.9	1.8
Depreciation and amortization	4.9	4.7
Other	5.8	5.1
Total operating expenses	88.9%	95.3%

We recorded total operating revenue of $86.3 million, income from operations of $9.5 million and net income of $7.0 million for third quarter of 2007. By comparison, for the same period in 2006, we recorded total operating revenue of $60.9 million, income from operations of $2.9 million and net loss of $1.2 million.

As of September 30, 2007, we had a fleet of 29 aircraft in service, compared with a fleet of 21 aircraft in service as of September 30, 2006. The growth of our fleet enabled a 31.0% increase in available seat miles (“ASMs”) for third quarter 2007 compared to the same period in 2006 as departures increased by 36.0% and average stage length decreased by 3.6%.

Substantially all of our ASM growth in the third quarter of 2007 compared to the same period of 2006 was in scheduled service which represented 89.5% of total ASMs in third quarter of 2007 compared to 86.7% in the same period of 2006.  Scheduled service ASMs increased 35.2% while other flying (including fixed fee and non-revenue) ASMs increased 4.0% .

Operating Revenue

Our operating revenue increased 41.7%, or $25.4 million, to $86.3 million in third quarter 2007 from $60.9 million in the same period of 2006. This was driven by a 41.2% increase in revenue passenger miles (“RPMs”) and a 8.1% increase in revenue per ASM (“RASM”).  In addition, we generated other revenue of $0.7 million from lease revenue related to the purchase of eight engines in the third quarter on lease to another operator.  The engines were returned to us after the end of the quarter and we currently project no further lease revenue beyond October.

Scheduled service revenues.    Scheduled service revenues increased 40.8%, or $18.1 million, to $62.3 million in third quarter 2007 from $44.2 million in the same period of 2006 due to a 45.6% increase in scheduled service RPMs. Yield declined 3.3% year-over-year in the third quarter of 2007 due to the dilutive effect of introductory pricing on new routes offset in part by a 6.5% shorter scheduled stage length.  During the third quarter 2007, we started four new routes to Las Vegas.  The decrease in average stage length coupled with an increase in load factor of 6.2 percentage points resulted in a 4.2% year-over-year increase in scheduled service RASM from 7.32¢ to 7.63¢.

Fixed fee contract revenues.    Fixed fee contract revenues were $7.4 million in third quarter 2007 compared to $8.1 million in the same period of 2006.  The decrease of 8.8% for the third quarter 2007 compared to the same period in 2006 is primarily a result of a short term contract that ended in August 2006.

Ancillary revenue.    Ancillary revenue increased 85.5% to $16.0 million in third quarter 2007 up from $8.6 million in the same period of 2006. The increase in ancillary revenue was due to a 56.6% increase in scheduled service passengers and a 18.5% increase in ancillary revenue per passenger from $17.99 to $21.31 due primarily to the sale of new products.

Operating Expenses

Our operating expenses increased by 32.3%, or $18.8 million, to $76.8 million in third quarter 2007 up from $58.0 million during the same period in 2006.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM (“CASM”), for the indicated periods. In addition, the table presents CASM, excluding fuel, which represents operating expenses, less aircraft fuel, divided by available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and are therefore beyond our control.

	Three Months Ended September 30,				Percentage
	2007		2006		Change
Aircraft fuel	4.01	¢	3.85	¢	4.2%
Salary and benefits	1.39		1.27		9.5
Station operations	0.90		0.91		(1.1)
Maintenance and repairs	0.65		0.97		(33.0)
Sales and marketing	0.36		0.32		12.5
Aircraft lease rentals	0.09		0.16		(43.8)
Depreciation and amortization	0.46		0.41		12.2
Other	0.55		0.45		22.2
Operating CASM	8.41	¢	8.33	¢	1.0%
Operating CASM, excluding fuel	4.40	¢	4.49	¢	(2.0)%

Aircraft fuel expense.    Aircraft fuel expense increased 36.8%, or $9.9 million, to $36.6 million in third quarter 2007 up from $26.8 million in the same period of 2006. This change was due to a 35.1% increase in gallons consumed and a 1.3% increase in the average cost per gallon to $2.32 per gallon during third quarter 2007 compared to $2.29 in the same period of 2006.

Salary and benefits expense.    Salary and benefits expense increased 43.1% to $12.7 million in third quarter 2007 up from $8.9 million in the same period of 2006. This increase is largely attributable to a 31.5% increase in full-time equivalent employees to support our system growth.  We employed 1,035 full-time equivalent employees as of September 30, 2007, compared to 787 full-time equivalent employees as of September 30, 2006.

Station operations expense.    Station operations expense increased 29.4%, or $1.9 million, to $8.2 million in third quarter 2007 compared to $6.3 million in the same period of 2006. The percentage increase in station operations expense lagged the 36.0% increase in departures as station expense per departure decreased by 4.8%.  Reduced station expense per departure is consistent with a reduced proportion of fixed-fee flying, as scheduled service station expense per departure is typically lower than fixed fee flying.

Maintenance and repairs expense.    Maintenance and repairs expense decreased by 12.2%, or $0.8 million, to $5.9 million in third quarter 2007 down from $6.8 million in the same period of 2006.  The decrease is largely attributable to having no unplanned engine overhauls during the third quarter of 2007 compared with two engine overhauls in the third quarter 2006.  In addition, there were heavy maintenance checks on five aircraft in third quarter of 2007 compared to six heavy maintenance checks in the same period of 2006.  Maintenance and repairs CASM decreased 33.0%, due to the lower expense in 2007 and the growth in ASMs.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.    Sales and marketing expense increased 50.3%, or $1.1 million, to $3.3 million in third quarter 2007 compared to $2.2 million in the same period of 2006. This resulted in an increase on a CASM basis of 12.5%.  This increase is primarily due to an increase in advertising and credit card discount fees associated with the 40.8% increase in scheduled service revenue in third quarter 2007 compared to the same period in 2006.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 25.9% to $0.8 million in the third quarter of 2007 down from $1.1 million in the same period of 2006 primarily due to an increase in the percentage of owned versus leased aircraft.  Of the 32 aircraft that had been delivered to us as of September 30, 2007, four aircraft are subject to operating leases, whereas five aircraft were subject to operating leases as of September 30, 2006.

Depreciation and amortization expense.    Depreciation and amortization expense was $4.2 million in third quarter 2007 compared to $2.9 million in the same period of 2006, an increase of 48.5% as the number of in-service aircraft owned or subject to capital lease increased from 16 as of September 30, 2006 to 25 as of September 30, 2007.

Other expense.    Other expense increased by 59.2% to $5.0 million in third quarter 2007 compared to $3.1 million in same period of 2006 primarily due to growth and the additional administrative requirements resulting from being a public company.

Other (Income) Expense

Other (income) expense increased from a net other expense amount of $4.1 million in third quarter 2006 to a net other income amount of $1.6 million in the same period of 2007.  This change is primarily attributable to two factors: (1) a net loss on fuel derivatives of $3.5 million in the third quarter 2006 compared to a net gain on fuel derivatives of $0.3 million in the same period of 2007 and (2) an increase in interest income from $0.7 million in third quarter 2006 to $2.5 million in the same period of 2007 as a result of increased cash balances.

Income Tax Expense

Income tax expense for the third quarter of 2007 was $4.1 million as our effective income tax rate for the period was approximately 36.8%.  Prior to our reorganization into a corporation at the time of our initial public offering on December 13, 2006, we operated as an LLC and we did not pay corporate federal income tax at the entity level and therefore, we did not incur any federal income tax for the third quarter of 2006.

Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	39.8	43.1
Salary and benefits	13.9	13.8
Station operations	9.6	10.4
Maintenance and repairs	7.0	7.9
Sales and marketing	3.6	3.9
Aircraft lease rentals	0.8	2.4
Depreciation and amortization	4.5	4.2
Other	6.2	6.0
Total operating expenses	85.4%	91.6%

We recorded total operating revenue of $259.6 million, income from operations of $38.0 million and net income of $26.7 million for the first nine months of 2007. By comparison, for the same period in 2006, we recorded total operating revenue of $180.2 million, income from operations of $15.2 million and net income of $10.3 million.

As of September 30, 2007, we had a fleet of 29 aircraft in service, compared with a fleet of 21 aircraft in service as of September 30, 2006. The growth of our fleet enabled a 29.8% increase in ASMs for the first nine months of 2007 compared to the same period in 2006 as departures increased by 40.8% and average stage length decreased by 7.8%.

Compared to the first nine months of 2006, scheduled service ASMs increased by 33.2% in the first nine months of 2007 and other flying (including fixed fee and non-revenue) increased 10.1%.

Operating Revenue

Our operating revenue increased 44.1%, or $79.4 million, to $259.6 million in the first nine months of 2007 from $180.2 million in the same period of 2006. This was driven by a 35.6% increase in RPMs and a 10.9% increase in RASM.

Scheduled service revenue.  Scheduled service revenues increased 41.3%, or $54.4 million, to $186.1 million in the first nine months of 2007 from $131.7 million in the same period of 2006 due to a 38.4% increase in scheduled service RPMs. Yield increased 2.0% from 8.88¢ for the first nine months of 2006 to 9.06¢ for the same period of 2007, due to a 10.4% shorter scheduled stage length offset by the dilutive effect of introductory pricing on new routes.  During the first nine months of 2007, we started 12 new routes to Las Vegas, six new routes to Orlando, four new routes to Tampa/St. Petersburg and two other new routes.  The decrease in average stage length coupled with an increase in load factor of 3.1 percentage points resulted in a 6.1% year-over-year increase in scheduled service RASM from 7.23¢ to 7.67¢.

Fixed fee contract revenue.  Fixed fee contract revenues increased 3.7% to $28.2 million in the first nine months of 2007 up from $27.2 million for the same period of the prior year.  Fixed fee revenues increased principally because of increased flying for Harrah’s during the first nine months of 2007.

Ancillary revenue.  Ancillary revenues increased 109.7% to $44.5 million in the first nine months of 2007 up from $21.2 million in the same period of 2006. The increase in ancillary revenue was due to a 54.5% increase in scheduled service passengers and a 35.7% increase in ancillary revenue per passenger from $15.08 to $20.46 due primarily to the sale of several new products.

Operating Expenses

Our operating expenses increased by 34.3%, or $56.6 million, to $221.6 million in the first nine months of 2007 up from $165.0 million during the same period in 2006.

The following table presents our unit costs, CASM, for the indicated periods:

	Nine Months Ended September 30,				Percentage
	2007		2006		Change
Aircraft fuel	3.72	¢	3.64	¢	2.2%
Salary and benefits	1.30		1.17		11.1
Station operations	0.90		0.86		4.7
Maintenance and repairs	0.65		0.67		(3.0)
Sales and marketing	0.34		0.33		3.0
Aircraft lease rentals	0.08		0.20		(60.0)
Depreciation and amortization	0.42		0.36		16.7
Other	0.58		0.50		16.0
Operating CASM	7.99	¢	7.73	¢	3.4%
Operating CASM, excluding fuel	4.27	¢	4.09	¢	4.4%

Aircraft fuel expense  Aircraft fuel expense increased 33.0%, or $25.6 million, to $103.3 million in the first nine months of 2007 up from $77.7 million in the same period of 2006. This change was primarily due to a 33.3% increase in gallons consumed.  The average cost per gallon was $2.17 per gallon during the first nine months of 2007 compared to $2.18 in the same period of 2006.

Salary and benefits expense.    Salary and benefits expense increased 44.8% to $36.1 million in the first nine months of 2007 up from $24.9 million in the same period of 2006. This increase is largely attributable to a 31.5% increase in full-time equivalent employees to support our growth along with a wage scale increase for flight operations employees granted during the fourth quarter of 2006.  We employed 1,035 full-time equivalent employees as of September 30, 2007, compared to 787 full-time equivalent employees as of September 30, 2006.

Station operations expense.    Station operations expense increased 34.0%, or $6.3 million, to $25.0 million in the first nine months of 2007 compared to $18.7 million in the same period of 2006. The percentage increase in station operations expense lagged the 40.8% increase in departures as station expense per departure decreased by 4.9%.  However, the decrease in year-over-year average stage length resulted in year-over-year station operations expenses increasing by 4.7% on a CASM basis.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 27.5%, or $3.9 million, to $18.2 million in the first nine months of 2007 up from $14.2 million in the same period of 2006.  This increase resulted from an increase in normal routine maintenance expenditures from growth of our fleet as we had one planned heavy engine overhaul performed during the first nine months of 2006 compared to two planned heavy engine overhauls performed during the same period of 2007.  Additionally, the maintenance and repairs expense for the first nine months of 2007 included a $0.3 million deductible for a gear-up landing during the first quarter at Orlando Sanford International Airport.  Maintenance and repairs CASM declined 3.0% as certain maintenance expenses were spread over a larger base of ASMs.

Sales and marketing expense.    Sales and marketing expense increased 34.8%, or $2.4 million, to $9.4 million in the first nine months of 2007 compared to $7.0 million in the same period of 2006. On a CASM basis, sales and marketing expense remained relatively constant from the first nine months of 2006.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 50.3% to $2.1 million in the first nine months of 2007 down from $4.3 million in the same period of 2006 primarily due to an increase in the percentage of owned versus leased aircraft.

Depreciation and amortization expense.    Depreciation and amortization expense was $11.6 million in the first nine months of 2007 compared to $7.6 million in the same period of 2006, an increase of 52.8% as the number of in-service aircraft owned or subject to capital leases increased from 16 as of September 30, 2006 to 25 as of September 30, 2007.

Other expense.    Other expense increased by 49.1% to $16.0 million in the first nine months of 2007 compared to $10.7 million in same period of 2006 primarily due to growth and the additional administrative requirements resulting from being a public company.

Other (Income) Expense

Other (income) expense increased from a net other expense amount of $4.9 million in the first nine months of 2006 to a net other income amount of $5.2 million in the same period of 2007. This change is primarily attributable to two factors: (1) a loss on fuel derivatives of $2.9 million in the first nine months of 2006 compared to a gain on fuel derivatives of $2.3 million in the same period of 2007 and (2) an increase in interest income from $2.0 million in the first nine months of 2006 to $6.8 million in the same period of 2007 as a result of increased cash balances.

Income Tax Expense

Income tax expense for the first nine months of 2007 was $16.4 million as our effective income tax rate for the period was 38.1%.  Prior to our reorganization into a corporation at the time of our initial public offering on December 13, 2006, we did not pay corporate federal income tax at the entity level and therefore, we did not incur any federal income tax for the first nine months of 2006.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Percent
	2007	2006	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	805,878	543,028	48.4
Revenue passenger miles (RPMs) (thousands)	767,930	543,842	41.2
Available seat miles (ASMs) (thousands)	912,496	696,345	31.0
Load factor	84.2%	78.1%	6.1	pts.
Operating revenue per ASM (cents)	9.46	8.75	8.1
Operating CASM (cents)	8.41	8.33	1.0
Operating CASM, excluding fuel (cents)	4.40	4.49	(2.0)
Departures	6,867	5,048	36.0
Block hours	15,956	12,231	30.5
Average stage length (miles)	898	932	(3.6)
Average number of operating aircraft during period	28.8	21.0	37.1
Total aircraft in service end of period	29	21	38.1
Full-time equivalent employees at period end	1,035	787	31.5
Fuel gallons consumed (thousands)	15,812	11,705	35.1
Average fuel cost per gallon	$2.32	$2.29	1.3
Scheduled service statistics:
Passengers	750,170	479,085	56.6
Revenue passenger miles (RPMs) (thousands)	703,442	483,194	45.6
Available seat miles (ASMs) (thousands)	816,408	603,970	35.2
Load factor	86.2%	80.0%	6.2	pts.
Departures	6,000	4,153	44.5
Block hours	14,245	10,530	35.3
Yield (cents)	8.85	9.15	(3.3)
Scheduled service revenue per ASM (cents)	7.63	7.32	4.2
Ancillary revenue per ASM (cents)	1.96	1.43	37.1
Total revenue per ASM (cents)	9.59	8.75	9.6
Average fare - scheduled service	$83.02	$92.30	(10.1)
Average fare – ancillary	$21.31	$17.99	18.5
Average fare – total	$104.33	$110.29	(5.4)
Average stage length (miles)	920	984	(6.5)
Percent of sales through website during period	85.8%	84.5%	1.3	pts.

	Nine months ended September 30,		Percent
	2007	2006	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	2,369,672	1,599,851	48.1
Revenue passenger miles (RPMs) (thousands)	2,291,995	1,690,603	35.6
Available seat miles (ASMs) (thousands)	2,773,203	2,136,203	29.8
Load factor	82.6%	79.1%	3.5	pts.
Operating revenue per ASM (cents)	9.36	8.44	10.9
Operating CASM (cents)	7.99	7.73	3.4
Operating CASM, excluding fuel (cents)	4.27	4.09	4.4
Departures	20,596	14,632	40.8
Block hours	48,886	37,454	30.5
Average stage length (miles)	909	986	(7.8)
Average number of operating aircraft during period	27.0	20.4	32.4
Total aircraft in service end of period	29	21	38.1
Full-time equivalent employees at period end	1,035	787	31.5
Fuel gallons consumed (thousands)	47,523	35,658	33.3
Average fuel cost per gallon	$2.17	$2.18	(0.5)
Scheduled service statistics:
Passengers	2,176,726	1,408,738	54.5
Revenue passenger miles (RPMs) (thousands)	2,053,537	1,483,902	38.4
Available seat miles (ASMs) (thousands)	2,427,024	1,821,817	33.2
Load factor	84.6%	81.5%	3.1	pts.
Departures	17,795	11,967	48.7
Block hours	42,772	31,776	34.6
Yield (cents)	9.06	8.88	2.0
Scheduled service revenue per ASM (cents)	7.66	7.23	5.9
Ancillary revenue per ASM (cents)	1.84	1.17	57.3
Total revenue per ASM (cents)	9.50	8.40	13.1
Average fare - scheduled service	$85.51	$93.50	(8.5)
Average fare - ancillary	$20.46	$15.08	35.7
Average fare - total	$105.97	$108.59	(2.4)
Average stage length (miles)	923	1,030	(10.4)
Percent of sales through website during period	86.7%	84.8%	1.9	pts.

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments of $144.7 million at December 31, 2006 increased to $185.7 million at September 30, 2007.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit issued to our hotel vendors, airports and certain other parties.

Sources and Uses of Cash.

Operating Activities:  Cash flows provided by operations for the nine months ended September 30, 2007 were $62.9 million compared to $24.3 million in the same period 2006.  This increase in cash flows provided by operations in 2007 compared to 2006 is primarily the result of an increase in passenger bookings for future travel and operating income.

Investing Activities:  Cash flows used in investing activities for the nine months ended September 30, 2007 were $40.9 million compared to $20.6 million in the same period 2006.  During the nine months ended September 30, 2007, we had $32.3 million of purchases of property and equipment compared to $20.1 million of purchases in the same period of 2006.  The purchases in 2007 include an equipment package made up of eight engines and one airframe (which we do not intend to operate), three aircraft previously under operating leases, and aircraft parts.  In addition, aircraft lease and equipment deposits increased by $5.1 million during the nine months ended September 30, 2007, compared to the decrease of $0.1 million in the same period of 2006.

Financing Activities:  Cash flows provided by financing activities for the nine months ended September 30, 2007 were $13.5 million compared to $13.1 million used in financing activities in the same period 2006.  Financing activities primarily consist of the proceeds from the public offering of our stock in second quarter 2007 and debt repayments related to aircraft financing and capital lease obligations.  As of September 30, 2007, we had secured debt financing on 12 aircraft and capital lease financing on seven aircraft compared to debt financing on 11 aircraft and capital lease financing on five aircraft as of September 30, 2006.  The seven aircraft under capital lease financing include two aircraft purchased during the third quarter that were not in revenue service as of September 30, 2007.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of September 30, 2007 and the periods in which payments are due (in thousands):

		Less than			More than
	Total	1 yr	1 to 3 yrs	4 to 5 yrs	5 yrs
Long-term debt obligations	$46,164	$3,562	$26,155	$16,447	$—
Capital lease obligations	34,814	2,055	16,400	16,360	—
Operating lease obligations	28,762	2,075	8,214	6,178	12,295
Total future payments on contractual obligations	$109,741	$7,692	$50,769	$38,985	$12,295

(1)          Long-term debt obligations include scheduled interest payments.

(2)          Operating lease obligations include aircraft operating leases and leases of airport station property and office space.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.  There has been no material change to these policies for the nine months ended September 30, 2007.

Recent Accounting Pronouncements

See related disclosure at “Item 1 – Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 2 – Newly Issued Accounting Pronouncements.”

Special Note about Forward-Looking Statements

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Orlando, Tampa/St. Petersburg, Phoenix-Mesa and Ft. Lauderdale from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and nine months ended September 30, 2007 and 2006 exceeded 46.0%.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2007, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $3.7 million for the three months ended September 30, 2007, and by approximately $10.3 million for the nine months ended September 30, 2007.  To manage a portion of the aircraft fuel price risk, we use jet fuel and heating oil option contracts or swap agreements. As of September 30, 2007, we had hedged approximately 9% of our projected 2007 fuel requirements. As of the same date, all extant fuel hedge contracts were to settle by the end of January 2008.  The fair value of our fuel derivative contracts as of September 30, 2007 was $0.4 million. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the value of the related commodity derivative instrument  may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $165.8 million, and short term investments of $6.9 million at September 30, 2007. We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2007 would have affected interest income from cash and investments by $0.2 million, while there would have been no significant impact for the same period in 2006.  For the nine months ended September 30, 2007 and 2006, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.7 million and $0.2 million, respectively.

Our long term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of September 30, 2007, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Phoenix, we serve the Phoenix-Mesa Gateway Airport, which is not the principal airport in the Phoenix market.  A refusal by passengers to view the Phoenix-Mesa Gateway Airport as a reasonable alternative to the Phoenix Sky Harbor International Airport, the main airport serving the Phoenix area, could harm our business and prospects in this market.

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

Approximately $0.9 million of the proceeds have been applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.  As of September 30, 2007, we have used $32.3 million of the proceeds of our initial public offering for capital expenditures.

Item 6.	Exhibits

3 .1	Articles of Incorporation (1)
3 .2	Bylaws of the Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32.	Section 1350 Certifications

(1)      Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission on July 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: November 13, 2007	By:	/s/ Andrew C. Levy
Andrew Levy
Principal Financial Officer