Form 10-K
period 2007-12-31
Allegiant Travel CO
filed 2008-03-11
CIK 1362468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33166

ALLEGIANT TRAVEL COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-4745737 (I.R.S. Employer Identification No.)
3301 N. Buffalo, Suite B-9 Las Vegas, Nevada (Address of Principal Executive Offices)	89129 (Zip Code)
Registrant's telephone number, including area code: (702) 851-7300
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Nasdaq Global Select Market

          Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates of the registrant as of March 1, 2008, was approximately $374,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on February 29, 2008. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          The number of shares of the registrant's Common Stock outstanding as of the close of business on March 1, 2008 was 20,384,761.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting to be held on May 16, 2008, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 88

ALLEGIANT TRAVEL COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
1A	Risk Factors	16
1B	Unresolved Staff Comments	29
2	Properties	29
3	Legal Proceedings	31
4	Submission of Matters to a Vote of Security Holders	31
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
6	Selected Financial Data	35
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
7A	Quantitative and Qualitative Disclosures about Market Risk	52
8	Financial Statements and Supplementary Data	53
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
9A	Controls and Procedures	83
9B	Other Information	84
	PART III
10	Directors, Executive Officers and Corporate Governance	84
11	Executive Compensation	84
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
13	Certain Relationships and Related Transactions, and Director Independence	84
14	Principal Accountant Fees and Services	84
	PART IV
15	Exhibits and Financial Statement Schedules	85
	Signatures	87

i

PART I

Item 1.    Business

Business Overview

        We are a leisure travel company focused on linking travelers in small cities to leisure destinations such as Las Vegas, Nevada, Phoenix, Arizona, Ft. Lauderdale, Florida, Orlando, Florida and Tampa/St. Petersburg, Florida. We operate a low-cost passenger airline marketed to leisure travelers in small cities, allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. Our route network, pricing philosophy, advertising and diversified product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

        Our business model provides for diversified revenue streams, which we believe distinguishes us from other U.S. airlines and other travel companies:

  •
  Scheduled service revenue currently consists of limited frequency nonstop flights between our leisure destinations and our small city markets.

  •
  Fixed fee contract revenue consists largely of fixed fee flying agreements with affiliates of Harrah's Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to affiliates of Harrah's Entertainment Inc. and others.

  •
  Ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items sold in conjunction with our scheduled air service.

        Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to leisure destinations. We currently provide service primarily to Las Vegas, Nevada, Phoenix, Arizona, Ft. Lauderdale, Florida, Orlando, Florida and Tampa/St. Petersburg, Florida. We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. which we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boom generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in more than 300 print circulations.

        Our business strategy has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline industry. We have consciously developed a different business model:

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

        Our business model has allowed us to grow rapidly and to achieve attractive rates of profitability, even during the present climate of high fuel costs.

        We currently have fixed fee flying contracts with three separate subsidiaries of Harrah's Entertainment Inc., which collectively accounted for 6.5% of our total revenues in 2007, 8.2% of our total revenues in 2006, and 14.9% of total revenues in 2005. Under a contract signed in October 2007, we began flying for our third subsidiary of Harrah's Entertainment Inc. in January 2008.

Our Competitive Strengths

        We have developed a unique business model that focuses on leisure travelers in small cities. We believe the following strengths allow us to maintain a competitive advantage in the markets we serve:

        Focus on Linking Small Cities to Leisure Destinations.    As of February 1, 2008, we provide nonstop low fare scheduled air service from 53 small cities (including seasonal service) primarily to the leisure destinations of Las Vegas, Nevada, Phoenix, Arizona, Ft. Lauderdale, Florida, Orlando, Florida, and Tampa/St. Petersburg, Florida. Generally, when we enter a new market, we introduce nonstop service to our leisure destinations which previously did not exist. We believe this nonstop service, combined with our pricing philosophy and premier leisure company relationships, makes it attractive for leisure travelers to purchase air travel and related services from us. We selected Las Vegas, Orlando, and Tampa/St. Petersburg as our initial destination cities to capitalize on the popularity and promotion of these markets as leisure destinations. We expect to benefit from the strong projected growth of tourist visits to these markets. We commenced service to Ft. Lauderdale and Phoenix in the fourth quarter of 2007 and believe these destination cities will also be attractive leisure destinations for our small city markets.

        By focusing on underserved small cities, we believe we avoid the overcapacity and intense competition presently seen in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares, cumbersome connections and long drives to major airports to reach our leisure destinations before the introduction of our service. In 95 of our 103 routes as of February 1, 2008, we are the only carrier providing nonstop service. As a result, we believe we stimulate new traffic. Based on published data from the U.S. Department of Transportation ("DOT"), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic after we have begun service for new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers or LCCs, which have tended to focus on larger markets.

        Low Operating Costs.    We believe low costs are essential to competitive success in the airline industry today. Our operating expense per available seat mile or "CASM" was 8.19¢ and 7.69¢ for the years ended December 31, 2007 and 2006, respectively. Our CASM for 2007 increased only 6.5% over the prior year despite significantly higher fuel costs. Excluding the cost of fuel, our CASM was 4.25¢ for 2007 and 4.15¢ for 2006.

        Our low operating costs are the result of our focus on the following:

  •
  Cost-Driven Schedule.  We design our flight schedule to concentrate most of our aircraft each night in our crew bases. This concentration allows us to better utilize our personnel, airport facilities, aircraft, spare parts inventories, and other assets. We are able to do this because we believe leisure travelers are generally less concerned about departure and arrival times than business travelers. Therefore, we are able to schedule flights at times that permit us to concentrate our aircraft and optimize our efficiency.

  •
  Low Aircraft Ownership Costs.  We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs. As of February 1, 2008, we operate one fleet type consisting of 35 MD80 series aircraft. Used MD80 series equipment is widely available today, and we believe the ownership cost of the used MD80s sought by us are more than 80% lower than comparably sized new Airbus A320 and Boeing 737 aircraft. While used MD80 aircraft are less fuel efficient than new aircraft, we believe the ownership cost advantages of MD80s currently outweigh the operating cost savings of new equipment. By limiting the types of aircraft we operate we are able to reduce costs since maintenance issues are simplified, spare parts inventory requirements are reduced, scheduling is more efficient and training costs are lower. Flying fewer types of aircraft also allows our employees to become highly knowledgeable about those aircraft, thereby increasing their efficiency and productivity. While we continually review our fleet composition, any decision to introduce a new or replacement fleet type will be made only after carefully weighing the performance and profitability benefits of doing so against the cost benefits of maintaining simplified operations.

  •
  Highly Productive Workforce.  We believe we have one of the most productive workforces in the U.S. airline industry with approximately 34 full-time equivalent employees per operating aircraft as of February 1, 2008. We believe this compares favorably with the same ratio for other airlines based on recent publicly available industry data for other airlines. Our high level of employee productivity is created by fleet commonality, fewer unproductive labor work rules, cost-driven scheduling, and the effective use of automation and part-time employees. Additionally, our highly integrated automation system allows us to minimize corporate overhead functions. We benefit from a motivated, enthusiastic workforce committed to high standards of friendly and reliable service. We invest a significant amount of time and resources into carefully developing our training practices and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

  •
  Simple Product.  We believe offering a simple product is critical to achieving low operating costs. As such, we sell only nonstop flights; we do not code-share or interline with other carriers; we have a single class cabin; we do not have any frequent flyer or other loyalty programs; we do not provide any free catered items—everything on board is for sale; we do not overbook our flights; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.

  •
  Low Distribution Costs.  Our nontraditional distribution approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems ("GDS") (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. We actively encourage sales on our website. This is the least expensive form of distribution and accounted for 86.6% of our scheduled service revenue during 2007. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

        Growing Ancillary Revenues.    Ancillary revenues are earned in conjunction with the sale of scheduled air service and represent a significant, growing revenue stream. Our ancillary revenues have grown from $11.2 million in 2005, to $31.3 million in 2006, and $65.0 million in 2007. On a per scheduled service passenger basis, our ancillary revenues increased from $11.55 per scheduled service passenger in 2005, to $16.11 in 2006 and $21.53 in 2007.

        Strong Financial Position.    We have a strong financial position with significant cash balances. On December 31, 2007, we had $171.4 million of cash, cash equivalents and short-term investments. As of December 31, 2007, our total debt was $72.1 million and our debt to total capitalization ratio was 25.5%. We also have a history of growing profitably, having generated net income in 17 of the last 20 quarters. We believe our strong financial position allows us to have greater financial flexibility to grow the business and weather sudden industry disruptions.

        Proven Management Team.    We have a strong management team comprised of experienced and motivated individuals. Our management team is led by Maurice J. Gallagher, Jr., who has an extensive background in the airline industry. Mr. Gallagher was the president of WestAir Holdings, Inc. and built WestAir into one of the largest regional airlines in the U.S., prior to its sale in 1992 to Mesa Air Group. He was also one of the founders of ValuJet, Inc., which is known today as AirTran Holdings, Inc., which we believe was one of the most successful start-ups of a low-cost carrier in industry history. Two of our other executive officers are former managers of ValuJet.

Our Business Strategy

        To continue the growth of our business and increase our profitability, our strategy will be to continue to offer a single class of air travel service at low fares, while maintaining high quality standards, keeping our operating costs low and pursuing ways to make our operations more efficient. We intend to grow by adding flights on existing routes, entering additional small cities, expanding our relationships with premier leisure companies, and providing service to more leisure destinations.

        The following are the key elements of our strategy:

        Capitalize on Significant Growth Opportunities in Linking Small Cities to Leisure Destinations.    We believe small cities represent a large untapped market, especially for leisure travel. We believe small city travelers have limited options to leisure destinations as existing carriers are generally focused on connecting the small city "spokes" to their business hubs. We aim to become the premier travel brand for leisure travelers in small cities.

        Since the beginning of 2004, we have expanded our scheduled air service from six to 53 small cities as of February 1, 2008, including seasonal service. These 53 small cities have an aggregate population in excess of 50 million people within a 50-mile radius of the airports in those cities. In most of these cities, we provide service to more than one of our leisure destinations. We expect to grow our five leisure destinations by adding frequency from some existing markets and initiating service from additional small cities. We believe our business model would be suitable for at least 100 small cities in the U.S. and Canada.

        We also believe there are several other leisure destinations that share many of the same characteristics as Las Vegas, Phoenix, Ft. Lauderdale, Orlando and Tampa/St. Petersburg. These potential markets include several popular vacation destinations in the U.S., Mexico and the Caribbean.

        Develop New Sources of Revenue.    We have identified three key areas where we believe we can grow our ancillary revenues:

  •
  Unbundling the Traditional Airline Product.  We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price and do not value many of the amenities provided by most other airlines for free. As such, we have created new sources of revenue by charging fees for services most U.S. airlines currently bundle in their product offering. We believe by offering a simple base product at an attractive low fare we can drive demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not offer complimentary advance seat assignments; however, any customer can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue to increase ancillary revenue by unbundling our air travel product.

  •
  Expand and Add Partnerships with Premier Leisure Companies.  We currently work with many premier leisure companies in our leisure destinations that provide ancillary products and services we sell to our customers. For example, we have contracts with Harrah's Entertainment and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers. During 2007, we generated revenue from the sale of more than 395,000 hotel rooms. By expanding our existing relationships and seeking additional partnerships with premier leisure companies, we believe we can increase the number of products and services offered to our customers and generate more ancillary revenue.

  •
  Leverage Direct Relationships With Our Customers.  Since approximately 86.6% (during 2007) of our scheduled service revenue is purchased directly through our website, we are able to establish direct relationships with our customers by capturing their email addresses for our database. This information provides us multiple opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. We intend to develop sales approaches for each of these opportunities. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a "one-stop" shopping solution.

        Continue to Reduce Our Operating Costs.    We intend to continue to focus on lowering our costs to remain one of the lowest cost airlines in the world, which we believe is instrumental to increasing profitability. We expect to drive operational efficiency and lower costs in part by growing our network. We will expand our network by increasing the frequency of our flights in existing markets, expanding the number of small cities we serve, and increasing the number of leisure destinations, all of which permits us to increase the utilization of our employees and assets, spreading our fixed costs over a larger number of available seat miles.

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

Routes and Schedules

        Our current scheduled air service predominantly consists of primarily limited frequency, nonstop flights into Las Vegas, Phoenix, Ft. Lauderdale, Orlando and Tampa/St. Petersburg from small cities (including seasonal service). As of February 1, 2008, our route network is summarized below (including routes served seasonally).

Routes to Las Vegas	36
Routes to Orlando	27
Routes to Tampa/St. Petersburg	14
Routes to Phoenix	13
Routes to Ft. Lauderdale	11
Other Routes	2

Total Routes	103

        As of February 1, 2008, we provide service to 58 cities (including our leisure destinations) in 33 states. Below is a list of our small cities as of February 1, 2008:

City	State	City	State
Allentown	Pennsylvania	Lansing	Michigan
Bangor	Maine	Laredo	Texas
Belleville	Illinois	Lincoln	Nebraska
Bellingham	Washington	McAllen	Texas
Billings	Montana	Medford	Oregon
Bismarck	North Dakota	Missoula	Montana
Cedar Rapids	Iowa	Palm Springs	California
Chattanooga	Tennessee	Peoria	Illinois
Colorado Springs	Colorado	Plattsburgh	New York
Des Moines	Iowa	Rapid City	South Dakota
Duluth	Minnesota	Redmond/Bend	Oregon
Eugene	Oregon	Reno	Nevada
Fargo	North Dakota	Roanoke	Virginia
Fort Wayne	Indiana	Rochester	Minnesota
Fresno	California	Rockford	Illinois
Ft. Collins-Loveland	Colorado	Santa Maria	California
Grand Junction	Colorado	Shreveport	Louisiana
Great Falls	Montana	Sioux Falls	South Dakota
Green Bay	Wisconsin	South Bend	Indiana
Greensboro	North Carolina	Springfield	Missouri
Greenville-Spartanburg	South Carolina	Stockton	California
Gulfport/Biloxi	Mississippi	Toledo	Ohio
Huntington	West Virginia	Tri-Cities	Tennessee
Huntsville	Alabama	Tri-Cities	Washington
Idaho Falls	Idaho	Wichita	Kansas
Kinston	North Carolina	Youngstown	Ohio
Knoxville	Tennessee

        We attempt to match the frequency of flights with market demand. We rarely have daily flights in our markets, nor do we generally offer multiple flights per day. In most cases, we offer several flights per week in each of our markets. We anticipate adjusting frequency over time as demand warrants and some markets are only served on a seasonal basis.

        In addition, we temporarily suspend flying some Florida routes for varying periods (depending on the route) between the middle of August and the beginning of November. Leisure demand to Florida tends to be quite weak during this time. We schedule crew training, aircraft maintenance and additional charter flying to coincide with this period. In 2007, we temporarily suspended flying on 15 routes to our Florida leisure destinations during this time of the year and expect to implement similar service suspensions on our Florida routes during the same months of 2008. In addition, demand for summer travel to Phoenix is significantly weaker than at other times of the year and we expect to suspend a number of routes to Phoenix during the summer as a result.

        We generally begin our route selection process by identifying markets in which there is no nonstop service to our leisure destinations, which have a large enough population in the airport's catchment area to support at least two weekly flights, and which are typically no more than eight hours round-trip flight time from the destination. The eight hour limit permits one flight crew to perform the mission, avoiding costly crew overnight expenses and increasing crew utilization and efficiency. We then study publicly available data from the DOT showing the historical number of passengers, capacity, and average fares over time in the identified markets. We also study general demographic information about the population base for the targeted market area, including household incomes and unemployment rates, to assist in our determination whether we believe a service from a particular market would likely be successful.

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

Safety and Security

        We believe we provide a safe and healthy working environment for our employees. We are committed to an accident prevention program which includes the identification and correction of hazards and the training of employees in safe work practices. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all company personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.

        Our ongoing focus on safety relies on hiring good people, training them to proper standards, and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets five areas of our operation: flight operations, maintenance, in-flight, dispatch, and station operations. We maintain a formal internal evaluation program which focuses on these operational areas. In the maintenance area, we maintain an active Continuing Analysis and Surveillance Program. All operational areas support an active event and hazard reporting program. In the flight operations department, we maintain an active Operational Performance Enhancement Committee and a Flight Standards Board comprised of management and check airmen. We plan to begin to install electronic flight bags in our aircraft fleet within the next 12 months. The station operations area conducts safety meetings and completes a safety checklist at all locations on a monthly basis. Maintenance bases, dispatch and in-flight also perform documented periodic evaluations of various functions and documentation within their areas to ensure compliance with company policies and regulatory requirements.

        The TSA continues to enhance aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.

Sales and Distribution

        We sell air transportation that may be packaged, at the passenger's discretion, with other products such as hotels, rental cars, and tickets to popular tourist attractions in our leisure destinations. We have chosen to maintain full control over our inventory and only distribute our product through our website and call center or at our airport ticket counters. Therefore, we do not presently sell through Expedia, Travelocity, Orbitz or any other internet travel agencies nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points and also permits us to develop and maintain a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.

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

        A minority of our passengers originate their travel in our leisure destinations, with as few as 11% originating in Las Vegas. Since most of our traffic originates elsewhere, we commit very few resources towards marketing our services in our destination markets, and concentrate nearly all of our promotional efforts in the small cities we serve.

        We have a database of more than 900,000 email addresses from past customers and visitors to our website, and use blast emails to communicate special offers to this group. The heaviest concentration of air-only sales occurs in the period 30 to 60 days before departure, and occurs 45 to 90 days before departure for air-hotel package sales. We commonly use email promotions directed toward the customers in our database as a vehicle for selling unsold seats in the period two to three weeks before departure.

        All of our bookings must be made on our website, through our call center or at our airport ticket counters, even if booked through travel agents. The percentage of our scheduled service bookings on our website increased to 86.6% in 2007. Approximately 8.8% and 5.6% of our scheduled service bookings were booked by travel agents during 2006 and 2007, respectively. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.

Pricing and Revenue Management

        Our low fares are designed to stimulate demand from price-sensitive leisure travelers who might not have traveled to our leisure destinations due to the expense and inconvenience involved in traveling there. Our fare structure is comprised of six "buckets," with prices generally increasing as the number of days prior to travel decreases. Prices in the highest bucket are typically less than three times the prices in the lowest bucket and our highest one-way fare is $329 as of February 1, 2008. All of our fares are one-way and non-refundable, although they may be changed for a $50 charge per segment. Customers may avoid change fees by buying our travel protection product at the time of purchase.

        We try to maximize the overall revenue of our flights by utilizing yield management techniques. Yield management is an integrated set of business processes that provides us with the ability to understand markets, anticipate customer behavior and respond quickly to opportunities. We use yield management in an effort to maximize passenger revenues by flight, by market and across the entire system.

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

        Ancillary revenue is derived from the sale of vacation packages including hotels, rental cars, show tickets, night club packages and other attractions; the sale of advance seat assignments; the sale of beverages, snacks and other products on board the aircraft; charging a fee for using our reservation center or website to purchase air travel; the collection of checked bag and overweight bag charges; charging a fee for unlimited changes to reservations; and several other revenue streams.

        A significant component of our ancillary revenue is from the sale of hotel rooms packaged with air travel. As of February 1, 2008, we have agreements with 54 hotels in Las Vegas, including hotels managed by MGM MIRAGE, Harrah's Entertainment Inc., Boyd Gaming Corp., Wynn Resorts, Limited, and Las Vegas Sands Corp., 39 hotels in Orlando (plus 19 additional hotels in nearby Daytona Beach, Florida), 17 hotels in Tampa/St. Petersburg, 16 hotels in Ft. Lauderdale, 28 hotels in Phoenix, 10 hotels in Reno, Nevada, nine hotels in Palm Springs, California, and seven hotels in Gulfport/Biloxi, Mississippi. During 2007, we generated revenue from the sale of more than 395,000 hotel room nights. We believe the favorable breadth and terms of these contracts would be difficult for others to replicate quickly. For the year ended December 31, 2007, approximately 15% of our customers traveled on an itinerary that included a hotel room purchased through us.

Competition

        The airline industry is highly competitive. Airline profit levels are sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are fare pricing, customer service, routes served, flight schedules, types of aircraft, safety record and reputation, code-sharing relationships and frequent flyer programs.

        Our competitors and potential competitors include legacy airlines, LCCs, regional airlines and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. Some of these competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry.

        We believe a key to our initial and long-term success is that we seek to offer customers in our markets a better alternative for airline travel. We offer a simple, affordable product with excellent customer service and reliability using clean and comfortable aircraft. We sell only nonstop flights. We do not require Saturday night stays or the purchase of round-trip travel. We do not overbook our flights. We understand that our leisure customer only has a limited number of vacation days and relies on us to get them to their destination and back in a timely manner.

        Our 130 and 150-seat MD80 aircraft, with an average seat pitch of 31 to 32 inches, offer a comfortable alternative to the 37 to 86 seat regional jets that secondary market travelers are accustomed to flying as part of the hub and spoke networks of the legacy carriers. Additionally, we believe the MD80's three-by-two seating configuration is well liked by the traveling public because 80% of all seats are window or aisle seats. We adhere to the successful model pioneered by Southwest by offering a single class of service; however, unlike Southwest, we offer assigned seating at the airport. We also offer advance seat assignments for a fee which depends on the route served and location of the seat on the aircraft. Customers who purchase an advance seat assignment are given priority boarding at the airport.

        Our small city strategy has reduced the intensity of competition we might otherwise face. We are the only scheduled carrier in seven of the airports we serve as of February 1, 2008, the only domestic scheduled carrier operating out of the Orlando Sanford International Airport and one of four carriers serving the St. Petersburg-Clearwater International Airport. In addition, we are the only scheduled carrier operating out of Phoenix-Mesa Gateway Airport in Phoenix. While virtually all U.S. airlines serve Las Vegas, Phoenix, Ft. Lauderdale, Orlando and Tampa/St. Petersburg, only US Airways and Southwest use Las Vegas as a hub or focus city, only AirTran and Delta Air Lines use Orlando as a hub, only US Airways and Southwest use Phoenix as a hub and only Spirit uses Ft. Lauderdale as a hub.

        As of February 1, 2008, we do not currently compete directly with AirTran, Southwest or Spirit in any of our markets; we compete with US Airways in only four markets to Las Vegas (Colorado Springs, Eugene, Fresno and Medford); however, most of the flights US Airways operates in those markets use smaller regional jet aircraft; we compete with United Express turbo-props in the Fresno to Las Vegas market; and we compete with Delta on four routes to Orlando (Greensboro, Greenville/Spartanburg, Knoxville and Huntsville). On these routes, Delta uses regional jets to Orlando International Airport.

        Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to Las Vegas, Orlando, Tampa/St. Petersburg, Phoenix and Ft. Lauderdale from airports near our small city markets. For example, we fly to Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas on Alaska Airlines, Southwest or US Airways. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Northwest, although all of these legacy carriers currently utilize regional aircraft to access their hubs and then mainline jets to access Las Vegas, tend to charge higher and restrictive fares, and have a much longer elapsed time of travel.

        We also face indirect competition from automobile travel in our short-haul flights, primarily to our Florida leisure destinations. We believe our low cost pricing model, customer service, and the convenience of air transportation help us compete favorably against automobile travel.

        In our fixed fee operations, we compete with independent passenger charter airlines such as Xtra and Pace. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service and reputation.

People

        We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and maintain the best professionals available in the airline business. Full-time equivalent employees at February 1, 2008 consisted of 243 pilots, 242 flight attendants, 287 airport operations personnel, 147 mechanics, 94 reservation agents, and 166 management and other personnel. As of February 1, 2008, we employed 986 full-time and 377 part-time employees.

        We place great emphasis on the selection and training of enthusiastic employees with potential to add value to our business and who we believe fit in with and contribute to our business culture. The recruiting and training process begins with an evaluation and screening process, followed by multiple interviews and experience verification. We provide extensive training intended to meet all Federal Aviation Administration ("FAA") requirements for security, safety and operations for our pilots, flight attendants and customer service agents.

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

        In addition to offering competitive compensation and benefits, we take a number of steps to make our company an attractive place to work and build a career such as maintaining various employee recognition programs and consistently communicating our vision and mission statement to our employees. We believe creating a great place for our people to work motivates them to treat our customers beyond their expectations.

        We have never experienced an organized work stoppage, strike or labor dispute. We currently do not have any labor unions. We have in-house pilot and flight attendant associations with whom we have negotiated mutually satisfactory arrangements for pay increases. We meet with these associations on a regular basis to address relevant issues and matters of concern.

Aircraft and Fleet

        We operate 27 MD83, four MD87, two MD82 aircraft, and two MD88 aircraft as of February 1, 2008, powered by Pratt & Whitney JT8D-219 and JT8D-217C engines. As of February 1, 2008, we own 24 of our aircraft—ten are owned free and clear, and 14 are owned subject to financing scheduled to be fully paid over the next four years. An additional seven aircraft are subject to capital leases under which we expect to take ownership within the next four years. We lease the remaining four aircraft under operating leases with two expiring in 2008 and two expiring in 2012. We have entered into a forward purchase agreement for the two aircraft under operating leases that expire in 2008. We expect these to be purchased at the end of the operating lease terms in July 2008, subject to customary closing conditions.

        We have a commitment to purchase two additional seller-financed MD-88 aircraft for expected placement into our operating fleet by the end of the second quarter of 2008, at which time we expect to have an operating fleet of 37 MD-80 aircraft.

        We believe conditions in the market for high quality used MD80 class aircraft are favorable for buyers and lessees. Thus, we do not believe availability of suitable aircraft will be a growth constraint. However, MD80 series aircraft and Pratt & Whitney JT8D-200 engines are no longer manufactured. This could cause a shortage of additional suitable aircraft, engines or spare parts over the long term. If the FAA adopts regulations to limit the age of aircraft in the U.S., we may need to seek replacement of some of our current aircraft fleet sooner than anticipated and to seek a newer aircraft type to replace our existing fleet and to expand our operations.

        Our aircraft range from 12 to 22 years old with an average age of 18 years as of February 1, 2008. As of February 1, 2008, the average number of cycles on our fleet was approximately 28,300 cycles and the highest number of cycles on any of our aircraft was approximately 44,300. A cycle is defined as one take-off and landing and is a measure often used by regulators in determining the applicability of aging aircraft requirements.

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

        Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. We perform this work at our maintenance bases in Las Vegas, Phoenix, Ft. Lauderdale, Orlando, Tampa/St. Petersburg, Tunica (Mississippi), Reno (Nevada) and Laughlin (Nevada) with the Reno, Laughlin and Tunica bases supporting our fixed fee flying services. For unscheduled requirements that arise away from our maintenance bases, we subcontract our line maintenance to outside organizations under customary industry terms.

        Heavy maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur approximately every 18 months on each aircraft and can range in duration from two to six weeks, depending on the magnitude of the work prescribed in the particular check. We have contracted with American Airlines, Inc., the world's largest MD80 operator, to perform heavy maintenance checks on an exclusive basis through 2009. We utilize San Antonio Aerospace for induction services to ready newly acquired aircraft to enter our operating fleet.

        Component and engine overhaul and repair involves sending certain parts, such as engines, landing gear and avionics, to FAA-approved maintenance repair stations for repair and overhaul. We presently utilize AeroThrust Corporation, American Airlines, Inc. and TIMCO Aviation Services, Inc. for overhaul and repair of our engines on a non-exclusive basis.

        In February 2008 we entered into a non-exclusive general terms agreement with Avioserv for the consignment of engine parts.

        In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Aircraft Fuel

        Fuel is our largest operating expense. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs would have a material adverse effect on our operating results and profitability. While we are not pursuing fuel hedging programs, in the past we have entered into forward contracts or other financial products to reduce our exposure to fuel price volatility.

        In an effort to reduce our fuel costs, we have sought to become involved at an earlier stage in the fuel distribution channels. In this regard, we have formed a wholly-owned subsidiary which has entered into a limited liability company operating agreement with an affiliate of Orlando Sanford International Airport to engage in contract fueling transactions for the provision of aviation fuel to airline users at that airport. In addition, we have invested in fuel storage units and fuel transportation facilities involved in the fuel distribution process. These efforts could result in the creation of additional joint ventures to further our involvement in the fuel distribution process. By reason of these activities, we could potentially incur material liabilities, including possible environmental liabilities, to which we would not otherwise be subject.

Government Regulation

        We are subject to regulation by the DOT, FAA and other governmental agencies.

        DOT.    The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT has the authority to investigate and institute proceedings to enforce its regulations and may assess civil penalties, suspend or revoke operating authority and seek criminal sanctions. DOT also has authority to restrict or prohibit a carrier's cessation of service to a particular community if such cessation would leave the community without scheduled airline service.

        In 1998, we were granted a DOT certificate of public convenience and necessity authorizing us to engage in charter air transportation within the United States, its territories and possessions. Our DOT authority has subsequently been expanded to include (i) scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as "open skies" countries), and (ii) charter air transportation of passengers, property and mail on a domestic and international basis.

        FAA.    The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, we cannot provide scheduled service to new destinations without the authorization of the FAA. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA's judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

        The FAA also has the authority to issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, increased security precautions, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft and operational requirements and procedures. Such directives and orders can be issued without advance notice or opportunity for comment if, in the FAA's judgment, safety requires such action.

        We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies and we hold all necessary operating and airworthiness authorizations, certificates and licenses.

        Security.    Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers' security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the TSA of the Department of Homeland Security. The TSA has enforcement powers similar to DOT's and FAA's described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001.

        Environmental.    We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions, and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. These agencies have enforcement powers similar to DOT's and FAA's described above. In addition, prior to receiving authorization from the FAA to begin service at an airport we have not previously served, we may be required to conduct an environmental review of the effects projected from our addition of service at that airport.

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

        Foreign Ownership.    To maintain our DOT and FAA certificates, our airline operating subsidiary and we (as the airline's holding company) must qualify continuously as a citizen of the United States within the meaning of U.S. aeronautical laws and regulations. This means we must be under the actual control of U.S. citizens and we must satisfy certain other requirements, including that our president and at least two-thirds of our board of directors and other managing officers must be U.S. citizens, and that not more than 25% of our voting stock may be owned or controlled by non-U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is strictly limited as well. We believe we are in compliance with these ownership and control criteria.

        Other Regulations.    Air carriers are subject to certain provisions of federal laws and regulations governing communications because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent we are subject to FCC requirements, we will continue to comply with those requirements.

        The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the Environmental Protection Agency ("EPA"). To the extent we are subject to EPA requirements, we will continue to comply with those requirements.

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

        Civil Reserve Air Fleet.    We are seeking to be a participant in the Civil Reserve Air Fleet ("CRAF") Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. If we are approved to participate in this program, we would be eligible to bid on and be awarded peacetime airlift contracts with the military.

Insurance

        We maintain insurance policies we believe are of types customary in the industry and as required by the DOT and in amounts we believe are adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment and workers' compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

        In May 2005, we completed a private placement under which ComVest Allegiant Holdings, Inc., Viva Air Limited and Timothy P. Flynn invested $34.5 million in preferred shares of our limited liability company predecessor. Simultaneously, Mr. Gallagher, our chief executive officer, converted $5.0 million of debt owed to him into preferred shares. Three of our current directors directly or indirectly invested in this transaction. The representation of these shareholders on our board of directors will allow these shareholders to exert significant control over our business in the future.

        On December 13, 2006, we completed the initial public offering of our common stock. We issued 5,750,000 shares at $18.00 per share resulting in net proceeds to us of approximately $94.5 million.

        In the second quarter of 2007, we completed a secondary public offering under which selling stockholders sold 3,794,286 shares and we issued 748,214 shares at $31.75 per share resulting in net proceeds to us of approximately $22.3 million. Viva Air Limited sold all of its shares during this offering.

Item 1A.    Risk Factors

        An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of your investment.

Risks Related to Allegiant

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

        Fuel costs constitute a significant portion of our total operating expenses (48.1% during 2007). Significant increases in fuel costs would harm our financial condition and results of operations.

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

        We carry limited fuel inventory and we rely heavily on our fuel suppliers. We cannot assure you we will always have access to adequate supplies of fuel in the event of shortages or other disruptions in the fuel supply. In May 2007, we were notified by our fuel supplier in Las Vegas that they would limit fuel purchases of all airlines supplied by them in that market. This resulted in a reduction of our fuel supply by approximately 21% of our usage from this supplier. Although this restriction expired in June 2007, we do not know whether further cuts may be imposed at a later time. Restrictions like this one could result in a higher fuel cost or could restrict our ability to grow our operations.

If our credit card processing company were to require significant holdbacks for processing credit card transactions for the purchase of air travel and other services, our cash flow would be adversely affected.

        Credit card companies frequently require significant holdbacks when future air travel and other future services are purchased through credit card transactions. We rely on a single credit card processing company at this time, and our agreement is terminable on 30 days notice. As virtually all of our scheduled service and ancillary revenue is paid with credit cards and our credit card processing agreement does not require a significant holdback, our cash flow would suffer in the event the terms of our current agreement were changed or terminated. Although we believe we would be able to secure a replacement credit card processing agreement if our current agreement is terminated, the terms of any new agreement may not be as favorable to us. These cash flow issues could be exacerbated during periods of rapid growth as we would be incurring additional costs associated with our growth, but our receipt of these revenues would be delayed.

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

        Most of our scheduled air service is sold to customers traveling from our small city markets to our leisure destinations of Las Vegas, Phoenix, Ft. Lauderdale, Orlando or Tampa/St. Petersburg. While we seek to generate demand for our services in these markets, the smaller size of these markets makes it more difficult to create this demand. If we are unable to do so in a particular market, our revenues could be negatively affected and our ability to grow could be constrained. Under those circumstances, we may decide to reduce or terminate service to that market, which could result in additional costs.

        We will also need to obtain additional gates in our leisure destination markets, and obtain access to markets we seek to serve in the future. Any condition that would deny, limit or delay our access to airports we seek to serve in the future would constrain our ability to grow. Opening new markets may require us to commit a substantial amount of resources, even before the new services commence, including additional skilled personnel, equipment and facilities. An inability to hire and retain skilled personnel or to secure the required equipment and facilities efficiently and cost-effectively may affect our ability to implement our growth strategy. We cannot assure you we will be able to successfully establish new markets and our failure to do so could harm our business.

        In the fourth quarter of 2007, we added Ft. Lauderdale and Phoenix as new leisure destinations. Since we have limited historical data on the performance of these markets as our leisure destinations, we are uncertain whether we will be able to profitably operate these routes.

        We expect to serve other leisure destinations, in addition to Las Vegas, Phoenix, Ft. Lauderdale, Orlando and Tampa/St. Petersburg, which we believe are attractive to small city markets. However, if we fail to successfully implement service to additional leisure destinations, our growth prospects will be limited and our profitability could be adversely impacted.

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

        If the available MD80 series aircraft, whether by purchase or lease, are not compatible with the rest of our fleet in terms of takeoff weight, avionics, engine type or other factors, the costs of operating and maintaining our fleet would likely increase. Similarly, our aircraft ownership costs will likely increase if we decide to acquire aircraft other than MD80 series aircraft.

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

        Our aircraft range from 12 to 22 years old, with an average age of 18 years as of February 1, 2008. In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft. FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

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

        Unlike most airlines, we have a non-union workforce. If our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. Our pilots and flight attendants have formed in-house associations to negotiate matters of concern with us. Although we have negotiated mutually acceptable arrangements with our pilots and flight attendants, our costs could be adversely affected by the cumulative results of discussions with employee groups in the future. Further attempts are possible to unionize our flight attendants as the waiting period required by the National Mediation Board (NMB) has elapsed since the prior rejection of union representation on December 4, 2006.

        Each of our employee groups could unionize at any time and would require separate collective bargaining agreements. If any group of our employees were to unionize and we were unable to agree on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events would be disruptive to our operations, could harm our business, and therefore have an adverse effect on our future results.

Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft or other MD80 aircraft.

        An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. Because we are a relatively new company and because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

        In March 2007, the nose landing gear failed to deploy on a flight to Orlando Sanford International Airport. The aircraft landed safely with only minor injuries to ten passengers. Although the FAA and National Transportation Safety Board ("NTSB") have conducted their usual investigation, they have yet to release their final report. The damage to the aircraft was covered by our insurance, but we were responsible for a $250,000 deductible. The aircraft was out of service for two months.

        Additionally, our dependence on this single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems that might be associated with this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The FAA could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline's aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD80 aircraft.

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

We have fixed obligations and we expect to incur significantly more fixed obligations which could hurt our ability to meet our strategic goals.

        We have maturities of long-term debt related to the financing of aircraft and aircraft under capital leases. In addition to our long-term debt, we have other fixed obligations for aircraft purchase commitments in 2008, obligations under operating leases related to aircraft, airport terminal space, other airport facilities and office space. We expect to incur additional debt and other fixed obligations as we take delivery of additional aircraft and other equipment and continue to expand into new markets. Our ability to make scheduled payments on our existing and additional debt and other fixed obligations will depend upon our future operating performance and cash flow, which in turn will depend upon prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control.

Our business is heavily dependent on the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets would harm our business.

        Almost all of our scheduled flights and announced service have Las Vegas, Phoenix, Ft. Lauderdale, Orlando or Tampa/St. Petersburg as either their destination or origin. Our business would be harmed by any circumstances causing a reduction in demand for air transportation to these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of past or future terrorist attacks.

We may face increased competition in our markets which could harm our business.

        The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our markets, we are the only provider of nonstop service to our leisure destinations. It is possible other airlines will begin to provide nonstop services to and from these markets or otherwise target these markets. An increase in the amount of direct or indirect competition could harm our business.

We may be unable to renew our lease or increase our facilities at Las Vegas McCarran International Airport.

        McCarran International Airport was one of the top twenty busiest airports in the world in 2007 and its gate space, terminal space, aircraft parking space and facilities in general are constrained. To meet our growth plan, we will require additional facilities at McCarran. However, we may not be able to maintain sufficient or obtain additional facilities at McCarran on favorable terms, or at all. In addition, our present agreement can be terminated at any time upon 30 days' notice. Since Las Vegas is one of our leisure destinations, our inability to maintain sufficient facilities or to obtain additional facilities as needed would harm our business by limiting our ability to grow and increasing our costs.

        We also currently rely on the availability of overnight aircraft parking space at McCarran. However, due to anticipated airport growth, we may find it difficult to obtain sufficient overnight aircraft parking space in the future. Over time, this may result in our having to overnight aircraft in other cities, which could increase our costs and could adversely impact our business and results of operations.

We may be unable to renew our lease or increase our facilities at Fort Lauderdale-Hollywood International Airport.

        There is a shortage of capacity at commercial airports in South Florida, including Fort Lauderdale-Hollywood International Airport, where gate space, terminal space, airport parking space and facilities in general are constrained. To grow our service at the Ft. Lauderdale airport, we will require additional facilities. However, we may not be able to maintain sufficient or obtain additional facilities at Ft. Lauderdale on favorable terms, or at all. In addition, our present agreement can be terminated at any time upon 30 days' notice. Since Ft. Lauderdale is one of our leisure destinations, our inability to maintain sufficient facilities or to obtain additional facilities as needed would harm our business by limiting our ability to grow and increasing our costs. We will also rely on the availability of overnight aircraft parking space at Ft. Lauderdale. However, due to anticipated airport growth, we may find it difficult to obtain sufficient overnight aircraft parking space. Over time, this may result in our having to overnight aircraft in other cities, which could increase our costs and could adversely impact our business and results of operations.

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

        As of February 1, 2008, we operate a fleet of 35 aircraft. Given the limited number of aircraft we operate, if an aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, we could suffer greater adverse financial and reputational impacts than larger airlines if our flights are delayed or cancelled due to the absence of replacement aircraft. Our business strategy involves concentrating our aircraft overnight at our destination airports. If we are unable to operate those aircraft for a prolonged period of time for reasons outside of our control, for example, a catastrophic event or a terrorist act, our results of operations and business could be disproportionately harmed.

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

        During 2007, approximately 66.2% of our fixed fee contract revenue was derived from Harrah's Entertainment Inc. and its affiliates with services under two contracts to expire in December 2008. In

January 2008 we began flying under a third Harrah's contract which expires in December 2009. If Harrah's suffers a decline in business, decides to change its strategy or otherwise decides to reduce, terminate or fail to renew the fixed fee flying services provided by us, our revenues from fixed fee flying operations could be adversely affected.

If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

        Our business is labor intensive, with labor costs representing 16.0% of our operating expenses during 2007. We expect wages and benefits to increase on a gross basis and these costs could also increase as a percentage of our overall costs, which could harm our business. Our expansion plans will require us to hire, train and retain a significant number of new employees in the future. From time to time, the airline industry has experienced a shortage of personnel licensed by the FAA, especially pilots and mechanics. We compete against other U.S. airlines for labor in these highly skilled positions. Many U.S. airlines offer wage and benefit packages that exceed our wage and benefit packages. As a result, in the future, we may have to significantly increase wages and benefits in order to attract and retain qualified personnel or risk considerable employee turnover. If we are unable to hire, train and retain qualified employees at a reasonable cost, we may be unable to successfully pursue our expansion plans and our business could be harmed.

        In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. We believe one of our competitive strengths is our service-oriented company culture that emphasizes friendly, helpful, team-oriented and customer-focused employees. Our company culture is important to providing high quality customer service and having a highly productive workforce that helps keep our costs low. As we grow, we may be unable to identify, hire or retain enough people who meet the above criteria, and our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and business may be harmed.

We rely on third parties to provide us with facilities and services that are integral to our business and can be withdrawn on short notice.

        We have entered into agreements with numerous third-party contractors, including other airlines, to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, flight dispatch, baggage services and ticket counter space. We will likely need to enter into similar agreements in any new markets we decide to serve. All of these agreements are subject to termination upon short notice. Although we believe there are alternative service providers available to perform these services for us in the event of a contract termination or failure by a service provider, the loss or expiration of these contracts, the loss of FAA certification by our outside maintenance providers or any inability to renew our contracts or negotiate contracts with other providers at comparable rates could harm our business. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services. In 2006, failures by our flight dispatch vendor significantly delayed all of our flights on a particular day. Although we seek to have redundant processes in place to protect against such failures, we remain subject to the performance by our outside vendors.

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

Our management may exert considerable influence over us as long as they own or control a significant percentage of our common stock, and they may make decisions with which you disagree.

        The members of our board of directors and our executive officers own beneficially approximately 33% of the outstanding shares of our common stock as of March 1, 2008. As a result, our management will be able to exert considerable control over all matters affecting us, including the election of directors as long as they continue to own or control such a significant percentage of our common stock. They may make decisions other stockholders will not be able to affect by voting their shares.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price, and could subject us to liability.

        Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission require our management to conduct annual assessments of the effectiveness of our internal control over financial reporting and require a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Similar adverse effects could result if our auditors express an adverse opinion or disclaim or qualify an opinion on the effectiveness of our internal control over financial reporting. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the Nasdaq Global Select Market, regulatory investigations and civil or criminal sanctions.

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

        We believe airline traffic is particularly sensitive to changes in economic growth and expectations. In addition, the war in Iraq or other conflicts or events in the Middle East or elsewhere may impact the economy and result in an adverse impact on the airline business. In 2006 and 2007, the U.S. airline industry was profitable (net of bankruptcy charges) for the first time in consecutive years since 1999 and 2000. Substantial losses from 2001 through 2005 caused significant changes in the industry. Low fares and escalating fuel prices contributed to these losses. As a result, many airlines are renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. Additionally, other airlines have consolidated in an attempt to lower costs and rationalize their route structures in order to improve their results. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which we are unable to predict. The occurrence of these events, or potential changes resulting from these events, may harm our business or the industry.

The airline industry is highly competitive, is characterized by low profit margins and high fixed costs, and we may be unable to compete effectively against other airlines with greater financial resources or lower operating costs.

        The airline industry is characterized generally by low profit margins and high fixed costs, primarily for personnel, aircraft fuel, debt service and aircraft lease rentals. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline's operating and financial results. Accordingly, a minor shortfall in expected revenue levels could harm our business.

        In addition, the airline industry is highly competitive and is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Although we do not currently face nonstop competition on many of our routes, competing airlines provide connecting service on many of our routes or serve nearby airports. In addition, we have faced other competing services in the past, and we cannot assure you other airlines will not begin to provide nonstop service in the future on the routes we serve. Many of these competing airlines are larger and have significantly greater financial resources and name recognition. We may, therefore, be unable to compete effectively against other airlines that introduce service or discounted fares in the markets we serve.

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

        Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For example, in

2006 the FAA adopted regulations requiring airlines to monitor the compliance with drug testing standards of all mechanics and maintenance personnel, including those of third party vendors. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration ("TSA") have imposed more stringent security procedures on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you these laws or regulations, or any laws or regulations enacted in the future, will not materially adversely affect our financial condition or results of operations.

        Our ability to operate as an airline is dependent upon our maintaining certifications issued to us by the DOT and the FAA. Federal law requires that air carriers operating large aircraft, such as our MD80 series aircraft, be continuously "fit, willing and able" to provide the services for which they are licensed. Our "fitness" is monitored by the DOT, which considers factors such as consumer-relations practices, legal and regulatory compliance disposition, financial resources and U.S. citizenship in making its determinations. While DOT has seldom revoked a carrier's certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. Similarly, in a worst-case scenario, the FAA could restrict or suspend our ability to operate as an airline, and could do so on an emergency basis with little or no advance warning, in the event the FAA should consider our operations unsafe. While under such circumstances we would have a right to expedited judicial review of the legality of the FAA's actions, such a development would likely harm our business severely regardless of the outcome of such review.

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

        Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, adverse weather conditions, increased security measures or the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition. An outbreak of a disease that affects travel behavior, such as severe acute respiratory syndrome ("SARS") or avian flu, could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease could harm our business, financial condition and results of operations.

Risks Related to Our Stock Price

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

        In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources, and harm our business or results of operations.

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

        We are also subject to provisions of Nevada law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally that a stockholder who beneficially owns more than 10% of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.

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

        To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our articles of incorporation and bylaws restrict voting of shares of our capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors be U.S. citizens. Our bylaws provide no shares of our capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which we refer to as the foreign stock record. Our bylaws further provide no shares of our capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. Registration on the foreign stock record is made in chronological order based on the date we receive a written request for registration. Non-U.S. citizens will be able to own and vote shares of our common stock only if the combined ownership by all non-U.S. citizens does not violate these requirements.

Substantial sales of our common stock could cause our stock price to fall.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of our outstanding shares are either freely tradable, without restriction, in the public market or eligible for sale in the public market at various times, subject, in some cases, to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

        We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Registration of shares of our common stock subject to registration rights may depress the trading price of our stock.

        The holders of approximately 4,000,000 shares of common stock are entitled to registration rights pursuant to an investors agreement with respect to their shares. The investors agreement provides, among other things, that holders of 25% of the securities with registration rights can require us, subject to certain limitations, to register with the Commission all or a portion of their shares of common stock. Additionally, these stockholders may also require us, subject to certain limitations, to include their shares in future registration statements we file. In accordance with an agreement with PAR Investment Partners, L.P., we have filed a shelf registration statement covering 1,750,000 shares of common stock and we are to keep the registration statement in effect until no later than December 13, 2008. Upon any of these registrations, these shares would be freely tradable in the public market without restrictions. If these stockholders exercise these or other similar rights under the investors agreement to sell substantial amounts common stock in the public market, or if it is perceived that such exercise or sale could occur, the market price of our common stock may fall.

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

        Our principal base of operations in Las Vegas is Terminal 1 at McCarran International Airport. We share the terminal with several other carriers. We currently lease two gates, and have access to additional gates in the terminal. We believe we can operate ten departures per day per gate giving us current capacity to operate up to 20 departures per day on our leased gates and additional departures per day on the gates we have access to use. While we currently have sufficient gate space to accommodate our near term requirements, we believe gate space may become more difficult to obtain due to growth expected at McCarran. We also lease space at the cargo area on the field at McCarran which is used for line maintenance operations. We currently rely on the availability of overnight aircraft parking space at the Las Vegas airport. However, due to the anticipated growth of McCarran, we may encounter difficulty in obtaining sufficient overnight aircraft parking space in the future. Over time, this may result in our having to overnight more of our aircraft in other cities, which may increase our costs.

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

        We use two gates at the St. Petersburg-Clearwater International Airport. We believe we have access to sufficient gate space to accommodate several years of growth at this airport.

        We are the only carrier providing scheduled service at Phoenix-Mesa Gateway Airport in Phoenix based on currently published schedules. We believe we have access to sufficient gate space to accommodate several years of growth at the airport.

        Our principal base of operations in Ft. Lauderdale is Terminal 2 at Ft. Lauderdale-Hollywood International Airport. We have non-exclusive use of one gate at this airport. While we have sufficient gate space to accommodate our near-term requirements, gate space at Ft. Lauderdale is at a premium, as is space for parking aircraft overnight and operational space in general. While we believe that we will be able to accommodate our near-term Ft. Lauderdale growth plans, the space constraints may limit our growth or operations in the future.

        Our primary corporate offices are located in Las Vegas, where we lease 16,225 square feet of space under a lease that expires in June 2009. We also lease 18,500 square feet of office space near the airport where our maintenance, in-flight and training staff are located, under a lease that expires in September 2010.

        In May 2007, we entered into a lease for approximately 58,000 square feet of office space in a building to be constructed in Las Vegas, Nevada. We will combine all of our Las Vegas off-airport operations into this office and the landlord has agreed to assume the balance of our two existing leases in Las Vegas. We expect to be able to occupy the new office as early as May 2008. The lease has a ten-year term with two five-year renewal options, but we have the right to terminate the lease after seven years and the right to purchase the building from the landlord after the third year of the lease. The initial base rental is approximately $1.3 million per year and is subject to escalation. We are also responsible for our share of common area maintenance charges. The landlord is a partnership in which certain of our officers and directors own significant interests as limited partners.

        We also lease 5,000 square feet of space in Reno, Nevada, for our call center under a month to month lease and additional space near the Las Vegas airport for our commissary and parts warehouse, under a lease that expires in August 2009.

Item 3.    Legal Proceedings

        We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

        Our common stock has been quoted on the Nasdaq Global Market or the Nasdaq Global Select Market since December 8, 2006. On March 5, 2008, the last sale price of our common stock was $27.65 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	HIGH	LOW
December 8, 2006—December 31, 2006	$28.79	$24.00
First Quarter 2007	$36.51	$25.83
Second Quarter 2007	$35.65	$27.53
Third Quarter 2007	$34.00	$27.56
Fourth Quarter 2007	$38.74	$29.90

        As of February 1, 2008, there were fewer than 600 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(a)	286,367	$14.35	2,578,830
Equity compensation plans not approved by security holders(b)	162,500	$4.40	N/A
Total	448,867	$10.75	2,578,830

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards issued. In addition to the above, there are 80,476 shares of nonvested restricted stock.

(b)
The shares shown as being issuable under equity compensation plans not approved by our security holders consist of the warrants granted to the placement agent in our private placement completed in May 2005.

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

Use of Proceeds from Initial Public Offering

        On December 13, 2006, we consummated the initial public offering of our common stock, $0.001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-134145) that was declared effective by the Securities and Exchange Commission on December 8, 2006. The aggregate net proceeds to us from the offering were approximately $94.5 million after deducting underwriting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering.

        Approximately $0.9 million of the proceeds were applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft. As of December 31, 2007, we have used $42.1 million of the proceeds of our initial public offering for capital expenditures.

Our Repurchases of Equity Securities

        The following table reflects our repurchases of our common stock during the fourth quarter of 2007. All stock repurchases were made from employees who received restricted stock grants simultaneously with our initial public offering in December 2006. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by the Company. The stock repurchases consisted of all or a portion of the restricted stock grant vesting in December 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	None	N/A	None	N/A
November 2007	None	N/A	None	N/A
December 2007	20,223	$32.00	None	None

Total	20,223	$32.00	None	None

Stock Price Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 8, 2006 (the date our common stock was first traded) and ending on the last day of 2007. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 8, 2006, and further assumes the reinvestment of all dividends. The December 8, 2006 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from December 8, 2006 to December 31, 2007, is not necessarily indicative of future results.

	12/08/06	12/31/06	12/31/07
ALGT	$100.00	$155.89	$178.56
Nasdaq Composite Index	$100.00	$99.09	$108.82
AMEX Airline Index	$100.00	$99.23	$58.39

        The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6.    Selected Financial Data

        The following financial information for each of the five years ended December 31, 2007, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

	For the year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Operating revenue:
Scheduled service revenue	$258,943	$178,349	$90,664	$46,236	$22,515
Fixed fee contract revenue	35,378	33,743	30,642	40,987	26,569
Ancillary revenue	64,988	31,258	11,194	3,142	886
Other revenue	1,264	—	—	—	—

	360,573	243,350	132,500	90,365	49,970

Operating expenses:
Aircraft fuel	152,149	101,561	52,568	27,914	11,755
Salary and benefits	50,761	34,950	21,718	15,379	8,176
Station operations	33,724	24,866	14,090	13,608	8,042
Maintenance and repairs	25,764	19,482	9,022	9,367	6,136
Sales and marketing	12,803	9,293	5,625	3,548	2,385
Aircraft lease rentals	3,004	5,102	4,987	3,847	3,137
Depreciation and amortization	15,992	10,584	5,088	2,183	1,181
Other	22,316	14,959	10,901	8,441	6,258

Total operating expenses	316,513	220,797	123,999	84,287	47,070

Operating income	44,060	22,553	8,501	6,078	2,900

Other (income) expense:
(Gain)/loss on fuel derivatives, net	(2,613)	4,193	(612)	(4,438)	(314)
Earnings from joint venture, net	(457)	—	—	—	—
Other expense (income), net	63	—	—	—	(913)
Interest income	(9,161)	(2,973)	(1,225)	(30)	(9)
Interest expense	5,523	5,517	3,009	1,399	831

Total other (income) expense	(6,645)	6,737	1,172	(3,069)	(405)

Income before income taxes	50,705	15,816	7,329	9,147	3,305

Provision for income taxes:
Recognition of net deferred tax liabilities upon C-corporation conversion	—	6,425	—	—	—
Tax provision, current year	19,196	651	37	12	1

Net income	$31,509	$8,740	$7,292	$9,135	$3,304

Earnings per share:
Basic	$1.56	$1.23	$1.11	$1.36	$0.49
Diluted(1)	$1.53	$0.52	$0.56	$1.36	$0.49

(1)
The number of weighted average diluted shares outstanding for purposes of calculating 2005 earnings per share includes our redeemable convertible preferred shares as if converted on a one-for-one basis into common shares. The dilutive effect of common stock subject to outstanding options and warrants to purchase shares of common stock for 2005 is not material. The dilutive effect of common stock subject to unvested restricted stock for 2006 was not material.

	For the year ended December 31,
	2007	2006	2005	2004	2003
OTHER FINANCIAL DATA:
Operating margin	$44,060	$22,553	$8,501	$6,078	$2,900
Operating margin%	12.2%	9.3%	6.4%	6.7%	5.8%
Net cash provided by (used in):
Operating activities	$73,947	$34,746	$44,027	$10,484	$4,172
Investing activities	(68,927)	(1,607)	(47,706)	(9,675)	(7,380)
Financing activities	8,976	75,875	23,369	480	3,380

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$171,379	$136,081	$53,325	$1,569	$280
Total assets	405,425	305,726	170,083	65,474	32,689
Long term debt (including capital leases)	72,146	72,765	59,747	31,992	18,981
Redeemable convertible preferred shares	—	—	39,540	—	—
Stockholders' equity	210,331	153,471	14,607	9,493	355

	For the year ended December 31,
	2007	2006	2005	2004	2003
Operating statistics (unaudited):
Total system statistics:
Passengers	3,264,506	2,179,367	1,199,547	840,939	472,078
Revenue passenger miles (RPMs) (thousands)	3,140,927	2,251,341	1,295,633	914,897	436,740
Available seat miles (ASMs) (thousands)	3,865,337	2,871,071	1,674,376	1,218,560	614,280
Load factor	81.3%	78.4%	77.4%	75.1%	71.1%
Operating revenue per ASM (cents)	9.33	8.48	7.91	7.42	8.13
Operating expense per ASM or CASM (cents)	8.19	7.69	7.41	6.92	7.66
CASM, excluding fuel (cents)	4.25	4.15	4.27	4.63	5.75
Departures	28,788	20,074	11,646	8,369	5,307
Block hours	68,488	50,584	29,472	20,784	11,160
Average stage length (miles)	906	966	977	948	779
Average number of operating aircraft during period	27.8	20.8	13.3	8.0	4.8
Total aircraft in service end of period	32	24	17	9	7
Full-time equivalent employees at period end	1,180	846	596	391	282
Fuel gallons consumed (thousands)	66,035	47,984	28,172	19,789	10,490
Average fuel cost per gallon	$2.30	$2.12	$1.87	$1.41	$1.12
Scheduled service statistics:
Passengers	3,017,843	1,940,456	969,393	535,602	260,850
Revenue passenger miles (RPMs) (thousands)	2,844,358	1,996,559	1,029,625	517,301	202,997
Available seat miles (ASMs) (thousands)	3,423,783	2,474,285	1,294,064	694,949	274,036
Load factor	83.1%	80.7%	79.6%	74.4%	74.1%
Departures	25,088	16,634	8,388	4,803	2,553
Block hours	60,607	43,391	22,465	11,827	5,141
Yield (cents)	9.10	8.93	8.81	8.94	11.09
Scheduled service revenue per ASM (cents)	7.56	7.21	7.01	6.65	8.22
Ancillary revenue per ASM (cents)	1.90	1.26	0.87	0.45	0.32
Total revenue per ASM (cents)	9.46	8.47	7.87	7.11	8.54
Average fare—scheduled service	$85.80	$91.91	$93.53	$86.33	$86.31
Average fare—ancillary	$21.53	$16.11	$11.55	$5.87	$3.40
Average fare—total	$107.34	$108.02	$105.07	$92.19	$89.71
Average stage length (miles)	923	1,006	1,045	913	725
Percent of sales through website during period	86.6%	85.9%	81.0%	68.4%	53.2%

        The following terms used in this section and elsewhere in this annual report have the meanings indicated below:

        "Available seat miles" or "ASMs" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Average fuel cost per gallon" represents total aircraft fuel expense divided by the total number of fuel gallons consumed.

        "Average stage length" represents the average number of miles flown per flight.

        "Load factor" represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

        "Operating expense per ASM" or "CASM" represents operating expenses divided by available seat miles.

        "CASM, excluding fuel" represents operating expenses, less aircraft fuel, divided by available seat miles. Although CASM, excluding fuel is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to Operating Expenses as an indicator of our financial performance, this statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

        "Operating revenue per ASM" represents operating revenue divided by available seat miles.

        "Revenue passengers" represents the total number of passengers flown on all flight segments.

        "Revenue passenger miles" or "RPMs" represents the number of miles flown by revenue passengers.

        "Yield" represents scheduled service revenue divided by scheduled service revenue passenger miles.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2007, 2006 and 2005. Also discussed is our financial position as of December 31, 2007 and 2006. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

        Who We Are.    We are a leisure travel company. The focus of our business is a low-cost passenger airline marketed to leisure travelers in small cities. Our business model emphasizes low operating costs, diversified revenue sources, and the transport of passengers from small cities to leisure destinations. Our route network, pricing philosophy, product offering and advertising are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

        We provide service primarily to Las Vegas (Nevada), Phoenix (Arizona), Ft. Lauderdale (Florida), Orlando (Florida), and Tampa/St. Petersburg (Florida), five of the most popular leisure destinations in the United States. We have positioned our business to take advantage of current lifestyle and demographic trends in the U.S. we believe are positive drivers for the leisure travel industry. The most notable demographic shift occurring in the U.S. is the aging of the baby boomer generation as they enter their peak earning years and have more time and disposable income to spend on leisure travel. We believe a large percentage of our customers fall within the baby boomer demographic and we target these customers through the use of advertisements in more than 300 print circulations.

        Our Fleet.    The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31, 2007			December 31, 2006			December 31, 2005
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	24	4	28	22	0	22	9	6	15
MD87s	4	0	4	0	2	2	0	2	2

Total	28	4	32	22	2	24	9	8	17

(a)
Aircraft owned includes aircraft subject to capital leases as follows: December 31, 2007—7; December 31, 2006—5; December 31, 2005—1.

        Our Markets.    Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of December 31, 2007, we offered scheduled service from 53 small cities primarily into Las Vegas, Phoenix, Ft. Lauderdale, Orlando, and Tampa/St. Petersburg, including seasonal service. The following shows the number of destinations and small cities served as of the dates indicated:

	As of December 31,
	2007	2006	2005
Destinations	5	3	2
Small Cities	53	47	29

        Our Fiscal Year.    We operate on a calendar year ending on the last day in December. For convenience, we refer to the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005 as 2007, 2006 and 2005, respectively.

Our Operating Revenue

        Our operating revenue comprises both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

  •
  Scheduled service revenue.  Scheduled service revenue consists of nonstop flights between our leisure destinations and small cities.

  •
  Fixed fee contract revenue.  Our fixed fee contract revenue consists largely of fixed flying agreements with affiliates of Harrah's Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to Harrah's and others.

  •
  Ancillary revenue.  Our ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items sold in conjunction with our scheduled air service. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees.

  •
  Other revenue.  Other revenue is generated from leased out aircraft and flight equipment.

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

Our Operating Expenses

        A brief description of the items included in our operating expense line items follows. Our cost structure is highly variable as we consider our fixed costs to have represented only 3.92¢ of our operating expense per available seat mile ("CASM") in 2007, or 47.9% of our 2007 operating expenses.

        Aircraft fuel expense.    Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees. Under all of our fixed fee flying agreements, we are reimbursed by our customers if fuel exceeds a pre-determined cost per gallon, and these reimbursements are netted against fuel expense.

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

        Other expense.    Other expense includes the cost of passenger liability insurance, aircraft hull insurance, and all other insurance policies except for employee welfare insurance. Additionally, this expense includes employee bonuses, travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes and all other administrative and operational overhead expenses not included in other line items above.

Trends and Uncertainties Affecting Our Business

        We believe our financial success is driven by variable factors that affect airlines and their markets, and by trends affecting the travel industry. The following discussion describes certain key factors we believe may affect our future performance.

Demographics and Consumer Behavior

        The airline industry is influenced by lifestyle and demographic trends, and the performance of the broader U.S. economy. We believe the current demographic and lifestyle trends are positive drivers of the leisure travel industry. The aging of the baby boomers as they enter their peak earning years with more disposable income has had a positive impact on growing consumer demand for leisure travel.

Aircraft Fuel

        The airline industry is heavily dependent on the use of jet fuel and fuel costs represent a significant portion of the total operating expenses for airlines. Fuel costs have been subject to wide price fluctuations. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost and future availability of fuel cannot be predicted with any degree of certainty. In the fourth quarter of 2007, our average cost per gallon was $2.64 compared to $2.32 for the third quarter of 2007. Partly in response to these recent higher fuel costs, we eliminated service on eight long-haul routes and reduced frequency on other long-haul routes as of December 31, 2007.

Labor

        The airline industry is heavily unionized and the wages and benefits of unionized airline industry employees are determined by collective bargaining agreements. Conflicts between unionized airlines and their unions can lead to work slowdowns or stoppages. We currently have a non-unionized work force and are not subject to collective bargaining agreements at the present time. Our pilots and flight attendants have formed in-house associations to negotiate matters of concern with us. Further attempts are possible to unionize our flight attendants as the waiting period required by the National Mediation Board (NMB) has elapsed since the prior rejection of union representation on December 4, 2006. If our employees were to unionize in the future and we were unable to reach agreement on the terms of their collective bargaining agreement, or we were to experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruption by organized labor groups protesting our non-union status. Any of these events could have an adverse effect on our future results.

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

RESULTS OF OPERATIONS

        The table below presents our operating expenses as a percentage of operating revenue for the last three fiscal years.

	2007	2006	2005
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Aircraft fuel	42.2	41.7	39.7
Salary and benefits	14.1	14.4	16.4
Station operations	9.4	10.3	10.7
Maintenance and repairs	7.1	8.0	6.8
Sales and marketing	3.6	3.8	4.2
Aircraft lease rentals	0.8	2.1	3.8
Depreciation and amortization	4.4	4.3	3.8
Other	6.2	6.1	8.2

Total operating expenses	87.8%	90.7%	93.6%

2007 Compared to 2006

Summary

        We recorded total operating revenue of $360.6 million, income from operations of $44.1 million and net income of $31.5 million for 2007. By comparison, in 2006, we recorded total operating revenue of $243.4 million, income from operations of $22.6 million and net income of $8.7 million.

        As of December 31, 2007, we had a fleet of 35 aircraft with 32 in service compared with a fleet of 26 aircraft with 24 in service as of December 31, 2006. The growth of our fleet enabled a 34.6% increase in available seat miles ("ASMs") for 2007 compared to 2006 as departures increased by 43.4% and average stage length decreased by 6.2%.

        Scheduled service ASMs in 2007 represented 88.6% of total ASMs compared to 86.2% in 2006 as scheduled service ASMs increased by 38.4% while fixed fee contract flying ASMs increased by 11.3%.

Operating Revenue

        Our operating revenue increased 48.2%, or $117.2 million, to $360.6 million in 2007 from $243.4 million in 2006. This was driven by a 39.5% increase in total system revenue passenger miles ("RPMs") and a 10.0% increase in revenue per ASM ("RASM").

        Scheduled service revenue.    Scheduled service revenue increased 45.2%, or $80.6 million, to $258.9 million in 2007 from $178.3 million in 2006 due to a 42.5% increase in scheduled service RPMs. Yield increased 1.9% year-over-year in 2007 due to a 8.3% shorter scheduled stage length offset by the dilutive effect of introductory pricing on 12 new routes to Las Vegas, eight new routes to Orlando and four new routes to Tampa/St. Petersburg that started during 2007. Introductory pricing for routes to our two new leisure destinations of Phoenix and Ft. Lauderdale in the fourth quarter 2007 also impacted yield in 2007. The decrease in average stage length coupled with an increase in load factor of 2.4 percentage points resulted in a 4.9% increase in scheduled service RASM from 7.21¢ to 7.56¢.

        Fixed fee contract revenue.    Fixed fee contract revenue increased 4.8%, or $1.7 million, to $35.4 million in 2007 up from $33.7 million in 2006. Fixed fee revenues increased principally because of increased flying for Harrah's Entertainment Inc. during 2007.

        Ancillary revenue.    Ancillary revenue increased 107.9% to $65.0 million in 2007 up from $31.3 million in 2006. The increase in ancillary revenue was due to a 55.5% increase in scheduled service passengers and a 33.6% increase in ancillary revenue per passenger from $16.11 to $21.53 due primarily to the introduction of several new products.

        Other revenue.    Lease revenue was generated during 2007 of $1.3 million related to the purchase of eight engines while on lease to another airline. The engines were returned to us in October with no subsequent lease revenue recognized.

Operating Expenses

        Our operating expenses increased by 43.4%, or $95.7 million, to $316.5 million in 2007 compared to $220.8 for 2006.

        In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as CASM, for the indicated periods. In addition, the table presents CASM, excluding fuel, which represents operating expenses, less aircraft fuel, divided by available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors which are beyond our control.

	Year Ended December 31,
					Percentage Change
	2007		2006
Aircraft fuel	3.94	¢	3.54	¢	11.3%
Salary and benefits	1.31		1.21		8.3
Station operations	0.87		0.87		—
Maintenance and repairs	0.67		0.68		(1.5)
Sales and marketing	0.33		0.32		3.1
Aircraft lease rentals	0.08		0.18		(55.6)
Depreciation and amortization	0.41		0.37		10.8
Other	0.58		0.52		11.5
Operating expense per ASM ("CASM")	8.19	¢	7.69	¢	6.5%
CASM, excluding fuel	4.25	¢	4.15	¢	2.4%

        Aircraft fuel expense.    Aircraft fuel expense increased 49.8%, or $50.6 million, to $152.1 million in 2007 up from $101.6 million in 2006. This change was due to a 37.6% increase in gallons consumed due primarily to a 34.6% increase in ASMs and an 8.5% increase in the average cost per gallon to $2.30 per gallon during 2007 compared to $2.12 per gallon in 2006.

        Salary and benefits expense.    Salary and benefits expense increased 45.2%, or $15.8 million, to $50.8 million in 2007 up from $35.0 million in 2006. This increase is largely attributable to a 39.5% increase in full-time equivalent employees to support our growth. We employed approximately 1,180 full-time equivalent employees as of December 31, 2007, compared to 846 full-time equivalent employees as of December 31, 2006.

        Station operations expense.    Station operations expense increased 35.6%, or $8.9 million, to $33.7 million in 2007 compared to $24.9 million in 2006. On a CASM basis, station operations has remained flat since the expense increase during 2007 was in line with our ASM growth.

        Maintenance and repairs expense.    Maintenance and repairs expense increased by 32.3%, or $6.3 million, to $25.8 million in 2007 up from $19.5 million in 2006. The increase in maintenance and repairs expense is largely attributed to the cost from heavy maintenance checks during 2007 compared to 2006 as both years we had 14 checks performed, along with increase in routine line maintenance from the growth of our fleet. Maintenance and repairs CASM declined 1.5% as certain maintenance expenses were spread over a larger base of ASMs.

        Sales and marketing expense.    Sales and marketing expense increased 37.8%, or $3.5 million, to $12.8 million in 2007 compared to $9.3 million in 2006. The increase is a result of the advertising and credit card discount fees associated with the 45.2% increase in scheduled service revenue.

        Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 41.1%, or $2.1 million, to $3.0 million in 2007 from $5.1 million in 2006. On a CASM basis, aircraft lease rentals expense decreased 55.6% to 0.08¢ in 2007 down from 0.18¢ in 2006 due to an increase in the percentage of owned versus leased aircraft.

        Depreciation and amortization expense.    Depreciation and amortization expense was $16.0 million in 2007 compared to $10.6 million in 2006. The increase of 51.1% was primarily attributable to the number of in-service aircraft owned or subject to capital leases which increased from 22 as of December 31, 2006 to 28 as of December 31, 2007, as well as the purchase of rotable parts to support the operating fleet.

        Other expense.    Other expense increased by 49.2% to $22.3 million in 2007 compared to $15.0 million in 2006 due mainly to increased employee bonuses, aviation insurance, facilities and training expenses associated with our Company's growth, along with additional administrative requirements resulting from being a public company.

Other (Income) Expense

        Other (income) expense changed from a net other expense amount of $6.7 million in 2006 to a net other income amount of $6.6 million in 2007. This change is primarily attributable to two factors: (1) a loss on fuel derivatives of $4.2 million in 2006 compared to a gain on fuel derivatives of $2.6 million in 2007 and (2) an increase in interest income from $3.0 million in 2006 to $9.2 million in 2007 as a result of increased cash balances. We recognized a $1.6 million loss in 2006 on the mark-to-market adjustment for our open fuel derivative contracts and we recognized $2.6 million in net losses for contracts settled in 2006. By contrast, we recognized a $1.7 million gain in 2007 on the mark-to-market adjustment for our open derivative contracts and we recognized $0.9 million in net gains for contracts settled in 2007.

Income Tax Expense

        Income tax expense for 2007 was $19.2 million as our effective income tax rate for the period was 37.9%. Prior to our reorganization into a corporation at the time of our initial public offering on December 13, 2006, we did not pay corporate federal income tax at the entity level and therefore, we did not incur any federal income tax prior to the initial public offering date. The income tax expense for 2006 was impacted by a $6.4 million charge to recognize deferred tax liabilities due to the tax reorganization carried out in connection with our initial public offering.

2006 Compared to 2005

Summary

        We recorded total operating revenue of $243.4 million, income from operations of $22.6 million and net income of $8.7 million for 2006. By comparison, in 2005, we recorded total operating revenue of $132.5 million, income from operations of $8.5 million and net income of $7.3 million.

        As of December 31, 2006, we had a fleet of 26 aircraft with 24 in service compared with a fleet of 22 aircraft with 17 in service as of December 31, 2005. The growth of our fleet enabled a 71.5% increase in available seat miles for 2006 compared to 2005 as departures increased by 72.4% and average stage length decreased by 1.1%.

        Substantially all of our ASM growth in 2006 compared to 2005 was in scheduled service which represented 86.2% of total ASMs in 2006 compared to 77.3% in 2005. Fixed fee contract flying ASMs increased by 4.3%, and scheduled service ASMs increased by 91.2%.

Operating Revenue

        Our operating revenue increased 83.7%, or $110.9 million, to $243.4 million in 2006 from $132.5 million in 2005. This was driven by a 73.8% increase in RPMs and a 7.2% increase in RASM.

        Scheduled service revenue.    Scheduled service revenues increased 96.7%, or $87.7 million, to $178.3 million in 2006 from $90.7 million in 2005 due to a 93.9% increase in scheduled service RPMs. Yield increased 1.4% in 2006 versus 2005 due to a 3.7% shorter scheduled stage length and the dilutive effect of introductory pricing on 11 new routes to Las Vegas, nine new routes to Orlando and 12 new routes to Tampa/St. Petersburg started during 2006. The decrease in average stage length coupled with an increase in load factor of 1.1 percentage points resulted in a 2.9% increase in scheduled service RASM from 7.01¢ to 7.21¢.

        Fixed fee contract revenue.    Fixed fee contract revenues increased 10.1%, or $3.1 million, to $33.7 million in 2006 up from $30.6 million in 2005. Revenues increased because of a short-term contract running from May through August 2006.

        Ancillary revenue.    Ancillary revenues increased 179.2% to $31.3 million in 2006 up from $11.2 million in 2005. The increase in ancillary revenue was due to a 100.2% increase in scheduled service passengers and a 39.5% increase in ancillary revenue per passenger from $11.55 to $16.11 due primarily to the sale of several new products.

Operating Expenses

        Our operating expenses increased by 78.1%, or $96.8 million, to $220.8 million in 2006 up from $124.0 million during the same period in 2005.

        The following table represents our unit costs, CASM, for the indicated periods:

	Year Ended December 31,				Percentage
	2006		2005		Change
Aircraft fuel	3.54	¢	3.14	¢	12.7%
Salary and benefits	1.21		1.30		(6.9)
Station operations	0.87		0.84		3.6
Maintenance and repairs	0.68		0.54		25.9
Sales and marketing	0.32		0.34		(5.9)
Aircraft lease rentals	0.18		0.30		(40.0)
Depreciation and amortization	0.37		0.30		23.3
Other	0.52		0.65		(20.0)
Operating expense per ASM ("CASM")	7.69	¢	7.41	¢	3.8%
CASM, excluding fuel	4.15	¢	4.27	¢	(2.8)%

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

        Other expense.    Other expense increased by 37.2% to $15.0 million in 2006 compared to $10.9 million in 2005 due mainly to increased aviation insurance, administrative, facilities and training expenses associated with our company's growth.

Other (Income) Expense

        Other expense increased from $1.2 million in 2005 to $6.7 million in 2006. This change was attributable to three factors: (1) net gain on fuel derivatives of $0.6 million in 2005 compared to a loss of $4.2 million in 2006, (2) an increase in interest expense from $3.0 million in 2005 to $5.5 million in 2006 relating to interest on aircraft purchased and acquired under capital leases during the period and (3) an increase in interest income from $1.2 million in 2005 to $3.0 million in 2006 as a result of increased cash and short-term investment balances.

        Our fuel derivative contracts do not qualify for hedge accounting under Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, we recognize changes in the fair value of our derivatives when they occur, as a component of other (income) expense. We recognize gain or loss from a mark-to-market adjustment at the end of each period, which estimates as of that date the future value of open contracts which will settle in subsequent periods. Gain or loss is also recognized as contracts settle and the amount can vary depending on the market value of fuel at that time. We recognized a $2.4 million loss in 2005 on the mark-to-market adjustment for our open fuel derivative contracts and we recognized $3.0 million in net gains for contracts settled in 2005. By contrast, we recognized a $1.6 million loss in 2006 on the mark-to-market adjustment for our open fuel derivative contracts and we recognized $2.6 million in net losses for contracts settled in 2006. The change from an overall gain on fuel derivatives to a loss from 2005 to 2006 is due to the fact that fuel prices predominantly increased during 2005 and decreased during the second half of 2006, along with an increase in the amounts hedged during 2006.

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

Current Liquidity

        Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $186.8 million, $147.3 million and $58.2 million at December 31, 2007, 2006 and 2005, respectively. Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts, and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Short-term investments represent marketable securities which are available for sale. During 2007 and 2006, our restricted cash balances increased by $4.2 million and $6.4 million, respectively, as a result of increased letters of credit issued to our hotel vendors.

        Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

        Operating activities.    Cash flows provided by operations for 2007 were $74.0 million compared to $34.7 million in 2006. This increase in cash flows provided by operations is primarily the result of increases in operating income and in passenger bookings for future travel. During 2006, cash flows provided by operations decreased from $44.0 million provided in 2005. This decrease was due to changes in air traffic liability related to future travel and increased cash collateral requirements used to secure additional room capacity with our hotel partners offset by increases in net income, noncash depreciation and amortization, and deferred income taxes related to the conversion from a limited liability company to a C-corporation.

        Investing activities.    Cash used by investing activities totaled $68.9 million for 2007, compared to $1.6 million in 2006. Purchases of available for sale securities and capital expenditures for aircraft and equipment related to expanding our aircraft fleet constituted the primary uses of cash for investing activities. During 2007, we used cash of $42.1 million for the purchase of property and equipment and $21.3 million for the purchase of available for sale securities, net of maturities. The property and equipment purchases in 2007 included an equipment package made up of eight engines and one airframe, two aircraft previously under operating lease, two aircraft purchased free and clear, and two other aircraft purchased with partial financing. During 2006, we expended $27.8 million in cash for purchase of property and equipment and were provided $26.2 million in cash from the maturities of available for sale securities, net of purchases.

        Financing activities.    Cash provided by financing activities totaled $9.0 million for 2007, compared to $75.9 million in 2006. Financing activities in 2007 primarily consisted of the proceeds from our secondary offering of our stock of $22.3 million, offset by debt repayments related to aircraft financing and capital lease obligations. During 2006, we generated cash from the issuance of common stock in connection with our initial public offering of $94.5 million, net of offering expenses, which was offset by debt repayments of $14.1 million.

Debt

        Of the 35 aircraft we have accepted delivery of as of December 31, 2007, we had secured debt financing on 14 aircraft and capital lease financing on seven aircraft. We financed the purchase of 14 aircraft with notes for an aggregate initial borrowed amount of $43.8 million, which are scheduled to mature between 2008 and 2011. The equipment notes bear interest at fixed rates between 6.0% and 9.0% with principal and interest payable monthly. Each note is secured by a first mortgage on the aircraft to which it relates.

        We have a commitment to purchase two additional MD-88 aircraft with seller financing for delivery prior to the end of the second quarter of 2008.

Commitments and Contractual Obligations

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2007 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years
Long term debt obligations(1)	$50,378	$14,956	$27,831	$7,591	$—
Capital lease obligations	32,760	8,220	17,580	6,960	—
Operating lease obligations(2)	27,008	4,673	7,003	4,824	10,508
Aircraft purchase obligations(3)	14,150	14,150	—	—	—

Total future payments on contractual obligations	$124,296	$41,999	$52,414	$19,375	$10,508

(1)
Long-term debt obligations include scheduled interest payments.

(2)
Operating lease obligations include aircraft operating leases and leases of airport station property and office space.

(3)
Aircraft purchase obligations include four aircraft. Two of these aircraft are currently under operating leases with forward purchase agreements to take delivery and purchase at the end of the lease term in July 2008. Also included are two other aircraft for which we have a commitment to purchase with seller financing for delivery prior to the end of the second quarter 2008. The amount of aircraft purchase obligations in the table include the entire purchase price of the aircraft.

OFF-BALANCE SHEET ARRANGEMENTS

        We have significant obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet. As of December 31, 2007, four of the 35 aircraft in our fleet (of which 32 were in revenue service) were subject to operating leases. The operating lease terms for two of these aircraft expire in 2008 and remaining two expire in 2011. We have entered into a forward purchase agreement on the two operating leases that expire in 2008, which expect to be effective in July 2008 and are subject to customary closing conditions.

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

        Ancillary revenues are generated from the sale of hotel rooms and rental cars, advance seat assignments, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are recognized at the time the room is occupied or rental car utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force ("EITF") No. 00-21: Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees and are reported in accordance with EITF No. 99-19: Reporting Revenue Gross As A Principal Versus Net As An Agent. Revenues from change fees imposed on passengers for making changes to nonrefundable tickets are recognized as they occur. Revenues from our travel protection product for unlimited changes to nonrefundable tickets are recognized at the time of purchase.

        Other revenue is generated from leased out aircraft and flight equipment. Lease revenue is recognized on a straight-line basis over the lease term.

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

        The maintenance deposits paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as deposits on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Maintenance deposits totaled $6.4 million and $2.8 million as of December 31, 2007 and December 31, 2006, respectively. Any amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft lease rentals.

        In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

  1)
  At the time of delivery of each aircraft under lease, we evaluate the aircraft's condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

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

        We review this asset (the maintenance deposits) for potential impairment in the preparation of our financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2007, 2006 or 2005.

        Fuel Derivatives.    We account for fuel derivatives pursuant to the provisions of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Since we have not historically qualified for hedge accounting, changes in the fair value of these derivative contracts are required to be included in "Other (income) expense."

        Short-term Investments.    We maintain a liquid portfolio of investments that are available for current operations and to satisfy on-going obligations. We have classified our short-term investments as "available for sale" and accordingly, unrealized gains or losses are reported as a component of comprehensive income in stockholders' equity.

        Share-based compensation.    We have issued common stock, restricted stock and stock options to executives and employees pursuant to our long-term incentive plan and warrants to the placement agent involved in our May 2005 issuance of redeemable convertible preferred shares.

        Prior to January 1, 2006, we accounted for our share based compensation pursuant to the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employees, FIN No. 44 Accounting for Certain Transactions involving Stock Compensation an Interpretation of APB No. 25 and SFAS No. 123, Accounting For Stock-Based Compensation. In addition, for equity based instruments issued to non-employees, we apply the guidance in EITF 96-18 Accounting For Equity Instruments that are issued to other than Employees for acquiring, or in conjunction with selling, goods or services.

        We adopted SFAS No. 123(R), Share Based Payment as of January 1, 2006, which requires the recording of stock-based compensation expense over the requisite service period using a fair value approach similar to the prior pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Determining the fair value requires judgment, and we use the Black-Scholes valuation model for equity instruments issued. The most significant judgments required in connection with the use of the Black-Scholes valuation model are the assumptions of volatility of our common stock and the estimated term over which our stock options will be outstanding. We determine these assumptions from a peer group of publicly traded airline companies due to our lack of historical information regarding our own stock price volatility and option exercise behavior. Before our stock was publicly traded, we measured fair value based on a variety of metrics including the share price of a peer group for both publicly traded airline companies and airline stock prices in general, consultation with third parties such as our investment advisors and outside consultants and individual attributes of our Company including our then existing financial condition as well as future operating prospects.

        In December 2006, we issued 100,000 restricted shares under our long-term incentive plan which were allocated as of the date of our initial public offering among our employees at the manager level or below. As required by SFAS No. 123(R), the fair value of the shares at the date of issuance was based on our initial offering price, and is being expensed ratably over the three-year vesting period. The total compensation expense from this restricted share grant will be $18.00 per share for a total expense of $1.8 million to be recognized over a three-year period.

        We have used our closing share price on the grant date as the fair value for all subsequent issuances of restricted stock.

Recent Accounting Pronouncements

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position does not meet a standard of more likely than not of being sustained by the taxing authority. The adoption of FIN 48 has not had a material effect on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for us as of January 1, 2008. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of SFAS 157 ("Proposed FSP"). The Proposed FSP would amend SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. We do not expect the adoption of SFAS 157 to have a material effect on our consolidated financial statements. We have not determined the effect on our consolidated financial statements of the adoption of SFAS 157 for those items within the scope of the Proposed FSP.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurements, is also adopted. We do not expect SFAS 159 to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the effect that the adoption of SFAS 160 will have on our consolidated financial statements.

Special Note about Forward-Looking Statements

        We have made forward-looking statements in this annual report on Form 10-K, and in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project" or similar expressions.

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Phoenix, Ft. Lauderdale, Orlando and Tampa/St. Petersburg from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, the competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

        Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2007 and 2006 represented approximately 48.1% and 46.0% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2007 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $14.9 million for the year ended December 31, 2007. While we are not currently pursuing fuel hedging programs, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of December 31, 2007 we had one fuel derivative contract outstanding with a fair value of less than $0.1 million. This contract settled in January 2008.

Interest Rates

        We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $144.4 million, and short term investments of $27.1 million at December 31, 2007. We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2007 and 2006, would have affected interest income from cash and investments by $0.9 million and $0.3 million, respectively.

        Our long term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of December 31, 2007, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Allegiant Travel Company:

        We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Allegiant Travel Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Allegiant Travel Company:

        We have audited Allegiant Travel Company and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 10, 2008

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$144,269	$130,273
Restricted cash	15,383	8,639
Short-term investments	27,110	5,808
Accounts receivable, net of allowance for doubtful accounts of $— at December 31, 2007 and December 31, 2006	9,084	5,750
Income tax receivable	6,228	—
Receivable from related parties attributable to tax distribution estimates	—	1,577
Expendable parts, supplies and fuel, net of allowance for obsolescence of $374 and $56 at December 31, 2007 and December 31, 2006, respectively	6,544	3,747
Prepaid expenses	14,718	8,162
Deferred income taxes	—	237
Other current assets	1,552	4,463

Total current assets	224,888	168,656
Property and equipment, net	171,170	131,214
Restricted cash, net of current portion	38	2,570
Investment in and advances to joint venture	1,976	—
Deposits and other assets	7,353	3,286

Total assets	$405,425	$305,726

Current liabilities:
Current maturities of notes payable	$11,955	$9,869
Current maturities of capital lease obligations	6,241	4,128
Current maturities of notes payable to related party	—	891
Accounts payable	21,302	17,409
Accrued liabilities	13,174	10,248
Air traffic liability	74,851	45,277
Deferred income taxes	456	—

Total current liabilities	127,979	87,822
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	31,890	36,737
Capital lease obligations, net of current maturities	22,060	21,140
Deferred income taxes	13,165	6,556

Total liabilities	195,094	152,255

Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,738,387 shares issued and outstanding as of December 31, 2007 and 19,795,933 shares issued and outstanding as of December 31, 2006	21	20
Additional paid in capital	159,863	134,359
Accumulated other comprehensive income	13	4
Retained earnings	50,434	19,088

Total stockholders' equity	210,331	153,471

Total liabilities and stockholders' equity	$405,425	$305,726

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUE:
Scheduled service revenue	$258,943	$178,349	$90,664
Fixed fee contract revenue	35,378	33,743	30,642
Ancillary revenue	64,988	31,258	11,194
Other revenue	1,264	—	—

Total operating revenue	360,573	243,350	132,500

OPERATING EXPENSES:
Aircraft fuel	152,149	101,561	52,568
Salary and benefits	50,761	34,950	21,718
Station operations	33,724	24,866	14,090
Maintenance and repairs	25,764	19,482	9,022
Sales and marketing	12,803	9,293	5,625
Aircraft lease rentals	3,004	5,102	4,987
Depreciation and amortization	15,992	10,584	5,088
Other	22,316	14,959	10,901

Total operating expense	316,513	220,797	123,999

OPERATING INCOME	44,060	22,553	8,501

OTHER (INCOME) EXPENSE:
(Gain)/loss on fuel derivatives, net	(2,613)	4,193	(612)
Earnings from joint venture, net	(457)	—	—
Other expense	63	—	—
Interest income	(9,161)	(2,973)	(1,225)
Interest expense	5,523	5,517	3,009

Total other (income) expense	(6,645)	6,737	1,172

INCOME BEFORE INCOME TAXES	50,705	15,816	7,329
PROVISION FOR INCOME TAXES	19,196	7,076	37

NET INCOME	$31,509	$8,740	$7,292

Earnings Per Share:
Basic	$1.56	$1.23	$1.11

Diluted	$1.53	$0.52	$0.56

Unaudited net income per share data(1):
Basic pro-forma net income per share		$1.43	$0.70

Diluted pro-forma net income per share		$0.60	$0.35

Weighted average shares outstanding:
Basic	20,243	7,092	6,557
Diluted	20,529	16,961	13,111

(1)
Prior to its December 2006 initial public offering, the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma income per share reflects income taxes as if the Company were organized as a Corporation effective January 1, 2006 and 2005, respectively. For 2006, the provision for income taxes includes a tax accrual for recognition of net deferred tax liabilities upon C-corporation conversion which results in lower actual income per share than pro-forma income per share.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock								Notes Receivable for Issuance of Common Stock
				Members' Contributed Capital	Accumulated Other Comprehensive Income	Deferred Compensation— restricted stock	Retained/ Undistributed Earnings (Deficit)	Less: Treasury Shares
	Shares	Par Value	APIC							Total
Balance at December 31, 2004	6,683	$—	$—	$1,766	$—	$—	$7,899	$(7)	$(165)	$9,493
Payments received on notes receivable for issuance of common shares	—	—	—	—	—	—	—	—	165	165
Distributions to members	—	—	—	—	—	—	(1,447)	—	—	(1,447)
Membership shares redeemed for cash	(250)	—	—	—	—	—	—	(1,000)	—	(1,000)
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	104	—	—	—	—	104
Net Income	—	—	—	—	—	—	7,292	—	—	7,292

Total comprehensive income										7,396

Balance at December 31, 2005	6,433	—	—	1,766	104	—	13,744	(1,007)	—	14,607
Warrants issued in connection with issuance of redeemable convertible preferred shares	—	—	—	329	—	—	—	—	—	329
Stock compensation expense	—	—	—	355	—	30	—	—	—	385
Distributions to members	—	—	—	—	—	—	(3,396)	—	—	(3,396)
Retirement of treasury shares	—	—	(1,007)	—	—	—	—	1,007	—	—
Merger of Allegiant Travel Company LLC into Allegiant Travel Company	—	6	2,474	(2,450)	—	(30)	—	—	—	—
Issuance of restricted stock	100	—	1,800	—	—	(1,800)	—	—	—	—
Proceeds from initial public offering, net of offering expenses	5,750	6	93,360	—	—	—	—	—	—	93,366
Conversion of redeemable convertible preferred shares	7,513	8	39,532	—	—	—	—	—	—	39,540
Comprehensive income:
Unrealized (loss) on short-term investments	—	—	—	—	(102)	—	—	—	—	(102)
Other	—	—	—	—	2	—	—	—	—	2
Net Income	—	—	—	—	—	—	8,740	—	—	8,740

Total comprehensive income										8,640

Balance at December 31, 2006	19,796	20	136,159	—	4	(1,800)	19,088	—	—	153,471

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands)

	Common Stock								Notes Receivable for Issuance of Common Stock
				Members' Contributed Capital	Accumulated Other Comprehensive Income	Deferred Compensation— restricted stock	Retained/ Undistributed Earnings (Deficit)	Less: Treasury Shares
	Shares	Par Value	APIC							Total
Balance at December 31, 2006	19,796	20	136,159	—	4	(1,800)	19,088	—	—	153,471
Reclassification of deferred compensation	—	—	(1,800)	—	—	1,800	—	—	—	—
Proceeds from secondary public offering, net of offering expenses	748	1	22,265	—	—	—	—	—	—	22,266
Stock compensation expense	—	—	1,006	—	—	—	—	—	—	1,006
Distributions to members	—	—	—	—	—	—	(163)	—	—	(163)
Issuance of restricted stock	22	—	—	—	—	—	—	—	—	—
Exercises of stock options	204	—	764	—	—	—	—	—	—	764
Tax benefit from stock option exercises	—	—	2,139	—	—	—	—	—	—	2,139
Shares repurchased and retired by the Company	(20)	—	(647)	—	—	—	—	—	—	(647)
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—	—	—
Other	—	—	(23)	—	—	—	—	—	—	(23)
Comprehensive income:								—	—	—
Unrealized gain on short-term investments	—	—	—	—	14	—	—	—	—	14
Other	—	—	—	—	(5)	—	—	—	—	(5)
Net income	—	—	—	—	—	—	31,509	—	—	31,509

Total comprehensive income										31,518

Balance at December 31, 2007	20,738	$21	$159,863	$—	$13	$—	$50,434	$—	$—	$210,331

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$31,509	$8,740	$7,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,992	10,584	5,088
Loss on aircraft and other equipment disposals	540	214	89
Provision for obsolescence of expendable parts, supplies and fuel	318	11	10
Deferred issuance cost amortization	—	437	—
Warrant amortization	—	107	—
Stock compensation expense	1,006	385	—
Deferred income taxes	7,309	6,319	—
Excess tax benefits from stock option exercises	(2,139)	—	—
Changes in certain assets and liabilities:
Restricted cash	(4,212)	(6,372)	7,428
Accounts receivable	(3,334)	992	(4,004)
Income tax receivable	(6,228)	—	—
Receivable from related parties	1,414	(1,577)	—
Expendable parts, supplies and fuel	(3,115)	(2,371)	150
Prepaid expenses	(6,556)	2,268	(4,801)
Other current assets	2,911	(1,736)	575
Accounts payable	6,032	3,251	8,957
Accrued liabilities	2,926	5,366	2,112
Air traffic liability	29,574	8,128	21,231
Refundable deposits	—	—	(100)

Net cash provided by operating activities	73,947	34,746	44,027

INVESTING ACTIVITIES:
Purchase of short-term investments	(27,110)	(35,530)	(41,062)
Maturities of short-term investments	5,788	61,690	9,100
Purchase of property and equipment	(42,132)	(27,833)	(15,060)
Proceeds from sale of property and equipment	570	—	1,582
Investment in joint venture, net	(1,976)	—	—
(Increase) decrease in lease and equipment deposits	(4,067)	66	(2,266)

Net cash used by investing activities	(68,927)	(1,607)	(47,706)

FINANCING ACTIVITIES:
Repurchase of membership units	—	—	(1,000)
Distributions to members	—	(3,396)	(1,447)
Proceeds from issuance of Series A redeemable convertible preferred shares	—	—	34,540
Deferred issuance costs-redeemable convertible preferred shares	—	—	(1,360)
Proceeds from issuance of common stock, net	22,265	93,366	—
Excess tax benefits from stock option exercises	2,139	—	—
Proceeds from exercise of stock options	764	—	—
Shares repurchased by the Company	(647)	—	—
Principal payments on notes payable	(9,961)	(10,035)	(5,568)
Principal payments on related party notes payable	(891)	(845)	(1,796)
Principal payments on capital lease obligations	(4,693)	(3,215)	—

Net cash provided by financing activities	8,976	75,875	23,369

Net change in cash and cash equivalents	13,996	109,014	19,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	130,273	21,259	1,569

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,269	$130,273	$21,259

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid, net of capitalized interest	$3,709	$4,670	$3,450

Income taxes paid	$16,685	$63	$37

Non-Cash Transactions:
Note payable issued for aircraft and equipment	$7,200	$27,111	$11,638

Conversion of Series A redeemable convertible preferred shares	$—	$34,540	$—

Conversion of Series B redeemable convertible preferred shares	$—	$5,000	$—

Retirement of 256,667 shares of treasury stock	$—	$1,007	$—

Acquisition of aircraft under capital leases	$7,726	$—	$28,530

Exchange of note payable from related party for Series B redeemable convertible preferred shares	$—	$—	$5,000

Warrants issued to replacement agent	$—	$—	$329

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

        Allegiant Travel Company is a leisure travel company providing scheduled passenger service primarily from small cities to the leisure destinations of Las Vegas, Nevada, Phoenix, Arizona, Ft. Lauderdale, Florida, Orlando, Florida and Tampa/St. Petersburg, Florida. The Company sells air travel on a stand alone basis or bundled with hotel rooms, rental cars and other travel related services. The Company also provides charter air service under long-term contracts as well as on a seasonal and ad-hoc basis. Because scheduled and chartered air services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling, flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not separately track expenses for the scheduled and chartered air services.

        As of December 31, 2007, the Company had a fleet of 35 MD80 series aircraft, of which 32 were in revenue service, and served 58 scheduled service cities. As of December 31, 2006, the Company had a fleet of 26 MD80 series aircraft, of which 24 were in revenue service, and served 50 scheduled service cities. The Company markets scheduled service products through direct advertising while charter services are sold directly or via brokers.

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

        AFH, Inc., a Nevada corporation, was formed in August 2006 and is a wholly owned subsidiary of Allegiant Travel Company. AFH, Inc. was formed to address fuel purchasing and storage opportunities.

        On December 13, 2006, the Company completed the initial public offering of its common stock. The Company issued 5,750,000 shares at $18.00 per share resulting in net proceeds of approximately $94,500. Prior to the completion of its initial public offering in December 2006, the Company converted from a Nevada limited liability company to a Nevada corporation. In connection with the conversion, the outstanding common shares and preferred shares were exchanged for shares of its common stock pursuant to the terms of a merger agreement with Allegiant Travel Company, LLC. The reorganization did not affect its operations, which it continued to conduct through its operating subsidiaries.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC and AFH, Inc., and its 50% owned subsidiary accounted for under the equity method, SFB Fueling LLC. All intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the prospective nature of these estimates, actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value. Restricted cash represents credit card deposits, escrowed funds under fixed fee flying contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Short-term Investments

        The Company's investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders' equity. Short-term investments consisted of the following:

	As of December 31, 2007				As of December 31, 2006
	Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$18,925	$—	$—	$18,925	$3,492	$16	$(10)	$3,498
Corporate bonds	8,179	6	—	8,185	2,310	—	—	2,310

Total	$21,704	$6	$—	$27,110	$5,802	$16	$(10)	$5,808

        For the years ended December 31, 2007, 2006 and 2005, proceeds from maturities of short-term investments totaled $5,788, $61,690, and $9,100, respectively.

        The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. There were no realized gains or losses for the periods presented as the Company held all short-term investments to maturity.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Short-term investments had the following maturities as of December 31, 2007:

Maturities	Amount
Year 2008	$27,110
Years 2009 through 2012	—
Years 2013 through 2017	—
Thereafter	—

Total	$27,110

        Short-term investments had the following maturities as of December 31, 2006:

Maturities	Amount
Year 2007	$3,498
Years 2008 through 2011	—
Years 2012 through 2016	2,008
Thereafter	302

Total	$5,808

        The Company has classified investments as short-term since it maintains a liquid portfolio of investments that are available for current operations.

Expendable Parts, Supplies and Fuel

        Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. An allowance for obsolescence has been recorded based upon historical results and management's expectations of future operations. Such inventories are charged to expense as they are used in operations.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft	10 years
Flight Equipment	5-7 years
Equipment and leasehold improvements	5-7 years

        Aircraft and jet engines have an estimated average residual value of 20% of original cost; other categories of property and equipment are assumed to have no residual value.

        Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Investment in joint venture

        AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. ("OSI") to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company accounts for the 50% interest in the joint venture agreement under the equity method. AFH, Inc.'s proportionate allocation of net income or loss is reported in the Company's consolidated statement of income in other income (expense) with adjustment to recorded investment in the Company's consolidated balance sheet.

Capitalized Interest

        Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company's average interest rate on long-term debt. Capitalization of interest ceases when the asset is ready for service. For the years ended December 31, 2007, 2006 and 2005, the Company incurred interest expense of $5,523, $5,517 and $3,009, respectively, net of capitalized interest of $0, $31 and $59 in 2007, 2006 and 2005, respectively.

Measurement of Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions and are subject to change.

Revenue Recognition

        Scheduled service revenue consists of passenger revenue involving limited frequency nonstop flights between our leisure destinations and small cities recognized when the travel-related service or transportation is provided or when the ticket expires unused. Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. Tickets sold, but not yet used, as well as unexpired credits, are included in air traffic liability.

        Fixed fee contract revenue consists largely of long term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Harrah's Entertainment Inc., Apple Vacations West, Inc. and others. Fixed fee contract revenues are recognized when the transportation is provided. Under certain

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

of the Company's fixed fee contracts, if fuel exceeds a predetermined cost per gallon, reimbursements are received from the customer and netted against fuel expense.

        Ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are recognized at the time the room is occupied or rental car is utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with EITF No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable tickets are recognized as they occur. Revenues from the Company's travel protection product for unlimited changes to nonrefundable tickets are recognized at the time of purchase.

        Other revenue is generated from leased out aircraft and flight equipment. Lease revenue is recognized on a straight-line basis over the lease term.

Concentration of Credit Risk

        Services provided to affiliates of Harrah's Entertainment Inc. and Apple Vacations West, Inc. separately did not exceed 10% of the Company's consolidated revenue for the year ended December 31, 2007 and 2006, respectively. Services provided to affiliates of Harrah's Entertainment Inc. exceeded 10% of the Company's consolidated revenue for the year ended December 31, 2005. For the years ended December 31, 2007, 2006 and 2005, the Company's contract relationships with these third parties accounted for 8%, 11% and 19% of consolidated revenues, respectively.

Financial Instruments

        The Company accounts for financial instruments under Statement of Financial Accounting Standards Board ("SFAS") No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended. Such instruments consist principally of fuel derivative contracts as described in Note 8—Financial Instruments and Risk Management.

Maintenance and Repair Costs

        Aircraft maintenance and repair costs.    The Company accounts for maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. Maintenance deposits paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as prepaid maintenance deposits, and then recognized as maintenance expense when the underlying maintenance is performed. These deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

reimburse the Company for the invoices initially paid by the Company for these maintenance events, they are reimbursed to the Company by the lessor. Under most of the Company's existing aircraft lease agreements, if the Company exercises the option to purchase the aircraft and there are excess maintenance deposit balances at the exercise date of the purchase option, any excess amounts are applied to the purchase price as an additional down payment. If at any point the Company determines it is not probable it will recover amounts retained by the lessor through future maintenance events, such amounts are expensed.

        The maintenance deposits paid under the Company's lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, the Company maintains the right to select any third-party maintenance provider. Therefore, the amounts paid as deposits are recorded on the balance sheet and then recognized as maintenance expense when the underlying maintenance is performed, in accordance with the Company's maintenance accounting policy. Maintenance deposits totaled $6.4 million and $2.8 million as of December 31, 2007 and 2006, respectively. Any amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft lease rentals.

        In determining whether it is probable maintenance deposits will be used to fund the cost of maintenance events, the Company conducts the following analysis:

  1)
  At the time of delivery of each aircraft under lease, the Company evaluates the aircraft's condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

  2)
  The Company projects future usage of the aircraft during the term of the lease based on its business and fleet plan.

  3)
  The Company estimates the cost of performing all required maintenance during the lease term. These estimates are based on the extensive experience of the Company's management and industry available data, including historical fleet operating statistic reports published by the Company's engine manufacturer, Pratt & Whitney.

        The Company has determined it is probable that all but an immaterial amount of the maintenance deposits would be used to pay the expected costs of maintenance events during the term of the aircraft leases.

        The Company reviews this asset (the maintenance deposits) for potential impairment in the preparation of its financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2007, 2006 or 2005.

Advertising Costs

        Advertising costs are charged to expense in the period incurred. Advertising expense was $4,948, $3,426 and $1,893 for the years ended December 31, 2007, 2006 and 2005, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Earnings per Share

        The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares and dollars in thousands):

	Year Ended December 31,
	2007	2006(1)	2005(2)
Numerator:
Net income	$31,509	$8,740	$7,292
Denominator:
Weighted-average shares outstanding	20,243	7,092	6,557
Weighted-average effect of dilutive securities:
Redeemable convertible preferred shares	—	9,398	6,554
Employee stock options	117	335	—
Stock purchase warrants	140	136	—
Restricted stock	29	—	—

Adjusted weighted-average shares outstanding, diluted	20,529	16,961	13,111

Net income per share, basic	$1.56	$1.23	$1.11

Net income per share, diluted	$1.53	$0.52	$0.56

(1)
For 2006, the dilutive effect of common stock subject to unvested restricted stock was not material.

(2)
For 2005, the dilutive effect of common stock subject to outstanding options and warrants to purchase shares of common stock was not material.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments, requiring the compensation cost relating to share-based payment transactions, be recognized in the Company's consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model, and is recognized as an expense over the employee's requisite service period (the vesting period of the equity award). The Company adopted SFAS 123(R) using the modified prospective method and accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options issued in 2005. The Company's stock-based employee compensation plan is more fully discussed in Note 9—Employee Benefit Plans.

        Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. No compensation cost has been recognized for stock option grants to employees in the accompanying consolidated financial statements for periods prior to January 1, 2006, as all options

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

granted had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

        The pro forma effects on net income and net income per share for all outstanding and unvested stock options are as follows:

Year Ended December 31, 2005
Net income as reported	$7,292
Stock option compensation expense determined under fair value method	(228)

Pro forma	$7,064

Income per share—basic:
As reported	$1.11

Pro forma	$1.08

Income per share—diluted:
As reported	$0.56

Pro forma	$0.54

Accumulated Comprehensive Income

        Comprehensive income is comprised of changes in the fair value of short-term investments and marketable securities deemed to be available for sale by management.

Newly Issued Accounting Pronouncements

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position does not meet a standard of more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of SFAS 157 ("Proposed FSP"). The Proposed FSP would amend SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

1. Summary of Significant Accounting Policies (Continued)

those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. The Company does not expect the adoption of SFAS 157 to have a material effect on the Company's consolidated financial statements. The Company has not yet determined the effect on the Company's consolidated financial statements that adoption of SFAS 157 will have for those items within the scope of the Proposed FSP.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurements, is also adopted. The Company does not expect adoption of SFAS 159 to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 141(R) will have on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 160 will have on its consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

2. Property and Equipment

        At December 31, 2007, the Company's fleet consisted of 35 MD80 series aircraft, 32 of which were in revenue service. The Company owns 24 of these aircraft while seven are subject to capital leases and four are subject to operating lease agreements. As of December 31, 2006, the Company's fleet consisted of 26 MD80 series aircraft, 24 of which were in revenue service.

	As of December 31,
	2007	2006
Aircraft:
Owned	$116,057	$88,886
Under capital lease agreements	36,286	28,561

	152,343	117,447
Flight equipment	45,697	29,063
Equipment and leasehold improvements	7,039	3,537

Total property and equipment	205,079	150,047
Less accumulated depreciation and amortization	(33,909)	(18,833)

Property and equipment, net	$171,170	$131,214

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $15,992, $10,584 and $5,088, respectively.

3. Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
Accrued aircraft lease rentals	$563	$255
Accrued interest payable	146	177
Accrued salaries, wages and benefits	7,441	4,142
Other	5,024	5,674

Total accrued liabilities	$13,174	$10,248

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

4. Long-Term Debt

        Long-term debt, including capital lease obligations, consists of the following:

	As of December 31, 2007	As of December 31, 2006
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$15,747	$20,736
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	14,113	16,332
Notes payable, secured by aircraft, interest at 8%, due June 2011	6,071	7,517
Notes payable, secured by aircraft, interest at 6%, due December 2010	7,108	—
Note payable, secured by aircraft, interest at 9%, due July 2008	747	1,939
Note payable to related party, secured by various assets, interest at 8%	—	891
Other notes payable	59	82
Capital lease obligations	28,301	25,268

Total long-term debt	72,146	72,765
Less current maturities	(18,196)	(14,888)

Long-term debt, net of current maturities	$53,950	$57,877

        Maturities of long-term debt and capital lease obligations, as of December 31, 2007, for the next five years and thereafter, in aggregate, are: 2008—$18,196; 2009—$21,088; 2010—$18,787; 2011—$14,075; none in 2012 and none thereafter.

5. Capital and Operating Lease Obligations

Capital Leases

        As of December 31, 2007, the Company was party to seven lease agreements for aircraft which are classified as capital leases under the provisions of SFAS No. 13, Accounting For Leases. The capital lease agreements range from a term of four to five years and the present value of the minimum lease payments exceed the fair market value of the aircraft at the inception of the lease. The carrying value of aircraft under capital lease arrangements included in property and equipment totaled $31,422 and $26,136 as of December 31, 2007 and 2006, respectively. Amortization of aircraft under capital lease arrangements is included in depreciation and amortization expense.

Operating Leases

        As of December 31, 2007, the Company was party to operating lease agreements for four aircraft with terms extending through October 2011. During 2007, the Company entered into a forward

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

5. Capital and Operating Lease Obligations (Continued)

purchase agreement on two aircraft currently operated by the Company under an operating lease agreement. The purchases are expected to be consummated in July 2008 and are subject to customary closing conditions. Purchase options are included in the remaining two aircraft operating lease agreements. Additionally, the Company leases office facilities, airport and terminal facilities and office equipment under operating lease arrangements with terms extending through 2018. The office facilities under lease include 58,000 square feet of office space to be constructed in Las Vegas for off-airport operations. Expected completion of the facility is as early as May 2008 and the Company's rent obligations will commence upon occupancy. The lease has a ten-year term with two five-year renewal options, but the Company has the right to terminate the lease after seven years and the right to purchase the building from the landlord after the third year of the lease. The initial base rental is approximately $1,300 per year and is subject to escalation. The Company is also responsible for its share of common area maintenance charges.

        Airport and terminal facility leases are entered into with a variety of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

        Total rental expense charged to operations for aircraft and non-aircraft operating leases for the years ended December 31, 2007, 2006 and 2005 was $6,147, $7,885 and $6,627, respectively.

        At December 31, 2007, scheduled future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and amounts due under capital lease arrangements are as follows:

	Capital Leases	Operating Leases
2008	$8,220	$4,673
2009	8,220	3,742
2010	9,360	3,261
2011	6,960	2,994
2012	—	1,830
Thereafter	—	10,508

Total	32,760	$27,008

Less: amount representing interest	4,459

Present value of future payments	28,301
Less: current obligations	6,241

Long-term obligations	$22,060

6. Income Taxes

        Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of the shareholders. In May 2004, the Company reorganized as a limited liability company

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

6. Income Taxes (Continued)

and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company's initial public offering in December 2006. Because the Company did not pay corporate federal income tax at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements for these periods. A provision for state income taxes has been included in the financial statements for each of the three years ended December 31, 2007, 2006 and 2005, as the Company was also subject to tax at the entity level in certain states in which it operates. Deferred income taxes for such states are not material. In addition, the provision for income taxes for the year ended December 31, 2006 includes a tax accrual for recognition of net deferred tax liabilities upon C-corporation conversion.

        After the reorganization, the Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109") which requires the recognition of tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

        The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Current:
Federal	$10,903	$664
State	1,150	95

Total current	12,053	759

Deferred:
Federal	6,192	(103)
State	951	(5)

Total deferred	7,143	(108)

Tax provision	19,196	651
Recognition of net deferred tax liability upon C-corporation conversion	—	6,425

Total income tax provision	$19,196	$7,076

        The Company recorded $2.1 million and $0 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2007 and 2006, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

6. Income Taxes (Continued)

        Reconciliation of the statutory income tax rate (35% for 2007 and 34% for 2006) and the Company's effective tax rate for 2007 and from the C corporation conversion date through December 31, 2006 are as follows:

	Year Ended December 31, 2007	Period from December 13– December 31, 2006
Statutory federal rate	35.0%	34.0%
State income taxes, net of federal income tax benefit	2.7%	1.1%
Other	0.2%	0.5%
Recognition of net deferred tax liability upon C-Corporation conversion	—	388.7%

Effective tax rate	37.9%	424.3%

        The major components of the Company's net deferred tax assets and liabilities are as follows:

	At December 31, 2007		At December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Vacation	$402	$—	$222	$—
Accrued bonus	2,065	—	914	—
Prepaid expenses	—	(3,768)	—	(1,954)
State taxes	400	—	97	—
Accrued property taxes	306	—	154	—
Fuel hedge	—	(31)	578	—
Other	170	—	226	—

Total current	3,343	(3,799)	2,191	(1,954)

Noncurrent:
Depreciation		(14,746)	—	(7,905)
Goodwill	1,337	—	1,349	—
Other	244	—	—	—

Total noncurrent:	1,581	(14,746)	1,349	(7,905)

Total	$4,924	$(18,545)	$3,540	$(9,859)

        The Company paid corporate income taxes, net of refunds, of $16,685 in 2007 and LLC state income taxes, net of refunds, of $63 in 2006.

        For the year ended December 31, 2007, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company's financial condition or results of operation as a result of implementing FIN 48. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company's policy is to recognize interest and

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

6. Income Taxes (Continued)

penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no significant accrued interest at December 31, 2007. No penalties were accrued at December 31, 2007.

        The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2004. Various state and local tax returns remain open to examination. The Company believes that any potential assessment would be immaterial.

7. Related Party Transactions

        The facility which houses the Company's Las Vegas, Nevada corporate headquarters was owned through April 2005 by an entity in which the Company's Chief Executive Officer and another Director are principals. The Company made rent expense payments of $117 to the related party for the year ended December 31, 2005 while under ownership by the entity.

        The Company utilizes software developed and maintained by a corporation owned by the Company's founder and former Chief Executive Officer and Chairman of the Board. System development and maintenance expenses for the years ended December 31, 2007, 2006 and 2005 totaled $866, $490 and $285, respectively.

        The Company periodically utilizes private aircraft owned by a corporation principally owned by the Company's Chief Executive Officer and another Director for the time-sensitive delivery of aircraft parts and other critical travel situations. During 2006, there were expenses of $81 incurred by the Company as a result of this use of the private aircraft.

        For administrative reasons, the Company arranged for the payment of salaries and benefits for executive officers and other management bonuses through Flynn Gallagher Associates, of which the Chief Executive Officer and another Director are owners and principals. The Company reimbursed Flynn Gallagher Associates for the actual cost paid by it for the benefit of these employees. During 2006, the total amount paid by the Company under this arrangement was approximately $793. This arrangement for salaries and benefits for these executive officers was discontinued as of the end of 2006.

        The Company had notes payable to its Chief Executive Officer totaling $891 and $1,735 as of December 31, 2006 and 2005, respectively. This debt was repaid in full in January 2007. See Note 4—Long Term Debt.

        In June 2006, the Company purchased an MD83 aircraft from an entity in which the Chief Executive Officer and another Director are principals. The purchase price of $3,525 was paid directly to a secured lender, and none of the proceeds were paid to the entity with which the Company's Chief Executive Officer and Director are principals.

        In May 2007, the Company entered into a lease agreement under which it will move all of its Las Vegas operations into a single premise owned by a partnership in which the Chief Executive Officer, two Directors and one other officer own significant interests as limited partners. The Company expects to occupy the new office space as early as May 2008. The lease agreement has a ten year term with base rental beginning at the rate of $1,300 per year. The disinterested members of the Company's

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

7. Related Party Transactions (Continued)

board and audit committee have determined that the terms are at least favorable as the Company could receive in an arms' length transaction.

        As the Company's predecessor was a limited liability company, the members were taxed on the income earned by the Company until the reorganization into a corporation. The Company made distributions to its members to enable them to pay their respective income taxes. These distributions are reflected in the statements of cash flows and statements of stockholders' equity. The Company made distributions to its members of $5,000 for the year ended December 31, 2006 and received $1,414 from its members for December 31, 2007 as a result of the true-up of tax payments for the reorganization.

8. Financial Instruments and Risk Management

Fuel Price Risk Management

        Airline operations are inherently dependent upon energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 48.1%, 46.0% and 42.4%, of the Company's operating expenses for the years ended December 31, 2007, 2006 and 2005, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost. To manage a portion of the aircraft fuel price risk, the Company from time to time uses jet fuel and heating oil option contracts or swap agreements. The Company does not purchase or hold any derivative financial instruments for trading purposes.

        The Company's derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to a gain of $2,613, loss of $4,193 and a gain of $612 in years 2007, 2006 and 2005, respectively, were recorded as a "(Gain)/loss on fuel derivatives, net" within other income (expense) in the accompanying consolidated statements of income. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period. The fair value of hedge contracts amounted to $81 and ($1,622) as of December 31, 2007 and 2006, respectively, and was recorded in "Accrued liabilities" and "Other current assets" in the accompanying consolidated balance sheets.

        As of December 31, 2007, the Company had derivative instruments on 2% of its projected 2008 fuel consumption.

Debt

        The Company's debt with a carrying value of $43,845 and $47,497 as of December 31, 2007 and 2006 respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

8. Financial Instruments and Risk Management (Continued)

Other Financial Instruments

        The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

9. Employee Benefit Plans

401(k) Plan

        The Company has a defined contribution plan covering substantially all eligible employees. Under the Plan, employees may contribute up to 18% of their eligible annual compensation with the Company matching up to 3% of eligible employee wages. Employees generally vest in matching contributions ratably over five years. The Company recognized expense under this plan of $542, $445, and $263 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-based Employee Compensation

        In February 2005, the Company adopted a share option program (the "Share Option Program") granting key employees the option to purchase shares of the Company's common stock. Under the plan, the Company reserved an aggregate of 500,000 shares of common stock for issuance pursuant to the exercise of options. The options are granted at exercise prices that approximate fair market value as of the grant date. The options vest ratably over the term specified in the option agreement, typically three years, and have a contractual life of 10 years.

        In April 2006, Allegiant Travel Company's Board of Directors adopted, and the stockholders approved, a Long-Term Incentive Plan (the "2006 Plan"). Upon the merger of Allegiant Travel Company, LLC into Allegiant Travel Company (a Nevada corporation) immediately prior to the Company's initial public offering, all outstanding options under the Share Option Program were transferred to the 2006 Plan and no further option grants may be made under the Share Option Program. The transferred options will continue to be governed by their existing terms, unless the Company's compensation committee elects to extend one or more features of the 2006 Plan to those options. The Company has reserved 3,000,000 shares of common stock for issuance of stock-based awards to certain officers, directors, employees, and consultants of the Company under the 2006 Plan. Such shares include the 500,000 shares that were transferred from the Share Option Program.

        For the years ended December 31, 2007 and 2006, the Company recorded $1,006 and $385, respectively, of compensation expense in the consolidated statements of income related to stock options and restricted stock. As of December 31, 2007, there was $1,218 of unrecognized compensation cost, net of estimated forfeitures of 2.0%, related to nonvested stock options and there was $1,549 of unrecognized compensation cost, net of estimated forfeitures of 5.0%, related to nonvested restricted stock granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 3.92 years and 2.75 years, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

9. Employee Benefit Plans (Continued)

Stock Options

        The fair value of options granted was estimated as of the grant date using the Black-Scholes option-pricing model with weighted average assumptions noted in the following table. Expected volatilities are based on the historical volatilities from publicly traded airline companies of the Company's peer group due to the Company's lack of historical information. The risk-free interest rate for periods equal to the expected term of the stock option is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

	2007	2006	2005
Weighted-average volatility	32.80%	57.20%	60.36%
Expected term (in years)	5	6	6
Risk-free rate	4.30%	4.97%	3.83%
Expected dividends	—	—	—

        A summary of option activity under the 2006 Plan as of December 31, 2007, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	414,000	$4.66
Granted	80,000	$36.97
Exercised	(204,633)	$3.74
Forfeited	(3,000)	$3.50

Outstanding at December 31, 2007	286,367	$14.35	7.15	$5,093,884

Exercisable at December 31, 2007	58,034	$5.59	7.37	$1,540,517

        The weighted average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $13.52, $7.63, and $2.13, respectively. During the year ended December 31, 2007, the total intrinsic value of options exercised was $5,763. Cash received from option exercises for the year ended December 31, 2007 was $764. The actual tax benefit realized for the tax deductions from these option exercises totaled $2,145. No options were exercised in 2006 or 2005.

Restricted Stock Awards

        In December 2006, the Company issued 100,000 shares of restricted stock under the 2006 Long-Term Incentive Plan which have been allocated as of the date of the initial public offering among employees at the manager level and below.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

9. Employee Benefit Plans (Continued)

        A summary of the status of the Company's nonvested restricted stock grants during the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	100,000	$18.00
Granted	22,200	$30.91
Vested	(29,354)	$18.00
Forfeited	(12,370)	$18.00

Nonvested at December 31, 2007	80,476	$21.56

        The total fair value of restricted stock vested during the year ended December 31, 2007, was $959. The actual tax benefit realized for the tax deductions from the restricted stock vested totaled $357. No restricted stock vested during 2006 or 2005.

10. Stockholders' Equity

        In December 2006, the Company completed its initial public offering of common stock. 5,750,000 shares were issued at $18.00 per share resulting in net proceeds of approximately $94,500.

        On December 13, 2006, simultaneously with the Company's initial public offering, certain of the Company's shareholders sold 1,750,000 shares of common stock to Par Investment Partners, L.P. ("PAR"). At that time, the Company agreed to register the shares purchased by PAR for resale. A registration statement for these shares was declared effective on April 26, 2007.

        On May 24, 2007, the Company sold 155,714 shares in a secondary public offering. In conjunction with the secondary public offering, on June 13, 2007, the underwriters exercised their overallotment option to purchase an additional 592,000 shares from the Company. The Company received approximately $22,300 in net proceeds from the sale of its shares in this offering.

11. Redeemable Convertible Preferred Shares

        In May 2005, the Company authorized the issuance of up to 9,885,000 shares of redeemable convertible preferred shares of which 8,635,000 were designated as Series A Convertible Preferred Shares and 1,250,000 were designated as Series B Convertible Preferred Shares (the "Preferred Shares"). In May 2005, the Company completed a private placement offering in which all authorized Series A shares were issued at $4.00 per share for total proceeds to the Company of $34,540. Concurrently, all authorized Series B Convertible Preferred Shares were issued at $4.00 per share to the Company's Chief Executive Officer in exchange for the cancellation of $5,000 in outstanding debt. Expenses of the offering totaled $1,360. In connection with the issuance of the Series A Convertible Preferred Shares, the placement agent was issued 162,500 warrants to acquire the Company's common shares at $4.40 per share as part of the consideration for services provided. The warrants are exercisable through May 5, 2010. The share purchase warrant agreement includes anti-dilution

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

11. Redeemable Convertible Preferred Shares (Continued)

provisions and piggyback registration rights in the event of a primary or secondary registration of any class of securities as defined. The warrants were valued at approximately $329 at the date of grant using the Black-Scholes valuation method based on the following assumptions: no dividend yield; an expected life of 5 years; risk-free interest rate of 3.93%; and volatility of 60%.

        The Series A and Series B Convertible Preferred Shares had no stated dividend rate, had voting rights similar to common shares and could be converted into common shares at any time, at the option of the holder. Upon the consummation of the Company's initial public offering, the outstanding Series A and Series B Convertible Preferred Shares were automatically converted into common shares on a 0.76 to 1 basis. The Series A and Series B Convertible Preferred Shares had redemption rights which were to have become effective in May 2010. The redemption value was the greater of the Liquidation Value (defined as $4.00 per share) or the Redemption Value (defined as the market value of the shares as agreed upon between the Company and the holders of the Convertible Preferred Shares at the time of redemption).

12. Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized below.

	March 31	June 30	September 30	December 31
2007
Operating revenues	$84,349	$88,941	$86,327	$100,956
Operating income	14,301	14,158	9,543	6,058
Net income	9,747	9,976	7,015	4,771
Earnings per share
Basic	0.49	0.50	0.34	0.23
Diluted	0.48	0.49	0.34	0.23
2006
Operating revenues	$59,634	$59,669	$60,911	$63,136
Operating income	7,419	4,873	2,891	7,370
Net income (loss)	6,833	4,703	(1,250)	(1,546)
Earnings (loss) per share
Basic	1.06	0.73	(0.19)	(0.17)
Diluted	0.42	0.28	(0.19)	(0.17)

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

13. Commitments and Contingencies

        The National Transportation Safety Board has not yet released its report on its investigation of the nose landing gear failure the Company had at the Orlando Sanford International Airport in March

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands except share and per share amounts)

13. Commitments and Contingencies (Continued)

2007. Although no claims relating to this event have been made against the Company to date, it could be subject to claims in the future. The Company believes any such claims would be covered by its insurance policies in effect.

        The Company is subject to certain legal and administrative actions which management considers routine to its business activities. Management believes after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

        The Company has a commitment to purchase two seller-financed MD-88 aircraft for expected placement into its operating fleet by the end of the second quarter of 2008. The Company has entered into forward purchase agreements on two aircraft under operating leases that expire in 2008. These aircraft under forward purchase agreements are expected to be purchased at the end of the operating lease term in July 2008 subject to customary closing conditions.

14. Subsequent Events

        In January 2008, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company's common stock. As of February 26, 2008, the Company has repurchased 411,600 shares of the Company's common stock through open market purchases at an average cost of $28.68 per share for a total expenditure of $11,805.

        In February 2008, the Company took delivery of one MD-88 aircraft which the Company had a commitment to purchase with seller financing. The Company made a cash payment for the non-financed portion of the purchase price.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    As of the end of the period covered by this report, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act"). Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

        Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  1)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        The effectiveness of our or any system of controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included herein.

        Changes in internal controls.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by this Item is incorporated herein by reference to the data under the headings "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2008, which Proxy Statement is to be filed with the Commission.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the data under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION COMMITTEE" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2008, which Proxy Statement is to be filed with the Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

        The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2008, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the data under the heading "RELATED PARTY TRANSACTIONS" and "Director Independence" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2008, which Proxy Statement is to be filed with the Commission.

Item 14.    Principal Accountant's Fees and Services

        The information required by this Item is incorporated herein by reference to the data under the heading "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2008, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
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

Exhibit Number	Description
3.1*	Articles of Incorporation of Allegiant Travel Company.
3.2	Bylaws of Allegiant Travel Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2007).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1	Amended and Restated Investors Agreement dated as of December 13, 2006, between Allegiant Travel Company, LLC and the investors named therein (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the Commission on February 9, 2007).
10.2*	Form of Merger Agreement between Allegiant Travel Company, LLC and Allegiant Travel Company
10.3*	Form of Tax Indemnification Agreement between Allegiant Travel Company and members of Allegiant Travel Company, LLC
10.4*	2006 Long-Term Incentive Plan(1)
10.5*	Allegiant Air 401(k) Retirement Plan(1)
10.6*	Form of Indemnification Agreement
10.7*	Aircraft Purchase Agreement dated as of June 8, 2006, between Allegiant Air, LLC and PCG Acquisition II, Inc.
10.8*	Air Transportation Charter Agreement dated March 21, 2003, between Allegiant Air, Inc. and Harrah's Laughlin, Inc. and amendments thereto(2)
10.9*	Air Transportation Charter Agreement dated March 21, 2003, between Allegiant Air, Inc. and Harrah's Operating Company, Inc. and amendments thereto(2)
10.10*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.

10.11*	Permanent Software License Agreement between Allegiant Air, Inc. and CMS Solutions, Inc. dated August 1, 2001.
10.12*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.13*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and M. Ponder Harrison.(1)
10.14*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Andrew C. Levy.(1)
10.15*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Michael P. Baxter.(1)
10.16*	Maintenance General Terms Agreement dated March 2006 between Allegiant Air, LLC and American Airlines, Inc.(2)
10.17*	Stock Purchase Agreement dated November 20, 2006, among the Company, Allegiant Travel Company, LLC, PAR Investment Partners, L.P. and certain selling stockholders named therein.
10.18	Air Transportation Charter Agreement dated October 3, 2007, between Allegiant Air, LLC and Harrah's Operating Company Memphis, LLC(3)
10.19	Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).
10.20	Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.21	Shipper's Agreement between AFH, Inc. and Central Florida Pipeline, LLC (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*
Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)
Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(2)
Portions of the indicated document have been omitted pursuant to the grant of confidential treatment and the documents indicated have been filed separately with the Commission as required by Rule 406.

(3)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

* * * * * *

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 10, 2008.

ALLEGIANT TRAVEL COMPANY
By:	/s/ MAURICE J. GALLAGHER, JR. MAURICE J. GALLAGHER, JR. Chief Executive Officer and Chairman of the Board

POWERS OF ATTORNEY

        Each person whose signature appears below hereby appoints Maurice J. Gallagher, Jr. and Andrew C. Levy, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE J. GALLAGHER, JR. Maurice J. Gallagher, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008
/s/ ANDREW C. LEVY Andrew C. Levy	Chief Financial Officer (Principal Financial Officer)	March 10, 2008
/s/ TIMOTHY P. FLYNN Timothy P. Flynn	Director	March 10, 2008
/s/ A. MAURICE MASON A. Maurice Mason	Director	March 10, 2008
/s/ ROBERT L. PRIDDY Robert L. Priddy	Director	March 10, 2008
John Redmond	Director	March , 2008

INDEX TO EXHIBITS

        The following exhibits are filed as part of this report.

Exhibit Number	Description
10.18	Air Transportation Charter Agreement dated October 3, 2007, between Allegiant Air, LLC and Harrah's Operating Company Memphis, LLC(1)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

QuickLinks

ALLEGIANT TRAVEL COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  OFF-BALANCE SHEET ARRANGEMENTS
  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ALLEGIANT TRAVEL COMPANY CONSOLIDATED BALANCE SHEETS (in thousands, except for share amounts)
ALLEGIANT TRAVEL COMPANY CONSOLIDATED STATEMENTS OF INCOME (in thousands, except for share amounts)
ALLEGIANT TRAVEL COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
ALLEGIANT TRAVEL COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended December 31, 2007, 2006 and 2005 (Dollars in thousands except share and per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant's Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Signatures
POWERS OF ATTORNEY
INDEX TO EXHIBITS