Form 10-Q
period 2008-03-31
Allegiant Travel CO
filed 2008-05-09
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33166

Allegiant Travel Company

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8360 S. Durango Drive
Las Vegas, Nevada	89113
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 851-7300

3301 N. Buffalo, Suite B-9, Las Vegas, NV 89129

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2008 was 20,260,415.

Allegiant Travel Company

Form 10-Q

March 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)

Current assets:
Cash and cash equivalents	$180,763	$144,269
Restricted cash	13,819	15,383
Short-term investments	7,428	27,110
Accounts receivable, net of allowance for doubtful accounts of $- at March 31, 2008 and December 31, 2007	14,709	9,084
Income tax receivable	—	6,228
Expendable parts, supplies and fuel, net of allowance for obsolescence of $419 and $374 at March 31, 2008 and December 31, 2007, respectively	9,267	6,544
Prepaid expenses	11,263	14,718
Other current assets	1,012	1,552
Total current assets	238,261	224,888
Property and equipment, net	177,407	171,170
Restricted cash, net of current portion	—	38
Investment in and advances to joint venture	467	1,976
Deposits and other assets	8,088	7,353
Total assets	$424,223	$405,425

Current liabilities:
Current maturities of notes payable	$12,722	$11,955
Current maturities of capital lease obligations	6,365	6,241
Accounts payable	22,815	21,302
Accrued liabilities	12,539	13,174
Air traffic liability	96,392	74,851
Deferred income taxes	2,290	456
Total current liabilities	153,123	127,979
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	31,481	31,890
Capital lease obligations, net of current maturities	20,418	22,060
Deferred income taxes	13,898	13,165
Total liabilities	218,920	195,094
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,250,915 shares issued and outstanding as of March 31, 2008 and 20,738,387 shares issued and outstanding as of December 31, 2007	20	21
Treasury stock, at cost, 553,700 shares	(15,808)	—
Additional paid in capital	160,992	159,863
Accumulated other comprehensive (loss) income	(7)	13
Retained earnings	60,106	50,434
Total stockholders’ equity	205,303	210,331
Total liabilities and stockholders’ equity	$424,223	$405,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2008	2007

OPERATING REVENUE:
Scheduled service revenue	$91,736	$58,231
Fixed fee contract revenue	14,257	13,348
Ancillary revenue	27,147	12,770
Total operating revenue	133,140	84,349
OPERATING EXPENSES:
Aircraft fuel	63,494	31,179
Salary and benefits	17,126	12,906
Station operations	12,019	8,635
Maintenance and repairs	10,453	6,527
Sales and marketing	4,334	3,032
Aircraft lease rentals	1,008	651
Depreciation and amortization	5,015	3,660
Other	5,327	3,458
Total operating expenses	118,776	70,048
OPERATING INCOME	14,364	14,301

OTHER (INCOME) EXPENSE:
Loss (gain) on fuel derivatives, net	11	(1,524)
Earnings from joint venture, net	(10)	(67)
Other expense	—	63
Interest income	(1,732)	(1,884)
Interest expense	1,415	1,408
Total other (income) expense	(316)	(2,004)
INCOME BEFORE INCOME TAXES	14,680	16,305
PROVISION FOR INCOME TAXES	5,008	6,558
NET INCOME	$9,672	$9,747
Earnings Per Share:
Basic	$0.47	$0.49
Diluted	$0.47	$0.48
Weighted average shares outstanding:
Basic	20,471	19,796
Diluted	20,710	20,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$9,672	$9,747

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,015	3,660
Loss (gain) on aircraft and other equipment disposals	367	(99)
Provision for obsolescence of expendable parts, supplies and fuel	45	45
Stock compensation expense	302	241
Deferred income taxes	2,567	2,554
Excess tax benefits from stock option exercises	(579)	—
Changes in certain assets and liabilities:
Restricted cash	1,602	480
Accounts receivable	(5,625)	(1,594)
Income tax receivable	6,228	-
Receivable from related parties	—	921
Expendable parts, supplies and fuel	(2,768)	689
Prepaid expenses	3,455	(2,389)
Other current assets	540	(1,568)
Accounts payable	2,092	3,802
Accrued liabilities	(635)	4,326
Air traffic liability	21,541	32,569
Net cash provided by operating activities	43,819	53,384
INVESTING ACTIVITIES:
Maturities of short-term investments	19,663	5,808
Purchase of property and equipment	(8,019)	(10,366)
Proceeds from sale of property and equipment	—	377
Investment in joint venture, net	1,509	(67)
(Increase) decrease in lease and equipment deposits	(735)	229
Net cash provided by (used in) investing activities	12,418	(4,019)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	579	—
Proceeds from exercise of stock options	247	—
Shares repurchased by the Company	(15,809)	—
Principal payments on notes payable	(3,242)	(2,400)
Principal payments on related party notes payable	—	(891)
Principal payments on capital lease obligations	(1,518)	(1,008)
Net cash used in financing activities	(19,743)	(4,299)
Net change in cash and cash equivalents	36,494	45,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,269	130,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$180,763	$175,339

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$3,600	$—

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

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2008 classifications.  These classifications had no effect on the previously reported net income.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, SFAS 157, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 became effective for the Company as of January 1, 2008. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, Effective Date of SFAS 157 (“Proposed FSP”). The Proposed FSP would amend SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the Proposed FSP. The adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial statements. The Company has not yet determined the effect on the Company’s consolidated financial statements that adoption of SFAS 157 will have for those items within the scope of the Proposed FSP.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurements, is also adopted. The adoption of SFAS 159 has not had a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  The Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company has not yet determined the effect that SFAS 161 will have on the Company’s consolidated financial statements.

Note 3 – Income Taxes

For the three months ended March 31, 2008, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company’s financial condition or results of operation as a result of implementing FIN 48.  The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at March 31, 2008.  No penalties were accrued at March 31, 2008.

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

Note 4 – Stockholders’ Equity

On May 24, 2007, the Company sold 155,714 shares in a public offering.  In conjunction with the public offering, on June 13, 2007, the underwriters exercised their overallotment option to purchase an additional 592,000 shares from the Company.  The Company received approximately $22,300 in net proceeds from the sale of these shares.

In January 2008, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock. As of March 31, 2008, the Company has repurchased 553,700 shares of the Company’s common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.

Note 5  Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares and dollars in thousands):

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$9,672	$9,747
Denominator:
Weighted-average shares outstanding	20,471	19,796
Weighted-average effect of dilutive securities:
Employee stock options	64	354
Stock purchase warrants	136	140
Restricted stock	39	—
Adjusted weighted-average shares outstanding, diluted	20,710	20,290
Net income per share, basic	$0.47	$0.49
Net income per share, diluted	$0.47	$0.48

Note 6 – Long-Term Debt

Long-term debt, including capital lease obligations, consists of the following:

	As of March 31,	As of December 31,
	2008	2007
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$14,434	$15,747
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	13,528	14,113
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	10,064	7,108
Notes payable, secured by aircraft, interest at 8%, due June 2011	5,691	6,071
Note payable, secured by aircraft, interest at 9%, due July 2008	431	747
Other notes payable	54	59
Capital lease obligations	26,784	28,301
Total long-term debt	70,986	72,146
Less current maturities	(19,087)	(18,196)
Long-term debt, net of current maturities	$51,899	$53,950

Note 7 – Investment in Joint Venture

AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company accounts for its 50% interest in the joint venture agreement under the equity method. AFH, Inc.’s proportionate allocation of net income is reported in the Company’s consolidated statements of income in other income (expense) with an adjustment to the recorded investment in the Company’s consolidated balance sheets.

Note 8 – Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 53.5% and 44.5% of the Company’s operating expenses for the three months ended March 31, 2008 and 2007, respectively.  The Company endeavors to acquire jet fuel at the lowest possible cost. To manage a portion of the aircraft fuel price risk, the Company from time to time used jet fuel and heating oil option contracts or swap agreements. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair value of such derivative contracts, which amounted to losses of $11 and gains of $1,524 for the three months ended March 31, 2008 and 2007, respectively, were recorded as a “Loss (gain) on fuel derivatives, net” within Other income (expense) in the accompanying condensed consolidated statements of income.  These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  As of March 31, 2008, the Company had no derivative instruments on its projected fuel consumption, while the fair value of one hedge contract amounted to $81 as of December 31, 2007.  The fair value of hedge contracts was recorded in “Other current assets” in the accompanying condensed consolidated balance sheets.

Note 9 – Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 – Subsequent Events

In April 2008, the Company took delivery of one MD-88 aircraft which the Company had a commitment to purchase with seller financing. The Company made cash payment for the non-financed portion of the purchase price.

In April 2008, the Company purchased six MD-80 aircraft and three spare Pratt and Whitney engines.  The purchased aircraft and engines are under existing leases to a third party expiring in 2008 and 2009, and in conjunction with the purchase, the Company has become the lessor under the existing lease agreements.  The Company expects delivery of three aircraft during the fourth quarter of 2008 and one aircraft during the first quarter of 2009, to enter service during the first and second quarters of 2009.  The final two aircraft are expected to be delivered to the Company during the fourth quarter of 2009 to enter service in 2010.

In April 2008, the Company borrowed $18,000 under a loan agreement secured by unencumbered aircraft.  The notes payable issued under the loan agreement bear interest at 6% per annum and are payable in installments through April 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ending March 31, 2008 and 2007. Also discussed is our financial position as of March 31, 2008 and December 31, 2007. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2007.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

As an adjunct to our scheduled service business, we also fly charter (“fixed fee”) services, both on a long-term contract basis (primarily for Harrah’s Entertainment Inc.) and on an on-demand adhoc basis.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	March 31, 2008			December 31, 2007			March 31, 2007
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(b)	Lease	Total
MD82/83/88s	28	4	32	24	4	28	22	2	24
MD87s	4	0	4	4	0	4	2	0	2
Total	32	4	36	28	4	32	24	2	26

(a)           Aircraft owned includes seven subject to capital leases.

(b)           Aircraft owned includes five subject to capital leases.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of March 31, 2008, we offered scheduled service from 53 small cities primarily into Las Vegas, Phoenix, Ft. Lauderdale, Orlando, and Tampa/St. Petersburg, including seasonal service. The following shows the number of destinations and small cities served as of the dates indicated:

	As of March 31,	As of December 31,	As of March 31,
	2008	2007	2007
Destinations	5	5	3
Small Cities	53	53	46

Results of Operations

Comparison of three months ended March 31, 2008 to three months ended March 31, 2007

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	47.7	37.0
Salary and benefits	12.9	15.3
Station operations	9.0	10.2
Maintenance and repairs	7.9	7.7
Sales and marketing	3.3	3.6
Aircraft lease rentals	0.8	0.8
Depreciation and amortization	3.8	4.3
Other	4.0	4.1
Total operating expenses	89.2%	83.0%
Operating margin	10.8%	17.0%

We recorded total operating revenue of $133.1 million, income from operations of $14.4 million and net income of $9.7 million for the first quarter of 2008. By comparison, for the same period in 2007, we recorded total operating revenue of $84.3 million, income from operations of $14.3 million and net income of $9.7 million.

As of March 31, 2008, we had a fleet of 36 aircraft in service, compared with a fleet of 26 aircraft in service as of March 31, 2007. The growth of our fleet permitted us to increase available seat miles (“ASMs”) by 36.2% for the first quarter of  2008 compared to the same period in 2007. Departures increased by 48.1% with an average stage length decrease of 8.2%.

Our ASM growth in the first quarter of 2008 compared to the same period of 2007 was solely attributable to increases in scheduled service which represented 88.2% of total ASMs in the first quarter of 2008 compared to 83.3% in the same period of 2007.  Scheduled service ASMs increased 44.1% while other flying (including fixed fee and non-revenue) ASMs decreased by 6.7%.

Operating Revenue

Our operating revenue increased 57.8%, or $48.8 million, to $133.1 million in the first quarter of 2008 from $84.3 million in the same period of 2007.  This was primarily driven by a 41.6% increase in revenue passenger miles (“RPMs”) and a 15.8% increase in total revenue per ASM.  The increase in RPMs resulted from the 36.2% increase in ASMs and the increase of our scheduled service load factor to 86.9% for the first three months of 2008, up 4.4 percentage points from the prior year.  The increase in total revenue per ASM resulted from an increase in our scheduled service total average fare per passenger to $112.75 for the first quarter of 2008 from $105.53 in the same period of 2007 along with a 4.4 percentage point increase in the total scheduled service load factor.

Scheduled service revenue.    Scheduled service revenue increased 57.5%, or $33.5 million, to $91.7 million in the first quarter of 2008 from $58.2 million in the same period of 2007 due to a 51.7% increase in scheduled service RPMs. The scheduled service average fare increased 0.5% from $86.55 in the first quarter of 2007 to $87.00 for the same period of 2008. Coupled with this average fare increase, was an increase of 4.4 percentage points in the total scheduled service load factor, that resulted in a 9.3% year-over-year increase in total scheduled service revenue per ASM from 7.49¢ to 8.19¢.

Fixed fee contract revenue.    Fixed fee contract revenue was $14.3 million in the first quarter of 2008 compared to $13.3 million in the same period of 2007.  Fixed fee revenue increased principally because of increased flying for Harrah’s Entertainment Inc. during the first quarter of 2008 from initation of service for our third Harrah’s subsidiary under an agreement signed in October 2007.  The new Harrah’s flying was offset by a reduction in seasonal charter service in the first quarter of 2008 for Apple Vacations West, Inc. compared to 2007.

Ancillary revenue.    Ancillary revenue increased 112.6% to $27.1 million in the first quarter of 2008 up from $12.8 million in the same period of 2007. The increase in ancillary revenue was due to a 56.7% increase in scheduled service passengers and a 35.7% increase in ancillary revenue per passenger from $18.98 to $25.75 due primarily to the sale of new products and increased pricing on certain existing products.

Operating Expenses

Our operating expenses increased by 69.5%, or $48.7 million, to $118.8 million in the first quarter of 2008 up from $70.0 million during the same period in 2007.

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

	Three Months Ended March 31,				Percentage
	2008		2007		Change
Aircraft fuel	5.00	¢	3.34	¢	49.7%
Salary and benefits	1.35		1.38		(2.2)
Station operations	0.95		0.93		2.2
Maintenance and repairs	0.82		0.70		17.1
Sales and marketing	0.34		0.33		3.0
Aircraft lease rentals	0.08		0.07		14.3
Depreciation and amortization	0.39		0.39		—
Other	0.42		0.37		13.5
Operating CASM	9.35	¢	7.51	¢	24.5%
Operating CASM, excluding fuel	4.35	¢	4.17	¢	4.3%

Overall, CASM and CASM, excluding fuel, increased by 24.5% and 4.3%, respectively, in part due to the 8.2% decline in average stage length from 930 for the first quarter of 2007 to 854 for the same period of 2008. The average stage length can affect CASM and CASM, excluding fuel, because many fixed costs are not directly dependent on the length of haul.

Aircraft fuel expense.    Aircraft fuel expense increased 103.6%, or $32.3 million, to $63.5 million in the first quarter of 2008 up from $31.2 million in the same period of 2007. This change was due to a 39.0% increase in gallons consumed and a 46.2% increase in the average cost per gallon to $2.88 per gallon during the first quarter of 2008 compared to $1.97 per gallon in the same period of 2007.

Salary and benefits expense.    Salary and benefits expense increased 32.7% to $17.1 million in the first quarter of 2008 up from $12.9 million in the same period of 2007. This increase is largely attributable to a 39.9% increase in full-time equivalent employees to support our system growth along with an increase in accrued employee bonus expense during the first quarter of 2008 compared to the same period of 2007 which has been reclassified during the period from Other expense.  We employed 1,280 full-time equivalent employees as of March 31, 2008, compared to 915 full-time equivalent employees as of March 31, 2007.

Station operations expense.    Station operations expense increased 39.2%, or $3.4 million, to $12.0 million in the first quarter of 2008 compared to $8.6 million in the same period of 2007. The percentage increase in station operations expense lagged the 48.1% increase in departures as station expense per departure decreased by 6.0%.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 60.2% to $10.5 million in the first quarter of 2008 from $6.5 million in the same period of 2007.  The increase is largely attributable to four heavy maintenance checks performed in the first quarter of 2008 compared to three performed in the same period of 2007 and a non-recurring inventory adjustment for the expensing of low-value high usage expendables.  In addition, the growth of our fleet resulted in an increase of rotable part repairs and routine maintenance expenditures for the first quarter of 2008 compared to the same period in 2007.

Sales and marketing expense.    Sales and marketing expense increased 42.9%, or $1.3 million, to $4.3 million in the first quarter of 2008 compared to $3.0 million in the same period of 2007. This increase is primarily due to an increase in advertising and credit card discount fees associated with the 57.5% increase in scheduled service revenue in the first quarter of 2008 compared to the same period in 2007.

Aircraft lease rentals expense.    Aircraft lease rentals expense increased by 54.8% to $1.0 million in the first quarter of 2008 from $0.7 million in the same period of 2007 due to an increase in the number of leased aircraft.

Depreciation and amortization expense.    Depreciation and amortization expense was $5.0 million in the first quarter of 2008 compared to $3.7 million in the same period of 2007, an increase of 37.0% as the number of in-service aircraft owned or subject to capital lease increased from 24 as of March 31, 2007 to 32 as of March 31, 2008.

Other expense.    Other expense increased by 54.0% to $5.3 million in the first quarter 2008 compared to $3.5 million in same period of 2007 due mainly to increased aviation insurance, administrative, facilities and training expenses associated with our company’s growth.

Other (Income) Expense

Other (income) expense decreased from a net other income amount of $2.0 million in the first quarter of 2007 to a net other income amount of $0.3 million in the same period of 2008.  This change is primarily attributable to a net gain on fuel derivatives of $1.5 million in the first quarter of 2007 which was not repeated in 2008.

 Income Tax Expense

Our tax rate is affected by recurring items, such as tax rates in various states and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  The Company’s effective tax rate was 34.1% in the first quarter of 2008 compared to 40.2% in the same period of 2007.  The tax rate in the first quarter of 2007 was higher due a non-recurring tax provision adjustment that resulted from the reorganization consummated at the time of our initial public offering in December 2006.  The lower effective tax rate for the first quarter of 2008 was also attributable to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision.  Our reported effective tax rate for the first quarter of 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,		Percent
	2008	2007	Change

Operating statistics (unaudited):
Total system statistics:
Passengers	1,154,710	753,239	53.3
Revenue passenger miles (RPMs) (thousands)	1,062,464	749,237	41.6
Available seat miles (ASMs) (thousands)	1,270,247	932,530	36.2
Load factor	83.6%	80.3%	3.3	pts.
Operating revenue per ASM (cents)	10.48	9.05	15.8
Operating CASM (cents)	9.35	7.51	24.5
Fuel expense per ASM (cents)	5.00	3.34	49.7
Operating CASM, excluding fuel (cents)	4.35	4.17	4.3
Operating expense per passenger	$102.86	$93.00	10.6
Fuel expense per passenger	54.99	41.40	32.8
Operating expense per passenger, excluding fuel	$47.87	$51.60	(7.2)
Departures	10,022	6,767	48.1
Block hours	23,413	16,560	41.4
Average stage length (miles)	854	930	(8.2)
Average number of operating aircraft during period	34.5	25.9	33.2
Total aircraft in service end of period	36	26	38.5
Full-time equivalent employees at period end	1,280	915	39.9
Fuel gallons consumed (thousands)	22,028	15,848	39.0
Average fuel cost per gallon	$2.88	$1.97	46.2
Scheduled service statistics:
Passengers	1,054,398	672,840	56.7
Revenue passenger miles (RPMs) (thousands)	973,248	641,479	51.7
Available seat miles (ASMs) (thousands)	1,120,013	777,141	44.1
Load factor	86.9%	82.5%	4.4	pts.
Departures	8,291	5,674	46.1
Block hours	20,346	13,847	46.9
Yield (cents)	9.43	9.08	3.9
Scheduled service revenue per ASM (cents)	8.19	7.49	9.3
Ancillary revenue per ASM (cents)	2.42	1.65	47.6
Total revenue per ASM (cents)	10.61	9.14	16.1
Average fare — scheduled service	$87.00	$86.55	0.5
Average fare — ancillary	$25.75	$18.98	35.7
Average fare — total	$112.75	$105.53	6.9
Average stage length (miles)	907	926	(2.1)
Percent of sales through website during period	87.8%	88.1%	(0.3	) pts.

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments increased from $186.8 million at December 31, 2007 to $202.0 million at March 31, 2008.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit issued to our hotel vendors, airports and certain other parties.

Sources and Uses of Cash.

Operating Activities:  Cash flows provided by operations for the three months ended March 31, 2008 were $43.8 million compared to $53.4 million in the same period 2007.  The cash flows provided by operations in 2008 were primarily the result of an increase in passenger bookings for future travel and operating income.

Investing Activities:  Cash flows provided by investing activities for the three months ended March 31, 2008 were $12.4 million compared to cash flows used in investing activities of $4.0 million in the same period of 2007. During the first three months of 2008, our purchases of property and equipment were more than offset by maturities of short-term investments.  The $8.0 million of purchases of property and equipment during the first three months of 2008 included two aircraft with partial financing.

Financing Activities:  Cash flows used in financing activities for the three months ended March 31, 2008 were $19.7 million compared to $ 4.3 million during the same period of 2007.  Financing activities during the first three months of 2008 primarily consisted of $ 15.8 million to purchase common stock in open market purchases and debt repayments related to aircraft financing and capital lease obligations of $4.8 million. As of March 31, 2008, we had secured debt financing on 15 aircraft and capital lease financing on seven aircraft compared to debt financing on 12 aircraft and capital lease financing on five aircraft as of March 31, 2007. The increase of financed aircraft and aircraft under capital lease resulted in more principal payments in the first quarter of 2008 compared to the same period of 2007.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of March 31, 2008 and the periods in which payments are due (in thousands):

		Less than			More than
	Total	1 year	1 to 3 years	4 to 5 years	5 years
Long-term debt obligations (1)	$50,221	$11,952	$30,459	$7,810	$—
Capital lease obligations	24,570	6,165	13,185	5,220	—
Operating lease obligations (2)	24,891	3,989	6,570	4,824	10,508
Aircraft purchase obligations (3)	9,050	9,050	—	—	—
Total future payments on contractual obligations	$108,732	$31,156	$50,214	$17,854	$10,508

(1)                                  Long-term debt obligations include scheduled interest payments.

(2)                                  Operating lease obligations include aircraft operating leases and leases of airport station property and office space.

(3)                                  Aircraft purchase obligations include three aircraft. Two of these aircraft are currently under operating leases with   forward purchase agreements to take delivery and purchase at the end of the lease term in July 2008. Also included is the purchase of one aircraft with seller financing that closed and was delivered in April 2008.  The amount of aircraft purchase obligations in the table includes the entire purchase price of the aircraft.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.  There has been no material change to these policies for the three months ended March 31, 2008.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2008 and 2007 represented approximately 53.5% and 44.5% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on fuel consumption for the three months ended March 31, 2008, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $6.3 million for the three months ended March 31, 2008. While we are not currently pursuing fuel hedging programs, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of March 31, 2008 we have no fuel derivative contracts outstanding.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $180.8 million, and short term investments of $7.4 million at March 31, 2008. We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the first quarter of 2008 would have affected interest income from cash and investments by $0.2 million.

Our long term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of March 31, 2008, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 11, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Approximately $0.9 million of the proceeds were applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.  As of March 31, 2008, we have used $50.1 million of the proceeds of our initial public offering for capital expenditures.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the first quarter of 2008. On January 29, 2008, we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  As of March 31, 2008, we have repurchased 553,700 shares of our common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15.8 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	700	$27.13	700	$24,981,009
February 2008	525,300	28.61	525,300	9,952,176
March 2008	27,700	26.96	27,700	9,205,384
Total	553,700	$28.55	553,700	$9,205,384

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

ALLEGIANT TRAVEL COMPANY

Date: May 9, 2008	By:	/s/ Andrew C. Levy
Andrew Levy
Principal Financial Officer