Form 10-Q
period 2008-06-30
Allegiant Travel CO
filed 2008-08-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33166

Allegiant Travel Company

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8360 S. Durango Drive,
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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2008 was 20,295,270.

Allegiant Travel Company

Form 10-Q

June 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)

Current assets:
Cash and cash equivalents	$148,746	$144,269
Restricted cash	17,782	15,383
Short-term investments	5,006	27,110
Accounts receivable, net of allowance for doubtful accounts of $- at June 30, 2008 and December 31, 2007	12,483	9,084
Income tax receivable	1,338	6,228
Expendable parts, supplies and fuel, net of allowance for obsolescence of $464 and $374 at June 30, 2008 and December 31, 2007 respectively	15,038	6,544
Prepaid expenses	7,583	14,718
Other current assets	2,163	1,552
Total current assets	210,139	224,888
Property and equipment, net	207,441	171,170
Restricted cash, net of current portion	—	38
Investment in and advances to joint venture	2,327	1,976
Deposits and other assets	2,280	7,353
Total assets	$422,187	$405,425

Current liabilities:
Current maturities of notes payable	$19,837	$11,955
Current maturities of capital lease obligations	1,838	6,241
Accounts payable	25,413	21,302
Accrued liabilities	13,131	13,174
Air traffic liability	81,532	74,851
Deferred income taxes	2,583	456
Total current liabilities	144,334	127,979
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	49,038	31,890
Capital lease obligation, net of current maturities	4,451	22,060
Deferred income taxes	15,698	13,165
Total liabilities	213,521	195,094
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,284,770 shares issued and outstanding as of June 30, 2008 and 20,738,387 shares issued and outstanding as of December 31, 2007	20	21
Treasury stock, at cost, 553,700 shares	(15,808)	—
Additional paid in capital	161,734	159,863
Accumulated other comprehensive (loss) income	(32)	13
Retained earnings	62,752	50,434
Total stockholders’ equity	208,666	210,331
Total liabilities and stockholders’ equity	$422,187	$405,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

OPERATING REVENUE:
Scheduled service revenue	$87,643	$65,622	$179,379	$123,853
Fixed fee contract revenue	12,577	7,533	26,834	20,881
Ancillary revenue	29,108	15,786	56,255	28,556
Other revenue	2,230	—	2,230	—
Total operating revenue	131,558	88,941	264,698	173,290
OPERATING EXPENSES:
Aircraft fuel	72,068	35,458	135,562	66,637
Salary and benefits	17,160	13,981	34,286	26,887
Station operations	10,493	8,198	22,512	16,833
Maintenance and repairs	11,362	5,692	21,815	12,219
Sales and marketing	3,670	3,033	8,004	6,065
Aircraft lease rentals	936	657	1,944	1,308
Depreciation and amortization	5,956	3,715	10,971	7,375
Other	5,238	4,049	10,565	7,507
Total operating expenses	126,883	74,783	245,659	144,831
OPERATING INCOME	4,675	14,158	19,039	28,459

OTHER (INCOME) EXPENSE:
(Gain) loss on fuel derivatives, net	—	(380)	11	(1,904)
Loss (earnings) from joint venture, net	53	(195)	43	(262)
Other expense	—	—	—	63
Interest income	(1,028)	(2,409)	(2,760)	(4,293)
Interest expense	1,489	1,361	2,904	2,769
Total other (income) expense	514	(1,623)	198	(3,627)
INCOME BEFORE INCOME TAXES	4,161	15,781	18,841	32,086
PROVISION FOR INCOME TAXES	1,515	5,805	6,523	12,363
NET INCOME	$2,646	$9,976	$12,318	$19,723
Earnings Per Share:
Basic	$0.13	$0.50	$0.61	$0.99
Diluted	$0.13	$0.49	$0.60	$0.97
Weighted average shares outstanding:
Basic	20,192	19,988	20,331	19,843
Diluted	20,413	20,433	20,554	20,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$12,318	$19,723

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,971	7,375
Loss (gain) on aircraft and other equipment disposals	591	(96)
Provision for obsolescence of expendable parts and supplies	90	(4)
Stock compensation expense	710	474
Deferred income taxes	4,660	3,391
Excess tax benefits from stock option exercises	(809)	(1,124)
Changes in certain assets and liabilities:
Restricted cash	(2,361)	(179)
Accounts receivable	(3,399)	(2,603)
Income tax receivable	4,890	—
Receivable from related parties	—	394
Expendable parts, supplies and fuel	(8,584)	(2,279)
Prepaid expenses	(315)	(2,438)
Other current assets	(611)	(902)
Accounts payable	4,920	1,205
Accrued liabilities	(43)	974
Air traffic liability	6,681	27,059
Net cash provided by operating activities	29,709	50,970
INVESTING ACTIVITIES:
Purchase of short-term investments	(5,000)	—
Maturities of short-term investments	27,059	5,799
Purchase of property and equipment	(40,798)	(14,020)
Proceeds from sale of property and equipment	165	511
Investment in and advances to joint venture, net	(351)	(262)
Decrease (increase) in lease and equipment deposits	2,073	(2,746)
Net cash used in investing activities	(16,852)	(10,718)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	809	1,124
Proceeds from exercise of stock options	352	539
Proceeds from issuance of common stock, net	—	22,265
Proceeds from issuance of notes payable	25,625	—
Repurchase of common stock	(15,809)	—
Principal payments on notes payable	(7,795)	(5,565)
Principal payments on related party notes payable	—	(891)
Principal payments on capital lease obligations	(11,562)	(2,188)
Net cash (used in) provided by financing activities	(8,380)	15,284
Net change in cash and cash equivalents	4,477	55,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,269	130,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,746	$185,809

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$7,200	$—

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

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 – Newly Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of SFAS 157 (“FSP FAS 157-2”).  The FSP amends SFAS 157, to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company has not yet determined the effect on the

Company’s consolidated financial statements that adoption of SFAS 157 will have for those items within the scope of the FSP.

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

Note 3 – Income Taxes

For the three and six months ended June 30, 2008, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at June 30, 2008.  No penalties were accrued at June 30, 2008.

The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates.  Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of its shareholders.  In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company’s initial public offering in December 2006.  Under these previous structures, the Company did not pay federal income tax at the entity level on its taxable income for these periods.  Instead, the members of the limited liability company or shareholders of the Subchapter S corporation were liable for income tax on the taxable income as it affected their tax returns.  The Company was also subject to tax at the entity level in certain states in which it operates.  Deferred income taxes to which the Company was subject under these previous structures were not material.

The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2004.  Various state and local tax returns remain open to examination.  The Company believes that any potential assessment resulting from such examinations would be immaterial.

Note 4 – Stockholders’ Equity

On May 24, 2007, the Company sold 156 shares in a public offering.  In conjunction with the public offering, on June 13, 2007, the underwriters exercised their overallotment option to purchase an additional 592 shares from the Company.  The Company received approximately $22,300 in net proceeds from the sale of these shares.

In January 2008, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock. As of June 30, 2008, the Company has repurchased 554 shares of the Company’s common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.   No share repurchases were made by the Company during the second quarter of 2008.

Note 5 – Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,646	$9,976	$12,318	$19,723
Denominator:
Weighted-average shares outstanding	20,192	19,988	20,331	19,843
Weighted-average effect of dilutive securities:
Employee stock options	44	257	46	293
Stock purchase warrants	132	140	134	140
Restricted stock	45	48	43	47
Adjusted weighted-average shares outstanding, diluted	20,413	20,433	20,554	20,323
Net income per share, basic	$0.13	$0.50	$0.61	$0.99
Net income per share, diluted	$0.13	$0.49	$0.60	$0.97

Note 6 – Long-Term Debt

Long-term debt, including capital lease obligations, consists of the following:

	As of June 30,	As of December 31,
	2008	2007

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$13,010	$15,747
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	12,931	14,113
Notes payable, secured by aircraft, interest at 6%, due April 2012	17,270	—
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	12,641	7,108
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	7,670	—
Notes payable, secured by aircraft, interest at 8%, due June 2011	5,305	6,071
Note payable, secured by aircraft, interest at 9%	—	747
Other notes payable	48	59
Capital lease obligations	6,289	28,301
Total long-term debt	75,164	72,146
Less current maturities	(21,675)	(18,196)
Long-term debt, net of current maturities	$53,489	$53,950

In April 2008, the Company borrowed $18,000 under a loan agreement secured by unencumbered aircraft.  The notes payable issued under the loan agreement bear interest at 6% per annum and are payable in monthly installments through April 2012.

In June 2008, the Company exercised the purchase options for five MD-80 aircraft under capital leases.  In conjunction with the exercise, the Company borrowed and received proceeds of $7,670 secured by two of these aircraft previously subject to capital leases.  The notes payable issued under the loan agreement bear interest at 6.8% per annum and are payable in monthly installments through June 2011.

Note 7 – Investment in Joint Venture

AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company accounts for its 50% interest in the joint venture agreement under the equity method. AFH, Inc.’s proportionate allocation of net income is reported in the Company’s consolidated statements of income in Other (income) expense with an adjustment to the recorded investment in the Company’s consolidated balance sheets.

Note 8 – Financial Instruments and Risk Management:

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 56.8% and 47.4% of the Company’s operating expenses for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, aircraft fuel expense represented approximately 55.2% and 46.0%, respectively, of the Company’s operating expenses.  The Company endeavors to acquire jet fuel at the lowest possible cost. To manage a portion of the aircraft fuel price risk, the Company has previously used jet fuel and heating oil option contracts or swap agreements. The Company did not purchase or hold derivative financial instruments for trading purposes.

As of June 30, 2008, the Company had no derivative instruments on its projected fuel consumption.  In January 2008, the last derivative instrument from a prior hedging program settled.  The Company’s derivatives have historically not qualified as hedges for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, changes in the fair value of such derivative contracts, which amounted to gains of $380 for the three months ended June 30, 2007, and losses of $11 and gains of $1,904 for the six months ended June 30, 2008 and 2007, respectively, were recorded as a “(Gain) loss on fuel derivatives, net” within Other (income) expense in the condensed consolidated statements of income.  These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  The fair value of hedge contracts amounted to $81 as of December 31, 2007 and was recorded in “Other current assets” in the condensed consolidated balance sheets.

Note 9 – Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 – Subsequent Events

In July 2008, the Company purchased for cash two MD-80 aircraft that had been operated by the Company under operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ended June 30, 2008 and 2007.  Also discussed is our financial position as of June 30, 2008 and December 31, 2007. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2007.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	June 30, 2008			December 31, 2007			June 30, 2007
	Own(a)(b)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	29	4	33	24	4	28	22	3	25
MD87s	4	0	4	4	0	4	2	0	2
Total	33	4	37	28	4	32	24	3	27

(a)            Aircraft owned includes the following number subject to capital leases: June 30, 2008 – two, December 31, 2007 – seven, and June 30, 2007 – five.

(b)           Does not include six owned MD-80 aircraft leased to a third party.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of June 30, 2008, we offered scheduled service from 51 small cities primarily into our major leisure destinations of Las Vegas, Phoenix, Ft. Lauderdale, Orlando, and Tampa/St. Petersburg, including seasonal service, and additional service to other leisure destinations from Bellingham (Washington).  The following shows the number of destinations and small cities served as of the dates indicated:

	As of June 30,	As of December 31,	As of June 30,
	2008	2007	2007
Major leisure destinations	5	5	3
Other leisure destinations	4	2	2
Small cities	51	51	48

Results of Operations

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2008	2007
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	54.8	39.9
Salary and benefits	13.0	15.7
Station operations	8.0	9.2
Maintenance and repairs	8.6	6.4
Sales and marketing	2.8	3.4
Aircraft lease rentals	0.7	0.7
Depreciation and amortization	4.5	4.2
Other	4.0	4.6
Total operating expenses	96.4%	84.1%
Operating margin	3.6%	15.9%

We recorded total operating revenue of $131.6 million, income from operations of $4.7 million and net income of $2.6 million for the three months ended June 30, 2008.  By comparison, for the same period in 2007, we recorded total operating revenue of $88.9 million, income from operations of $14.2 million and net income of $10.0 million.

As of June 30, 2008, we had a fleet of 37 aircraft in service, compared with a fleet of 27 aircraft in service as of June 30, 2007. The growth of our fleet permitted us to increase available seat miles (“ASMs”) by 27.0% for the three months ended June 30, 2008 compared to the same period in 2007.  Departures increased by 36.5% while our average stage length decreased by 7.0%.

Compared to the three months ended June 30, 2007, scheduled service and other flying (fixed fee and non-revenue) ASMs increased in the same period of 2008 by 24.3% and 50.8%, respectively.  As a result of the percentage increase in other flying during this period, scheduled service ASMs represented 87.9% of total system ASMs for the three months ended June 30, 2008, compared to 89.8% for the three months ended June 30, 2007.

Operating Revenue

Our operating revenue increased 47.9% to $131.6 million in the three months ended June 30, 2008 from $88.9 million in the same period of 2007, driven by increases in revenue passenger miles (“RPMs”) and operating revenue per ASM.  RPMs increased by 33.9% as a result of the 27.0% increase in ASMs and an increase in our load factor.  Operating revenue per ASM increased by 16.5% primarily as a result of the increase in our average ancillary fare per passenger for the three months ended June 30, 2008, compared to the same period of 2007, along with an increase in our load factor.

Scheduled service revenue.    Scheduled service revenue increased 33.6%, or $22.0 million, to $87.6 million for the three months ended June 30, 2008, from $65.6 million in the same period of 2007 due to a 32.4% increase in scheduled service RPMs.  The decrease in average stage length of 4.4%, along with an increase of 5.5 percentage points in the scheduled service load factor, resulted in a 7.4% year-over-year increase in total scheduled service revenue per ASM from 7.88¢ to 8.46¢.

Fixed fee contract revenue.    Fixed fee contract revenue was $12.6 million in the three months ended June 30, 2008 compared to $7.5 million in the same period of 2007.  Fixed fee contract revenue increased principally because in 2008 we initiated service under a new agreement for flying with a third Harrah’s Entertainment Inc. subsidiary and new flying which began in May 2008 under a charter services agreement with MLT Vacations.  The new flying was offset by a reduction in seasonal charter service during the three months ended June 30, 2008 for Apple Vacations West, Inc. compared to the same period in 2007.  In July 2008, MLT Vacations has terminated the charter services agreement with us effective October 2008.

Ancillary revenue.    Ancillary revenue increased 84.4% to $29.1 million in the three months ended June 30, 2008 up from $15.8 million in the same period of 2007. The increase in ancillary revenue was due to a 39.2% increase in scheduled service passengers and a 32.5% increase in ancillary revenue per passenger from $20.94 to $27.75 due primarily to the sale of new products and higher prices on certain existing products.

Other revenue.  Lease revenue of $2.2 million was generated during the three months ended June 30, 2008 related to the purchase of six MD-80 aircraft and three engines on lease to another airline.  These aircraft and engines are expected to be returned to us in the second half of 2008 and during 2009.

Operating Expenses

Our operating expenses increased by 69.7%, or $52.1 million, to $126.9 million in the three months ended June 30, 2008, up from $74.8 million during the same period in 2007.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents unit costs defined as Operating expense per ASM (“CASM”), for the indicated periods. The table also presents CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and are therefore beyond our control.

	Three Months Ended June 30,				Percentage
	2008		2007		Change
Aircraft fuel	6.11	¢	3.82	¢	60.0%
Salary and benefits	1.46		1.50		(2.6)
Station operations	0.89		0.88		1.1
Maintenance and repairs	0.96		0.61		57.4
Sales and marketing	0.31		0.33		(6.1)
Aircraft lease rentals	0.08		0.07		14.3
Depreciation and amortization	0.51		0.40		27.5
Other	0.44		0.44		—
Operating CASM	10.76	¢	8.05	¢	33.7%
Operating CASM, excluding fuel	4.65	¢	4.24	¢	9.7%

Overall, Operating CASM increased by 33.7% primarily from increases in aircraft fuel expense and maintenance and repairs expense.   Aircraft fuel expense and maintenance and repairs expense increased 103.3% and 99.6%, respectively, during the three months ended June 30, 2008 compared to the same period in 2007, which has significantly outpaced the ASM growth of 27.0% over the same period.  Operating CASM, excluding fuel, increased by 9.7% primarily as a result of the increase in maintenance and repairs expense.

In addition to per ASM costs, management evaluates our operating expenses on a per passenger basis.  The following table presents unit costs defined on a per passenger basis for the indicated periods.  The table also presents Operating expense per passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried.

	Three Months Ended June 30,		Percentage
	2008	2007	Change
Aircraft fuel	$62.48	$43.75	42.8%
Salary and benefits	14.88	17.25	(13.7)
Station operations	9.10	10.11	(9.9)
Maintenance and repairs	9.85	7.02	40.3
Sales and marketing	3.18	3.74	(15.0)
Aircraft lease rentals	0.81	0.81	—
Depreciation and amortization	5.16	4.58	12.7
Other	4.54	5.00	(9.2)
Operating expense per passenger	$110.00	$92.26	19.2%
Operating expense per passenger, excluding fuel	$47.52	$48.52	(2.1)%

Quarter over quarter, our passenger volume increase of 42.3% outpaced the cost increases in salary and benefits, station operations, sales and marketing, and other costs for a reduction of 2.1% in operating expense per passenger, excluding fuel.  Passenger volume increase is attributable to our 5.5 percentage point increase in the scheduled service load factor during the second quarter of 2008 compared to the same period of 2007.  Primary contributors to the change in operating expenses at a lower percentage were a 10.1% decrease in salary and benefits monthly average expense per full time equivalent employee and a 6.2% decrease in station operations expense per departure.

Aircraft fuel expense.    Aircraft fuel expense increased 103.3%, or $36.6 million, to $72.1 million in the three months ended June 30, 2008 up from $35.5 million in the same period of 2007. This change was due to a 29.0% increase in gallons consumed and a 58.0% increase in the average cost per gallon to $3.52 per gallon during the three months ended June 30, 2008 compared to $2.23 per gallon in the same period of 2007.

Salary and benefits expense.    Salary and benefits expense increased 22.7% to $17.2 million in the three months ended June 30, 2008 up from $14.0 million in the same period of 2007. This increase is largely attributable to a 36.6% increase in full-time equivalent employees to support our system growth during this period, offset by a reduction in accrued employee bonus expense compared to the prior year. We employed 1,299 full-time equivalent employees as of June 30, 2008, compared to 951 full-time equivalent employees as of June 30, 2007.

Station operations expense.    Station operations expense increased 28.0% to $10.5 million in the three months ended June 30, 2008 compared to $8.2 million in the same period of 2007.   The percentage increase in station operations expense lagged the 36.5% increase in departures as station operations expense per departure decreased by 6.2%.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 99.6%, or $5.7 million, to $11.3 million in the three months ended June 30, 2008 up from $5.7 million in the same period of 2007.  The increase is largely attributable to seven scheduled heavy maintenance checks performed in the three months ended June 30, 2008 compared to three performed in the same period of 2007, along with three engine overhauls performed in the three months ended June 30, 2008 compared to one performed in the same period of 2007.  We believe maintenance and repairs expense was unusually high in the three months ended June 30, 2008, and unusually low in the three months ended June 30, 2007.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.    Sales and marketing expense increased 21.0% to $3.7 million in the three months ended June 30, 2008 compared to $3.0 million in the same period of 2007.  This increase is primarily due to an increase in credit card discount fees associated with the 33.6% increase in scheduled service revenue in the three months ended June 30, 2008 compared to the same period in 2007.  Sales and marketing expense declined as a percentage of revenue from 3.4% in the three months ended June 30, 2007 to 2.8% in the same period of 2008.

Aircraft lease rentals expense.    Aircraft lease rentals expense increased by 42.5% to $0.9 million in the three months ended June 30, 2008 up from $0.7 million in the same period of 2007 due to an increase in the number of leased aircraft from three as of June 30, 2007 to four as of June 30, 2008.  We purchased two of these aircraft after June 30, 2008.

Depreciation and amortization expense.    Depreciation and amortization expense was $6.0 million in the three months ended June 30, 2008 compared to $3.7 million in the same period of 2007, an increase of 60.3%, as the number of aircraft owned, subject to capital lease, or leased to a third party, increased from 24 as of June 30, 2007 to 39 as of June 30, 2008.

Other expense.    Other expense increased by 29.4% to $5.2 million during the three months ended June 30, 2008 compared to $4.0 million in same period of 2007 due mainly to increased aviation insurance, administrative, facilities, and training expenses associated with our company’s growth.

Other (Income) Expense

Other (income) expense decreased from an income amount of $1.6 million in the three months ended June 30, 2007 to a net other expense amount of $0.5 million for the same period of 2008.  The change was principally due to a reduction of $1.4 million in interest income earned due to lower prevailing interest rates and a net gain on fuel derivatives of $0.4 million in the three months ended June 30, 2007 not repeated in 2008.

Income Tax Expense

Our effective tax rate remained relatively consistent at 36.4% for the three months ended June 30, 2008 compared to 36.8% in the same period of 2007.  Our reported effective tax rate for the second quarter of 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2008	2007
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	51.2	38.5
Salary and benefits	13.0	15.5
Station operations	8.5	9.7
Maintenance and repairs	8.2	7.1
Sales and marketing	3.0	3.5
Aircraft lease rentals	0.7	0.8
Depreciation and amortization	4.2	4.3
Other	4.0	4.3
Total operating expenses	92.8%	83.7%
Operating margin	7.2%	16.3%

We recorded total operating revenue of $264.7 million, income from operations of $19.0 million and net income of $12.3 million for the six months June 30, 2008.  By comparison, for the same period in 2007, we recorded total operating revenue of $173.3 million, income from operations of $28.5 million, and net income of $19.7 million.

As of June 30, 2008, we had a fleet of 37 aircraft in service, compared with a fleet of 27 aircraft in service as of June 30, 2007.  The growth of our fleet permitted us to increase ASMs by 31.6% for the six months ended June 30, 2008, compared to the same period in 2007 as departures increased by 42.2% and average stage length decreased by 7.5%.

Compared to the six months ended June 30, 2007, scheduled service ASMs increased by 33.9% in the same period of 2008, while other flying (fixed fee and non-revenue) increased 17.2%.

Operating Revenue

Our operating revenue increased 52.8%, or $91.4 million, to $264.7 million during the six months ended June 30, 2008 from $173.3 million in the same period of 2007.  This was primarily driven by a 37.8% increase in RPMs and a 16.1% increase in operating revenue per ASM.  The increase in RPMs resulted from the 31.6% increase in ASMs and an increase of our load factor.  The operating revenue per ASM increase of 16.1% primarily resulted from the increase in our average ancillary fare per passenger for the six months ended June 30, 2008 compared to the same period of 2007, along with an increase in our load factor.

Scheduled service revenue.  Scheduled service revenue increased 44.8%, or $55.5 million, to $179.4 million in the six months ended June 30, 2008 from $123.9 million in the same period of 2007 due to a 41.6% increase in scheduled service RPMs.   The decrease in average stage length of 3.2%, along with an increase of 4.8 percentage points in the scheduled service load factor to 88.6%, resulted in an 8.2% year-over-year increase in scheduled service revenue per ASM from 7.69¢ to 8.32¢.

Fixed fee contract revenue.  Fixed fee contract revenue increased 28.5% to $26.8 million during the six months ended June 30, 2008, up from $20.9 million for the same period of 2007.  The increase was attributable to flying under a new agreement in 2008 with a third Harrah’s subsidiary along with increase in flying for other charter operators and ad-hoc operations compared to the same period in the prior year.  As indicated above, the contract with MLT Vacations has been terminated effective October 2008.

Ancillary revenue.  Ancillary revenue increased 97.7% to $56.2 million in the six months ended June 30, 2008, up from $28.6 million in the same period of 2007.   The increase in ancillary revenue was due to a 47.4% in scheduled service passengers and a 33.6% increase in ancillary revenue per passenger from $20.02 to $26.75 due primarily to the sale of several new products and higher prices on certain existing products.

Other revenue.  Lease revenue of $2.2 million was generated during the six months ended June 30, 2008 related to the purchase of six MD-80 aircraft and three engines on lease to another airline.  These aircraft and engines are expected to be returned to us in the second half of 2008 and during 2009.

Operating Expenses

Our operating expenses increased by 69.6%, or $100.8 million, to $245.7 million during the six months ended June 30, 2008, up from $144.8  million during the same period in 2007.

The following table presents unit costs, CASM, and Operating CASM, excluding fuel, for the indicated periods:

	Six Months Ended June 30,				Percentage
	2008		2007		Change
Aircraft fuel	5.53	¢	3.58	¢	54.5%
Salary and benefits	1.40		1.44		(2.8)
Station operations	0.92		0.90		2.2
Maintenance and repairs	0.89		0.66		34.8
Sales and marketing	0.33		0.33		—
Aircraft lease rentals	0.08		0.07		14.3
Depreciation and amortization	0.45		0.40		12.5
Other	0.43		0.40		7.5
Operating CASM	10.03	¢	7.78	¢	28.9%
Operating CASM, excluding fuel	4.49	¢	4.20	¢	6.9%

Overall, Operating CASM increased by 28.9% primarily from increases in aircraft fuel expense and maintenance and repairs expense.  Aircraft fuel expense and maintenance and repairs expense  increased 103.4% and 78.5%, respectively, during the six months ended June 30, 2008 compared to the same period in 2007, which has significantly outpaced the ASM growth of 31.6% over the same period.  Operating CASM, excluding fuel, increased by 6.9% primarily as a result of the increase in maintenance and repairs expense.

The following table presents our Operating expense per passenger and Operating expense per passenger, excluding fuel, for the indicated periods:

	Six Months Ended June 30,		Percentage
	2008	2007	Change
Aircraft fuel	$58.73	$42.61	37.8%
Salary and benefits	14.85	17.19	(13.6)
Station operations	9.75	10.76	(9.4)
Maintenance and repairs	9.45	7.81	21.0
Sales and marketing	3.47	3.88	(10.6)
Aircraft lease rentals	0.84	0.84	—
Depreciation and amortization	4.75	4.72	0.8
Other	4.59	4.80	(4.4)
Operating expense per passenger	$106.43	$92.61	14.9%
Operating expense per passenger, excluding fuel	$47.70	$50.00	(4.6)%

During the first six months of 2008, our passenger volume increase of 47.6% outpaced the cost increases in salary and benefits expense, station operations, sales and marketing, and other costs for a reduction of 4.6% in operating expense per passenger, excluding fuel.  Passenger volume increase is attributable to our 4.8 percentage points increase in the scheduled service load factor during the six months ended June 30, 2008 compared to the same period of 2007.  Primary contributors to the change in operating expenses at a lower percentage were a 7.7% decrease in salary and benefits monthly average expense per full time equivalent employee and a 6.0% decrease in station operations expense per departure.

Aircraft fuel expense   Aircraft fuel expense increased 103.4% to $135.6 million in the six months ended June 30, 2008, up from $66.6 million in the same period of 2007. This change was primarily due to a 34.0% increase in gallons consumed and an increase in the average cost per gallon to $3.19 per gallon during the six months ended June 30, 2008 compared to $2.10 per gallon in the same period of 2007.

Salary and benefits expense.    Salary and benefits expense increased 27.5 % to $34.3 million in the six months ended June 30, 2008, up from $26.9 million in the same period of 2007.   The increase is largely attributable to a 36.6% increase in full-time equivalent employees to support our system growth during this period, offset by a reduction in accrued employee bonus expense compared to the prior year.  We employed 1,299 full-time equivalent employees as of June 30, 2008, compared to 951 full-time equivalent employees as of June 30, 2007.

Station operations expense.    Station operations expense increased 33.7%, or $5.7 million, to $22.5 million in the six months ended June 30, 2008 compared to $16.8 million in the same period of 2007.   The percentage increase in station operations expense lagged the 42.2% increase in departures as station operations expense per departure decreased by 6.0%.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 78.5%, or $9.6 million, to $21.8 million in the six months ended June 30, 2008 up from $12.2 million in the same period of 2007.  An increase in scheduled heavy maintenance checks to 11 for the first half of 2008 from six in the same period of 2007 and an increase in engine overhauls to four in the first half of 2008 compared to two in the same period of 2007 were the primary drivers of the higher maintenance and repairs expense in the current year.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.    Sales and marketing expense increased 32.0%, or $1.9 million, to $8.0 million in the six months ended June 30, 2008, compared to $6.1 million in the same period of 2007.   The increase is primarily due to an increase in credit card discount fees associated with the 44.8% increase in scheduled service revenue in the six months ended June 30, 2008 compared to the same period of 2007.  Sales and marketing expense declined as a percentage of revenue from 3.5% in the six months ended June 30, 2007 to 3.0% in the same period of 2008.

Aircraft lease rentals expense.    Aircraft lease rentals expense increased by 48.6% to $1.9 million in the six months ended June 30, 2008 up from $1.3 million in the same period of 2007 due to an increase in number of leased aircraft from three as of June 30, 2007 to four as of June 30, 2008.  We purchased two of these aircraft after June 30, 2008.

Depreciation and amortization expense.    Depreciation and amortization expense was $11.0 million in the six months ended June 30, 2008 compared to $7.4 million in the same period of 2007, an increase of 48.8% as the number of aircraft owned, subject to capital leases, or leased to a third party increased from 24 as of June 30, 2007 to 39 as of June 30, 2008.

Other expense.    Other expense increased by 40.7% to $10.6 million in the six months ended June 30, 2008 compared to $7.5 million in same period of 2007 due mainly to increased aviation insurance, administrative, facilities, and training expenses associated with our company’s growth.

Other (Income) Expense

Other (income) expense decreased from an income amount of $3.6 million in the six months ended June 30, 2007 to a net other expense of $0.2 million in the same period of 2008.  The change is primarily due to a decrease in interest income of $1.5 million as a result of lower interest rates on invested cash, along with a minimal net loss on fuel derivatives from one settled contract during 2008 compared to a net gain on fuel derivatives of $1.9 million in the six months ended June 30, 2007.

Income Tax Expense

Our tax rate is affected by recurring items, such as tax rates in various states and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Our effective tax rate was 34.6% for the six months ended June 30, 2008 compared to 38.5% in the same period of 2007.  The tax rate during the first six months of 2007 was higher due to a non-recurring tax provision adjustment impacting the six months ended June 30, 2007, that resulted from the reorganization consummated at the time of our initial public offering in December 2006.  The lower effective tax rate for the six months ended June 30, 2008 was also attributable to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision.  Our reported effective tax rate for the first half of 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Percent
	2008	2007	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,153,500	810,555	42.3
Revenue passenger miles (RPMs) (thousands)	1,037,351	774,828	33.9
Available seat miles (ASMs) (thousands)	1,179,101	928,177	27.0
Load factor	88.0%	83.5%	4.5
Operating revenue per ASM (cents)	11.16	9.58	16.5
Operating CASM (cents)	10.76	8.05	33.7
Fuel expense per ASM (cents)	6.11	3.82	59.9
Operating CASM, excluding fuel (cents)	4.65	4.24	9.7
Operating expense per passenger	$110.00	$92.26	19.2
Fuel expense per passenger	$62.48	$43.75	42.8
Operating expense per passenger, excluding fuel	$47.52	$48.52	(2.1)
Departures	9,504	6,962	36.5
Block hours	21,518	16,370	31.4
Average stage length (miles)	838	901	(7.0)
Average number of operating aircraft during period	36.7	26.2	40.1
Total aircraft in service end of period	37	27	37.0
Full-time equivalent employees at period end	1,299	951	36.6
Fuel gallons consumed (thousands)	20,460	15,864	29.0
Average fuel cost per gallon	$3.52	$2.23	57.8
Scheduled service statistics:
Passengers	1,048,870	753,716	39.2
Revenue passenger miles (RPMs) (thousands)	937,923	708,616	32.4
Available seat miles (ASMs) (thousands)	1,036,293	833,475	24.3
Load factor	90.5%	85.0%	5.5
Departures	7,899	6,121	29.0
Block hours	18,667	14,680	27.2
Yield (cents)	9.34	9.26	0.9
Scheduled service revenue per ASM (cents)	8.46	7.88	7.4
Ancillary revenue per ASM (cents)	2.81	1.89	48.7
Total revenue per ASM (cents)	11.27	9.77	15.4
Average fare — scheduled service	$83.56	$87.06	(4.0)
Average fare — ancillary	$27.75	$20.94	32.5
Average fare — total	$111.31	$108.01	3.1
Average stage length (miles)	881	921	(4.4)
Percent of sales through website during period	85.6%	86.8%	(1.2)

*  Except load factor and percent of sales through website, which is percentage point change

	Six months ended June 30,		Percent
	2008	2007	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	2,308,210	1,563,794	47.6
Revenue passenger miles (RPMs) (thousands)	2,099,815	1,524,065	37.8
Available seat miles (ASMs) (thousands)	2,449,348	1,860,706	31.6
Load factor	85.7%	81.9%	3.8
Operating revenue per ASM (cents)	10.81	9.31	16.1
Operating CASM (cents)	10.03	7.78	28.9
Fuel expense per ASM (cents)	5.53	3.58	54.5
Operating CASM, excluding fuel (cents)	4.49	4.20	6.9
Operating expense per passenger	$106.43	$92.61	14.9
Fuel expense per passenger	$58.73	$42.61	37.8
Operating expense per passenger, excluding fuel	$47.70	$50.00	(4.6)
Departures	19,526	13,729	42.2
Block hours	44,931	32,930	36.4
Average stage length (miles)	846	915	(7.5)
Average number of operating aircraft during period	35.6	26.0	36.9
Total aircraft in service end of period	37	27	37.0
Full-time equivalent employees at period end	1,299	951	36.6
Fuel gallons consumed (thousands)	42,488	31,711	34.0
Average fuel cost per gallon	$3.19	$2.10	51.9
Scheduled service statistics:
Passengers	2,103,268	1,426,556	47.4
Revenue passenger miles (RPMs) (thousands)	1,911,171	1,350,095	41.6
Available seat miles (ASMs) (thousands)	2,156,305	1,610,616	33.9
Load factor	88.6%	83.8%	4.8
Departures	16,190	11,795	37.3
Block hours	39,013	28,527	36.8
Yield (cents)	9.39	9.17	2.4
Scheduled service revenue per ASM (cents)	8.32	7.69	8.2
Ancillary revenue per ASM (cents)	2.61	1.77	47.5
Total revenue per ASM (cents)	10.93	9.46	15.5
Average fare — scheduled service	$85.28	$86.82	(1.8)
Average fare — ancillary	$26.75	$20.02	33.6
Average fare — total	$112.03	$106.84	4.9
Average stage length (miles)	894	924	(3.2)
Percent of sales through website during period	86.8%	84.7%	2.1

*  Except load factor and percent of sales through website, which is percentage point change

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments decreased from $186.8 million at December 31, 2007 to $171.5 million at June 30, 2008.  Restricted cash includes credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit issued to our hotel vendors, airports and certain other parties.

Sources and Uses of Cash.

Operating Activities:  During the six months ended June 30, 2008, our operating activities provided $29.7 million of cash compared to $51.0 million during the same period of 2007.  The cash flows provided by operations for the period in 2008 were primarily the result of net income and increase in passenger bookings for future travel.  During the same period in 2007, these numbers were higher, accounting for a significantly larger amount of cash from operating activities for the six months ended June 30, 2007.

Investing Activities:  Cash used in investing activities for the six months ended June 30, 2008 was $16.8 million compared to $10.7 million used in the same period of 2007.  During the six months ended June 30, 2008, our primary use of cash was for the purchase of property and equipment of $40.8 million offset by net maturities of short-term investments of $22.1 million.

Financing Activities:  During the six months ended June 30, 2008, we used $8.4 million in cash in financing activities compared to $15.3 million provided by financing activities for the same period of 2007.  Financing activities for the six months ended June 30, 2008 primarily includes $15.8 million to purchase common stock in open market purchases, the retirement of capital lease obligations and other debt repayments, offset by $25.6 million obtained from the financing of ten aircraft.  During the six months ended June 30, 2007, the $22.3 million proceeds from a public stock offering more than offset debt and capital lease financing payments.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of June 30, 2008 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	4 to 5 years	More than 5 years
Long term debt obligations (1)	$82,519	$11,816	$54,049	$16,654	$—
Capital lease obligations	4,070	1,110	2,220	740	—
Operating lease obligations (2)	23,855	1,954	6,569	4,824	10,508
Aircraft purchase obligations (3)	4,050	4,050	—	—	—
Total future payments on contractual obligations	$114,494	$18,930	$62,838	$22,218	$10,508

(1)         Long-term debt obligations include scheduled interest payments.

(2)         Operating lease obligations include aircraft operating leases and leases of airport station property and office space.

(3)         Aircraft purchase obligations represents the purchase price for two aircraft that were purchased at the end of the lease term in July 2008.  These aircraft were under operating leases with forward purchase agreements.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.  There has been no material change to these policies for the six months ended June 30, 2008.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Orlando, Tampa/St. Petersburg, Phoenix and Ft. Lauderdale from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represents more than 50% of our operating expenses.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2008, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $7.1 million for the three months ended June 30, 2008, and by approximately $13.6 million for the six months ended June 30, 2008.  While we are not currently hedging our fuel risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of June 30, 2008, we had no fuel derivative contracts outstanding.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $148.7 million, and short term investments of $5.0 million at June 30, 2008.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2008 would not have a significant impact.  For the six months ended June 30, 2008, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.3 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of June 30, 2008, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately $0.9 million of the proceeds were applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.  As of June 30, 2008, we have used $82.9 million of the proceeds of our initial public offering for capital expenditures.

Our Repurchases of Equity Securities

On January 29, 2008 we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  As of June 30, 2008, the Company has repurchased 553,700 shares of the Company’s common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15.8 million.  We did not repurchase any shares during the second quarter of 2008.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Master Loan Agreement dated as of April 11, 2008 between Bank of Nevada and Allegiant Air, LLC (3)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)     Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission on July 6, 2006.

(2)     Incorporated by reference to Exhibit filed to the Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008.

(3)     Portions of the indicated documents have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: August 8, 2008	By:	/s/ Andrew C. Levy
Andrew C. Levy
Principal Financial Officer