Form 10-Q
period 2008-09-30
Allegiant Travel CO
filed 2008-11-10
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2008 was 20,337,454.

Allegiant Travel Company

Form 10-Q

September 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$133,542	$144,269
Restricted cash	17,311	15,383
Short-term investments	5,033	27,110
Accounts receivable, net of allowance for doubtful accounts of $- at September 30, 2008 and December 31, 2007	8,803	9,084
Income tax receivable	421	6,228
Expendable parts, supplies and fuel, net of allowance for obsolescence of $509 and $374 at September 30, 2008 and December 31, 2007, respectively	11,219	6,544
Prepaid expenses	12,051	14,718
Other current assets	1,801	1,552
Total current assets	190,181	224,888
Property and equipment, net	210,085	171,170
Restricted cash, net of current portion	—	38
Investment in and advances to joint venture	607	1,976
Deposits and other assets	2,119	7,353
Total assets	$402,992	$405,425

Current liabilities:
Current maturities of notes payable	$20,177	$11,955
Current maturities of capital lease obligations	1,870	6,241
Accounts payable	15,448	21,302
Accrued liabilities	13,005	13,174
Air traffic liability	77,776	74,851
Deferred income taxes	1,733	456
Total current liabilities	130,009	127,979
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	44,073	31,890
Capital lease obligations, net of current maturities	3,971	22,060
Deferred income taxes	10,472	13,165
Total liabilities	188,525	195,094
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized, 20,325,454 shares issued and outstanding as of September 30, 2008 and 20,738,387 shares issued and outstanding as of December 31, 2007	20	21
Treasury stock, at cost, 553,700 shares	(15,808)	—
Additional paid in capital	162,675	159,863
Accumulated other comprehensive (loss) income	(62)	13
Retained earnings	67,642	50,434
Total stockholders’ equity	214,467	210,331
Total liabilities and stockholders’ equity	$402,992	$405,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUE:
Scheduled service revenue	$73,796	$62,274	$253,175	$186,127
Fixed fee contract revenue	14,234	7,359	41,068	28,240
Ancillary revenue	27,591	15,989	83,846	44,545
Other revenue	1,265	705	3,495	705
Total operating revenue	116,886	86,327	381,584	259,617
OPERATING EXPENSES:
Aircraft fuel	56,795	36,628	192,357	103,265
Salary and benefits	17,272	13,399	51,558	40,286
Station operations	10,309	8,186	32,821	25,019
Maintenance and repairs	10,099	5,933	31,914	18,152
Sales and marketing	3,099	3,310	11,103	9,375
Aircraft lease rentals	517	817	2,461	2,125
Depreciation and amortization	6,219	4,238	17,190	11,613
Other	4,459	4,273	15,024	11,780
Total operating expenses	108,769	76,784	354,428	221,615
OPERATING INCOME	8,117	9,543	27,156	38,002

OTHER (INCOME) EXPENSE:
(Gain) loss on fuel derivatives, net	—	(348)	11	(2,252)
(Earnings) loss from joint venture, net	(13)	(35)	30	(297)
Other expense	—	—	—	63
Interest income	(878)	(2,542)	(3,638)	(6,835)
Interest expense	1,302	1,368	4,206	4,137
Total other (income) expense	411	(1,557)	609	(5,184)
INCOME BEFORE INCOME TAXES	7,706	11,100	26,547	43,186
PROVISION FOR INCOME TAXES	2,816	4,085	9,339	16,448
NET INCOME	$4,890	$7,015	$17,208	$26,738
Earnings Per Share:
Basic	$0.24	$0.34	$0.85	$1.33
Diluted	$0.24	$0.34	$0.84	$1.30
Weighted average shares outstanding:
Basic	20,223	20,625	20,295	20,106
Diluted	20,467	20,936	20,531	20,491

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$17,208	$26,738

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,190	11,613
Loss (gain) on disposal of aircraft and other equipment	761	(79)
Provision for obsolescence of expendable parts, supplies and fuel	135	39
Stock compensation expense	1,210	704
Deferred income taxes	(1,416)	4,802
Excess tax benefits from stock option exercises	(1,105)	(1,958)
Changes in certain assets and liabilities:
Restricted cash	(1,890)	(1,798)
Accounts receivable	281	(4,236)
Income tax receivable	5,807	—
Receivable from related parties	—	1,489
Expendable parts, supplies and fuel	(4,810)	(6,355)
Prepaid expenses	(4,783)	(2,913)
Other current assets	(249)	2,237
Accounts payable	(4,749)	3,594
Accrued liabilities	(169)	(2,421)
Air traffic liability	2,925	31,461
Net cash provided by operating activities	26,346	62,917
INVESTING ACTIVITIES:
Purchase of short-term investments	(5,000)	(6,904)
Maturities of short-term investments	27,002	5,717
Purchase of property and equipment	(49,201)	(32,340)
Proceeds from sale of property and equipment	165	531
Investment in joint venture, net	1,369	(2,843)
Decrease (increase) in lease and equipment deposits	1,604	(5,088)
Net cash used in investing activities	(24,061)	(40,927)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	1,105	1,958
Proceeds from exercise of stock options	497	741
Proceeds from issuance of common stock, net	—	22,265
Proceeds from issuance of notes payable	25,625	—
Repurchase of common stock	(15,809)	—
Principal payments on notes payable	(12,420)	(7,324)
Principal payments on related party notes payable	—	(891)
Principal payments on capital lease obligations	(12,010)	(3,204)
Net cash (used in) provided by financing activities	(13,012)	13,545
Net change in cash and cash equivalents	(10,727)	35,535
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,269	130,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,542	$165,808

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$7,200	$—
Acquisition of aircraft under capital lease	$—	$7,726

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

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Note 2 – Newly Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will impact the Company’s financial statements if the Company enters into a business combination after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements intended to provide disclosures to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect that the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of SFAS 157 (“FSP FAS 157-2”).  This FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company has not yet determined the effect on the Company’s consolidated financial statements that adoption of SFAS 157 will have for those items within the scope of FSP FAS 157-2.

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

Note 3 – Income Taxes

For the three and nine months ended September 30, 2008, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at September 30, 2008.  No penalties were accrued at September 30, 2008.

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

In January 2008, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock. As of September 30, 2008, the Company has repurchased 554 shares of the Company’s common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.   No share repurchases were made by the Company during the second or third quarters of 2008.

Note 5 – Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$4,890	$7,015	$17,208	$26,738
Denominator:
Weighted-average shares outstanding	20,223	20,625	20,295	20,106
Weighted-average effect of dilutive securities:
Employee stock options	54	123	55	195
Stock purchase warrants	136	139	135	140
Restricted stock	54	49	46	50
Adjusted weighted-average shares outstanding, diluted	20,467	20,936	20,531	20,491
Net income per share, basic	$0.24	$0.34	$0.85	$1.33
Net income per share, diluted	$0.24	$0.34	$0.84	$1.30

Note 6 – Long-Term Debt

	As of September 30,	As of December 31,
	2008	2007
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$11,919	$15,747
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	12,321	14,113
Notes payable, secured by aircraft, interest at 6%, due April 2012	16,302	—
Notes payable, secured by aircraft, interest at 6%, due
at varying dates through February 2011	11,471	7,108
Notes payable, secured by aircraft, interest at 6.8%, due
June 2011	7,285	—
Notes payable, secured by aircraft, interest at 8%, due
June 2011	4,910	6,071
Note payable, secured by aircraft, interest at 9%	—	747
Other notes payable	42	59
Capital lease obligations	5,841	28,301
Total long-term debt	70,091	72,146
Less current maturities	(22,047)	(18,196)
Long-term debt, net of current maturities	$48,044	$53,950

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

Note 8 – Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 52.2% and 47.7% of the Company’s operating expenses for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, aircraft fuel expense represented approximately 54.3% and 46.6%, respectively, of the Company’s operating expenses.  The Company endeavors to acquire jet fuel at the lowest possible cost.

The Company has in the past entered into financial derivative contracts to manage fuel price risk. These financial derivative instruments were not purchased nor held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008.  The Company does not have any derivative instruments as of September 30, 2008.

The Company’s fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for financial reporting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, changes in the fair value of such derivative contracts, which amounted to gains of $348 for the three months ended September 30, 2007, and losses of $11 and gains of $2,252 for the nine months ended September 30, 2008 and 2007, respectively, were recorded as a “(Gain) loss on fuel derivatives, net” within Other (income) expense in the condensed consolidated statements of income.  These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  The fair value of hedge contracts amounted to $81 as of December 31, 2007 and was recorded in “Other current assets” in the condensed consolidated balance sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ended September 30, 2008 and 2007.  Also discussed is our financial position as of September 30, 2008 and December 31, 2007. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2007.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We also fly charter (“fixed fee”) services under long-term contracts (primarily for Harrah’s Entertainment Inc.) and on an on-demand basis.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	September 30, 2008			December 31, 2007			September 30, 2007
	Own(a)(b)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	31	2	33	24	4	28	22	4	26
MD87s	4	0	4	4	0	4	3	0	3
Total	35	2	37	28	4	32	25	4	29

(a)   Aircraft owned includes the following number subject to capital leases: September 30, 2008 – two, December 31, 2007 – seven, and September 30, 2007 – five.

(b)   Does not include six owned MD-80 aircraft leased to a third party.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of September 30, 2008, we offered scheduled service from 54 small cities primarily into our major leisure destinations of Las Vegas, Phoenix, Ft. Lauderdale, Orlando, and Tampa/St. Petersburg, including seasonal service, and additional service to other leisure destinations from Bellingham (Washington).  The following shows the number of destinations and small cities served as of the dates indicated:

	As of September 30,	As of December 31,	As of September 30,
	2008	2007	2007
Major leisure destinations	5	5	3
Other leisure destinations	4	2	2
Small cities	54	51	51

Economic Conditions

In the third quarter of 2008, the U.S. economy continued to be impacted by the ongoing credit crisis and rising energy prices. This created a challenging environment for the airline industry, including uncertainty for airline travel demand given perceived tightening of consumer discretionary spending. In response, we focused on appropriate capacity reductions to ensure continued profitability. Our third quarter route adjustments reflected long-haul route eliminations and frequency reductions, along with new short-haul routes that together drove lower average stage length for the period compared with the prior year.  Another focus was to increase passenger loads, which was reflected in greater than 90% load factors for the quarter. Together these measures resulted in significantly lower fuel consumption per passenger, while higher passenger loads helped drive larger ancillary revenues, both factors contributing to higher profits sequentially over second quarter 2008.

Results of Operations

Comparison of three months ended September 30, 2008 to three months ended September 30, 2007

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	48.6	42.4
Salary and benefits	14.8	15.6
Station operations	8.8	9.5
Maintenance and repairs	8.7	6.9
Sales and marketing	2.7	3.8
Aircraft lease rentals	0.4	0.9
Depreciation and amortization	5.3	4.9
Other	3.8	4.9
Total operating expenses	93.1%	88.9%
Operating margin	6.9%	11.1%

We recorded total operating revenue of $116.9 million, income from operations of $8.1 million and net income of $4.9 million for the three months ended September 30, 2008.  During the same period in 2007, we recorded total operating revenue of $86.3 million, income from operations of $9.5 million and net income of $7.0 million.

Operating Revenue

Our operating revenue increased 35.4% to $116.9 million in the three months ended September 30, 2008 from $86.3 million in the same period of 2007 due to increases in scheduled service, fixed fee contract, ancillary and other revenue.

A 14.1% increase in total system departures and an increase in load factor to 90.7% combined to increase passengers by 20.9%, while available seat miles (“ASMs”) increased by only 3.7% due to a 9.2% decline in average stage length.  Increases in all revenue line items outpaced the increase in ASMs resulting in a 30.5% increase in operating revenue per ASM (“RASM”).

Scheduled service revenue. Scheduled service revenue increased 18.5% to $73.8 million for the three months ended September 30, 2008, from $62.3 million in the same period of 2007, because we carried more passengers at a higher average fare. Passengers increased 14.0% due to a 3.7% increase in departures and a 7.6 percentage point increase in load factor to 93.8%. Average fare increased by 4.0% despite a 7.0% decrease in average stage length.

Fixed fee contract revenue. Fixed fee contract revenue was $14.2 million in the three months ended September 30, 2008 compared to $7.4 million in the same period of 2007.  The substantial increase in fixed fee contract revenue is primarily due to services provided to a third Harrah’s Entertainment, Inc. subsidiary and a contract with MLT Vacations, neither of which were in place a year ago. The fixed fee contract services for MLT Vacations ended in October 2008.

Ancillary revenue. Ancillary revenue increased 72.6% to $27.6 million in the three months ended September 30, 2008 up from $16.0 million in the same period of 2007. The increase in ancillary revenue was due to a 14.0% increase in scheduled service passengers and a 51.5% increase in ancillary revenue per passenger from $21.31 to $32.28 due primarily to the sale of new products and higher prices charged for certain existing products.

Other revenue.  Other revenue of $1.3 million was generated during the three months ended September 30, 2008 as a result of the purchase of six MD-80 aircraft and three engines on lease to another airline.  We took possession of one of the six aircraft during the fourth quarter of 2008 with the expectation it will be placed in service by the end of 2008. The remaining aircraft and engines are expected to be returned to us during the fourth quarter of 2008 and during 2009.  Other revenue of $0.7 million was generated during the three months ended September 30, 2007 due to the lease of eight engines to another airline. These engines were returned to us in the fourth quarter of 2007.

Operating Expenses

Our operating expenses increased by 41.7% to $108.8 million in the three months ended September 30, 2008, up from $76.8 million during the same period in 2007.

We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category.  The following table presents Operating expense per passenger for the indicated periods (“per-passenger costs”).  The table also presents Operating expense per passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried.  This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.  Both the cost and availability of fuel are subject to many economic and political factors and are therefore beyond our control.

	Three Months Ended September 30,		Percentage
	2008	2007	Change
Aircraft fuel	$58.27	$45.45	28.2%
Salary and benefits	17.72	16.63	6.6
Station operations	10.58	10.16	4.1
Maintenance and repairs	10.36	7.36	40.1
Sales and marketing	3.18	4.11	(22.6)
Aircraft lease rentals	0.53	1.01	(47.5)
Depreciation and amortization	6.38	5.26	21.3
Other	4.58	5.30	(13.6)
Operating expense per passenger	$111.60	$95.28	17.1%
Operating expense per passenger, excluding fuel	$53.33	$49.83	7.0%

Our per-passenger costs increased at a substantially slower pace than our overall expenses due largely to our increase in total system load factor to 90.7% in the three months ended September 30, 2008 as compared with 84.2% during the prior year period.

The following table presents unit costs, defined as Operating expense per ASM (“CASM”), for the indicated periods.  The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by available seat miles.   As on a per passenger basis, excluding fuel on an ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended September 30,				Percentage
	2008		2007		Change
Aircraft fuel	6.00	¢	4.01	¢	49.6%
Salary and benefits	1.82		1.47		23.8
Station operations	1.09		0.90		21.1
Maintenance and repairs	1.07		0.65		64.6
Sales and marketing	0.33		0.36		(8.3)
Aircraft lease rentals	0.05		0.09		(4.4)
Depreciation and amortization	0.66		0.46		43.5
Other	0.47		0.47		—
Operating CASM	11.49	¢	8.41	¢	36.6%
Operating CASM, excluding fuel	5.49	¢	4.40	¢	24.8%

We believe CASM is not the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the low utilization of our fleet which results in many of our expenses being more fixed as opposed to varying significantly with our ASM production.  We provide this table as a convenience because we recognize that CASM is widely used to compare costs across airlines.

Aircraft fuel expense. Aircraft fuel expense increased 55.1% to $56.8 million in the three months ended September 30, 2008 up from $36.6 million in the same period of 2007. This increase was due to a 48.3% increase in the average cost per gallon to $3.44 from $2.32 combined with a 4.4% increase in gallons consumed to 16.5 million from 15.8 million compared with the same period in 2007. Higher load factors resulted in a smaller increase of 28.2% on a per passenger basis from $45.45 to $58.27.

Salary and benefits expense. Salary and benefits expense increased 28.9% to $17.3 million in the three months ended September 30, 2008 up from $13.4 million in the same period of 2007. This increase is largely attributable to a 23.9% increase in full-time equivalent employees as the average fleet size increased to 37.0 during the three months ended September 30, 2008 compared to 28.8 during the same period a year ago.  We employed 1,282 full-time equivalent employees as of September 30, 2008 compared to 1,035 full-time equivalent employees during the year ago period. Our per-passenger costs increased by 6.6% from $16.63 to $17.72. The quarter-over-quarter increase was primarily a result of a deeper seasonal proportionate reduction in flying for the three months ended September 30, 2008, compared to the same period in 2007.  This was partially offset by higher load factors.

Station operations expense. Station operations expense increased 25.9% to $10.3 million in the three months ended September 30, 2008 compared to $8.2 million in the same period of 2007.  On a per passenger basis, station operations expense increased by 4.1% mainly due to a higher percentage of fixed fee contract flying which usually results in higher station operations expense per passenger than scheduled service flying.

Maintenance and repairs expense. Maintenance and repairs expense increased by 70.2% to $10.1 million in the three months ended September 30, 2008 up from $5.9 million in the same period of 2007.  The increase is largely attributable to more costly scheduled airframe maintenance based on timing of aircraft life cycles, higher parts and repair expenses, and an increase in engine maintenance events in the three months ended September 30, 2008 compared to unusually low engine maintenance event expenses in the same period of 2007.  Our per-passenger costs increased by only 40.1% to $10.36 per passenger in the period ended September 30, 2008 from $7.36 per passenger in the year ago period.  The lower increase in per-passenger costs was due to higher load factors.  The timing of maintenance events can cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.    Sales and marketing expense decreased 6.4% from $3.3 million for the three months ended September 30, 2007 to $3.1 million for the same period of 2008.  The decrease is primarily due to a reduction in advertising expenses during the quarter offset by an increase in credit card discount fees associated with the 18.5% increase in scheduled service revenue in the three months ended September 30, 2008 compared to the same period in 2007.   Advertising expenses have decreased for the three months ended September 30, 2008 compared to the same period in the prior year in part due to higher advertising expenses incurred last year in conjunction with the announcements of new destinations in Phoenix and Ft. Lauderdale.

Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 36.7% to $0.5 million in the three months ended September 30, 2008 down from $0.8 million in the same period of 2007 due to a decrease in the number of leased aircraft from four as of September 30, 2007 to two as of September 30, 2008.  In July 2008, we purchased for cash two MD-80 aircraft that had been operated under operating leases.

Depreciation and amortization expense. Depreciation and amortization expense was $6.2 million in the three months ended September 30, 2008 compared to $4.2 million in the same period of 2007, an increase of 46.7%, as the number of aircraft owned or subject to capital lease increased from 25 as of September 30, 2007 to 41 as of September 30, 2008.  The 16 additional owned aircraft contributed to an increase in depreciation and amortization expense per passenger from $5.26 for the three months ended September 30, 2007 to $6.38 for the same period in 2008.

Other expense. Other expense increased by 4.4% to $4.5 million during the three months ended September 30, 2008 compared to $4.3 million in same period of 2007 due mainly to increased aviation insurance, administrative and facilities expenses associated with our company’s growth, offset by reduced crew member travel and other expenses as a result of our route network changes and capacity reductions.

Other (Income) Expense

Other (income) expense was $0.4 million during the period ended September 30, 2008 compared to income of $1.6 million in the three months ended September 30, 2007. The change was principally due to a $1.7 million reduction in interest income earned by our cash balances as a result of lower prevailing interest rates.

Income Tax Expense

Our effective tax rate remained relatively constant at 36.5% for the three months ended September 30, 2008 compared to 36.8% in the same period of 2007.  Our reported effective tax rate for the third quarter of 2008 may not be indicative of our effective tax rate for the fourth quarter of 2008 or fiscal year 2008.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	50.4	39.8
Salary and benefits	13.5	15.6
Station operations	8.6	9.6
Maintenance and repairs	8.4	7.0
Sales and marketing	2.9	3.6
Aircraft lease rentals	0.7	0.8
Depreciation and amortization	4.5	4.5
Other	3.9	4.5
Total operating expenses	92.9%	85.4%
Operating margin	7.1%	14.6%

We recorded total operating revenue of $381.6 million, income from operations of $27.2 million and net income of $17.2 million for the nine months ended September 30, 2008.  During the same period a year ago, we recorded total operating revenue of $259.6 million, income from operations of $38.0 million, and net income of $26.7 million.

Operating Revenue

Our operating revenue increased 47.0%, or $122.0 million, to $381.6 million during the nine months ended September 30, 2008 from $259.6 million in the same period of 2007 due to increases in scheduled service, fixed fee contract, ancillary and other revenue.

A 32.8% increase in total system departures and an increase in load factor to 87.1% combined to increase passengers by 38.5%, while ASMs increased by only 22.4% due to a 7.9% decline in average stage length.  Increases in all revenue line items outpaced the increase in ASMs resulting in a 20.1% increase in RASM.

Scheduled service revenue.  Scheduled service revenue increased 36.0% to $253.2 million in the nine months ended September 30, 2008 from $186.1 million in the same period of 2007, because we carried more passengers.   Passengers increased 35.9% due to a 26.0% increase in departures and a 5.4 percentage point increase in load factor to 90.0%.  Average fare remained unchanged despite a 4.2% decline in average stage length.

Fixed fee contract revenue.  Fixed fee contract revenue increased 45.4% to $41.1 million during the nine months ended September 30, 2008, up from $28.2 million for the same period of 2007. The substantial increase in fixed fee contract revenue is primarily due to services provided to a third Harrah’s Entertainment, Inc. subsidiary and a contract with MLT Vacations, neither of which were in place a year ago. The increase in flying from these new programs more than offset the loss of revenue from our contract with Apple Vacations West which ended in April 2007.  The fixed fee contract services for MLT Vacations ended in October 2008.

Ancillary revenue.  Ancillary revenue increased 88.2% to $83.8 million in the nine months ended September 30, 2008, up from $44.5 million in the same period of 2007.  The increase in ancillary revenue was due to a 35.9% increase in scheduled service passengers and a 38.5% increase in ancillary revenue per passenger from $20.46 to $28.34 due primarily to the sale of several new products and higher prices charged for certain existing products.

Other revenue. Other revenue of $3.5 million was generated during the nine months ended September 30, 2008 as a result of the purchase of six MD-80 aircraft and three engines on lease to another airline.  We took possession of one of the six aircraft during the fourth quarter of 2008 with the expectation it will be placed in service by the end of 2008. The remaining aircraft and engines are expected to be returned to us during the fourth quarter of 2008 and during 2009.  Other revenue of $0.7 million was generated during the three months ended September 30, 2007 due to the lease of eight engines to another airline. These engines were returned to us in the fourth quarter of 2007.

Operating Expenses

Our operating expenses increased by 59.9% to $354.4 million during the nine months ended September 30, 2008, up from $221.6 million during the same period in 2007.

We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category.  The following table presents Operating expense per passenger and Operating expense per passenger, excluding fuel, for the indicated periods (“per-passenger costs”).

	Nine Months Ended September 30,		Percentage
	2008	2007	Change
Aircraft fuel	$58.60	$43.58	34.5%
Salary and benefits	15.71	17.00	(7.6)
Station operations	10.00	10.56	(5.3)
Maintenance and repairs	9.71	7.66	26.8
Sales and marketing	3.38	3.96	(14.6)
Aircraft lease rentals	0.75	0.90	(16.7)
Depreciation and amortization	5.24	4.90	6.9
Other	4.58	4.96	(7.7)
Operating expense per passenger	$107.97	$93.52	15.5%
Operating expense per passenger, excluding fuel	$49.37	$49.94	(1.1)%

Our per-passenger costs increased at a substantially slower pace than our overall expenses due to our increase in total system load factor to 87.1% in the period ended September 30, 2008 as compared with 82.6% in the prior year period.

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods:

	Nine Months Ended September 30,				Percentage
	2008		2007		Change
Aircraft fuel	5.66	¢	3.72	¢	52.1%
Salary and benefits	1.52		1.45		4.8
Station operations	0.97		0.90		7.8
Maintenance and repairs	0.94		0.65		44.6
Sales and marketing	0.33		0.34		(2.9)
Aircraft lease rentals	0.07		0.08		(12.5)
Depreciation and amortization	0.51		0.42		21.4
Other	0.44		0.43		2.3
Operating CASM	10.44	¢	7.99	¢	30.7%
Operating CASM, excluding fuel	4.77	¢	4.27	¢	11.7%

We believe CASM is not the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the low utilization of our fleet which results in many of our expenses being more fixed as opposed to varying significantly with our ASM production.  We provide this table as a convenience because we recognize that CASM is widely used to compare costs across airlines.

Aircraft fuel expense.   Aircraft fuel expense increased 86.3% to $192.4 million in the nine months ended September 30, 2008, up from $103.3 million in the same period of 2007 due to an increase in the average cost per gallon to $3.26 during the nine months ended September 30, 2008 compared to $2.17 in the same period of 2007, coupled with a 24.1% increase in gallons consumed to 59.0 million from 47.5 million gallons.

Salary and benefits expense.    Salary and benefits expense increased 28.0% to $51.6 million in the nine months ended September 30, 2008, up from $40.3 million in the same period of 2007.  The increase is largely attributable to a 23.9% increase in full-time equivalent employees to support our system growth during this period as the average fleet increased to 36.1 aircraft during the nine month period in 2008 from 27.0 during the same period in 2007. We employed 1,282 full-time equivalent employees as of September 30, 2008, compared to 1,035 full-time equivalent employees as of September 30, 2007. Our per-passenger costs declined by 7.6% to $15.71 from $17.00 primarily because of the benefits of a higher load factor.

Station operations expense.    Station operations expense increased 31.2% to $32.8 million in the nine months ended September 30, 2008 compared to $25.0 million in the same period of 2007. On a per passenger basis, station operations expense declined by 5.3% to $10.00 from $10.56 in the prior year period.  The decline in per-passenger costs is due to the benefit of higher load factors outweighing higher costs associated with more departures and passengers attributed to both in our fixed fee contract flying.

Maintenance and repairs expense.    Maintenance and repairs expense increased by 75.8% to $31.9 million in the nine months ended September 30, 2008 up from $18.2 million in the same period of 2007.  An increase in scheduled heavy maintenance checks to 16 for the nine months ended September 30, 2008 from 11 in the same period of 2007, increased engine maintenance events, and increased repair of rotable parts were primary drivers for the higher maintenance and repairs expense in the current year.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.   Sales and marketing expense increased 18.4% to $11.1 million in the nine months ended September 30, 2008, compared to $9.4 million in the same period of 2007.   The increase is primarily due to an increase in credit card discount fees associated with the 36.0% increase in scheduled service revenue in the nine months ended September 30, 2008 compared to the same period of 2007.

Aircraft lease rentals expense.   Aircraft lease rentals expense increased by 15.8% to $2.5 million in the nine months ended September 30, 2008 up from $2.1 million in the same period of 2007.  The average number of aircraft under operating leases during the first nine months of 2008 was comparable to the average for the same period of 2007.  The increase is attributable to higher lease costs associated with those aircraft under operating leases during 2008.

Depreciation and amortization expense.   Depreciation and amortization expense was $17.2 million in the nine months ended September 30, 2008 compared to $11.6 million in the same period of 2007, an increase of 48.0% as the number of aircraft owned and subject to capital leases increased from 25 as of September 30, 2007 to 41 as of September 30, 2008.

Other expense.   Other expense increased by 27.5% to $15.0 million in the nine months ended September 30, 2008 compared to $11.8 million in same period of 2007 due mainly to increased aviation insurance, administrative, facilities, and training expenses associated with our company’s growth.

Other (Income) Expense

Other expense was $0.6 million in the nine month period ended September 30, 2008 compared with income of $5.2 million in the nine months ended September 30, 2007. The change is primarily due to a $3.2 million decline in interest income earned by our cash balances as a result of lower prevailing interest rates, along with a minimal net loss on fuel derivatives during 2008 compared to a net gain on fuel derivatives of $2.3 million in the nine months ended September 30, 2007.

Income Tax Expense

Our tax rate is affected by recurring items, such as tax rates in various states and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Our effective tax rate was 35.2% for the nine months ended September 30, 2008 compared to 38.1% in the same period of 2007.  The tax rate during the first nine months of 2007 was higher due to a non-recurring tax provision adjustment impacting the nine months ended September 30, 2007, that resulted from the reorganization consummated at the time of our initial public offering in December 2006.  The lower effective tax rate for the nine months ended September 30, 2008 was also attributable to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision.  Our reported effective tax rate for the first nine months of 2008 may not be indicative of our effective tax rates for the fourth quarter of 2008 or for fiscal year 2008.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Percent
	2008	2007	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	974,600	805,878	20.9
Revenue passenger miles (RPMs) (thousands)	858,100	767,930	11.7
Available seat miles (ASMs) (thousands)	946,366	912,496	3.7
Load factor	90.7%	84.2%	6.5
Operating revenue per ASM (RASM) (cents)	12.35	9.46	30.5
Operating CASM (cents)	11.49	8.41	36.6
Fuel expense per ASM (cents)	6.00	4.01	49.6
Operating CASM, excluding fuel (cents)	5.49	4.40	24.8
Operating expense per passenger	$111.60	$95.28	17.1
Fuel expense per passenger	$58.27	$45.45	28.2
Operating expense per passenger, excluding fuel	$53.33	$49.83	7.0
Departures	7,835	6,867	14.1
Block hours	17,153	15,956	7.5
Average stage length (miles)	815	898	(9.2)
Average number of operating aircraft during period	37.0	28.8	28.5
Total aircraft in service end of period	37	29	27.6
Full-time equivalent employees at period end	1,282	1,035	23.9
Fuel gallons consumed (thousands)	16,507	15,812	4.4
Average fuel cost per gallon	$3.44	$2.32	48.3
Scheduled service statistics:
Passengers	854,833	750,170	14.0
Revenue passenger miles (RPMs) (thousands)	745,188	703,442	5.9
Available seat miles (ASMs) (thousands)	794,730	816,408	(2.7)
Load factor	93.8%	86.2%	7.6
Departures	6,223	6,000	3.7
Block hours	14,210	14,245	(0.2)
Yield (cents)	9.90	8.85	11.9
Scheduled service revenue per ASM (cents)	9.28	7.63	21.6
Ancillary revenue per ASM (cents)	3.47	1.96	77.0
Total revenue per ASM (cents)	12.75	9.59	33.0
Average fare — scheduled service	$86.32	$83.02	4.0
Average fare — ancillary	$32.28	$21.31	51.5
Average fare — total	$118.60	$104.33	13.7
Average stage length (miles)	856	920	(7.0)
Percent of sales through website during period	85.8%	85.8%	—

*  Except load factor and percent of sales through website, which is percentage point change

	Nine months ended September 30,		Percent
	2008	2007	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	3,282,810	2,369,672	38.5
Revenue passenger miles (RPMs) (thousands)	2,957,915	2,291,995	29.1
Available seat miles (ASMs) (thousands)	3,395,714	2,773,203	22.4
Load factor	87.1%	82.6%	4.5
Operating revenue per ASM (RASM) (cents)	11.24	9.36	20.1
Operating CASM (cents)	10.44	7.99	30.7
Fuel expense per ASM (cents)	5.66	3.72	52.2
Operating CASM, excluding fuel (cents)	4.77	4.27	11.7
Operating expense per passenger	$107.97	$93.52	15.4
Fuel expense per passenger	$58.60	$43.58	34.5
Operating expense per passenger, excluding fuel	$49.37	$49.94	(1.1)
Departures	27,361	20,596	32.8
Block hours	62,083	48,886	27.0
Average stage length (miles)	837	909	(7.9)
Average number of operating aircraft during period	36.1	27.0	33.7
Total aircraft in service end of period	37	29	27.6
Full-time equivalent employees at period end	1,282	1,035	23.9
Fuel gallons consumed (thousands)	58,995	47,523	24.1
Average fuel cost per gallon	$3.26	$2.17	50.2
Scheduled service statistics:
Passengers	2,958,101	2,176,726	35.9
Revenue passenger miles (RPMs) (thousands)	2,656,359	2,053,537	29.4
Available seat miles (ASMs) (thousands)	2,951,035	2,427,024	21.6
Load factor	90.0%	84.6%	5.4
Departures	22,413	17,795	26.0
Block hours	53,223	42,772	24.4
Yield (cents)	9.53	9.06	5.2
Scheduled service revenue per ASM (cents)	8.58	7.66	12.0
Ancillary revenue per ASM (cents)	2.84	1.84	54.3
Total revenue per ASM (cents)	11.42	9.50	20.2
Average fare — scheduled service	$85.59	$85.51	0.1
Average fare — ancillary	$28.34	$20.46	38.5
Average fare — total	$113.93	$105.97	7.5
Average stage length (miles)	884	923	(4.2)
Percent of sales through website during period	86.6%	86.7%	(0.1)

*  Except load factor and percent of sales through website, which is percentage point change

Liquidity and Capital Resources:

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments decreased from $186.8 million at December 31, 2007 to $155.9 million at September 30, 2008.  Restricted cash includes credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit issued to our hotel vendors, airports and certain other parties.

Sources and Uses of Cash.

Operating Activities:  During the nine months ended September 30, 2008, our operating activities provided $26.3 million of cash compared to $62.9 million during the same period of 2007.  The cash flows provided by operations for the period in 2008 were primarily the result of net income plus non-cash depreciation and amortization expense.  During the same period in 2007, a higher net income and a large increase in passenger bookings for future travel accounted for a significantly larger amount of cash from operating activities for the nine months ended September 30, 2007.  Passenger bookings for future travel as of September 30, 2008, did not increase substantially over the amount at December 31, 2007 due to planned capacity reductions in response to higher fuel prices and general economic conditions.

Investing Activities:  Cash used in investing activities for the nine months ended September 30, 2008 was $24.0 million compared to $40.9 million used in the same period of 2007.  During the nine months ended September 30, 2008, our primary use of cash was for the purchase of property and equipment of $49.2 million offset by maturities of short-term investments of $22.0 million, net of purchases of short-term investments.  We used less cash for investing activities in the 2008 period as a result of the increased cash provided from maturities of short-term investments during the nine months ended September 30, 2008 compared to the same period in 2007.

Financing Activities:  During the nine months ended September 30, 2008, we used $13.0 million in cash in financing activities compared to $13.5 million provided by financing activities for the same period of 2007.  During the nine months ended September 30, 2008, we used $15.8 million to purchase common stock in open market purchases and $24.4 million to retire capital lease obligations and make other debt repayments.  These uses of cash were offset by $25.6 million obtained from the financing of ten aircraft.  During the nine months ended September 30, 2007, the $22.3 million proceeds from a public stock offering more than offset debt and capital lease financing payments during that period.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of September 30, 2008 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	4 to 5 years	More than 5 years
Long term debt obligations (1)	$76,758	$6,026	$54,078	$16,654	$—
Capital lease obligations	6,475	555	4,440	1,480	—
Operating lease obligations (2)	22,863	962	6,569	4,824	10,508
Total future payments on contractual obligations	$106,096	$7,543	$65,087	$22,958	$10,508

(1)         Long-term debt obligations include scheduled interest payments.

(2)         Operating lease obligations include aircraft operating leases and leases of airport station property and office space.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.  There has been no material change to these policies for the nine months ended September 30, 2008.

Recent Accounting Pronouncements

See related disclosure at “Item 1 – Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements – Note 2 – Newly Issued Accounting Pronouncements.”

Special Note about Forward-Looking Statements

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the effect of the economic downturn on leisure travel, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to Las Vegas, Orlando, Tampa/St. Petersburg, Phoenix and Ft. Lauderdale from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented more than 52% of our operating expenses during the three months ended September 30, 2008.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2008, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $5.6 million for the three months ended September 30, 2008, and by approximately $19.4 million for the nine months ended September 30, 2008.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of September 30, 2008, we had no fuel derivative contracts outstanding.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $133.5 million, and short term investments of $5.0 million at September 30, 2008.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2008 would not have had a significant impact on our interest income.  For the nine months ended September 30, 2008, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.4 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of September 30, 2008, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that there have been no changes to our risk factors, other than the following, set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 11, 2008:

The airline and travel industry tends to experience adverse financial results during economic downturns.

The U.S. economy has been weakened by a financial crisis and significant declines in the stock markets, which may reduce the wealth and tighten spending of consumers.  It is uncertain to what extent these economic conditions may impact demand for airline travel in our small city markets or to our leisure destinations.  Since a substantial portion of airline travel, for both business and leisure, is discretionary, the airline and travel industries tend to experience adverse financial results during economic downturns.

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

Approximately $0.9 million of the proceeds were applied to the repayment of debt owed to our chief executive officer and chairman of the board. No other portion of the proceeds from the offering was paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. We have invested the remaining net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the purchase of aircraft.  As of September 30, 2008, we have used $91.3 million of the proceeds of our initial public offering for capital expenditures.

Our Repurchases of Equity Securities

On January 29, 2008 we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  As of September 30, 2008, the Company has repurchased 553,700 shares of the Company’s common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15.8 million.  We did not repurchase any shares during the second and third quarters of 2008.

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

ALLEGIANT TRAVEL COMPANY

Date: November 10, 2008	By:	/s/ Andrew C. Levy
Andrew C. Levy
Principal Financial Officer