Form 10-K
period 2008-12-31
Allegiant Travel CO
filed 2009-03-03
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33166

ALLEGIANT TRAVEL COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-4745737 (I.R.S. Employer Identification No.)
8360 S. Durango Drive, Las Vegas, Nevada (Address of Principal Executive Offices)	89113 (Zip Code)

Registrant's telephone number, including area code: (702) 851-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Nasdaq Global Select Market

         Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2008, was approximately $285,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

         The number of shares of the registrant's Common Stock outstanding as of the close of business on February 20, 2009 was 20,238,236.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting to be held on May 15, 2009, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 82

ALLEGIANT TRAVEL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

i

PART I

Item 1.    Business

Business Overview

        We are a leisure travel company focused on transporting travelers in small cities to leisure destinations such as Las Vegas, Nevada, Phoenix, Arizona, Orlando, Florida, Tampa/St. Petersburg, Florida and Ft. Lauderdale, Florida. We operate a low-cost passenger airline marketed to leisure travelers in small cities, allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. Our route network, pricing philosophy, advertising and diversified product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

        Our business model provides for diversified revenue streams, which we believe distinguishes us from other U.S. airlines and travel companies:

  •
  Scheduled service revenue consists of air fare from our limited frequency nonstop flights between our small city markets and our leisure destinations.

  •
  Fixed fee contract revenue consists largely of fixed fee flying agreements with affiliates of Harrah's Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis for other customers.

  •
  Ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, checked bag charges, in-flight products and other items sold in conjunction with our scheduled air service.

        Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to leisure destinations. We currently provide service primarily to Las Vegas, Nevada, Phoenix, Arizona, Orlando, Florida, Tampa/St. Petersburg, Florida and Ft. Lauderdale, Florida. We have announced we will start service in the second quarter of 2009 to Los Angeles, California, from a dozen of our small city markets.

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

        Our business model has allowed us to grow rapidly and to achieve attractive rates of profitability even during periods of high fuel costs.

        We have had fixed fee flying agreements with various subsidiaries of Harrah's Entertainment Inc. since 2002, which collectively accounted for 7.4% of our total revenues in 2008 and 6.5% of our total revenues in 2007.

Our Competitive Strengths

        We have developed a unique business model that focuses on leisure travelers in small cities. We believe the following strengths allow us to maintain a competitive advantage in the markets we serve:

        Focus on Transporting Travelers From Small Cities to Leisure Destinations.    As of February 1, 2009, we provide nonstop low fare scheduled air service from 57 small cities (including seasonal service) primarily to the leisure destinations of Las Vegas, Nevada, Phoenix, Arizona, Orlando, Florida, Tampa/St. Petersburg, Florida, and Ft. Lauderdale, Florida. We have announced we will start service in the second quarter of 2009 to the leisure destination of Los Angeles, California, from a dozen of our small city markets. Generally, when we enter a new market, we introduce nonstop service to our leisure destinations which previously did not exist. We believe this nonstop service, combined with our pricing philosophy and premier leisure company relationships, makes it attractive for leisure travelers to purchase air travel and related services from us.

        By focusing on underserved small cities, we believe we avoid the intense competition presently seen in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service. As of February 1, 2009, we are the only carrier providing nonstop service on all but two of our 113 routes. Based on published data from the U.S. Department of Transportation ("DOT"), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic after we have begun service for new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers or LCCs, which have tended to focus on larger markets than the small city markets we serve.

        Low Operating Costs.    We believe low costs are essential to competitive success in the airline industry. Our operating expense per available seat mile or "CASM" was 10.09¢ and 8.19¢ for the years ended December 31, 2008 and 2007, respectively. Excluding the cost of fuel, our CASM was 4.92¢ for 2008 and 4.25¢ for 2007.

        Our low operating costs are the result of our focus on the following:

  •
  Cost-Driven Schedule.  We design our flight schedule to concentrate our aircraft each night in our crew bases. This concentration allows us to better utilize personnel, airport facilities, aircraft, spare parts inventories, and other assets. We can do this because we believe leisure travelers are generally less concerned about departure and arrival times than business travelers. Therefore, we are able to schedule flights at times that enable us to reduce our costs.

  •
  Low Aircraft Ownership Costs.  We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs. As of February 1, 2009, our operating fleet consists of 39 MD80 series aircraft. Used MD80 series equipment is widely available today, and we believe the ownership cost of the used MD80s sought by us are substantially lower than comparably sized new Airbus A320 and Boeing 737 aircraft.

  •
  Highly Productive Workforce.  We believe we have one of the most productive workforces in the U.S. airline industry with approximately 35 full-time equivalent employees per operating aircraft as of February 1, 2009. We believe this compares favorably with the same ratio for other airlines based on recent publicly available industry data for other airlines. Our high level of employee productivity is created by fleet commonality, fewer unproductive labor work rules, cost-driven scheduling, and the effective use of automation and part-time employees. Additionally, our highly integrated automation system allows us to minimize corporate overhead functions. We benefit from a motivated, enthusiastic workforce committed to high standards of friendly and reliable service. We invest a significant amount of time and resources into carefully developing our training practices and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

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

  •
  Low Distribution Costs.  Our nontraditional distribution approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems ("GDS") (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. We actively encourage sales on our website. This is the least expensive form of distribution and accounted for 86.4% of our scheduled service revenue during 2008. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

        Growing Ancillary Revenues.    We earn ancillary revenues in conjunction with the sale of scheduled air service which represent a significant, growing revenue stream. Our ancillary revenues have grown from $31.3 million in 2006, to $65.0 million in 2007, and $114.6 million in 2008. On a per scheduled service passenger basis, our ancillary revenues increased from $21.53 per scheduled service passenger in 2007 to $29.43 in 2008.

        Capacity Management.    We believe our ability to quickly adjust capacity allows us to operate profitably throughout a changing environment. As a result of the dramatic fuel price increase in late 2007 and the first three quarters of 2008, we reduced capacity with the elimination of long-haul flights and made substantial frequency variations in certain markets. These adjustments enabled us to achieve profitability in each quarter of 2008 despite the large losses incurred in the industry. During the second quarter of 2009, we plan to restore some capacity from these reductions, along with further expansion of our route network. We believe we can quickly reduce the growth and adjust appropriately our capacity from this planned expansion if necessary to seek to maintain profitability in the event of further deterioration of the economic environment.

        Strong Financial Position.    We have a strong financial position with significant cash balances. On December 31, 2008, we had $174.8 million of cash, cash equivalents and short-term investments. As of December 31, 2008, our total debt was $64.7 million and our debt to total capitalization ratio was 21.7%. We also have a history of growing profitably, having generated net income in 21 of the last 24 quarters. We believe our strong financial position allows us to have greater financial flexibility to grow the business and weather sudden industry disruptions.

        Proven Management Team.    We have a strong management team comprised of experienced and motivated individuals. Our management team is led by Maurice J. Gallagher, Jr., who has an extensive background in the airline industry. Mr. Gallagher was the president of WestAir Holdings, Inc. and built WestAir into one of the largest regional airlines in the U.S. prior to its sale in 1992 to Mesa Air

Group. He was also one of the founders of ValuJet, Inc., which is known today as AirTran Holdings, Inc. Two of our other executive officers are former managers of ValuJet.

Our Business Strategy

        To continue the growth of our business and increase our profitability, our strategy will be to continue to offer a single class of air travel service at low fares, while maintaining high quality standards, keeping our operating costs low and pursuing ways to make our operations more efficient. We intend to grow by adding flights on existing routes, entering additional small cities, connecting our existing small cities to more of our leisure destinations, expanding our relationships with premier leisure companies, and providing service to more leisure destinations.

        The following are the key elements of our strategy:

        Capitalize on Significant Growth Opportunities in Transporting Travelers from Small Cities to Leisure Destinations.    We believe small cities represent a large untapped market, especially for leisure travel. We believe small city travelers have limited options to leisure destinations as existing carriers are generally focused on connecting the small city "spokes" to their business hubs. We aim to become the premier travel brand for leisure travelers in the small cities served by us.

        Since the beginning of 2004, we have expanded our scheduled air service from six to 57 small cities as of February 1, 2009, including seasonal service. These 57 small cities have an aggregate population in excess of 50 million people within a 50-mile radius of the airports in those cities. In most of these cities, we provide service to more than one of our leisure destinations. We expect to grow our service to leisure destinations by adding frequency from some existing markets and initiating service from additional small cities. We believe our business model would be suitable for approximately 100 small cities in the U.S., Canada and Mexico.

        We also believe there are several other major leisure destinations that share many of the same characteristics as Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, and Los Angeles. These potential markets include several popular vacation destinations in the U.S. (including the expansion of the current limited service we offer to Palm Springs, Oakland and San Diego, California; Reno, Nevada; and Punta Gorda, Florida which starts in March 2009), Mexico and the Caribbean.

        Develop New Sources of Revenue.    We have identified three key areas where we have built and believe we can grow our ancillary revenues:

  •
  Unbundling the Traditional Airline Product.  We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have created new sources of revenue by charging fees for services many U.S. airlines historically bundled in their product offering. We believe by offering a simple base product at an attractive low fare we can drive demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not offer complimentary advance seat assignments; however, any customer can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue to increase ancillary revenue by unbundling our air travel product.

  •
  Expand and Add Partnerships with Premier Leisure Companies.  We currently work with many premier leisure companies in our leisure destinations that provide ancillary products and services we sell to our customers. For example, we have contracts with Harrah's Entertainment and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers. During 2008, we generated revenue from the sale of more than 400,000 hotel rooms. By expanding our existing relationships and seeking additional partnerships with premier leisure companies, we believe we can increase the number of products and services offered to our customers and generate more ancillary revenue.

  •
  Leverage Direct Relationships With Our Customers.  Since approximately 86% (during 2008) of our scheduled service revenue is purchased directly through our website, we are able to establish direct relationships with our customers by capturing their email addresses for our database. This information provides us multiple opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. We intend to develop sales approaches for each of these opportunities. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a "one-stop" shopping solution.

        Continue to Focus on Reducing Our Operating Costs.    We intend to continue to focus on reducing costs to remain one of the lowest cost airlines in the world, which we believe is instrumental to both increasing and maintaining profitability. We expect to drive operational efficiency and reduce costs in part by growing our network. We will expand our network by increasing the frequency of our flights in existing markets, expanding the number of small cities we serve, and increasing the number of leisure destinations, all of which permits us to increase the utilization of our employees and assets, spreading our fixed costs over a larger number of departures and passengers.

        Minimize Fixed Costs to Increase Strategic Flexibility.    We believe our low aircraft ownership costs and the lower costs associated with our small city market strategy provide us with a lower level of fixed costs than other U.S. airlines. We believe minimizing our level of fixed costs provides us with added flexibility in scheduling our services and controlling our profitability. For example, with lower fixed costs we are better able to enter or exit markets as well as match the size and utilization of our fleet to limit unprofitable flying and maximize profitability.

Routes and Schedules

        Our current scheduled air service predominantly consists of limited frequency, nonstop flights into Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg and Ft. Lauderdale from small cities (including seasonal service) across the continental United States. As of February 1, 2009, our scheduled service route network is summarized below (including routes served seasonally).

Routes to Las Vegas	39
Routes to Orlando	29
Routes to Tampa/St. Petersburg	20
Routes to Phoenix	15
Routes to Ft. Lauderdale	6
Other Routes	4

Total Routes	113

        As of February 1, 2009, we provide scheduled service to 61 cities (including leisure destinations) in 33 states.

        We attempt to match the frequency of flights with market demand. We rarely have daily flights in our markets, nor do we generally offer multiple flights per day. In most cases, we offer several flights per week in each of our markets. We anticipate adjusting frequency over time as demand warrants and some markets are only served on a seasonal basis.

        In addition, we temporarily suspend flying some Florida routes for varying periods (depending on the route) between the middle of August and the beginning of November as leisure demand to Florida tends to be quite weak during this time. We schedule crew training, aircraft maintenance and additional charter flying to coincide with this period. In 2008, we temporarily suspended flying on a number of Phoenix routes during the summer months for similar reasons.

        We generally begin our route selection process by identifying markets in which there is no nonstop service to our leisure destinations, which have a large enough population in the airport's catchment area to support at least two weekly flights, and which are typically no more than eight hours round-trip flight time from the destination. The eight hour limit permits one flight crew to perform the mission, avoiding costly crew overnight expenses and increasing crew utilization and efficiency. We then study publicly available data from the DOT showing the historical number of passengers, capacity, and average fares over time in the identified markets. We also study general demographic information about the population base for the targeted market area to assist in our determination whether we believe a service from a particular market would likely be successful.

        We forecast the level of demand in a particular market that will result from the introduction of our service as well as our judgment of the likely competitive response of other airlines. We focus on markets where competitors are unlikely to initiate service and we prioritize routes that can be started at low marginal crew and ground operations costs.

        Once a market is classified as attractive, we begin a rigorous analysis of the costs of providing service to that market. The major costs under consideration would be the initial and ongoing advertising costs to gain and maintain name recognition, airport charges, ground handling and fuel costs. The demand for nonstop air service in our markets often gives us leverage to attract financial support from the cities and airports we serve in the form of shared advertising costs and abatement or reduction of airport fees.

        Our fixed fee flying predominately consists of flying under an agreement with Harrah's Entertainment Inc. with one aircraft based each in Tunica, Mississippi, Reno, Nevada, and Laughlin, Nevada, and an additional aircraft available for use at Laughlin, Nevada on select days of the week. We began a one-year charter program in January 2009 under an agreement with Beau Rivage Resorts, Inc., with use of one aircraft based out of Tampa/St. Petersburg. In February 2009, we were approved to become a participant in the Civil Reserve Air Fleet ("CRAF") which will allow us to bid on and be awarded peacetime airlift contracts with the military. During periods when aircraft are not utilized for scheduled service flying, we typically seek out additional charter service and ad hoc flying.

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

        The Transportation Security Administration ("TSA") is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.

Sales and Distribution

        We sell air transportation that may be packaged, at the passenger's discretion, with other products such as hotels, rental cars, and tickets to popular tourist attractions in our leisure destinations. We have chosen to maintain full control over our inventory and only distribute our product through our website, our call center, or at our airport ticket counters. We do not presently sell through Expedia, Travelocity, Orbitz or any other internet travel agencies nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points and also permits us to develop and maintain a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.

        We market our services through advertising and promotions in newspapers, magazines, television and radio and through targeted public relations and promotional efforts in our small city markets. We currently advertise in more than 400 print circulations. We also rely on public relations and word-of-mouth to promote our brand. We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately 60 days before the launch of a new route, we undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our low fares.

        While many airlines have discontinued paying commissions to travel agents, we continue to pay a commission for vacation packages sold through travel agencies. Travel agencies assist with the initial marketing in new markets and help us generate brand awareness. We believe travel agencies tend to have more influence in smaller cities. Approximately 5.6% of our scheduled service bookings were booked by travel agents during both 2007 and 2008.

        We have a database of more than 900,000 email addresses from past customers and visitors to our website, and use blast emails to communicate special offers to this group. The heaviest concentration of air-only sales occurs in the period 30 to 60 days before departure, and occurs 30 to 90 days before departure for air-hotel package sales. We commonly use email promotions directed toward the customers in our database as a vehicle for selling unsold seats in the period two to three weeks before departure.

        All of our bookings must be made on our website, through our call center or at our airport ticket counters, even if booked through travel agents. The percentage of our scheduled service bookings on our website was 86.4% in 2008. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.

Pricing, Revenue Management and Ancillary Revenue

        Our low fares are designed to stimulate demand from price-sensitive leisure travelers who might not have traveled to our leisure destinations due to the expense and inconvenience involved in traveling there. Our fare structure generally comprises six "buckets," with prices generally increasing as the number of days prior to travel decreases. Prices in the highest bucket are typically less than three times the prices in the lowest bucket and our highest one-way fare is $329 as of February 1, 2009. All our fares are one-way and non-refundable, although they may be changed for a $50 charge per segment. Customers may avoid change fees by buying our travel protection product at the time of purchase.

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

        Ancillary revenue comes from the sale of vacation packages including hotels, rental cars, show tickets, night club packages and other attractions; the sale of advance seat assignments; the sale of beverages, snacks and other products on board the aircraft; charging a fee for using our reservation center or website to purchase air travel; the collection of checked bag and overweight bag charges; charging a fee for unlimited changes to reservations; and several other revenue streams.

        A significant component of our ancillary revenue is from the sale of hotel rooms packaged with air travel. As of February 1, 2009, we have agreements with 61 hotels in Las Vegas, including hotels managed by MGM MIRAGE, Harrah's Entertainment Inc., Boyd Gaming Corp., Wynn Resorts, Limited, and Las Vegas Sands Corp., 25 hotels in Orlando (plus 20 additional hotels in nearby Daytona Beach, Florida), 17 hotels in Tampa/St. Petersburg, 19 hotels in Ft. Lauderdale, 32 hotels in Phoenix, 10 hotels in Reno, Nevada and 10 hotels in Palm Springs. During 2008, we generated revenue from the sale of more than 400,000 hotel room nights. We believe the favorable breadth and terms of these contracts would be difficult for others to replicate quickly.

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

        Our competitors and potential competitors include legacy airlines, LCCs, regional airlines and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. In a limited number of cases, competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry.

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

        Our 150-seat MD80 aircraft, with an average seat pitch of 31 to 32 inches, offer a comfortable alternative to the 37 to 86 seat regional jets that secondary market travelers are accustomed to flying as part of the hub and spoke networks of the legacy carriers. Additionally, we believe the MD80's three-by-two seating configuration is well liked by the traveling public because 80% of all seats are window or aisle seats. We adhere to the successful model pioneered by Southwest by offering a single class of service; however, unlike Southwest, we offer assigned seating at the airport. We also offer advance seat assignments and priority boarding for a fee which depends on the route served and location of the seat on the aircraft.

        Our small city strategy has reduced the intensity of competition we might otherwise face. We are the only scheduled carrier in five of the small city airports we serve as of February 1, 2009, the only domestic scheduled carrier operating out of the Orlando Sanford International Airport and one of three carriers serving the St. Petersburg-Clearwater International Airport. In addition, we are the only scheduled carrier operating out of Phoenix-Mesa Gateway Airport in Phoenix. While virtually all U.S. airlines serve Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg and Ft. Lauderdale, only US Airways and Southwest use Las Vegas as a hub or focus city, only AirTran and JetBlue use Orlando as a hub or focus city, only US Airways and Southwest use Phoenix as a hub or focus city and only JetBlue and Spirit uses Ft. Lauderdale as a hub or focus city.

        As of February 1, 2009, we do not currently compete directly with AirTran, Southwest or Spirit in any of our markets; we compete with US Airways in only two markets to Las Vegas (Fresno and Santa Barbara); however, most of the flights US Airways operates in those markets use smaller regional jet aircraft; and we compete with United Express turboprops in the Fresno to Las Vegas market. In addition, we will compete with Horizon Air turboprops on our newly-announced Los Angeles to Medford, Oregon route and we will compete with United Express turboprops and American Eagle regional jets on our newly-announced Los Angeles to Monterey, California route. Both these routes will start service in May 2009.

        Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg and Ft. Lauderdale from airports near our small city markets. We will have similar indirect competition when we start flying to Los Angeles in May 2009. For example, we fly to Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas on Alaska Airlines, Southwest or US Airways. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Northwest, although all of these legacy carriers currently utilize regional aircraft to access their hubs and then mainline jets to access Las Vegas, tend to charge higher and restrictive fares, and have a much longer elapsed time of travel.

        We also face indirect competition from automobile travel in our short-haul flights, primarily to our Florida leisure destinations. We believe our low cost pricing model, customer service, and the convenience of air transportation help us compete favorably against automobile travel.

        In our fixed fee operations, we compete with the aircraft of other scheduled airlines as well as with independent passenger charter airlines such as Xtra and Pace. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service and reputation.

People

        We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and maintain the best professionals available in the airline business. Full-time equivalent employees at February 1, 2009 consisted of 277 pilots, 290 flight attendants, 314 airport operations personnel, 182 mechanics, 106 reservation agents, and 184 management and other personnel. As of February 1, 2009, we employed 1,138 full-time and 429 part-time employees, which we consider to be 1,353 full-time equivalent employees.

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

Aircraft and Fleet

        Our fleet of 44 aircraft consists of 28 MD83, four MD87, eight MD82 aircraft, and four MD88 aircraft as of February 1, 2009, powered by Pratt & Whitney JT8D-219 and JT8D-217C engines. We generally utilize our 130-seat aircraft (MD87) for our fixed fee flying and our 150-seat aircraft (MD82/83/88) for our scheduled service. As of February 1, 2009, we own 42 of our aircraft—16 are owned free and clear, and 24 are owned subject to financing scheduled to be fully paid over the next four years. An additional two aircraft are subject to capital leases under which we expect to take ownership within the next three years. We lease the remaining two aircraft under operating leases which expire in 2012.

        As of February 1, 2009, 39 out of our fleet of 44 aircraft are in operating service. We have taken possession of two aircraft, one previously leased to a third party, and one purchased outright, which we expect to place into service before the end of first quarter of 2009. The remaining three aircraft that make up our fleet are leased to a third party. We expect to take possession of these aircraft and place them into service by the end of first quarter of 2010.

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

        Our aircraft range from 12 to 22 years old with an average age of 19.4 years as of February 1, 2009. As of February 1, 2009, the average number of cycles on our fleet was approximately 29,700 cycles and the highest number of cycles on any of our aircraft was approximately 45,300. A cycle is defined as one take-off and landing and is a measure often used by regulators in determining the applicability of aging aircraft requirements. We historically operate approximately 1000 cycles per aircraft per year.

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

        Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. We perform this work at our maintenance bases in Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg, Ft. Lauderdale, Bellingham, Tunica (Mississippi), Reno (Nevada) and Laughlin (Nevada) with the Reno, Laughlin and Tunica bases supporting our fixed fee flying services. We will perform similar functions in Los Angeles when we initiate service there in May 2009. For unscheduled requirements that arise away from our maintenance bases, we subcontract our line maintenance to outside organizations under customary industry terms.

        Heavy maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur approximately every 18 months on each aircraft and can range in duration from two to six weeks, depending on the magnitude of the work prescribed in the particular check. We have contracted with American Airlines, Inc., the world's largest MD80 operator, to perform airframe heavy maintenance checks on an exclusive basis through the end of 2009. We have the option to extend the contract for an additional year. Recently, we have utilized AAR Corp., a company not affiliated with American Airlines, Inc., for induction services to ready newly acquired aircraft to enter our operating fleet.

        Component and engine overhaul and repair involves sending certain parts, such as engines, landing gear and avionics, to FAA-approved maintenance repair stations for repair and overhaul. We presently utilize Pratt & Whitney controlled Christchurch Engine Centre and TIMCO Aviation Services, Inc. for overhaul and repair of our engines on a non-exclusive basis.

        We also have a non-exclusive general terms agreement with Avioserv for the consignment of engine parts.

        In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Aircraft Fuel

        Fuel is our largest operating expense. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs, as we have had in the recent past and could have in the future, would materially affect our operating results and profitability. While we are not currently pursuing fuel hedging programs, in the past we have entered into forward contracts or other financial products to reduce our exposure to fuel price volatility.

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

        We hold a DOT certificate of public convenience and necessity authorizing us to engage in: (i) scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as "open skies" countries), and (ii) charter air transportation of passengers, property and mail on a domestic and international basis.

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

        Civil Reserve Air Fleet.    In February 2009 we received approval to become a participant in the Civil Reserve Air Fleet (CRAF) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF approval, we are eligible to bid on and be awarded peacetime airlift contracts with the military.

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

General Information

        Our principal executive offices are located at 8360 South Durango Drive, Las Vegas, Nevada 89113. Our telephone number is (702) 851-7300. Our website address is http://www.allegiantair.com. We have not incorporated by reference into this annual report the information on our website and you should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through our website at ir.allegiantair.com, as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

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

        In May 2005, we completed a private placement under which private investors paid $34.5 million for preferred shares of our limited liability company predecessor. Simultaneously, Mr. Gallagher, our chief executive officer, converted $5.0 million of debt owed to him into preferred shares. Three of our current directors directly or indirectly invested in this transaction.

        On December 13, 2006, we completed the initial public offering of our common stock. We issued 5,750,000 shares at $18.00 per share resulting in net proceeds to us of approximately $94.5 million.

        In May 2007, we completed a secondary public offering under which selling stockholders sold 3,794,286 shares and we issued 748,214 shares at $31.75 per share resulting in net proceeds to us of approximately $22.3 million.

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

Risks Related to Allegiant

The economic downturn may adversely affect travel from our small city markets to our leisure destinations.

        The U.S. economy has been weakened by a financial crisis, significant declines in the stock markets and increasing unemployment, which may reduce the wealth and tighten spending of consumers. It is uncertain to what extent these economic conditions may impact demand for airline travel in our small city markets or to our leisure destinations.

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

        Fuel costs constitute a significant portion of our total operating expenses (more than 50% during 2008). Significant increases in fuel costs have negatively affected our operating results in 2008 and future price increases could harm our financial condition and results of operations.

        Aircraft fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of aircraft fuel, the price and future availability of fuel cannot be predicted with any degree of certainty. A fuel supply shortage or higher fuel prices could result in curtailment of our service.

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

        Additionally, our dependence on this single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems that might be associated with, or aging aircraft requirements affecting, this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The FAA could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline's aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD80 aircraft.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

        We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website and other automated systems. We rely on a single vendor to support many of these systems and it would be difficult to readily replace this vendor on which we have relied since our inception. A failure of this vendor to satisfactorily service our automation needs could negatively affect our Internet sales and customer service and result in increased costs.

        We issue only electronic tickets. Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures or a failure by our vendor could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, loss of revenue, increase our expenses and generally harm our business.

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

        Our aircraft range from 12 to 22 years old, with an average age of 19.4 years as of February 1, 2009. In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft. FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

        In addition, we may be required to comply with any future aging aircraft issues, law changes, regulations or airworthiness directives. We cannot assure you our maintenance costs will not exceed our expectations.

        We believe our aircraft are and will continue to be mechanically reliable based on the percentage of scheduled flights completed. We cannot assure you our aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of our fleet, any public perception that our aircraft are less than completely reliable could have an adverse effect on our profitability.

We may be subject to unionization which could increase our labor costs.

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

Our business is heavily dependent on the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets could harm our business.

        Almost all of our scheduled flights and announced service have Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg, Ft. Lauderdale or Los Angeles as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

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

        Credit card companies sometimes require holdbacks when future air travel and other future services are purchased through credit card transactions. We rely on a single credit card processing company at this time, and our agreement is terminable on 30 days notice. As virtually all of our scheduled service and ancillary revenue is paid with credit cards and our credit card processing agreement does not require a significant holdback, our cash flow would suffer in the event the terms of our current agreement were changed or terminated. Although we believe we would be able to secure a replacement credit card processing agreement if our current agreement is terminated, the terms of any new agreement may not be as favorable to us. These cash flow issues could be exacerbated during periods of rapid growth as we would be incurring additional costs associated with our growth, but our receipt of these revenues would be delayed.

Risks Associated with the Airline and Travel Industry

The airline industry is highly competitive and future competition in our small city markets could harm our business.

        The airline industry is highly competitive. The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our markets, we are the only provider of nonstop service to our leisure destinations. It is possible other airlines will begin to provide nonstop services to and from these markets or otherwise target these markets. An increase in the amount of direct or indirect competition could harm our business.

A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.

        Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the industry would likely experience significantly reduced demand for travel services. These actions, or consequences resulting from these actions, would likely harm our business and the airline and travel industry.

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

        Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For example, in 2006 the FAA adopted regulations requiring airlines to monitor their third-party vendors' compliance with drug testing standards applicable to mechanics and maintenance personnel in addition to monitoring the airline's own compliance. Similarly, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the TSA have imposed more stringent security procedures on airlines. We cannot predict what other new regulations may be imposed on airlines and there is no assurance these laws or regulations, or any laws or regulations enacted in the future, will not materially adversely affect our financial condition or results of operations.

        Our ability to operate as an airline is dependent upon our maintaining certifications issued to us by the DOT and the FAA. Federal law requires that air carriers operating large aircraft, such as our MD80 series aircraft, be continuously "fit, willing and able" to provide the services for which they are licensed. Our "fitness" is monitored by the DOT, which considers factors such as consumer-relations practices, legal and regulatory compliance disposition, financial resources and U.S. citizenship in making its determinations. While DOT has seldom revoked a carrier's certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. Similarly, in a worst-case scenario, the FAA could restrict or suspend our ability to operate as an airline, and could do so on an emergency basis with little or no advance warning in the event the FAA should consider our operations unsafe. While under such circumstances we would have a right to expedited judicial review of the legality of the FAA's actions, such a development would likely harm our business severely regardless of the outcome of such review.

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

        In April 2006, the FAA indicated it intends to issue regulations limiting the age of aircraft that may be flown in the U.S. The announcement did not indicate the maximum age that would be allowed, the effective date of the regulation or any grandfathering provisions. These regulations, if and when implemented, could have a material effect on our future operations.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

        The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

  •
  announcements concerning our competitors, the airline industry or the economy in general

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings

  •
  media reports and publications about the safety of our aircraft or the aircraft type we operate

  •
  new regulatory pronouncements and changes in regulatory guidelines

  •
  announcements concerning our business strategy, such as the introduction of a new aircraft type

  •
  general and industry-specific economic conditions

  •
  changes in financial estimates or recommendations by securities analysts

  •
  sales of our common stock or other actions by investors with significant shareholdings

  •
  general market conditions.

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

        Provisions in our articles of incorporation, our bylaws, and under Nevada law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our articles of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

  •
  advance notification procedures for matters to be brought before stockholder meetings

  •
  a limitation on who may call stockholder meetings

  •
  the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

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

The value of our common stock may be negatively affected by additional issuances of common stock or preferred stock by us and general market factors.

        Future issuances or sales of our common stock or convertible preferred stock by us will likely be dilutive to our existing common stockholders. Future issuances or sales of common or preferred stock by us, or the availability of such stock for future issue or sale, could have a negative impact on the price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could also adversely affect the prevailing price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

        We lease facilities at several of the airports we serve. Our leases for our terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have terms of less than two years in duration and can generally be terminated with a 30 to 60 day notice. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

        Our principal base of operations in Las Vegas is Terminal 1 at McCarran International Airport. We share the terminal with many other carriers. We currently lease three gates and have access to additional gates in the terminal. We believe we can operate ten departures per day per gate giving us current capacity to operate up to 30 departures per day on our leased gates and additional departures per day on the gates we have access to use. As a result in the reduction of overall capacity during 2008 at McCarran, we believe the current access to gate space is sufficient to accommodate our near term requirements. We expect growth at McCarran over the long-term, with an eventual increase in airline capacity to levels beyond those prior to 2008, which may result in gate space becoming more difficult to obtain at McCarran. We also lease space at the cargo area on the field at McCarran which is used for line maintenance operations. We currently rely on the availability of overnight aircraft parking space at the Las Vegas airport. However, due to the anticipated long-term growth of McCarran, we may encounter difficulty in obtaining sufficient overnight aircraft parking space in the future. Over time, this may result in our having to overnight more of our aircraft in other cities, which may increase our costs.

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

        We use two gates at the St. Petersburg-Clearwater International Airport with shared access to nine additional gates. We believe we have access to sufficient gate space to accommodate several years of growth at this airport.

        We are the only carrier providing scheduled service at Phoenix-Mesa Gateway Airport in Phoenix based on currently published schedules with shared access to four gates. In 2008, we lent Phoenix-Mesa Gateway Airport $3.0 million to construct an expansion of the existing terminal. With this expansion now complete, we believe we have access to sufficient gate space to accommodate several years of growth at this airport.

        We use two gates at the Bellingham International Airport with shared access to provide service to Las Vegas, Phoenix and four other leisure destinations (soon to be five, with our newly announced service to Los Angeles to start in May 2009). Bellingham International Airport is exploring the possibility of an expansion project which we believe will allow for sufficient gate space to accommodate several years of growth.

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

        Our principal base of operations in Los Angeles will be Terminal 6 at Los Angeles International Airport. We will have non-exclusive use of one gate at this airport. We believe we will have access to sufficient gate space to accommodate future growth at this airport.

        Our primary corporate offices are located in Las Vegas, where we lease approximately 65,000 square feet of space under a lease that expires in April 2019. The lease has two five-year renewal options, but we have the right to terminate the lease after seven years in April 2015 and the right to purchase the building from the landlord after the third year of the lease in April 2011. We are also responsible for our share of common area maintenance charges. In June 2008, we entered into a lease for approximately 10,000 square feet of office space in a building adjacent to our corporate offices to be utilized for training and other corporate purposes. In each case, the landlord is a limited liability company in which certain of our officers and directors own significant interests as non-controlling members.

        We also lease additional space in Las Vegas for commissary and parts warehouse under a lease that expires in August 2009.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

        Our common stock has been quoted on the Nasdaq Global Market or the Nasdaq Global Select Market since December 8, 2006. On February 27, 2009, the last sale price of our common stock was $34.32 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2008
1st Quarter	$32.46	$19.97
2nd Quarter	$28.93	$18.52
3rd Quarter	$35.94	$15.89
4th Quarter	$49.06	$23.52
2007
1st Quarter	$36.51	$25.83
2nd Quarter	$35.65	$27.53
3rd Quarter	$34.00	$27.56
4th Quarter	$38.74	$29.90

        As of February 1, 2009, there were approximately 600 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding options, warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(a)	451,001	$22.88	2,196,553
Equity compensation plans not approved by security holders(b)	162,500	$4.40	N/A
Total	613,501	$17.98	2,196,553

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards issued. In addition to the above, there are 49,261 shares of nonvested restricted stock as of December 31, 2008.

(b)
The shares shown as being issuable under equity compensation plans not approved by our security holders consist of warrants granted to the placement agent in our private placement completed in May 2005.

Dividend Policy

        Other than distributions paid to our owners to defray the income taxes payable by them with respect to our taxable income while we were a pass-through entity for income tax purposes, we have not declared or paid any dividends on our equity since our inception. We do not intend to pay any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings, to finance the further expansion and continued growth of our business.

Our Repurchases of Equity Securities

        The following table reflects our repurchases of our common stock during the fourth quarter of 2008. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by the Company. In each case, the shares repurchased constituted either the full amount of vested shares or the portion of vested shares necessary to satisfy withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2008	1,774	$33.22	None	$9,205,384
November 2008	None	N/A	None	$9,205,384
December 2008	22,357	$41.36	None	$9,205,384

Total	24,131	$40.76	None	$9,205,384

(1)
Represents the remaining dollar value of open market purchases of the Company's common stock which was authorized in January 2008 by the Board of Directors under a share repurchase program. In January 2009, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25.0 million in the Company's common stock. The newly authorized program replaces the previously approved program which expired in January 2009 with $9.2 million of unused authority.

Stock Price Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 8, 2006 (the date our common stock was first traded) and ending on the last day of 2008. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 8, 2006, and further assumes the reinvestment of all dividends. The December 8, 2006 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from December 8, 2006 to December 31, 2008, is not necessarily indicative of future results.

	12/08/06	12/31/06	12/31/07	12/31/08
ALGT	$100.00	$155.89	$178.56	$269.83
Nasdaq Composite Index	$100.00	$99.09	$108.82	$64.70
AMEX Airline Index	$100.00	$99.23	$58.39	$41.30

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

Item 6.    Selected Financial Data

        The following financial information for each of the five years ended December 31, 2008, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes.

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Operating revenue:
Scheduled service revenue	$330,969	$258,943	$178,349	$90,664	$46,236
Fixed fee contract revenue	52,525	35,378	33,743	30,642	40,987
Ancillary revenue	114,625	64,988	31,258	11,194	3,142
Other revenue	5,893	1,264	—	—	—

	504,012	360,573	243,350	132,500	90,365

Operating expenses:
Aircraft fuel	229,640	152,149	101,561	52,568	27,914
Salary and benefits	72,007	55,593	37,453	23,090	16,201
Station operations	43,476	33,724	24,866	14,090	13,608
Maintenance and repairs	41,465	25,764	19,482	9,022	9,367
Sales and marketing	14,361	12,803	9,293	5,625	3,548
Aircraft lease rentals	2,815	3,004	5,102	4,987	3,847
Depreciation and amortization	23,489	15,992	10,584	5,088	2,183
Other	20,911	17,484	12,456	9,529	7,619

Total operating expenses	448,164	316,513	220,797	123,999	84,287

Operating income	55,848	44,060	22,553	8,501	6,078

Other (income) expense:
Loss (gain) on fuel derivatives, net	11	(2,613)	4,193	(612)	(4,438)
Earnings from joint venture, net	(96)	(457)	—	—	—
Other expense	—	63	—	—	—
Interest income	(4,730)	(9,161)	(2,973)	(1,225)	(30)
Interest expense	5,411	5,523	5,517	3,009	1,399

Total other (income) expense	596	(6,645)	6,737	1,172	(3,069)

Income before income taxes	55,252	50,705	15,816	7,329	9,147

Provision for income taxes:
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	6,425	—	—
Tax provision, current year	19,845	19,196	651	37	12

Net income	$35,407	$31,509	$8,740	$7,292	$9,135

Earnings per share:
Basic	$1.75	$1.56	$1.23	$1.11	$1.36
Diluted(1)	$1.73	$1.53	$0.52	$0.56	$1.36

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

	For the year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
OTHER FINANCIAL DATA:
Operating income	$55,848	$44,060	$22,553	$8,501	$6,078
Operating margin %	11.1%	12.2%	9.3%	6.4%	6.7%
Net cash provided by (used in):
Operating activities	$71,632	$73,947	$34,746	$44,027	$10,484
Investing activities	(100,505)	(68,927)	(1,607)	(47,706)	(9,675)
Financing activities	(18,243)	8,976	75,875	23,369	480

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$174,788	$171,379	$136,081	$53,325	$1,569
Total assets	423,976	405,425	305,726	170,083	65,474
Long-term debt (including capital leases)	64,725	72,146	72,765	59,747	31,992
Redeemable convertible preferred shares	—	—	—	39,540	—
Stockholders' equity	233,921	210,331	153,471	14,607	9,493

	For the year ended December 31,
Operating statistics (unaudited):	2008	2007	2006	2005	2004
Total system statistics:
Passengers	4,298,748	3,264,506	2,179,367	1,199,547	840,939
Revenue passenger miles (RPMs) (thousands)	3,863,497	3,140,927	2,251,341	1,295,633	914,897
Available seat miles (ASMs) (thousands)	4,442,463	3,865,337	2,871,071	1,674,376	1,218,560
Load factor	87.0%	81.3%	78.4%	77.4%	75.1%
Operating revenue per ASM (RASM) (cents)	11.35	9.33	8.48	7.91	7.42
Operating expense per ASM (CASM) (cents)	10.09	8.19	7.69	7.41	6.92
Fuel expense per ASM (cents)	5.17	3.94	3.54	3.14	2.29
Operating CASM, excluding fuel (cents)	4.92	4.25	4.15	4.27	4.63
Operating expense per passenger	$104.25	$96.96	$101.31	$103.37	$100.23
Fuel expense per passenger	$53.42	$46.61	$46.60	$43.82	$33.19
Operating expense per passenger, excluding fuel	$50.83	$50.35	$54.71	$59.55	$67.04
Departures	35,839	28,788	20,074	11,646	8,369
Block hours	81,390	68,488	50,584	29,472	20,784
Average stage length (miles)	836	906	966	977	948
Average number of operating aircraft during period	36.4	27.8	20.8	13.3	8.0
Total aircraft in service end of period	38	32	24	17	9
Average departures per aircraft per day	2.69	2.83	2.64	2.39	2.86
Full-time equivalent employees at period end	1,348	1,180	846	596	391
Fuel gallons consumed (thousands)	76,972	66,035	47,984	28,172	19,789
Average fuel cost per gallon	$2.98	$2.30	$2.12	$1.87	$1.41
Scheduled service statistics:
Passengers	3,894,968	3,017,843	1,940,456	969,393	535,602
Revenue passenger miles (RPMs) (thousands)	3,495,956	2,844,358	1,996,559	1,029,625	517,301
Available seat miles (ASMs) (thousands)	3,886,696	3,423,783	2,474,285	1,294,064	694,949
Load factor	89.9%	83.1%	80.7%	79.6%	74.4%
Departures	29,548	25,088	16,634	8,388	4,803
Average passengers per departure	132	120	117	116	112
Block hours	70,239	60,607	43,391	22,465	11,827
Yield (cents)	9.47	9.10	8.93	8.81	8.94
Scheduled service revenue per ASM (cents)	8.51	7.56	7.21	7.01	6.65
Ancillary revenue per ASM (cents)	2.95	1.90	1.26	0.87	0.45
Total revenue per ASM (cents)	11.46	9.46	8.47	7.87	7.11
Average fare—scheduled service	$84.97	$85.80	$91.91	$93.53	$86.33
Average fare—ancillary	$29.43	$21.53	$16.11	$11.55	$5.87
Average fare—total	$114.40	$107.33	$108.02	$105.07	$92.19
Average stage length (miles)	882	923	1,006	1,045	913
Percent of sales through website during period	86.4%	86.6%	85.9%	81.0%	68.4%

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

        "Operating CASM, excluding fuel" represents operating expenses, less aircraft fuel, divided by available seat miles. Although Operating CASM, excluding fuel is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to Operating Expenses as an indicator of our financial performance, this statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

        "Operating revenue per ASM" or "RASM" represents operating revenue divided by available seat miles.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2008, 2007 and 2006. Also discussed is our financial position as of December 31, 2008 and 2007. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        We provide service primarily to Las Vegas (Nevada), Phoenix (Arizona), Orlando (Florida), Tampa/St. Petersburg (Florida) and Ft. Lauderdale (Florida), five of the most popular leisure destinations in the United States. We have announced we will start service in the second quarter of 2009 to our sixth leisure destination, Los Angeles, California.

        Our Fleet.    The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31, 2008			December 31, 2007			December 31, 2006
	Own(a)(b)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	32	2	34	24	4	28	22	0	22
MD87s	4	0	4	4	0	4	0	2	2

Total	36	2	38	28	4	32	22	2	24

(a)
Aircraft owned includes aircraft subject to capital leases as follows: December 31, 2008—2; December 31, 2007—7; December 31, 2006—5.

(b)
Does not include five owned MD-80 aircraft. Of these five aircraft, we have taken possession of two aircraft previously leased to a third party which we expect to place into service before the end of the first quarter of 2009. Three aircraft remain leased to a third party.

        Our Markets.    Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of December 31, 2008, we offered scheduled service from 57 small cities primarily into Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg, and Ft. Lauderdale, including seasonal service, and additional service to other leisure destinations from Bellingham (Washington). The following shows the number of destinations and small cities served as of the dates indicated:

	As of December 31,
	2008	2007	2006
Major leisure destinations	5	5	3
Other leisure destinations	4	2	—
Small cities	57	51	47

Total cities served	66	58	50

        Our Fiscal Year.    We operate on a calendar year ending on the last day in December. For convenience, we refer to the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006 as 2008, 2007 and 2006, respectively.

Our Operating Revenue

        Our operating revenue comprises both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

  •
  Scheduled service revenue.  Scheduled service revenue consists of air fare for nonstop flights between our small cities and leisure destinations.

  •
  Fixed fee contract revenue.  Our fixed fee contract revenue consists largely of fixed flying agreements with affiliates of Harrah's Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to several customers.

  •
  Ancillary revenue.  Our ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, checked bag charges, in-flight products and other items sold in conjunction with our scheduled air service. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees.

  •
  Other revenue.  Other revenue is generated from aircraft and flight equipment leased to third parties.

        Seasonality.    Our business is seasonal in nature with traffic demand historically being weaker in the third quarter and stronger in the first quarter. Our operating revenue is largely driven by perceived product value, advertising and promotional activities and can be adversely impacted during periods with reduced leisure travel spending, such as the back-to-school season.

Our Operating Expenses

        A brief description of the items included in our operating expense line items follows. Our cost structure is highly variable as we consider our fixed costs to have represented only 4.60¢ of our operating expense per available seat mile ("CASM") in 2008, or 45.6% of our 2008 operating expenses.

        Aircraft fuel expense.    Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees. Under certain fixed fee flying agreements, we have been reimbursed by our customers if fuel exceeds a pre-determined cost per gallon, and these reimbursements are netted against fuel expense. As of January 2009, we are under a new fixed fee flying agreement with Harrah's which provides reimbursement for the entire amount of incurred fuel costs. As a result, the amount of revenue to be recognized under this agreement and our fuel expense will be reduced as the amount to be paid by Harrah's for fuel cost will be netted against our fuel expense rather than constituting a part of the revenue we would have otherwise recognized under the fixed fee contract.

        Salary and benefits expense.    Salary and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans and employer payroll taxes.

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

        Sales and marketing expense.    Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions, and credit card discount fees associated with the sale of scheduled service.

        Aircraft lease rentals expense.    Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties. Also included are maintenance reserves when not considered part of maintenance and repair expense as discussed under "Critical Accounting Policies and Estimates" below.

        Depreciation and amortization expense.    Depreciation and amortization expense includes the depreciation of all fixed assets, including aircraft that we own, and amortization of aircraft that we operate under capital leases.

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

Economic Conditions

        The U.S. economy, impacted by the ongoing credit crisis, continues to suffer from extreme negative conditions. These conditions have created a challenging environment for the airline industry. An uncertainty exists for airline travel demand given tightening of consumer spending. In the near term, the recent reduction in fuel prices is expected to more than offset the impact of a lower average air fare and uncertain airline travel demand in this current economic environment.

Capacity Management

        In response to rising fuel prices in 2008, we focused on appropriate capacity reductions to ensure continued profitability. Our route adjustments reflected long-haul route eliminations and frequency reductions, along with new short-haul routes that together drove lower average stage length for the period. Another focus was to increase passenger loads, which was reflected in greater than 90% load factors during most months in 2008. Together, these measures resulted in significantly lower fuel consumption per passenger, while higher passenger loads helped drive larger ancillary revenues. Despite the state of the economy, we believe there is sufficient demand to allow us to restore some capacity from these reductions made in 2008, and to further expand our route network including initiation in second quarter 2009 of scheduled service to our sixth major leisure destination, Los Angeles.

Demographics and Consumer Behavior

        The airline industry is influenced by lifestyle and demographic trends, and the performance of the broader U.S. economy. We believe the current demographic and lifestyle trends are positive drivers of the leisure travel industry. The aging of the baby boomers as they enter their peak earning years with more disposable income has had a positive impact on growing consumer demand for leisure travel generally. We believe the small cities we serve have not been impacted from the current negative conditions in the economy as much as many of the major cities in the country. In addition, we believe we have a diversified consumer base in our leisure destinations in Florida and Phoenix where we are generating increased travel originating from our leisure destinations.

Aircraft Fuel

        The airline industry is heavily dependent on the use of jet fuel and fuel costs represent a significant portion of the total operating expenses for airlines. Recently, fuel prices have been subject to extreme price fluctuations. In the third quarter of 2008, our average cost per gallon was $3.44 compared to $2.07 for the fourth quarter of 2008. Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost and future availability of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations.

Labor

        The airline industry is heavily unionized and the wages and benefits of unionized airline industry employees are determined by collective bargaining agreements. Conflicts between unionized airlines and their unions can lead to work slowdowns or stoppages. We currently have a non-unionized work force and are not subject to collective bargaining agreements at the present time. Our pilots and flight attendants have formed in-house associations to negotiate matters of concern with us. Further attempts are possible to unionize our flight attendants as the waiting period required by the National Mediation Board (NMB) has elapsed since the prior rejection of union representation in December 2006. If our employees were to unionize in the future and we were unable to reach agreement on the terms of their collective bargaining agreement, or we were to experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruption by organized labor groups protesting our non-union status. Any of these events could have an adverse effect on our future results.

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

RESULTS OF OPERATIONS

        The table below presents our operating expenses as a percentage of operating revenue for the last three fiscal years.

	2008	2007	2006
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Aircraft fuel	45.6	42.2	41.7
Salary and benefits	14.3	15.4	15.4
Station operations	8.6	9.4	10.3
Maintenance and repairs	8.2	7.1	8.0
Sales and marketing	2.8	3.6	3.8
Aircraft lease rentals	0.6	0.8	2.1
Depreciation and amortization	4.7	4.4	4.3
Other	4.1	4.9	5.1

Total operating expenses	88.9%	87.8%	90.7%

2008 Compared to 2007

        We recorded total operating revenue of $504.0 million, income from operations of $55.8 million and net income of $35.4 million for 2008. By comparison, in 2007, we recorded total operating revenue of $360.6 million, income from operations of $44.1 million and net income of $31.5 million.

Operating Revenue

        Our operating revenue increased 39.8% to $504.0 million in 2008 from $360.6 million in 2007 due to increases in scheduled service, fixed fee contract, ancillary and other revenue. The 39.8% increase in operating revenue outpaced a 31.7% increase in total system passengers, indicating our success in increasing revenue per passenger from 2007 to 2008. The increase in system passengers was in turn driven by a 24.5% increase in system departures and an increase in system load factor from 81.3% to 87.0%.

        System available seat miles ("ASMs") increased by a more modest 14.9% as the increase in departures was offset by a 7.8% decline in average stage length. System operating revenue per ASM ("RASM") increased by 21.7%, as we successfully grew revenue, particularly ancillary revenue, faster than capacity in 2008.

        Scheduled service revenue.    Scheduled service revenue increased 27.8% to $331.0 million in 2008 from $258.9 million in 2007 driven by a 29.1% increase in the number of scheduled service passengers carried and a 1.0% reduction in scheduled service air fare per passenger. Scheduled service air fare per passenger declined only 1.0% despite a 4.3% reduction in scheduled average stage length from 2007 to 2008. Scheduled service passenger growth was driven by a 17.8% increase in scheduled service departures and a 6.8 percentage point increase in scheduled service load factor to 89.9%. Departure growth in 2008 was driven in part by the full-year effect of our newly established major leisure destinations of Phoenix and Ft. Lauderdale in late 2007, as well as service increases in our other bases.

        Fixed fee contract revenue.    Fixed fee contract revenue increased 48.5% to $52.5 million in 2008 up from $35.4 million in 2007. The substantial increase in fixed fee contract revenue was primarily due to additional flying under a contract with a third Harrah's Entertainment, Inc. subsidiary that started in January 2008 and under a contract with MLT Vacations which began in May 2008 and ended in October 2008, neither of which were in place in the prior year. These new contracts more than offset the loss of revenue from our contract with Apple Vacations West which ended in April 2007.

        Ancillary revenue.    Ancillary revenue increased 76.4% to $114.6 million in 2008 up from $65.0 million in 2007, driven by a 29.1% increase in scheduled service passengers and a 36.7% increase in ancillary revenue per scheduled passenger from $21.53 to $29.43. The increase in ancillary revenue per scheduled passenger was due to the sale of several new products and higher prices charged for certain existing products. For instance, the adoption of checked baggage fees by almost all of the larger airlines in the United States facilitated the increase in our baggage fees to comparable levels.

        Other revenue.    We generated other revenue of $5.9 million during 2008 as a result of the purchase of six MD-80 aircraft and three engines on lease to another airline early in the year. Two of these aircraft were returned to us under the terms of the lease in the fourth quarter of 2008 and one of these was placed in service by the end of the year. We expect to receive the remaining aircraft and engines under the terms of the lease during 2009. We generated other revenue of $1.3 million in 2007 due to the purchase of eight engines on lease to another airline. We received these engines in the fourth quarter of 2007 under the terms of the lease. While we do not regularly seek to lease aircraft or engines to third parties, the economics of acquiring these particular aircraft and engines close to the end of their existing leases to third parties were attractive.

Operating Expenses

        Our operating expenses increased by 41.6% to $448.2 million in 2008 compared to $316.5 million in 2007. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods ("per-passenger costs"). The table also presents Operating expense per passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Year ended December 31,
			Percentage Change
	2008	2007
Aircraft fuel	$53.43	$46.61	14.6%
Salaries and benefits	16.75	17.03	(1.6)
Station operations	10.11	10.33	(2.1)
Maintenance and repairs	9.65	7.89	22.3
Sales and marketing	3.34	3.92	(14.8)
Aircraft lease rentals	0.65	0.92	(29.3)
Depreciation and amortization	5.46	4.90	11.4
Other	4.86	5.36	(9.3)

Operating expense per passenger	$104.25	$96.96	7.5%
Operating expense per passenger, excluding fuel	$50.82	$50.35	1.0%

        Our per-passenger costs increased at a substantially slower pace than our overall expenses due to a 31.7% increase in the number of system passengers carried in 2008 as compared with 2007, significantly above the increase in system departures of 24.5%.

        The following table presents unit costs, defined as Operating expense per ASM ("CASM"), for the indicated periods. The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by available seat miles. As on a per passenger basis, excluding fuel on an ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

        We do not believe CASM is the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the low utilization of our fleet which results in many of our expenses being more fixed as opposed to varying significantly with our ASM production. We provide this table as a convenience because we recognize that CASM is widely used to compare costs in the airline industry.

	Year Ended December 31,
					Percentage Change
	2008		2007
Aircraft fuel	5.17	¢	3.94	¢	31.2%
Salary and benefits	1.62		1.44		12.5
Station operations	0.98		0.87		12.6
Maintenance and repairs	0.93		0.67		38.8
Sales and marketing	0.32		0.33		(3.0)
Aircraft lease rentals	0.06		0.08		(25.0)
Depreciation and amortization	0.53		0.41		29.3
Other	0.48		0.45		6.6
Operating expense per ASM (CASM)	10.09	¢	8.19	¢	23.2%
CASM, excluding fuel	4.92	¢	4.25	¢	15.8%

        Aircraft fuel expense.    Aircraft fuel expense increased 50.9% to $229.6 million in 2008, up from $152.1 million in 2007, driven by a substantial increase in the average cost per gallon to $2.98 during 2008 from $2.30 in 2007, coupled with a 16.6% increase in gallons consumed to 77.0 million from 66.0 million. The increase in gallons consumed was in-line with the increase in system departures of 24.5% and the reduction in average stage length of 7.8% for the year. We took significant steps to conserve fuel during 2008, including taxi-ing with one engine and ensuring flights were flown at more fuel efficient speeds.

        Salary and benefits expense.    Salary and benefits expense increased 29.5% to $72.0 million in 2008 up from $55.6 million in 2007, driven by a 14.2% increase in full-time equivalent employees to support a 30.9% increase in our average fleet from 27.8 during 2007 to 36.4 aircraft during 2008. We employed approximately 1,348 full-time equivalent employees at December 31, 2008, compared to 1,180 full-time equivalent employees at December 31, 2007. In addition, our monthly average salary and benefit expense per full-time equivalent increased to $4,206 during 2008 compared to $3,827 during 2007.

        Station operations expense.    Station operations expense increased 28.9% to $43.5 million in 2008 compared to $33.7 million in 2007 driven by increased system departures of 24.5%. Station operations expense per departure increased only 3.6% in 2008 compared to 2007 despite much fuller aircraft, as reflected in a 5.7 percentage point increase in system load factor from 81.7% in 2007 to 87.0% in 2008. The modest increase in station operations expense per departure occurred despite a significant increase in the proportion of fixed-fee flying for 2008, which generally has a higher station operations expense per departure. During 2008, 16.0% of total system departures were fixed fee flying, compared to 11.4% during 2007.

        Maintenance and repairs expense.    Maintenance and repairs expense increased 60.9% to $41.5 million in 2008 compared to $25.8 million in 2007. The percentage increase in expense greatly exceeded the 30.9% increase in the average number of aircraft in our fleet from 27.8 in 2007 to 36.4 in 2008. Among the main reasons for significantly increased maintenance costs were an increase in repair costs of rotable parts, increased engine maintenance events, and an increase in scheduled heavy maintenance checks from 18 in 2007 to 21 in 2008. The timing and type of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period and this occurred from 2007 to 2008, as each maintenance event that happened to be required during 2008 was more costly, on average, than those of 2007.

        Sales and marketing expense.    Sales and marketing expense increased 12.2% to $14.4 million in 2008 compared to $12.8 million in 2007, driven primarily by an increase in credit card discount fees associated with the 37.5% increase in scheduled service and ancillary revenue.

        Aircraft lease rentals expense.    Aircraft lease rentals expense decreased slightly to $2.8 million in 2008 from $3.0 million in 2007. The average number of aircraft under operating leases during 2008 was comparable to the average for 2007. In July 2008, we purchased for cash two MD-80 aircraft that had been operated under operating leases which reduced the total number of aircraft under operating leases to two as of December 31, 2008.

        Depreciation and amortization expense.    Depreciation and amortization expense was $23.5 million in 2008 compared to $16.0 million in 2007, an increase of 46.9%, in-line with the increase in the number of aircraft owned and subject to capital leases which increased from 28 at December 31, 2007 to 41 at December 31, 2008. The number of aircraft at December 31, 2008 included aircraft on lease to a third party at the time of acquisition.

        Other expense.    Other expense increased by 19.6% to $20.9 million in 2008 compared to $17.5 million in 2007 due mainly to increased aviation insurance (as our fleet increased in size), higher loss from engine dispositions, and increased rent associated with our new Company headquarters building.

Other (Income) Expense

        Other (income) expense changed from a net other income of $6.6 million in 2007 to a net other expense of $0.6 million in 2008. This change is primarily attributable to two factors: (1) a gain on fuel derivatives of $2.6 million in 2007 compared to a minimal loss on our few remaining fuel derivatives in 2008 and (2) a reduction in interest income earned on cash balances from $9.2 million in 2007 to $4.7 million as a result of lower prevailing interest rates.

Income Tax Expense

        While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates. Our effective income tax rate was 35.9% for 2008 compared to 37.9% in 2007. The lower effective tax rate for 2008 was largely attributable to the year-over-year geographic mix of our flying and the impact this had on the state income tax portion of the tax provision.

2007 Compared to 2006

        We recorded total operating revenue of $360.6 million, income from operations of $44.1 million and net income of $31.5 million for 2007. By comparison, in 2006, we recorded total operating revenue of $243.4 million, income from operations of $22.6 million and net income of $8.7 million.

        As of December 31, 2007, we had a fleet of 35 aircraft with 32 in service compared with a fleet of 26 aircraft with 24 in service as of December 31, 2006. The growth of our fleet enabled a 34.6% increase in ASMs for 2007 compared to 2006 as departures increased by 43.4% and average stage length decreased by 6.2%.

        Scheduled service ASMs in 2007 represented 88.6% of total ASMs compared to 86.2% in 2006 as scheduled service ASMs increased by 38.4% while fixed fee contract flying ASMs increased by 11.3%.

Operating Revenue

        Our operating revenue increased 48.2%, or $117.2 million, to $360.6 million in 2007 from $243.4 million in 2006. This was driven by a 39.5% increase in total system RPMs and a 10.0% increase in RASM.

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

        Other revenue.    Lease revenue was generated during 2007 of $1.3 million related to the purchase of eight engines while on lease to another airline. The engines were returned to us in October 2007 with no subsequent lease revenue recognized.

Operating Expenses

        Our operating expenses increased by 43.4%, or $95.7 million, to $316.5 million in 2007 compared to $220.8 million in 2006.

        The following table presents Operating expense per passenger for the indicated periods.

	Year ended December 31,
			Percentage Change
	2007	2006
Aircraft fuel	$46.61	$46.60	0.0%
Salaries and benefits	17.03	17.19	(0.9)
Station operations	10.33	11.41	(9.5)
Maintenance and repairs	7.89	8.94	(22.3)
Sales and marketing	3.92	4.26	(11.7)
Aircraft lease rentals	0.92	2.34	(60.1)
Depreciation and amortization	4.90	4.86	0.8
Other	5.36	5.72	(6.3)

Operating expense per passenger	$96.96	$101.31	(4.3)%
Operating expense per passenger, excluding fuel	$50.35	$54.71	(8.0)%

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

	Year Ended December 31,
					Percentage Change
	2007		2006
Aircraft fuel	3.94	¢	3.54	¢	11.3%
Salary and benefits	1.44		1.30		10.8
Station operations	0.87		0.87		—
Maintenance and repairs	0.67		0.68		(1.5)
Sales and marketing	0.33		0.32		3.1
Aircraft lease rentals	0.08		0.18		(55.6)
Depreciation and amortization	0.41		0.37		10.8
Other	0.45		0.43		4.7
Operating expense per ASM (CASM)	8.19	¢	7.69	¢	6.5%
CASM, excluding fuel	4.25	¢	4.15	¢	2.4%

        Aircraft fuel expense.    Aircraft fuel expense increased 49.8%, or $50.6 million, to $152.1 million in 2007 up from $101.6 million in 2006. This change was due to a 37.6% increase in gallons consumed due primarily to a 34.6% increase in ASMs and an 8.5% increase in the average cost per gallon to $2.30 per gallon during 2007 compared to $2.12 per gallon in 2006.

        Salary and benefits expense.    Salary and benefits expense increased 48.4% to $55.6 million in 2007 up from $37.4 million in 2006. This increase is largely attributable to a 39.5% increase in full-time equivalent employees to support our growth. We employed approximately 1,180 full-time equivalent employees as of December 31, 2007, compared to 846 full-time equivalent employees as of December 31, 2006.

        Station operations expense.    Station operations expense increased 35.6% to $33.7 million in 2007 compared to $24.9 million in 2006. On a CASM basis, station operations has remained flat since the expense increase during 2007 was in line with our ASM growth.

        Maintenance and repairs expense.    Maintenance and repairs expense increased by 32.3% to $25.8 million in 2007, up from $19.5 million in 2006. The increase in maintenance and repairs expense is largely attributed to the cost from 18 heavy maintenance checks performed during 2007 compared to 14 performed in 2006, along with increase in routine line maintenance from the growth of our fleet. Maintenance and repairs CASM declined 1.5% as certain maintenance expenses were spread over a larger base of ASMs.

        Sales and marketing expense.    Sales and marketing expense increased 37.8%, or $3.5 million, to $12.8 million in 2007 compared to $9.3 million in 2006. The increase is a result of the advertising and credit card discount fees associated with the 45.2% increase in scheduled service revenue.

        Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 41.1% to $3.0 million in 2007 from $5.1 million in 2006. On a CASM basis, aircraft lease rentals expense decreased 55.6% to 0.08¢ in 2007 down from 0.18¢ in 2006 due to an increase in the percentage of owned versus leased aircraft.

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

        Other expense.    Other expense increased by 40.4% to $17.5 million in 2007 compared to $12.5 million in 2006 due mainly to increased aviation insurance, facilities and training expenses associated with our growth, along with additional administrative requirements resulting from being a public company.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our primary sources of funds are cash provided by operations and cash provided by financing activities. Our primary uses of cash are for working capital and capital expenditures. Historically, we have been able to fund our short-term needs for capital from cash generated from operations. Our long-term needs for capital are generally for the purchase of additional aircraft. To the extent financing is not available on acceptable terms, we would apply our cash assets to the purchase of aircraft. If we do not have sufficient cash assets available for this purpose at that time, then we would consider leasing aircraft or deferring their acquisition.

Current Liquidity

        Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $190.8 million, $186.8 million and $144.7 million at December 31, 2008, 2007 and 2006, respectively. Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts, and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties. Short-term investments represent marketable securities which are available for sale. During 2008 and 2007, our restricted cash balances increased by $0.6 million and $4.2 million, respectively, as a result of an increase in the number of letters of credit and increases in the amount of a number of existing letters of credit issued to our hotel vendors and some airports.

        Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

Sources and Uses of Cash

        Operating activities.    During 2008, our operating activities provided $71.6 million of cash compared to $73.9 million during 2007. The cash flows provided by operations during 2008 were primarily the result of net income plus non-cash depreciation and amortization. We produced a slightly higher amount of cash from operating activities during 2007 as a result of a large increase in passenger bookings for future travel compared to our air traffic liability balance as of the end of the previous year. Passenger bookings for future travel as of December 31, 2008 decreased due to a tighter future booking curve and general economic conditions.

        Investing activities.    Cash used for investing activities in 2008 was $100.5 million compared to $68.9 million in 2007. During 2008, our primary use of cash was for the purchase of property and equipment of $54.1 million and $50.0 million for the purchase of available for sale securities, net of maturities. The purchase of property and equipment during 2008 included 15 MD-80 aircraft, two of which were previously under operating leases, five of which were previously under capital leases, six aircraft purchased free and clear, and two other aircraft purchased with partial financing. During 2007, we used cash of $42.1 million for the purchase of property and equipment and $21.3 million for the purchase of available for sale securities, net of maturities. The property and equipment purchases in 2007 included an equipment package made up of eight engines and one airframe, and six MD-80 aircraft. Two of the aircraft were previously under operating leases, two aircraft were purchased free and clear, and two other aircraft were purchased with partial financing.

        Financing activities.    During 2008 we used $18.2 million of cash in financing activities compared to $9.0 million provided by financing activities for the same period of 2007. During 2008, we used $16.7 million to repurchase common stock and $29.8 million to retire capital lease obligations for five aircraft and make other debt repayments. These uses of cash were partially offset by $25.6 million obtained from the financing of ten aircraft. During 2007, the $22.3 million in proceeds from a public stock offering more than offset debt and capital lease financing payments made during that year.

Debt

        Of the 41 aircraft we own as of December 31, 2008, we had secured debt financing on 24 aircraft, capital lease financing on two aircraft, with the remaining 15 aircraft owned free and clear. During 2008, we received proceeds of $25.6 million through the issuance of notes payable on ten aircraft, of which eight were previously owned and debt-free. We also purchased two aircraft through the issuance of notes payable for $7.2 million during 2008. The 24 aircraft we have financed with notes as of December 31, 2008 have an aggregate initial borrowed amount of $59.3 million and which are scheduled to mature between 2009 and 2012. The equipment notes bear interest at fixed rates between 6.0% and 8.5% with principal and interest payable monthly. Each note is secured by a first mortgage on the aircraft to which it relates.

Commitments and Contractual Obligations

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2008 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$66,980	$27,006	$38,330	$1,644	$—
Capital lease obligations	5,920	2,220	3,700	—	—
Operating lease obligations(2)	26,165	3,833	7,256	4,785	10,291

Total future payments on contractual obligations	$99,065	$33,059	$49,286	$6,429	$10,291

(1)
Long-term debt obligations include scheduled interest payments.

(2)
Operating lease obligations include aircraft operating leases and leases of office space and airport station property.

OFF-BALANCE SHEET ARRANGEMENTS

        We have obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet. As of December 31, 2008, two of the aircraft in our fleet were subject to operating leases. The operating lease terms for these aircraft will expire in 2012. We have the option to purchase these aircraft in the fourth quarter of 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Note 2 to our Consolidated Financial Statements provides a detailed discussion of our significant accounting policies.

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

        Revenue Recognition.    Scheduled service revenues consist of passenger revenue which is recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled travel itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold, but not yet used, as well as unexpired credits, are included in air traffic liability.

        Fixed fee contract revenues result from charter service provided under long-term agreements and on a seasonal and ad hoc basis. Fixed fee contract revenues are recognized when the transportation is provided. Under certain of our fixed fee contracts, if fuel exceeded a predetermined cost per gallon, reimbursements are received from the customer and netted against fuel expense. As of January 2009, we are under a new fixed fee flying agreement with Harrah's, our largest fixed fee customer, which provides reimbursement for the entire amount of incurred fuel costs. As a result, the amount of revenue to be recognized under this agreement and our fuel expense will be reduced as the amount to be paid by Harrah's for fuel cost will be netted against our fuel expense rather than constituting a part of the revenue we would have otherwise recognized under the fixed fee contract.

        Ancillary revenues are generated from the sale of hotel rooms and rental cars, advance seat assignments, checked bag charges, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are recognized at the time the room is occupied or the rental car is utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force ("EITF") No. 00-21: Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and certain other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees and are reported in accordance with EITF No. 99-19: Reporting Revenue Gross As A Principal Versus Net As An Agent. Revenues from change fees imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Revenues from our travel protection product for unlimited changes to nonrefundable itineraries are recognized at the time of purchase.

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

        The maintenance deposits paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as deposits on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Maintenance deposits totaled $1.1 million and $6.4 million as of December 31, 2008 and December 31, 2007, respectively. Any amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft lease rentals.

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

        We review this asset (the maintenance deposits) for potential impairment in the preparation of our financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2008, 2007 or 2006.

        Fuel Derivatives.    We account for fuel derivatives pursuant to the provisions of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Since we have not historically qualified for hedge accounting, unrealized changes in the fair value of these derivative contracts at each period end are required to be included in "Other (income) expense."

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

Recent Accounting Pronouncements

        See related disclosure at "Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies."

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

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in Item 1A of this annual report on Form 10-K and generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the effect of the economic downturn on leisure travel, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, the competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

        Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2008 and 2007 represented approximately 51.2% and 48.1% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2008 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $22.8 million for the year ended December 31, 2008. While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of December 31, 2008, we had no fuel derivative contracts outstanding.

Interest Rates

        We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $97.2 million, and short term investments of $77.6 million at December 31, 2008. We invest available cash in money market funds, certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2008 and 2007, would have affected interest income from cash and investments by $0.5 million and $0.9 million, respectively.

        Our long-term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of December 31, 2008, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not materially impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 are included below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Allegiant Travel Company

        We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegiant Travel Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Las Vegas, Nevada
February 27, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Allegiant Travel Company

        We have audited Allegiant Travel Company and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegiant Travel Company and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 27, 2009

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$97,153	$144,269
Restricted cash	16,032	15,383
Short-term investments	77,635	27,110
Accounts receivable, net of allowance for doubtful accounts of $— at December 31, 2008 and December 31, 2007	5,575	9,084
Income tax receivable	—	6,228
Expendable parts, supplies and fuel, net of allowance for obsolescence of $539 and $374 at December 31, 2008 and December 31, 2007, respectively	7,005	6,544
Prepaid expenses	9,261	14,718
Deferred income taxes	111	—
Other current assets	1,645	1,552

Total current assets	214,417	224,888
Property and equipment, net	205,751	171,170
Restricted cash, net of current portion	—	38
Investment in and advances to joint venture	711	1,976
Deposits and other assets	3,097	7,353

Total assets	$423,976	$405,425

Current liabilities:
Current maturities of notes payable	$23,435	$11,955
Current maturities of capital lease obligations	1,903	6,241
Accounts payable	17,461	21,302
Accrued liabilities	19,232	13,174
Air traffic liability	68,997	74,851
Deferred income taxes	—	456

Total current liabilities	131,028	127,979
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	35,904	31,890
Capital lease obligations, net of current maturities	3,483	22,060
Deferred income taxes	19,640	13,165

Total liabilities	190,055	195,094

Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 20,917,477 and 20,738,387 shares issued; 20,339,646 and 20,738,387 shares outstanding, as of December 31, 2008 and December 31, 2007, respectively	21	21
Treasury stock, at cost, 577,831 shares at December 31, 2008	(16,713)	—
Additional paid in capital	164,206	159,863
Accumulated other comprehensive income	566	13
Retained earnings	85,841	50,434

Total stockholders' equity	233,921	210,331

Total liabilities and stockholders' equity	$423,976	$405,425

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share amounts)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUE:
Scheduled service revenue	$330,969	$258,943	$178,349
Fixed fee contract revenue	52,525	35,378	33,743
Ancillary revenue	114,625	64,988	31,258
Other revenue	5,893	1,264	—

Total operating revenue	504,012	360,573	243,350

OPERATING EXPENSES:
Aircraft fuel	229,640	152,149	101,561
Salary and benefits	72,007	55,593	37,453
Station operations	43,476	33,724	24,866
Maintenance and repairs	41,465	25,764	19,482
Sales and marketing	14,361	12,803	9,293
Aircraft lease rentals	2,815	3,004	5,102
Depreciation and amortization	23,489	15,992	10,584
Other	20,911	17,484	12,456

Total operating expense	448,164	316,513	220,797

OPERATING INCOME	55,848	44,060	22,553

OTHER (INCOME) EXPENSE:
Loss (gain) on fuel derivatives, net	11	(2,613)	4,193
Earnings from joint venture, net	(96)	(457)	—
Other expense	—	63	—
Interest income	(4,730)	(9,161)	(2,973)
Interest expense	5,411	5,523	5,517

Total other (income) expense	596	(6,645)	6,737

INCOME BEFORE INCOME TAXES	55,252	50,705	15,816
PROVISION FOR INCOME TAXES	19,845	19,196	7,076

NET INCOME	$35,407	$31,509	$8,740

Earnings Per Share:
Basic	$1.75	$1.56	$1.23

Diluted	$1.73	$1.53	$0.52

Unaudited net income per share data(1):
Basic pro-forma net income per share			$1.43

Diluted pro-forma net income per share			$0.60

Weighted average shares outstanding:
Basic	20,289	20,243	7,092
Diluted	20,500	20,529	16,961

(1)
Prior to its December 2006 initial public offering, the Company was organized as a limited liability company (LLC) and as such was generally not subject to income taxes, except in certain state and local jurisdictions. The pro-forma net income per share reflects income taxes as if the Company were organized as a corporation effective January 1, 2006. For 2006, the provision for income taxes includes a tax accrual for recognition of net deferred tax liabilities upon C-corporation conversion which results in lower actual net income per share than pro-forma net income per share.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income	Deferred Compensation— Restricted Stock
	Shares	Par Value	APIC	Members' Contributed Capital			Retained Earnings	Less: Treasury Shares	Total
Balance at December 31, 2005	6,433	$—	$—	$1,766	$104	$—	$13,744	$(1,007)	$14,607
Warrants issued in connection with issuance of redeemable convertible preferred shares	—	—	—	329	—	—	—	—	329
Stock compensation expense	—	—	—	355	—	30	—	—	385
Distributions to members	—	—	—	—	—	—	(3,396)	—	(3,396)
Retirement of treasury shares	—	—	(1,007)	—	—	—	—	1,007	—
Merger of Allegiant Travel Company
LLC into Allegiant Travel Company	—	6	2,474	(2,450)	—	(30)	—	—	—
Issuance of restricted stock	100	—	1,800	—	—	(1,800)	—	—	—
Proceeds from initial public offering, net of offering expenses	5,750	6	93,360	—	—	—	—	—	93,366
Conversion of redeemable convertible preferred shares	7,513	8	39,532	—	—	—	—	—	39,540
Comprehensive income:
Unrealized (loss) on short-term investments	—	—	—	—	(102)	—	—	—	(102)
Other	—	—	—	—	2	—	—	—	2
Net income	—	—	—	—	—	—	8,740	—	8,740

Total comprehensive income									8,640

Balance at December 31, 2006	19,796	20	136,159	—	4	(1,800)	19,088	—	153,471
Reclassification of deferred compensation	—	—	(1,800)	—	—	1,800	—	—	—
Proceeds from secondary public offering,
net of offering expenses	748	1	22,265	—	—	—	—	—	22,266
Stock compensation expense	—	—	1,006	—	—	—	—	—	1,006
Distributions to members	—	—	—	—	—	—	(163)	—	(163)
Issuance of restricted stock	22	—	—	—	—	—	—	—	—
Exercises of stock options	204	—	764	—	—	—	—	—	764
Tax benefit from stock option exercises	—	—	2,139	—	—	—	—	—	2,139
Shares repurchased and retired by the Company	(20)	—	(647)	—	—	—	—	—	(647)
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—	—
Other	—	—	(23)	—	—	—	—	—	(23)
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	14	—	—	—	14
Other	—	—	—	—	(5)	—	—	—	(5)
Net income	—	—	—	—	—	—	31,509	—	31,509

Total comprehensive income									31,518

Balance at December 31, 2007	20,738	21	159,863	—	13	—	50,434	—	210,331

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Income	Deferred Compensation— Restricted Stock
	Shares	Par Value	APIC	Members' Contributed Capital			Retained Earnings	Less: Treasury Shares	Total
Balance at December 31, 2007	20,738	21	159,863	—	13	—	50,434	—	210,331
Stock compensation expense	—	—	1,702	—	—	—	—	—	1,702
Issuance of restricted stock	7	—	—	—	—	—	—	—	—
Exercises of stock options	175	—	1,040	—	—	—	—	—	1,040
Tax benefit from stock option exercises	—	—	1,602	—	—	—	—	—	1,602
Cancellation of restricted stock	(3)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	—	—	(16,713)	(16,713)
Comprehensive income:
Unrealized gain on short-term investments	—	—	—	—	548	—	—	—	548
Other	—	—	(1)	—	5	—	—	—	4
Net income	—	—	—	—	—	—	35,407	—	35,407

Total comprehensive income									35,959

Balance at December 31, 2008	20,917	$21	$164,206	$—	$566	$—	$85,841	$(16,713)	$233,921

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$35,407	$31,509	$8,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,489	15,992	10,584
Loss on aircraft and other equipment disposals	2,184	540	214
Provision for obsolescence of expendable parts, supplies and fuel	165	318	11
Deferred issuance cost amortization	—	—	437
Warrant amortization	—	—	107
Stock compensation expense	1,702	1,006	385
Deferred income taxes	5,908	7,309	6,319
Excess tax benefits from stock option exercises	(1,602)	(2,139)	—
Changes in certain assets and liabilities:
Restricted cash	(611)	(4,212)	(6,372)
Accounts receivable	3,509	(3,334)	992
Income tax receivable	6,228	(6,228)	—
Receivable from related parties	—	1,414	(1,577)
Expendable parts, supplies and fuel	(626)	(3,115)	(2,371)
Prepaid expenses	(1,993)	(6,556)	2,268
Other current assets	(93)	2,911	(1,736)
Accounts payable	(2,239)	6,032	3,251
Accrued liabilities	6,058	2,926	5,366
Air traffic liability	(5,854)	29,574	8,128

Net cash provided by operating activities	71,632	73,947	34,746

INVESTING ACTIVITIES:
Purchase of short-term investments	(101,753)	(27,110)	(35,530)
Proceeds from sale and maturities of short-term investments	51,781	5,788	61,690
Purchase of property and equipment	(54,119)	(42,132)	(27,833)
Proceeds from sale of property and equipment	1,065	570	—
Investment in joint venture, net	1,265	(1,976)	—
Decrease (increase) in lease and equipment deposits	1,256	(4,067)	66

Net cash used in investing activities	(100,505)	(68,927)	(1,607)

FINANCING ACTIVITIES:
Distributions to members	—	—	(3,396)
Proceeds from issuance of common stock, net	—	22,265	93,366
Proceeds from issuance of notes payable	25,625	—	—
Excess tax benefits from stock option exercises	1,602	2,139	—
Proceeds from exercise of stock options	1,040	764	—
Repurchase of common stock	(16,714)	(647)	—
Principal payments on notes payable	(17,331)	(9,961)	(10,035)
Principal payments on related party notes payable	—	(891)	(845)
Principal payments on capital lease obligations	(12,465)	(4,693)	(3,215)

Net cash (used in) provided by financing activities	(18,243)	8,976	75,875

Net change in cash and cash equivalents	(47,116)	13,996	109,014
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,269	130,273	21,259

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,153	$144,269	$130,273

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid, net of capitalized interest	$4,975	$3,709	$4,670

Income taxes paid, net of refunds	$4,623	$16,685	$63

Non-Cash Transactions:
Note payable issued for aircraft and equipment	$7,200	$7,200	$27,111

Conversion of Series A redeemable convertible preferred shares	$—	$—	$34,540

Conversion of Series B redeemable convertible preferred shares	$—	$—	$5,000

Retirement of 256,667 shares of treasury stock	$—	$—	$1,007

Acquisition of aircraft under capital lease	$—	$7,726	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

1. Organization and Business of Company

        Allegiant Travel Company is a leisure travel company providing scheduled passenger service primarily from small cities to the leisure destinations of Las Vegas, Nevada, Phoenix, Arizona, Orlando, Florida, Tampa/St. Petersburg, Florida and Ft. Lauderdale, Florida. The Company announced it will start scheduled passenger service in the second quarter of 2009 to the leisure destination of Los Angeles, California. The Company sells air travel on a stand-alone basis or bundled with hotel rooms, rental cars and other travel related services. The Company also provides charter air service under long-term contracts as well as on a seasonal and ad-hoc basis. Because scheduled and chartered air services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling, flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not separately track expenses for the scheduled and chartered air services.

        As of December 31, 2008, the Company had a fleet of 43 MD80 series aircraft, which included 38 aircraft in revenue service. Of the remaining five aircraft, three aircraft are leased to a third party. The Company has taken possession of the remaining two aircraft which were previously leased to a third party and are expected to be placed into service during the first quarter of 2009. The Company served 66 scheduled service cities with its fleet. As of December 31, 2007, the Company had a fleet of 35 MD80 series aircraft, of which 32 were in revenue service, and served 58 scheduled service cities. The Company markets scheduled service products through direct advertising while charter services are sold directly or via brokers.

        In 2004, Allegiant Air, Inc., a California corporation, merged into Allegiant Air LLC, a newly formed Nevada limited liability company. The purpose of the transaction was to change the form of the business from a corporation to a limited liability company and to change the state of incorporation to Nevada. By virtue of the merger, all of the operations, assets and liabilities of Allegiant Air, Inc. were transferred to Allegiant Air LLC. The merger was accounted for as a transfer of assets and liabilities among entities under common control and accordingly was recorded at historical cost. The management and ownership did not change as a result of this merger.

        In 2005, Allegiant Travel Company LLC and Allegiant Vacations LLC were formed as Nevada limited liability companies. Allegiant Travel Company LLC was designated to serve as the holding company for Allegiant Air LLC and Allegiant Vacations LLC. To effectuate this, all outstanding shares of Allegiant Air LLC were exchanged for shares of Allegiant Travel Company LLC and thereafter Allegiant Air LLC and Allegiant Vacations LLC became wholly owned subsidiaries of Allegiant Travel Company LLC.

        AFH, Inc., a Nevada corporation, was formed in August 2006 and is a wholly owned subsidiary of Allegiant Travel Company. AFH, Inc. was formed to address fuel purchasing and storage opportunities. SFB Fueling LLC is a 50% owned subsidiary of AFH, Inc. accounted for under the equity method. SFB Fueling LLC, a joint venture agreement with Orlando Sanford International, Inc. ("OSI"), began operations in January 2007 to handle certain fuel operations for the Orlando Sanford International Airport.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

1. Organization and Business of Company (Continued)

        On December 13, 2006, the Company completed the initial public offering of its common stock. The Company issued 5,750,000 shares at $18.00 per share resulting in net proceeds of approximately $94,500. Prior to the completion of its initial public offering in December 2006, the Company converted from a Nevada limited liability company to a Nevada corporation. In connection with the conversion, the outstanding common shares and preferred shares in the limited liability company were exchanged for shares of common stock in the Company pursuant to the terms of a merger agreement with Allegiant Travel Company, LLC. The reorganization did not affect its operations, which it continued to conduct through its operating subsidiaries.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

component of accumulated comprehensive income in stockholders' equity. Short-term investments consisted of the following:

	As of December 31, 2008				As of December 31, 2007
		Gross Unrealized				Gross Unrealized
				Market Value				Market Value
	Cost	Gains	(Losses)		Cost	Gains	(Losses)
Commercial paper	$—	$—	$—	$—	$18,925	$—	$—	$18,925
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	77,069	568	(2)	77,635	8,179	6	—	8,185

Total	$77,069	$568	$(2)	$77,635	$27,104	$6	$—	$27,110

        For the years ended December 31, 2008, 2007 and 2006, proceeds from sales and maturities of short-term investments totaled $51,781, $5,788, and $61,690, respectively.

        The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. For the year ended December 31, 2008, the Company recognized $307 of realized gains. There were no realized gains or losses for the years ended December 31, 2007 and 2006.

        Short-term investments had the following maturities as of December 31, 2008:

Maturities	Amount
Year 2009	$43,830
Years 2010 through 2013	33,805
Years 2014 through 2018	—
Thereafter	—

Total	$77,635

        Short-term investments had the following maturities as of December 31, 2007:

Maturities	Amount
Year 2008	$27,110
Years 2009 through 2012	—
Years 2013 through 2017	—
Thereafter	—

Total	$27,110

        The Company has classified investments as short-term since it maintains a liquid portfolio of investments that are available for current operations.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157 Fair Value Measurements ("SFAS 157") which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. See Note 7 for more information, including a listing of the Company's assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy established under SFAS 157 as of December 31, 2008.

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

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft	10 years
Flight equipment	5-10 years
Equipment and leasehold improvements	5-7 years

        Aircraft and jet engines (included in Flight equipment) have an estimated average residual value of 21% of original cost; other property and equipment are assumed to have no residual value.

        Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term. Depreciation for these aircraft is included in depreciation and amortization expense in the Company's consolidated statements of income.

Investment in joint venture

        AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, entered into a joint venture agreement with OSI to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company accounts for the 50% interest in the joint venture agreement under the equity method. AFH, Inc.'s proportionate allocation of net income or loss is reported in the Company's consolidated statements of income in other income (expense) with an adjustment to the recorded investment in the Company's consolidated balance sheet.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Capitalized Interest

        Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company's average interest rate on long-term debt. Capitalization of interest ceases when the asset is ready for service. For the years ended December 31, 2008, 2007 and 2006, the Company incurred interest expense of $5,411, $5,523 and $5,517, respectively. The Company had no capitalized interest during 2008 or 2007, and $31 in 2006.

Measurement of Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions and are subject to change. The Company had no impairment losses on long-lived assets used in operations for the years ended December 31, 2008, 2007 and 2006.

Revenue Recognition

        Scheduled service revenue consists of passenger revenue involving limited frequency nonstop flights between our leisure destinations and small cities recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold, but not yet used, as well as unexpired credits, are included in air traffic liability.

        Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Harrah's Entertainment Inc., Apple Vacations West, Inc. and others. Fixed fee contract revenues are recognized when the transportation is provided. Under certain of the Company's fixed fee contracts, if fuel exceeded a predetermined cost per gallon, reimbursements are received from the customer and netted against fuel expense. As of January 2009, the Company is under a new fixed fee flying agreement with Harrah's, the Company's largest fixed fee customer, which provides reimbursement for the entire amount of incurred fuel costs. As a result, the amount of revenue to be recognized under this agreement and the Company's fuel expense will be reduced as the amount to be paid by Harrah's for fuel cost will be netted against fuel expense rather than constituting a part of the revenue which would have otherwise recognized under the fixed fee contract.

        Ancillary revenue is generated from the sale of hotel rooms, rental cars, advance seat assignments, in-flight products and other items. Revenues from the sale of hotel rooms and rental cars are

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

recognized at the time the room is occupied or rental car is utilized. The amount of revenues attributed to each element of a bundled sale involving hotel rooms and rental cars in addition to airfare is determined in accordance with Emerging Issues Task Force ("EITF") No. 00-21, Revenue Arrangements with Multiple Deliverables. The sale of hotel rooms, rental cars and other ancillary products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with EITF No. 99-19, Reporting Revenue Gross As A Principal Versus Net As An Agent. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Revenues from the Company's travel protection product for unlimited changes to nonrefundable itineraries are recognized at the time of purchase.

        Other revenue is generated from leased out aircraft and flight equipment. Lease revenue is recognized on a straight-line basis over the lease term.

Financial Instruments

        The Company accounts for financial instruments under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended. Such instruments consist principally of fuel derivative contracts as described in Note 10—Financial Instruments and Risk Management.

Maintenance and Repair Costs

        Aircraft maintenance and repair costs.    The Company accounts for maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. Maintenance deposits paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as prepaid maintenance deposits, and then recognized as maintenance expense when the underlying maintenance is performed. These deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse the Company for the invoices initially paid by the Company for these maintenance events, they are reimbursed to the Company by the lessor. Under the Company's existing aircraft lease agreements, if the Company exercises the option to purchase the aircraft and there are excess maintenance deposit balances at the exercise date of the purchase option, any excess amounts are applied to the purchase price as an additional down payment. If at any point the Company determines it is not probable it will recover amounts retained by the lessor through future maintenance events, such amounts are expensed.

        The maintenance deposits paid under the Company's lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, the Company maintains the right to select any third-party maintenance provider. Therefore, the amounts paid as deposits are recorded on the balance sheet and then recognized as maintenance expense when the underlying maintenance is performed, in accordance with the Company's maintenance accounting policy. Maintenance deposits totaled $1.1 million and

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

$6.4 million as of December 31, 2008 and 2007, respectively. Any amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft lease rentals.

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

        The Company reviews this asset (the maintenance deposits) for potential impairment in the preparation of its financial statements. Because there have been no material changes to the estimated cost of expected maintenance events during the remaining term of the leases, no impairment charge was recognized for the years ended December 31, 2008, 2007 or 2006.

Advertising Costs

        Advertising costs are charged to expense in the period incurred. Advertising expense was $4,849, $4,948 and $3,426 for the years ended December 31, 2008, 2007 and 2006, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Earnings per Share

        The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares and dollars in thousands):

	Year Ended December 31,
	2008	2007	2006(1)
Numerator:
Net income	$35,407	$31,509	$8,740
Denominator:
Weighted-average shares outstanding	20,289	20,243	7,092
Weighted-average effect of dilutive securities:
Redeemable convertible preferred shares	—	—	9,398
Employee stock options	61	117	335
Stock purchase warrants	138	140	136
Restricted stock	12	29	—

Adjusted weighted-average shares outstanding, diluted	20,500	20,529	16,961

Net income per share, basic	$1.75	$1.56	$1.23

Net income per share, diluted	$1.73	$1.53	$0.52

    (1)
    For 2006, the dilutive effect of common stock subject to unvested restricted stock was not material.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Based Payments, requiring the compensation cost relating to share-based payment transactions be recognized in the Company's consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee's requisite service period (the vesting period of the equity award). The Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective method and accordingly, financial statement amounts for the prior periods were not restated to reflect the fair value method of recognizing compensation cost relating to stock options issued in prior periods under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company's stock-based employee compensation plan is more fully discussed in Note 11—Employee Benefit Plans.

Income Taxes

        The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

are recognized in different periods for financial statement purposes than for tax return purposes. A valuation allowance for net deferred tax assets is provided unless realizability is judged by the Company to be more likely than not. Accordingly, the Company has determined that all of its deferred tax assets are more likely than not to be realized. The Company determines the net current and non-current deferred tax assets or liabilities separately for federal, state, and other local jurisdictions.

        The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where the Company operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes which the Company adopted as of January 1, 2007. The Interpretation prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

        FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. FIN 48's use of the term "more likely than not" is consistent with how that term is used in SFAS No. 109 (i.e. likelihood of occurrence is greater than 50%).

        The tax positions failing to qualify for initial recognition are to be recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position be derecognized. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2008, 2007 and 2006, the Company recognized no amounts for interest or penalties related to unrecognized tax benefits.

Accumulated Comprehensive Income

        Comprehensive income is comprised of changes in the fair value of short-term investments and marketable securities deemed to be available for sale by management.

Reclassifications

        Certain reclassifications have been made to the prior year's financial statements to conform to 2008 classifications. These classifications had no effect on the previously reported net income.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Newly Issued Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 has not had a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will impact the Company's financial statements if the Company enters into a business combination after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements intended to provide disclosures to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will therefore apply to the Company's financial statements as of January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of SFAS 157 ("FSP FAS 157-2"). This FSP amends SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The standard will be effective on January 1, 2009, the beginning of the Company's 2009 fiscal year. The Company does not expect the guidance provided by FSP FAS 157-2 to have a material effect on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). The Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and will therefore apply to the Company's financial statements as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

3. Property and Equipment

        At December 31, 2008, the Company's fleet consisted of 43 MD80 series aircraft, 38 of which were in revenue service. Before the end of 2008, the Company took possession of two of aircraft which came off lease from another party, with three remaining on lease and expected to be returned during 2009. The Company owns 39 of these aircraft while two are subject to capital leases and two are subject to operating lease agreements. As of December 31, 2007, the Company's fleet consisted of 35 MD80 series aircraft, 32 of which were in revenue service.

	As of December 31,
	2008	2007
Aircraft:
Owned	$119,257	$78,493
Under capital lease agreements	7,726	36,286

	126,983	114,779
Flight equipment	123,808	83,261
Equipment and leasehold improvements	11,381	7,039

Total property and equipment	262,172	205,079
Less accumulated depreciation and amortization	(56,421)	(33,909)

Property and equipment, net	$205,751	$171,170

        Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $23,489, $15,992 and $10,584, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

4. Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2008	2007
Aircraft lease rentals	$48	$563
Interest payable	163	146
Salaries, wages and benefits	7,849	7,441
Maintenance reserves	2,970	—
Taxes	4,411	2,184
Other accruals	3,791	2,840

Total accrued liabilities	$19,232	$13,174

5. Long-Term Debt

        Long-term debt, including capital lease obligations, consists of the following:

	As of December 31, 2008	As of December 31, 2007
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$10,803	$15,747
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	11,698	14,113
Notes payable, secured by aircraft, interest at 6%, due April 2012	15,234	—
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	10,364	7,108
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	6,697	—
Notes payable, secured by aircraft, interest at 8%, due June 2011	4,507	6,071
Note payable, secured by aircraft, interest at 9%	—	747
Other notes payable	36	59
Capital lease obligations	5,386	28,301

Total long-term debt	64,725	72,146
Less current maturities	(25,338)	(18,196)

Long-term debt, net of current maturities	$39,387	$53,950

        Maturities of long-term debt and capital lease obligations, as of December 31, 2008, for the next five years and thereafter, in aggregate, are: 2009—$25,338; 2010—$22,081; 2011—$15,719; 2012—$1,587; none in 2013 or thereafter.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

6. Capital and Operating Lease Obligations

Capital Leases

        As of December 31, 2008, the Company was party to two lease agreements for aircraft which are classified as capital leases under the provisions of SFAS No. 13, Accounting For Leases. The amounts applicable to capital leases included in property and equipment were:

	December 31,
	2008	2007
Aircraft	$7,726	$36,286
Less: Accumulated depreciation	(472)	(4,792)

Aricraft, net	$7,254	$31,494

Operating Leases

        As of December 31, 2008, the Company was party to operating lease agreements for two aircraft with terms extending through November 2012. The operating lease agreements for these two aircraft include the option to purchase them in the fourth quarter of 2010. Additionally, the Company leases office facilities, airport and terminal facilities and office equipment under operating lease arrangements with terms extending through 2019. The office facilities under lease include approximately 65,000 square feet of space for the Company's primary corporate offices. The lease has two five-year renewal options, but the Company has the right to terminate after seven years in April 2015 and the right to purchase the building from the landlord after the third year of the lease in April 2011. The initial base rental is approximately $1,528 per year and is subject to escalation. The Company is also responsible for its share of common area maintenance charges.

        Airport and terminal facility leases are entered into with a variety of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

        Total rental expense charged to operations for aircraft and non-aircraft operating leases for the years ended December 31, 2008, 2007 and 2006 was $7,373, $6,147 and $7,885, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

6. Capital and Operating Lease Obligations (Continued)

        At December 31, 2008, scheduled future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and amounts due under capital lease arrangements are as follows:

	Capital Leases	Operating Leases
2009	$2,220	$3,833
2010	2,220	3,763
2011	1,480	3,729
2012	—	3,560
2013	—	2,405
Thereafter	—	10,291

Total	5,920	$27,581

Less: amount representing interest	534

Present value of future payments	5,386
Less: current obligations	1,903

Long-term obligations	$3,483

7. Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company has adopted the provisions of SFAS 157 as of January 1, 2008. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

        In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3), which clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and determined that there was no impact.

        SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

7. Fair Value Measurements (Continued)

directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2008, the Company held cash equivalents and short term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short term investments consist of short-term, highly liquid, income-producing investments all of which have maturities of three months or less, including money market funds, debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

        Assets measured at fair value on a recurring basis during the period were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$78,926	$72,496	$6,430	$—
Short-term investments	77,635	—	77,635	—

Total assets	$156,561	$72,496	$84,065	$—

8. Income Taxes

        Prior to May 2004, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code wherein the taxable income or loss of the Company was included in the income tax returns of the shareholders. In May 2004, the Company reorganized as a limited liability company and was therefore taxed as a partnership for federal income tax purposes until the reorganization into a corporation effected at the time of the Company's initial public offering in December 2006. A provision for state income taxes has been included in the financial statements for each of the three years ended December 31, 2008, 2007 and 2006, as the Company was also subject to tax at the entity level in certain states in which it operates. In addition, the provision for income taxes for the year ended December 31, 2006 includes a tax accrual for recognition of net deferred tax liabilities upon C-corporation conversion. After the reorganization, the Company accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109") which requires the recognition of tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

8. Income Taxes (Continued)

        The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$13,326	$10,903	$664
State	606	1,150	95

Total current	13,932	12,053	759

Deferred:
Federal	6,060	6,192	(103)
State	(147)	951	(5)

Total deferred	5,913	7,143	(108)

Tax provision	19,845	19,196	651

Recognition of net deferred tax liability upon C-corporation conversion	—	—	6,425

Total income tax provision	$19,845	$19,196	$7,076

        The Company recorded $1.6 million and $2.1 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2008 and 2007, respectively. No increase to contributed capital was recorded for the year ended December 31, 2006.

        Reconciliation of the statutory income tax rate and the Company's effective tax rate for 2008, 2007, and from the C corporation conversion date through December 31, 2006 are as follows:

	Year Ended December 31,
			Period from December 13- December 31, 2006
	2008	2007
Statutory federal rate	35.0%	35.0%	34.0%
State income taxes, net of federal income tax benefit	0.7%	2.7%	1.1%
Other	0.2%	0.2%	0.5%
Recognition of net deferred tax liability upon C-corporation conversion	—	—	388.7%

Effective tax rate	35.9%	37.9%	424.3%

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

8. Income Taxes (Continued)

        The major components of the Company's net deferred tax assets and liabilities are as follows:

	At December 31, 2008		At December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Vacation	$517	$—	$402	$—
Accrued bonus	—	—	2,065	—
Prepaid expenses	—	(1,346)	—	(3,768)
State taxes	346	—	400	—
Accrued property taxes	393	—	306	—
Fuel hedge	—	—	—	(31)
Other	201	—	170	—

Total current	1,457	(1,346)	3,343	(3,799)

Noncurrent:
Depreciation	—	(21,000)	—	(14,746)
Goodwill	1,149	—	1,337	—
Other	211	—	244	—

Total noncurrent	1,360	(21,000)	1,581	(14,746)

Total	$2,817	$(22,346)	$4,924	$(18,545)

        The Company paid corporate income taxes, net of refunds, of $4,623 in 2008 and $16,685 in 2007. The Company paid LLC state income taxes, net of refunds, of $63 in 2006.

        For the year ended December 31, 2008, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company's financial condition or results of operation as a result of implementing FIN 48. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no significant accrued interest at December 31, 2008. No penalties were accrued at December 31, 2008.

        The Company (or its predecessor entities) is no longer subject to U.S. Federal income tax examinations for years before 2004. Various state and local tax returns remain open to examination. The Company believes that any potential assessment would be immaterial.

9. Related Party Transactions

        The Company periodically utilizes private aircraft owned by a corporation principally owned by the Company's Chief Executive Officer and another Director for the time-sensitive delivery of aircraft parts and other critical travel situations. During 2006, there were expenses of $81 incurred by the Company as a result of this use of the private aircraft. No amounts were paid for these services during 2008 or 2007.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

9. Related Party Transactions (Continued)

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

        The Company had notes payable to its Chief Executive Officer totaling $891 as of December 31, 2006. This debt was repaid in full in January 2007.

        In June 2006, the Company purchased an MD83 aircraft from an entity in which the Chief Executive Officer and another Director are principals. The purchase price of $3,525 was paid directly to a secured lender, and none of the proceeds were paid to the entity which the Company's Chief Executive Officer and Director are principals.

        As the Company's predecessor was a limited liability company, the members were taxed on the income earned by the Company until the reorganization into a corporation. The Company made distributions to its members to enable them to pay their respective income taxes. These distributions are reflected in the statements of cash flows and statements of stockholders' equity. The Company made distributions to its members of $5,000 for the year ended December 31, 2006 and received $1,414 from its members for December 31, 2007 as a result of the true-up of tax payments in connection with the reorganization.

        The building in which the Company maintains its headquarters is under a lease agreement with a limited liability company in which the Chief Executive Officer, two other Directors and one other officer own significant interests as non-controlling members. In June 2008, additional office space was obtained by the Company in the leased building through an amendment to the existing lease agreement with the landlord. The amended lease agreement has a ten year term with base rental at $1,528 per year. In June 2008, the Company entered into a lease agreement for office space to be used as its training facility which is located in a building adjacent to the location of the Company's headquarters. The second building is also owned by a limited liability company in which the Chief Executive Officer, two other Directors and one other officer own significant interests as non-controlling members. The lease agreement on the office space in the second building has a ten year term with base rental beginning at $158 per year. The disinterested members of the Company's board and audit committee have determined that the terms for the lease agreements are at least favorable as the Company could receive in arms' length transactions.

10. Financial Instruments and Risk Management

Fuel Price Risk Management

        Airline operations are inherently dependent upon energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 51.2%, 48.1% and 46.0%, of the

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

10. Financial Instruments and Risk Management (Continued)

Company's operating expenses for the years ended December 31, 2008, 2007 and 2006, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost.

        The Company has in the past entered into financial derivative contracts to manage fuel price risk. These financial derivative instruments were not purchased nor held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008. The Company does not have any derivative instruments as of December 31, 2008.

        The Company's fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for financial reporting purposes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, changes in the fair value of such derivative contracts, which amounted to a loss of $11, gain of $2,613 and a loss of $4,193 in the years ended December 31 2008, 2007 and 2006, respectively, were recorded as a "Loss (gain) on fuel derivatives, net" within other income (expense) in the accompanying consolidated statements of income. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period. The fair value of hedge contracts amounted to $81 as of December 31, 2007 and was recorded in "Other current assets" in the accompanying consolidated balance sheets.

Debt

        The Company's debt with a carrying value of $59,339 and $43,845 as of December 31, 2008 and 2007, respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.

Other Financial Instruments

        The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

11. Employee Benefit Plans

401(k) Plan

        The Company has a defined contribution plan covering substantially all eligible employees. Under the Plan, employees may contribute up to 18% of their eligible annual compensation with the Company matching up to 3% of eligible employee wages. Employees generally vest in matching contributions ratably over five years. The Company recognized expense under this plan of $748, $542 and $445 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based Employee Compensation

        In 2006, the Board of Directors adopted, and the stockholders approved, a Long-Term Incentive Plan (the "2006 Plan"). Upon the merger of Allegiant Travel Company, LLC into Allegiant Travel Company (a Nevada corporation) immediately prior to the Company's initial public offering, all

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

11. Employee Benefit Plans (Continued)

outstanding options under the previously adopted share option program (the "Share Option Program") were transferred to the 2006 Plan. In addition, no further option grants may be made under the Share Option Program. The transferred options will continue to be governed by their existing terms, unless the Company's compensation committee elects to extend one or more features of the 2006 Plan to those options. The Company has reserved 3,000,000 shares of common stock for issuance of stock-based awards to certain officers, directors, employees, and consultants of the Company under the 2006 Plan. Such shares include the 500,000 shares that were transferred from the Share Option Program.

        For the years ended December 31, 2008, 2007, and 2006, the Company recorded $1,702, $1,006 and $385, respectively, of compensation expense in the consolidated statements of income related to stock options and restricted stock. As of December 31, 2008, there was $2,297 of unrecognized compensation cost, net of estimated forfeitures of 2.0%, related to nonvested stock options and there was $899 of unrecognized compensation cost, net of estimated forfeitures of 5.0%, related to nonvested restricted stock granted under the 2006 Plan. The cost is expected to be recognized over a weighted-average period of 2.71 years and 2.42 years, respectively.

Stock Options

        The fair value of options granted was estimated as of the grant date using the Black-Scholes option-pricing model with assumptions noted in the following table. Expected volatilities are based on the historical volatilities from publicly traded airline companies of the Company's peer group due to the Company's lack of historical information. The risk-free interest rate for periods equal to the expected term of the stock option is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

	2008	2007	2006
Weighted-average volatility	32.79%	32.80%	57.20%
Expected term (in years)	3.5	5	6
Risk-free interest rate	2.56%	4.30%	4.97%
Expected dividends	—	—	—

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

11. Employee Benefit Plans (Continued)

        A summary of option activity under the 2006 Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	286,367	$14.35
Granted	364,500	$20.99
Exercised	(175,033)	$6.12
Forfeited	(24,833)	$14.91

Outstanding at December 31, 2008	451,001	$22.88	5.33	$11,587

Exercisable at December 31, 2008	39,334	$21.07	7.67	$1,082

        The weighted average fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $5.80, $13.52, and $7.63, respectively. During the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was $4,330 and $5,763, respectively. Cash received from option exercises for the years ended December 31, 2008 and 2007 was $1,040 and $764, respectively. The actual tax benefit realized for the tax deductions from these option exercises totaled $1,568 and $2,145, respectively. No options were exercised in 2006.

Restricted Stock Awards

        In December 2006, the Company issued 100,000 shares of restricted stock under the 2006 Long-Term Incentive Plan which have been allocated as of the date of the initial public offering among employees at the manager level and below.

        A summary of the status of the Company's nonvested restricted stock grants during the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	80,476	$21.56
Granted	7,000	$22.43
Vested	(35,272)	$20.79
Forfeited	(2,943)	$18.00

Nonvested at December 31, 2008	49,261	$22.45

        The weighted average grant date fair value of restricted stock grants during the years ended December 31, 2008, 2007 and 2006 was $22.43, $30.91 and $18.00, respectively. The total fair value of restricted stock vested during the year ended December 31, 2008 and 2007, was $1,382 and $959,

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

11. Employee Benefit Plans (Continued)

respectively. The actual tax benefit realized from the tax deductions from the restricted stock vested totaled $500 and $357, respectively. No restricted stock vested during 2006.

12. Stockholders' Equity

        In December 2006, the Company completed its initial public offering of common stock. 5,750,000 shares were issued at $18.00 per share resulting in net proceeds of approximately $94,500.

        On December 13, 2006, simultaneously with the Company's initial public offering, certain of the Company's shareholders sold 1,750,000 shares of common stock to Par Investment Partners, L.P.

        In second quarter 2007, the Company sold 748,214 shares in a secondary public offering. The Company received approximately $22,300 in net proceeds from the sale of its shares in this offering.

        In January 2008, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company's common stock. As of December 31, 2008, the Company has repurchased approximately 554,000 shares of the Company's common stock through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.

13. Redeemable Convertible Preferred Shares

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

        The Series A and Series B Convertible Preferred Shares had no stated dividend rate, had voting rights similar to common shares and could be converted into common shares at any time, at the option of the holder. Upon the consummation of the Company's initial public offering, the outstanding Series A and Series B Convertible Preferred Shares were automatically converted into shares of common stock on a 0.76 to 1 basis. The Series A and Series B Convertible Preferred Shares had redemption rights which were to have become effective in May 2010. The redemption value was the greater of the Liquidation Value (defined as $4.00 per share) or the Redemption Value (defined as the market value of the shares as agreed upon between the Company and the holders of the Convertible Preferred Shares at the time of redemption).

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands except share and per share amounts)

14. Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized below.

	March 31	June 30	September 30	December 31
2008
Operating revenues	$133,140	$131,558	$116,886	$122,428
Operating income	14,364	4,675	8,117	28,692
Net income	9,672	2,646	4,890	18,199
Earnings per share
Basic	0.47	0.13	0.24	0.90
Diluted	0.47	0.13	0.24	0.88
2007
Operating revenues	$84,349	$88,941	$86,327	$100,956
Operating income	14,301	14,158	9,543	6,058
Net income	9,747	9,976	7,015	4,771
Earnings per share
Basic	0.49	0.50	0.34	0.23
Diluted	0.48	0.49	0.34	0.23

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

15. Commitments and Contingencies

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

16. Subsequent Events

        In January 2009, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company's common stock. The repurchase program replaces a program the Board of Directors authorized in January 2008 which has expired. As of February 20, 2009, the Company has repurchased 100,400 shares of the Company's common stock through open market purchases in the first quarter of 2009 at an average cost of $33.74 per share for a total expenditure of $3,388.

        In January 2009, the Company purchased for cash one MD-80 aircraft. The aircraft is expected to be placed into service during the first quarter of 2009.

        In February 2009, the Company entered into two separate operating lease agreements for the lease of two MD-80 aircraft. The lease term expires in July 2014. The aircraft are expected to be placed into service by the end of the second quarter of 2009.

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

        Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-

Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included herein.

        Changes in internal controls.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by this Item is incorporated herein by reference to the data under the headings "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2009, which Proxy Statement is to be filed with the Commission.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the data under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION COMMITTEE" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2009, which Proxy Statement is to be filed with the Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2009, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the data under the heading "RELATED PARTY TRANSACTIONS" and "Director Independence" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2009, which Proxy Statement is to be filed with the Commission.

Item 14.    Principal Accountant's Fees and Services

        The information required by this Item is incorporated herein by reference to the data under the heading "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2009, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
	Reports of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets	50
	Consolidated Statements of Income	51
	Consolidated Statements of Stockholders' Equity and Comprehensive Income	52
	Consolidated Statements of Cash Flows	54
	Notes to Consolidated Financial Statements	56
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

Exhibit Number	Description
3.1*	Articles of Incorporation of Allegiant Travel Company.
3.2	Bylaws of Allegiant Travel Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1*	Form of Tax Indemnification Agreement between Allegiant Travel Company and members of Allegiant Travel Company, LLC.
10.2*	2006 Long-Term Incentive Plan.(1)
10.3	Form of Stock Option Agreement used for officers of the Company.(1)
10.4	Form of Restricted Stock Agreement used for Directors of the Company.(1)
10.5*	Allegiant Air 401(k) Retirement Plan.(1)
10.6*	Form of Indemnification Agreement.
10.7*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.
10.8*	Permanent Software License Agreement between Allegiant Air, Inc. and CMS Solutions, Inc. dated August 1, 2001.
10.9*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.10*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and M. Ponder Harrison.(1)
10.11*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Andrew C. Levy.(1)
10.12*	Maintenance General Terms Agreement dated March 2006 between Allegiant Air, LLC and American Airlines, Inc.(2)
10.13	Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).
10.14	Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.15	Shipper's Agreement between AFH, Inc. and Central Florida Pipeline, LLC (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.16	Master Loan Agreement dated as of April 11, 2008 between Bank of Nevada and Allegiant Air, LLC(3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.17	Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC.
10.18	Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC.
10.19	Air Transportation Charter Agreement dated as of October 31, 2008 between Harrah's Operating Company, Inc. and Allegiant Air, LLC.(3)
21.1	List of Subsidiaries

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*
Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)
Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(2)
Portions of the indicated document have been omitted pursuant to the grant of confidential treatment and the documents indicated have been filed separately with the Commission as required by Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(3)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 3, 2009.

ALLEGIANT TRAVEL COMPANY

By:	/s/ ANDREW C. LEVY ANDREW C. LEVY Chief Financial Officer

POWERS OF ATTORNEY

        Each person whose signature appears below hereby appoints Andrew C. Levy and Maurice J. Gallagher, Jr., as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE J. GALLAGHER, JR. Maurice J. Gallagher, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009
/s/ ANDREW C. LEVY Andrew C. Levy	Chief Financial Officer (Principal Financial Officer)	March 3, 2009
/s/ SCOTT SHELDON Scott Sheldon	Principal Accounting Officer	March 3, 2009
Gary Ellmer	Director	March , 2009
Timothy P. Flynn	Director	March , 2009
/s/ A. MAURICE MASON A. Maurice Mason	Director	March 3, 2009
/s/ JOHN REDMOND John Redmond	Director	March 3, 2009

        The following exhibits are filed as part of this report.

Exhibit Number	Description
10.3	Form of Stock Option Agreement used for officers of the Company.
10.4	Form of Restricted Stock Agreement used for Directors of the Company.
10.17	Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC.
10.18	Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC.
10.19	Air Transportation Charter Agreement dated as of October 31, 2008 between Harrah's Operating Company, Inc. and Allegiant Air, LLC.(1)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.