Form 10-K/A
period 2008-12-31
Allegiant Travel CO
filed 2009-04-27
CIK 1362468

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXHIBIT INDEX IS LOCATED ON PAGE 16.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission ("SEC") on March 3, 2009 (the "Original Filing"). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Allegiant Travel Company. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth certain information with respect to our board of directors and executive officers as of April 24, 2009:

Name	Age	Position	Director Since(1)
Maurice J. Gallagher, Jr.	59	Chief Executive Officer, Chairman of the Board	2001
Timothy P. Flynn(3)(4)	58	Director	2006
A. Maurice Mason(2)	45	Director	2006
Gary Ellmer(2)(4)	55	Director	2008
John Redmond(2)(3)	50	Director	2007
M. Ponder Harrison	47	Managing Director—Marketing & Sales	N/A
Andrew C. Levy	39	Chief Financial Officer, Managing Director—Planning	N/A
Scott Sheldon	31	Principal Accounting Officer	N/A

(1)
Each director serves for a one-year term with all directors being elected at each stockholders' meeting.

(2)
Member of the Audit Committee

(3)
Member of the Compensation Committee

(4)
Member of the Nominating Committee

        Maurice J. Gallagher, Jr.    has been actively involved in the management of our company since he became our majority owner and joined our board of directors in 2001. He has served as our chief executive officer since 2003 and was designated Chairman of the Board in September 2006. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. One of these companies was Mpower Communications Corp., a telecommunications company, for which he served as acting chief executive officer from 1997 to 1999 and as chairman of the board from its inception in 1996 until 2002. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (one of the predecessors to AirTran Airways, Inc.) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir, a commuter airline.

        Gary Ellmer was elected to our board in May 2008. Mr. Ellmer served in senior management positions for ATA Airlines from September 2006 until February 2008, serving as chief operating officer from September 2007 until February 2008. From April 2006 until August 2006, Mr. Ellmer served as vice president, business development for American Eagle Airlines and served as president and chief operating officer of Executive Airlines/American Eagle Caribbean from 2002 until April 2006. From 1998 until 2002, he served in various officer positions for American Eagle Airlines, Business Express Airlines and WestAir Commuter Airlines.

        Timothy P. Flynn was elected to our board in July 2006. Since 1992, Mr. Flynn has devoted his time to his private investments. Mr. Flynn was one of the founders of ValuJet Airlines, Inc. and served as a director from its inception in 1992 until 1997. From 1982 until 1992, he served as an executive officer and director of WestAir, a commuter airline, which he founded with Mr. Gallagher in 1982. From 1979 to 1982, he served as an executive officer of Pacific Express Holding, Inc., the parent company of WestAir Commuter Airlines, Inc.

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

        John Redmond served as president and chief executive officer of MGM Grand Resorts, LLC from March 2001 until August 2007. Prior to that, he served as co-chief executive officer of MGM Mirage from December 1999 to March 2001. He was president and chief operating officer of Primm Valley Resorts from March 1999 to December 1999 and senior vice president of MGM Grand Development, Inc. from August 1996 to February 1999. He served as vice-chairman of MGM Grand Detroit, LLC from April 1998 to February 2000 and chairman from February 2000 until August 2007. Prior to 1996, Mr. Redmond was senior vice president and chief financial officer of Caesars Palace and Sheraton Desert Inn, having served in various other senior operational and development positions with Caesars World, Inc.

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

        Andrew C. Levy has served as an officer of Allegiant since June 2001 and is responsible for our market planning, fleet planning, scheduling, fuel risk management and corporate development. He has also served as our chief financial officer since October 2007. From 1998 to 2001, Mr. Levy held various management positions at Mpower Communications. From 1996 to 1998, Mr. Levy worked on airline advisory and transactional work as a vice president with Savoy Capital, an investment company focused on the aviation sector. From 1994 to 1996, Mr. Levy held various positions with ValuJet Airlines including director of contracts with responsibilities for stations agreements, insurance, fuel purchasing and other related activities.

        Scott Sheldon has served as our principal accounting officer since October 2007. Prior to that, Mr. Sheldon served as our director of accounting from May 2005 and as our accounting manager from January 2004 until May 2005. From November 2001 until January 2004, Mr. Sheldon worked as a certified public accountant for the Perry-Smith, LLP regional public accounting firm in Sacramento, California.

        Scott Sheldon is the nephew of our board member, Timothy Flynn. None of our other executive officers or directors is related to any other executive officer or director.

Audit Committee

        We have a standing audit committee. The audit committee is currently comprised of Messrs. Ellmer, Mason and Redmond, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. John Redmond has been identified as the audit committee financial expert.

Code of Ethics

        We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.allegiant.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to our outside counsel: Robert B. Goldberg, Ellis Funk, P.C., 3490 Piedmont Road, Suite 400, Atlanta, Georgia 30305. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of such forms received by us with respect to transactions during 2008, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with, except for the following: Form 4 filed late on one occasion by each of Michael Baxter (executive officer—stock option exercise and sale of shares), Scott Sheldon (executive officer—stock option exercise and sale of shares), John Redmond (director—grant of restricted stock), and PAR Investment Partners (more than 10% stockholder). None of the filings were more than one month late. In addition, the initial report by Gary Ellmer (director) on Form 3 was filed approximately one month late.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The primary objectives of the compensation committee of our board of directors with respect to executive compensation of current management are to retain the executive team that has been in place for several years, to provide annual cash incentives upon achievement of measurable corporate performance objectives, and to assure executives' incentives are aligned with stockholder value creation. To achieve these objectives, the compensation committee maintains compensation plans that tie a significant portion of executives' total compensation to our financial performance (including our operating margin). Overall, the total compensation opportunity is intended to create an executive compensation program: (i) providing for base compensation at reasonable levels, and (ii) rewarding our named executive officers for profitable performance and increased share value.

        Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. Historically, he has chosen to serve without any base salary whatsoever and expects to continue to serve without base salary into the future. Prior to 2007, Mr. Gallagher did not participate in our annual cash bonuses or stock option grants, but the compensation committee decided to have him participate in the cash bonus pool for 2007 and 2008 and grant him stock options in 2008 and 2009 to reward him for our company's industry leading profit margins in the face of extraordinarily volatile fuel costs and the recent economic downturn, factors which have resulted in substantial losses by other companies in the airline industry. Whether Mr. Gallagher will participate in future cash bonuses will be determined in the discretion of the compensation committee and will depend, among other factors, on our profitability in relation to our expectations.

        Mr. Gallagher makes recommendations to the compensation committee with respect to the portion of the cash bonus pool payable to our managing directors (Andrew Levy and Ponder Harrison) and also with respect to the granting of stock options to these executive officers. The compensation committee typically asks Mr. Gallagher to participate in its deliberations concerning approval of cash bonuses payable to and stock options granted to these executive officers.

        Mr. Gallagher and the managing directors participate in making recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the bonus pool among other officers and key employees of the Company and the granting of stock options to other officers and key employees.

        The compensation committee members consider the recommendations from management and also draw on the committee members' and the chief executive officer's substantial experience in managing companies in approving bonus levels and stock option grants.

Compensation Components

        Compensation is broken out into the following components:

        Base Salary.    Base salaries for both of our managing directors have been set at the same amount per year, given the important contribution by each to our success in their respective areas of responsibility. The base salary was negotiated by the parties in advance of our initial public offering in 2006 and became effective in December 2006. It is currently our intention that base salary increases for executives will be limited to modest increases per year. The compensation committee expects to review base salaries during 2009 as there have been no base salary increases since December 2006.

        Annual Discretionary Incentive Cash Bonus Program.    We structure our annual cash bonus compensation program to reward named executive officers and other management employees (our vice presidents, director level employees and managers) for our successful performance and each individual's contribution to that performance. For 2008, our pilots were also included in the annual cash bonuses [per our agreement with them] and we decided to pay bonuses to all employees employed prior to October 2008 in light of our industry leading profitability for the year. Depending on our profitability, cash bonuses may constitute a significant portion of our employees' total compensation. No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the total bonus pool will not exceed 10% of operating income. The final annual bonus pool amount is determined by our compensation committee after consideration of management recommendations and after the completion of the audit of our financial statements. The allocation of the bonus pool among eligible employees is established by the compensation committee without regard to any objective, predetermined individual performance criteria. The compensation committee relies significantly on the recommendation of the chief executive officer with respect to the participation levels of the managing directors and on executive management recommendations with respect to the bonus allocations to other officers and managers.

        For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, named executive officers are eligible to share in the bonus pool in an amount that is approved by the compensation committee after the end of each year. Payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

        Long-Term Incentive Program.    We believe that long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. Prior to 2007, we had not provided any long-term incentive compensation to our chief executive officer or our managing directors in light of their outright ownership of significant stock positions in our company. However, we recognize that some of our executive officers have sold shares through 10b5-1 trading plans for asset diversification and estate planning purposes and the compensation committee determined that stock option grants to these executive officers would help continue to motivate them to increase the share value of our company. Although the chief executive officer continues to maintain a substantial equity stake in our company, the compensation committee has decided to provide him with modest grants of options to reward him for the successful operating results of our company and to further incentivize him to seek additional stock price growth. The compensation committee now intends to consider stock option grants to its executive officers each year.

        The stock options granted in 2008 and 2009 vest over a three year period to encourage continuing employment by the executive officers and have a five year term to further encourage the officers to seek stock value appreciation over a period of time.

        The awards were set at amounts determined by the compensation committee to achieve a balance between meaningful incentives to our executive officers and reasonable compensation expense for our company. The compensation committee considers the current value of prior and newly granted awards, but does not target any particular weighting in comparison with the total compensation of each executive officer. Nor do we have a policy or target for the allocation between either cash and non-cash compensation or short-term and long-term incentive compensation.

        The compensation committee also considers the impact each equity grant will have on the future earnings of our company.

        Other Compensation.    Employment agreements were entered into with our senior officers (other than our CEO) in anticipation of our initial public offering in December 2006. We expect these employment agreements to remain in effect into the future until the compensation committee and the individual officer determine that revisions to such employment agreements are advisable. In addition, our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to either the employment agreements or levels of benefits and perquisites provided for our named executive officers.

        401(k) Plan.    In 2000, we established a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 50% of their permitted contributions, up to a maximum of 6% of the participant's annual salary. Eligible employees are immediately 100% vested in their individual contributions and are subject to a five-year vesting schedule for our matching contributions.

Compensation of Executive Officers and Other Information

        The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2008, 2007 and 2006 to our chief executive officer, chief financial officer, each of our two other executive officers serving at the end of the 2008 fiscal year, and one individual who served as an executive officer during a portion of the 2008 year, in all capacities in which they served.

 SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)		Option Awards ($)		All Other Compensation(2)	Total
Maurice J. Gallagher, Jr.	2008	—	$100,000	—		$23,011	(3)	—	$123,011
President and Chief	2007	—	100,000	—		—		—	100,000
Executive Officer	2006	—	—	—		—		—	—
M. Ponder Harrison	2008	$185,000	385,000	—		158,211	(3)	—	728,211
Managing Director—	2007	185,000	300,000	—		22,533	(3)	—	507,533
Marketing and Sales	2006	151,726	150,000	—		—		—	301,726
Andrew C. Levy	2008	185,000	385,000	—		158,211	(3)	$4,625	732,836
Chief Financial Officer,	2007	185,000	300,000	—		22,533	(3)	3,276	510,809
Managing Director—	2006	149,349	150,000	—		—		1,876	301,225
Planning
Michael P. Baxter(4)	2008	137,445	—	—		42,093	(3)	130,507	310,045
Senior Vice President of	2007	194,695	200,000	—		24,960	(3)	3,933	423,588
Operations	2006	151,726	150,000	—		24,960	(3)	6,333	333,019
Scott Sheldon(5)	2008	120,000	135,000	—		19,176	(3)	—	274,176
Principal Accounting Officer	2007	97,500	70,000	$2,588	(3)	6,240	(3)	—	176,328

(1)
The above tables do not include columns for non-equity incentive plan compensation or change in pension value and nonqualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

(2)
All Other Compensation consists of our matching contributions under the 401(k) plan. Of the amount for Mr. Baxter, $122,148 represents a separation payment made in September 2008 in connection with the termination of his employment.

(3)
The value of the stock awards and stock options disclosed has been determined as set forth in Note 11 to our consolidated financial statements. The amount disclosed for each year is the portion of the value of the stock awards or options recognized for financial statement reporting during the year.

(4)
Mr. Baxter's employment with us terminated as of September 26, 2008. As such, the 2008 salary shown for him was paid for services rendered as an officer through September 26, 2008.

(5)
Mr. Sheldon served as our principal accounting officer beginning in October 2007. He served as our director of accounting prior to that. Compensation for the year ended December 31, 2006 is not shown for Mr. Sheldon as he did not serve as an executive officer during such period.

        Mr. Gallagher serves without base compensation as a result of his substantial equity interest. The base salaries for Messrs. Harrison, Levy and Baxter were established under the employment agreements entered into with them in 2006. Mr. Sheldon's base salary was established upon the recommendation of executive management.

        For 2008, each executive officer received bonuses under our annual discretionary incentive cash bonus program. No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the bonus pool will not exceed 10% of operating income. The final bonus pool amount is determined by our compensation committee after completion of the audit of the financial statements and after consideration of management recommendations. Each executive officer's allocation of the cash bonus pool is determined by the compensation committee without regard to any objective, predetermined individual performance criteria. The bonus allocation for any executive officer is not targeted at or limited to any particular percentage of base salary.

        Other compensation generally consists only of matching contributions under our 401(k) plan. The amount paid for each executive officer depends on his salary reductions and is subject to the plan's compliance with the annual testing rules for 401(k) plans.

        No executive officer's salary and bonus is tied to any particular percentage of total compensation, but rather, bonus allocations are made based on our profitability and a subjective evaluation of each officer's performance.

Grants of Plan-Based Awards in 2008

        The following table describes grants of plan-based awards to our named executive officers during 2008.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(1)
Maurice J. Gallagher, Jr.	04/24/08	18,000	$20.42	$101,023
M. Ponder Harrison	04/24/08	18,000	20.42	101,023
Andrew C. Levy	04/24/08	18,000	20.42	101,023
Michael P. Baxter	04/24/08	15,000	20.42	84,106
Scott Sheldon	04/24/08	15,000	20.42	84,106

(1)
As determined as set forth in Note 11 to our consolidated financial statements.

        Our compensation committee considers restricted stock or option grants to our executive officers annually. The number of shares granted is not based on any particular percentage of the total compensation of the executive officer. Our compensation committee determines the amount of equity grants in an attempt to provide meaningful incentives for the officers, but with consideration to the financial impact on our operating results.

        The options granted in 2008 have a three-year vesting schedule to encourage continued employment by the executive officers and have a five-year term to provide incentives to create stock price appreciation over that period.

Stock Option Holdings

        The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2008.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options at Fiscal Year End
					Number of Shares of Stock That Have Not Vested (#)
			Option Exercise Price			Market Value of Shares of Stock That Have Not Vested ($)
Name	Exercisable	Unexercisable		Option Expiration Date
Maurice J. Gallagher, Jr.	—	18,000	$20.42	April 24, 2013	—	—
M. Ponder Harrison	—	18,000	$20.42	April 24, 2013	—	—
	10,000	30,000	$36.97	October 25, 2017	—	—
Andrew C. Levy	—	18,000	$20.42	April 24, 2013	—	—
	10,000	30,000	$36.97	October 25, 2017	—	—
Michael P. Baxter	—	—	—	—	—	—
Scott Sheldon	—	15,000	$20.42	April 24, 2013	666	$32,348	(1)

(1)
Based on our closing stock price of $48.57 on December 31, 2008.

        The following table summarizes the number of options exercised by our named executive officers in 2008 and the value realized on exercise:

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Maurice J. Gallagher, Jr.	—	—		—	—
M. Ponder Harrison	—	—		—	—
Andrew C. Levy	—	—		—	—
Michael P. Baxter	19,500	$449,107	(1)	—	—
Scott Sheldon	3,000	78,550	(1)	334	$11,095	(2)

(1)
Based on the sale price received by the officer upon the sale of the shares on the date of exercise.

(2)
Based on our average closing stock price of $33.22 for the five trading days prior to the vesting date of October 1, 2008.

Employee Benefit Plans

Long-Term Incentive Plan

        Our Long-Term Incentive Plan (the "2006 Plan") was adopted by our board of directors and approved by the stockholders in April 2006. All outstanding options under the predecessor Allegiant Air 2004 Share Option Plan have been transferred to our 2006 Plan, and no further option grants will be made under that predecessor plan. The transferred options continue to be governed by their existing terms, unless our compensation committee elects to extend one or more features of our 2006 Plan to those options. Except as otherwise noted below, the transferred options have substantially the same terms as will be in effect for grants made under our 2006 Plan.

        We have reserved 3,000,000 shares of our common stock for issuance under our 2006 Plan. Such share reserve includes 500,000 shares carried over from our predecessor plan, including the shares subject to outstanding options thereunder. In addition, no participant in our 2006 Plan may be granted stock options for more than 100,000 shares of our common stock per calendar year.

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

        Vesting of any option grant is contingent on continued service with us. Upon the cessation of an optionee's service, any unvested options will terminate and will be forfeited. Any vested, but unexercised options (i) will terminate immediately if the optionee is terminated for misconduct, or (ii) if the cessation of service is other than for misconduct, will remain exercisable for such period of time as determined by the compensation committee at the time of grant and set forth in the documents evidencing the option. The compensation committee has the discretion, however, at any time while the option remains outstanding to (i) extend the period of time that the option may be exercisable following the cessation of an optionee's service (but not beyond the term of the option) and (ii) permit the optionee to exercise following a cessation of service options that were not vested at the time of the cessation of service.

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

        In the event we are acquired by a merger, a sale by our stockholders of more than 50% of our outstanding voting stock or a sale of all or substantially all of our assets, each outstanding option under our option plan which will not be assumed by the successor corporation or otherwise continued in effect may accelerate in full. However, the compensation committee has complete discretion to structure any or all of the options under the option plan so those options will immediately vest in the event we are acquired, whether or not those options are assumed by the successor corporation or otherwise continued in effect. Alternatively, the compensation committee may condition such accelerated vesting upon the subsequent termination of the optionee's service with us or the acquiring entity.

        We intend that any compensation deemed paid by us in connection with the exercise of options granted under our option plan for the disposition of the shares purchased under those options will be regarded as "performance-based," within the meaning of Section 162(m) of the Internal Revenue Code and that such compensation will not be subject to the annual $1 million limitation on the deductibility of compensation paid to covered executive officers which otherwise would be imposed pursuant to Section 162(m).

        For accounting purposes, compensation expense related to equity based awards under the 2006 Plan are measured and recognized in accordance with SFAS No. 123(R).

        Our board may amend or modify the 2006 Plan at any time, subject to any required stockholder approval, or participant consent. The 2006 Plan will terminate no later than March 31, 2016.

Director Compensation

        New members of our board of directors receive compensation of $5,000 per quarter for their service on our board of directors or any committee of our board, and will also be reimbursed for their out-of-pocket expenses. Any new director who has not been in our prior employ will receive an initial grant of 1,000 shares of restricted stock on the date such individual joins the board. The restricted stock will vest over a period of two years upon the director's completion of each year of board service over the two-year period measured from the grant date. In addition, on the date of each annual stockholders meeting, each board member (other than executive officers) who is to continue to serve as a board member will automatically be granted 1,000 shares of restricted stock, provided such individual has served on our board for at least six months. The restricted shares subject to each annual automatic grant will vest upon the director's completion of one year of board service measured from the grant date. The director compensation policy described above was modified in July 2008. Prior to that time, Messrs. Flynn and Mason did not receive compensation as directors.

        The following table illustrates the compensation earned or paid to our non-management directors during 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)		All Other Compensation ($)	Total ($)
Timothy P. Flynn	$10,000	$10,991	(2)	—	$20,991
A. Maurice Mason	10,000	10,991	(3)	—	20,991
Gary Ellmer	15,407	7,463	(4)	—	22,870
John Redmond	20,000	31,925	(5)	—	51,925

(1)
The value of stock awards disclosed has been determined as set forth in Note 11 to our consolidated financial statements with grant date fair value calculated in accordance with FASB Statement No. 123R. The amount disclosed is the portion of the value of the stock award recognized for financial statement reporting during the 2008 year.

(2)
Per our director compensation policy, Mr. Flynn received a grant of 1,000 shares of restricted stock in July 2008 with a grant date fair value of $23,980. Mr. Flynn had not previously participated in the restricted stock grants to directors. As of December 31, 2008, these 1,000 shares of restricted stock were outstanding and not vested.

(3)
Per our director compensation policy, Mr. Mason received a grant of 1,000 shares of restricted stock in July 2008 with a grant date fair value of $23,980. Mr. Mason had not previously participated in the restricted stock grants to directors. As of December 31, 2008, these 1,000 shares of restricted stock were outstanding and not vested.

(4)
Per our director compensation policy, Mr. Ellmer received a grant of 1,000 shares of restricted stock upon his election to the board in May 2008 with grant date fair value of $23,880. As of December 31, 2008, these 1,000 shares of restricted stock were outstanding and not vested.

(5)
Per our director compensation policy, Mr. Redmond received a grant of 1,000 shares of restricted stock upon his election to the board in October 2007 with grant date fair value of $34,000. In October 2008, 500 shares of the grant to Mr. Redmond vested. Mr. Redmond also received a grant of 1,000 shares of restricted stock in accordance with our director compensation policy in May 2008 with a grant date fair value of $23,880. As of December 31, 2008, Mr. Redmond had 1,500 total shares of restricted stock outstanding and not vested.

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

Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements

        We have entered into employment agreements with M. Ponder Harrison and Andrew C. Levy. Under each agreement, the officer is entitled to a base salary and to participate in any bonus program we may adopt. Each officer would receive six months severance pay in the event of termination without cause, resignation for good reason or a change in control. Each officer has agreed not to compete with us for a period of six months after termination of employment.

REPORT OF THE COMPENSATION COMMITTEE

        The compensation committee is responsible for, among other things, reviewing and approving salary, bonus and other compensation for our executive officers, and setting the overall compensation principles that guide the committee's decision-making. The compensation committee has reviewed the Compensation Discussion and Analysis ("CD&A") included in this annual report on Form 10-K and discussed it with management. Based on the review and discussions with management, the compensation committee recommended to our board of directors that the CD&A be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE
Timothy P. Flynn	John Redmond

        The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows information known to us with respect to beneficial ownership of our common stock as of April 24, 2009, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table in Item 11 of this annual report on Form 10-K, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

        Each stockholder's percentage ownership in the following table is based on 20,175,287 shares of common stock outstanding as of April 24, 2009 and treating as outstanding all options held by that stockholder and exercisable within 60 days of April 24, 2009.

        Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Maurice J. Gallagher, Jr.(1)	4,315,583	21.4%
PAR Investment Partners, L.P.(2)	4,161,150	20.6%
FMR, LLC(3)	2,369,101	11.7%
Robert L. Priddy(4)	1,615,699	8.0%
Michael Falk(5)	1,582,395	7.8%
ComVest II Partners, L.P.(6)	1,511,496	7.5%
William Blair & Company, LLC(7)	1,067,289	5.3%
Executive Officers and Directors:
Maurice J. Gallagher, Jr.(1)	4,315,583	21.4%
Gary Ellmer(8)	1,400	*
Timothy P. Flynn(9)	101,000	*
A. Maurice Mason(10)	8,143	*
John Redmond(11)	25,750	*
M. Ponder Harrison(12)	217,800	1.1%
Andrew C. Levy(13)	198,000	1.0%
Scott Sheldon(14)	6,000	*
Michael Baxter(15)	—	—
All executive officers and directors as a group (8 persons)(16)	4,873,676	24.1%

*
Represents ownership of less than one percent.

(1)
The address of Maurice J. Gallagher, Jr., is 8360 S. Durango Drive, Las Vegas, Nevada 89113. These shares include 198,000 shares of common stock held by two entities controlled by Mr. Gallagher. Includes options to purchase 6,000 shares which are presently exercisable.

(2)
Information is based on a Schedule 13G/Amendment #3 filed with the Securities and Exchange Commission on February 17, 2009. The shares are held directly by PAR Investment Partners, L.P. ("PAR"). PAR Capital Management, Inc. ("PCM"), as the general partner of PAR Group, L.P., which is the general partner of PAR, has investment discretion and voting control over shares held by PAR. No stockholder, director, officer or employee of PCM has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by PAR. The address of PAR is One International Place, Suite 2401, Boston, Massachusetts 02110.

(3)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 12, 2009, by FMR, LLC. Fidelity Management & Research Company ("Fidelity") is a wholly owned subsidiary of FMR, LLC and is a registered investment adviser. By virtue of acting as investment adviser, Fidelity is also the beneficial owner of these shares. Edward C. Johnson, 3d, chairman of FMR, and members of his family may be deemed to have a controlling group with respect to FMR by virtue of their ownership of shares in FMR and a voting agreement. Mr. Johnson and FMR each has the sole power to dispose of the shares beneficially owned by FMR. The address of this beneficial owner is 82 Devonshire Street, Boston, MA 02109.

(4)
Mr. Priddy owns 104,203 shares in addition to the shares of ComVest Partners which may be deemed to be beneficially owned by him. See footnote 6 below. The address of this beneficial owner is One N. Clematis Street, Suite 300, West Palm Beach, Florida 33401.

(5)
Mr. Falk owns 68,899 shares in addition to the shares of ComVest Partners which may be deemed to be beneficially owned by him. See footnote 6 below. The address of this beneficial owner is One N. Clematis Street, Suite 300, West Palm Beach, Florida 33401.

(6)
Information is based on a Schedule 13D/Amendment #3 filed with the Securities and Exchange Commission on April 1, 2009, by ComVest Investment Partners II, LLC ("ComVest Investment"), ComVest II Partners, LLC ("ComVest Partners"), ComVest Group Holdings, LLC ("CGH"), Michael Falk ("Falk") and Robert L. Priddy ("Priddy"). ComVest Partners is the managing member of ComVest Investment and CGH is the managing member of ComVest Partners. Falk and Priddy are members of the investment committee of ComVest Partners and, as such, control the disposition of investments by ComVest Investment. ComVest Investment has sole voting and dispositive power over 1,508,270 shares. ComVest Partners has sole voting and dispositive power over 3,226 shares in addition to the shared voting and dispositive power over the shares owned by ComVest Investment. CGH has shared voting and dispositive power over the shares beneficially owned by ComVest Partners. Falk and Priddy may be deemed to have shared voting and dispositive power over the shares beneficially owned by ComVest Partners, but they disclaim beneficial ownership of such shares. The address of this beneficial owner is One N. Clematis Street, Suite 300, West Palm Beach, Florida 33401.

(7)
Information is based on a Schedule 13G/Amendment #1 filed with the Securities and Exchange Commission on January 12, 2009, by William Blair & Company, LLC. The address of this beneficial owner is 222 W. Adams, Chicago, Illinois 60606.

(8)
Includes 1,000 shares of restricted stock which will vest 50% in each of May 2009 and May 2010.

(9)
Includes 1,000 shares of restricted stock which will vest in May 2009.

(10)
Includes 1,000 shares of restricted stock which will vest in May 2009.

(11)
Includes 500 shares of restricted stock which will vest in October 2009 and 1,000 shares of restricted stock which will vest in May 2009.

(12)
Includes 16,000 options which are presently exercisable.

(13)
Includes 16,000 options which are presently exercisable.

(14)
Includes 666 shares of restricted stock which will vest 50% in each of October 2009 and October 2010 and also includes 5,000 options which are presently exercisable.

(15)
Mr. Baxter was Senior Vice President of Operations until his employment terminated in September 2008.

(16)
See footnotes 1, 8, 9, 10, 11, 12, 13 and 14.

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

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders exclude restricted stock awards issued. In addition to the above, there were 49,261 shares of non-vested restricted stock as of December 31, 2008.

(b)
The shares shown as being issuable under equity compensation plans not approved by our security holders consist of the warrants granted to our placement agent in the private placement completed in 2005.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Since January 1, 2008, we have been a party to the following transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of our capital stock or any member of their immediate families had a direct or indirect material interest.

        The building in which we maintain our headquarters is under a lease agreement with an entity owned by a limited partnership in which certain of our officers and directors (Maurice J. Gallagher, Jr., Timothy P. Flynn, John Redmond and M. Ponder Harrison) own a 57% interest as limited partners. In June 2008, we obtained additional office in the leased building through an amendment to the existing lease agreement with the landlord. The amended lease agreement has a ten year term. In June 2008, we entered into a lease agreement for office space to be used as its training facility which is located in a building adjacent to the location of our headquarters. The second building is also owned by an entity owned by the same limited partnership. The lease agreement for the second building is for a ten year term. During 2008, we paid approximately $763,000 to the landlords under those arrangements for base rent and common area maintenance charges related to the lease agreement entered into in June 2008. These total payments include a deposit for the second building under the new lease agreement. The disinterested members of our board and audit committee have determined that the terms for the lease agreements are at least favorable as we could receive in arms' length transactions.

        We believe the transaction set forth above was made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties. All future transactions, including loans, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or five percent stockholders are affiliated, will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Director Independence

        Our board of directors has determined that all of our directors other than Maurice J. Gallagher, Jr., are independent under the rules of the Nasdaq Stock Market. As Mr. Gallagher does not serve on any of the board's committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

        The aggregate fees billed by Ernst & Young, LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $500,000 for the year ended December 31, 2008 and $669,000 for the year ended December 31, 2007.

Audit-Related Fees

        No fees were billed by Ernst & Young, LLP for assurance and related services that were reasonably related to the performance of the audit referred to above during 2008 or 2007.

Tax Fees

        No fees were billed by Ernst & Young, LLP for tax compliance, tax advice or tax planning services during 2008. Approximately $10,000 in fees were billed for services during 2007.

All Other Fees

        Approximately $51,000 in fees were billed for non-audit services rendered by Ernst & Young, LLP in 2008 which consisted of information technology professional services. There were no non-audit services rendered by Ernst & Young, LLP in 2007.

        All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee requires pre-approval from our audit committee of the non-audit services in advance of the engagement and the audit committee's responsibilities in this regard may not be delegated to management. No non-audit services were rendered that were not in compliance with this policy.

PART IV.

Item 15.    Exhibits, Financial Statement and Schedules.

        The following exhibits were filed with the Original Filing of this report:

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

Exhibit Number		Description
3.1	*	Articles of Incorporation of Allegiant Travel Company.
3.2		Bylaws of Allegiant Travel Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008).
3.3		Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1	*	Form of Tax Indemnification Agreement between Allegiant Travel Company and members of Allegiant Travel Company, LLC.
10.2	*	2006 Long-Term Incentive Plan.(1)
10.3	**	Form of Stock Option Agreement used for officers of the Company.(1)
10.4	**	Form of Restricted Stock Agreement used for Directors of the Company.(1)
10.5	*	Allegiant Air 401(k) Retirement Plan.(1)
10.6	*	Form of Indemnification Agreement.
10.7	*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.
10.8	*	Permanent Software License Agreement between Allegiant Air, Inc. and CMS Solutions, Inc. dated August 1, 2001.
10.9	*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.10	*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and M. Ponder Harrison.(1)
10.11	*	Employment Agreement dated July 31, 2006, between Allegiant Travel Company and Andrew C. Levy.(1)
10.12	*	Maintenance General Terms Agreement dated March 2006 between Allegiant Air, LLC and American Airlines, Inc.(2)
10.13	**	Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).

10.14		Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.15		Shipper's Agreement between AFH, Inc. and Central Florida Pipeline, LLC (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.16		Master Loan Agreement dated as of April 11, 2008 between Bank of Nevada and Allegiant Air, LLC(3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.17	**	Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC.
10.18	**	Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC.
10.19	**	Air Transportation Charter Agreement dated as of October 31, 2008 between Harrah's Operating Company, Inc. and Allegiant Air, LLC.(2)
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP.
24.1		Powers of Attorney (on signature page of Original Filing)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32		Section 1350 Certifications

*
Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

**
Previously filed as a part of the Original Filing.

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on April 27, 2009.

ALLEGIANT TRAVEL COMPANY
By:	/s/ ANDREW C. LEVY Andrew C. Levy Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ MAURICE J. GALLAGHER, JR. Maurice J. Gallagher, Jr.		Chief Executive Officer and Director (Principal Executive Officer)	April 27, 2009
/s/ ANDREW C. LEVY Andrew C. Levy		Chief Financial Officer (Principal Financial Officer)	April 27, 2009
/s/ SCOTT SHELDON Scott Sheldon		Principal Accounting Officer	April 27, 2009
Gary Ellmer		Director	April , 2009
Timothy P. Flynn		Director	April , 2009
* A. Maurice Mason		Director	April 27, 2009
* John Redmond		Director	April 27, 2009
*By:	/s/ ANDREW C. LEVY Andrew C. Levy Attorney in Fact