Form 10-Q
period 2009-03-31
Allegiant Travel CO
filed 2009-05-04
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during thepreceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2009 was 20,209,936.

Allegiant Travel Company

Form 10-Q

March 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)

Current assets:
Cash and cash equivalents	$117,461	$97,153
Restricted cash	15,629	16,032
Short-term investments	118,947	77,635
Accounts receivable, net of allowance for doubtful accounts of $- at March 31, 2009 and December 31, 2008	6,920	5,575
Expendable parts, supplies and fuel, net of allowance for obsolescence of $554 and $539 at March 31, 2009 and December 31, 2008, respectively	9,201	7,005
Prepaid expenses	6,229	9,261
Deferred income taxes	120	111
Other current assets	1,269	1,645
Total current assets	275,776	214,417
Property and equipment, net	210,837	205,751
Restricted cash, net of current portion	270	—
Investment in and advances to joint venture	1,228	711
Deposits and other assets	6,335	3,097
Total assets	$494,446	$423,976

Current liabilities:
Current maturities of notes payable	$24,050	$23,435
Current maturities of capital lease obligations	1,937	1,903
Accounts payable	21,682	17,461
Accrued liabilities	20,920	19,232
Air traffic liability	103,532	68,997
Total current liabilities	172,121	131,028
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	30,286	35,904
Capital lease obligations, net of current maturities	2,986	3,483
Deferred income taxes	31,756	19,640
Total liabilities	237,149	190,055
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized; 20,957,792 and 20,917,477 shares issued; 20,169,786 and 20,339,646 shares outstanding, at March 31, 2009 and December 31, 2008, respectively	21	21
Treasury stock, at cost, 788,006 and 577,831 shares at March 31, 2009 and December 31, 2008, respectively	(23,854)	(16,713)
Additional paid in capital	166,644	164,206
Accumulated other comprehensive income	483	566
Retained earnings	114,003	85,841
Total stockholders’ equity	257,297	233,921
Total liabilities and stockholders’ equity	$494,446	$423,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2009	2008

OPERATING REVENUE:
Scheduled service revenue	$90,196	$91,736
Fixed fee contract revenue	10,127	14,257
Ancillary revenue	41,320	27,147
Other revenue	476	—
Total operating revenue	142,119	133,140
OPERATING EXPENSES:
Aircraft fuel	33,398	63,494
Salary and benefits	23,409	17,126
Station operations	13,133	12,019
Maintenance and repairs	11,132	10,453
Sales and marketing	4,467	4,334
Aircraft lease rentals	405	1,008
Depreciation and amortization	6,882	5,015
Other	4,815	5,327
Total operating expenses	97,641	118,776
OPERATING INCOME	44,478	14,364

OTHER (INCOME) EXPENSE:
Loss on fuel derivatives, net	—	11
Loss (earnings) from joint venture, net	7	(10)
Interest income	(701)	(1,732)
Interest expense	1,101	1,415
Total other (income) expense	407	(316)
INCOME BEFORE INCOME TAXES	44,071	14,680
PROVISION FOR INCOME TAXES	15,909	5,008
NET INCOME	$28,162	$9,672
Earnings Per Share:
Basic	$1.39	$0.47
Diluted	$1.37	$0.47
Weighted average shares outstanding:
Basic	20,219	20,471
Diluted	20,512	20,710

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$28,162	$9,672

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,882	5,015
Loss on aircraft and other equipment disposals	82	367
Provision for obsolescence of expendable parts, supplies and fuel	15	45
Stock compensation expense	761	302
Deferred income taxes	12,107	2,567
Excess tax benefits from stock option exercises	—	(579)
Changes in certain assets and liabilities:
Restricted cash	133	1,602
Accounts receivable	(1,345)	(5,625)
Income tax receivable	—	6,228
Expendable parts, supplies and fuel	(2,211)	(2,768)
Prepaid expenses	3,032	3,455
Other current assets	376	540
Accounts payable	4,221	2,092
Accrued liabilities	1,688	(635)
Air traffic liability	34,535	21,541
Net cash provided by operating activities	88,438	43,819
INVESTING ACTIVITIES:
Purchase of short-term investments	(51,156)	—
Proceeds from sale and maturities of short-term investments	9,761	19,663
Purchase of property and equipment	(12,050)	(8,019)
Investment in joint venture, net	(517)	1,509
Increase in lease and equipment deposits	(1,641)	(735)
Net cash (used in) provided by investing activities	(55,603)	12,418
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	—	579
Proceeds from exercise of stock options	—	247
Repurchase of common stock	(7,061)	(15,809)
Principal payments on notes payable	(5,003)	(3,242)
Principal payments on capital lease obligations	(463)	(1,518)
Net cash used in financing activities	(12,527)	(19,743)
Net change in cash and cash equivalents	20,308	36,494
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,153	144,269
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,461	$180,763

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$—	$3,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include Allegiant Travel Company (“Allegiant” or the “Company”) and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC, Allegiant Information Systems, Inc. and AFH, Inc., and its 50% owned subsidiary accounted for under the equity method, SFB Fueling LLC.  All intercompany balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

Note 2 — Newly Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements intended to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) became effective on January 1, 2009.  To date, the adoption of SFAS 141(R) has had no significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements intended to provide disclosures to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective on January 1, 2009.  To date, the adoption of SFAS 160 has had no significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  The Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective on January 1, 2009.  To date, the adoption of SFAS 161 has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This FSP is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. The Company does not expect the adoption of the FSP to have a material impact on its consolidated financial statements.

Note 3 — Income Taxes

For the three months ended March 31, 2009, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at March 31, 2009.  No penalties were accrued at March 31, 2009.

Note 4 — Stockholders’ Equity

In January 2009, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock.  The repurchase program replaces a similar program the Board of Directors authorized in January 2008 which has expired.  As of March 31, 2009, the Company repurchased 210,175 shares under the newly authorized program at an average cost of $33.59 per share for a total expenditure of $7,061.  During 2008, under the expired program, the Company repurchased 553,700 shares through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.

In March 2009, the Company acquired the exclusive rights to travel applications of the software operating system the Company has used since its inception. Allegiant Information Systems, a wholly owned subsidiary of the Company, completed a plan of merger with an organization that owned the exclusive rights to the applications of the software operating system.  In consideration for the acquisition, the Company has issued 41,450 shares of its unregistered common stock.

Note 5 — Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated:

	Three months ended March 31,
	2009	2008
Numerator:
Net income	$28,162	$9,672
Denominator:
Weighted-average shares outstanding	20,219	20,471
Weighted-average effect of dilutive securities:
Employee stock options	121	64
Stock purchase warrants	143	136
Restricted stock	29	39
Adjusted weighted-average shares outstanding, diluted	20,512	20,710
Net income per share, basic	$1.39	$0.47
Net income per share, diluted	$1.37	$0.47

Note 6 — Long-Term Debt

	As of March 31,	As of December 31,
	2009	2008

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$9,663	$10,803
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	11,063	11,698
Notes payable, secured by aircraft, interest at 6%, due April 2012	14,189	15,234
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	9,199	10,364
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	6,098	6,697
Notes payable, secured by aircraft, interest at 8%, due June 2011	4,094	4,507
Other notes payable	30	36
Capital lease obligations	4,923	5,386
Total long-term debt	59,259	64,725
Less current maturities	(25,987)	(25,338)
Long-term debt, net of current maturities	$33,272	$39,387

Note 7 — Fair Value Measurements

The Company adopted the required provisions of FASB Statement of Financial Accounting Standards SFAS No. 157, Fair Value Measurements (SFAS 157) as of January 1, 2008 and adopted certain deferred provisions on January 1, 2009.  SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its consolidated financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2009, the Company held cash equivalents and short term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short term investments consist of short-term, highly liquid, income-producing investments including money market funds, debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have original maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis during the period were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$108,101	$103,584	$4,517	$—
Short-term investments	118,947	—	118,947	—
Total assets	$227,048	$103,584	$123,464	$—

Note 8 — Investment in Joint Venture

AFH, Inc., a wholly owned subsidiary of Allegiant Travel Company, has a joint venture agreement with Orlando Sanford International, Inc. (“OSI”) to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company accounts for its 50% interest in the joint venture agreement under the equity method. AFH, Inc.’s proportionate allocation of net income or loss is reported in the Company’s consolidated statements of income in other (income) expense with an adjustment to the recorded investment in the Company’s consolidated balance sheets.

Note 9 — Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 34.2% and 53.5% of the Company’s operating expenses for the three months ended March 31, 2009 and 2008, respectively.  The Company endeavors to acquire jet fuel at the lowest possible cost.

In the past, the Company has entered into financial derivative contracts to manage fuel price risk. These financial derivative instruments were not purchased or held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008.  The Company does not have any derivative instruments as of March 31, 2009.

The Company’s fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, changes in the fair value of such derivative contracts, which amounted to losses of $11 for the three months ended March 31, 2008, were recorded as a “Loss on fuel derivatives, net” within other (income) expense in the condensed consolidated statements of income.  The amount includes both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.  As of March 31, 2009 and 2008, the Company had no derivative instruments on its projected fuel consumption.

Note 10 — Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ended March 31, 2009 and 2008.  Also discussed is our financial position as of March 31, 2009 and December 31, 2008. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2008.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We provide service primarily to Las Vegas (Nevada), Los Angeles (California), Phoenix (Arizona), Orlando (Florida), Tampa/St. Petersburg (Florida) and Ft. Lauderdale (Florida), six of the most popular leisure destinations in the United States.

We fly charter (“fixed fee”) services under long-term contracts (primarily for Harrah’s Entertainment Inc.) and on an on-demand basis.  We have recently entered into fixed fee flying contracts with several different parties to provide charter service between Miami and four Cuban cities in support of the Cuban family charter program with service to begin in the second quarter of 2009.

Capacity Growth

The U.S. economy, impacted by the ongoing credit crisis, continues to suffer from extreme negative conditions.  These conditions have created a challenging environment for the airline industry with uncertainty for airline travel demand given tightening of consumer spending.  The uncertainty has resulted in capacity reductions and a compression of average air fare from carriers across the industry.  Despite the state of the economy, we believe our continued profitability, driven by the contribution of our ancillary revenues and the reductions in our operating expenses, coupled with sufficient demand in the markets we serve, allow us to restore capacity reductions made in 2008 and further expand our route network.  Along with increased frequency of existing routes, during the first quarter of 2009, we announced scheduled service to our sixth major leisure destination of Los Angeles, with initial service launched on May 1, 2009 from a number of small cities.  By the end of May, we will provide scheduled service to Los Angeles from 13 small cities.  Scheduled service was also announced from one small city to Oakland, California.  In addition, we began scheduled service to Punta Gorda, Florida in March 2009 from two small cities we currently serve and began scheduled service to Myrtle Beach, South Carolina in April 2009 from two small cities we currently serve.  We believe we can quickly reduce growth and appropriately adjust our capacity from this planned expansion if necessary to seek to maintain profitability in the event of further deterioration of the economic environment.

Aircraft Fuel

The airline industry is heavily dependent on jet fuel and fuel costs represent a significant portion of total operating expenses for airlines.  Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  During the first quarter of 2009, fuel costs have stabilized in comparison to the extreme price fluctuations witnessed during 2008 making it the primary driver of the reduction in our costs.  Our average cost per gallon during the first quarter of 2009 was $1.47 compared to $2.88 during the same period of 2008.  The cost and future availability of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	March 31, 2009			December 31, 2008			March 31, 2008
	Own(a)(b)	Lease (c)	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88 s	35	2	37	32	2	34	28	4	32
MD87s	4	0	4	4	0	4	4	0	4
Total	39	2	41	36	2	38	32	4	36

(a)          Aircraft owned includes the following number subject to capital leases: March 31, 2009 — 2; December 31, 2008 — 2; March 31, 2008 — 7.

(b)         Does not include three owned MD-80 aircraft leased to a third party.  Under the terms of the lease, we expect these aircraft to be returned to us during 2009.

(c)          Does not include two MD-80 aircraft acquired during the quarter under operating leases and which we expect to place into service during the second quarter of 2009.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of March 31, 2009, we offered scheduled service from 59 small cities primarily into our major leisure destinations of Las Vegas, Phoenix, Orlando, Tampa/St. Petersburg and Ft. Lauderdale, including seasonal service.  As of March 31, 2009, we also provided limited service to five other leisure destinations.  Scheduled service to our sixth major leisure destination, Los Angeles, began in May 2009.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of March 31,	As of December 31,	As of March 31,
	2009	2008	2008
Major leisure destinations	5	5	5
Other leisure destinations	5	4	2
Small cities	59	57	51

Results of Operations

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	23.4	47.6
Salary and benefits	16.5	12.8
Station operations	9.2	9.0
Maintenance and repairs	7.8	7.9
Sales and marketing	3.1	3.3
Aircraft lease rentals	0.3	0.8
Depreciation and amortization	4.8	3.8
Other	3.4	4.0
Total operating expenses	68.7%	89.2%
Operating margin	31.3%	10.8%

We recorded total operating revenue of $142.1 million, income from operations of $44.5 million and net income of $28.2 million for the first quarter of 2009.  By comparison, for the same period in 2008, we recorded total operating revenue of $133.1 million, income from operations of $14.4 million and net income of $9.7 million.

Operating Revenue

Our operating revenue increased 6.7% to $142.1 million in the first quarter of 2009 from $133.1 million for the same period in 2008 primarily due to the 52.2% increase in ancillary revenue offset by a 1.7% decrease in scheduled service revenue and  a 29.0% decrease in fixed fee contract revenues.

System available seat miles (“ASMs”) increased by 4.9% as a 6.0% increase in departures was offset by a 1.3% decrease in average stage length.  We managed an increase in system operating revenue per ASM (“RASM”) of 1.9% as a result of system departure growth of 6.0% and an increase in ancillary revenue per scheduled passenger from $25.75 for the first quarter of 2008 to $34.12 for the same period in 2009.  These increases were offset by a reduction in our average base fare.

Scheduled service revenue.  Scheduled service revenue declined 1.7% to $90.2 million in the first quarter of 2009 from $91.7 million in the same period of 2008.  The decline in the first quarter of 2009 was a result of a decrease in scheduled service average fare of $12.48 from $87.00 to $74.52 offset by a 14.8% increase in the number of scheduled service passengers.  Scheduled service passenger growth was driven by a 10.3% increase in scheduled service departures and a 3.9 percentage point increase in scheduled service load factor to 90.8%.  Departure growth in the first quarter of 2009 compared to the same period in 2008 resulted from service to additional routes and increased frequency for some existing routes, as we served 59 small cities with 116 routes at March 31, 2009 compared to 51 small cities with 103 routes at March 31, 2008.

Fixed fee contract revenue.  Fixed fee contract revenue declined 29.0% to $10.1 million in the first quarter of 2009 from $14.3 million in the same period of 2008. The decrease in fixed fee contract revenue was primarily due to a new fixed fee flying agreement with Harrah’s that began in January 2009 and a reduction from the use of two aircraft on the Tunica Program during the first quarter of 2008 to one aircraft for same period of 2009.  Under the new Harrah’s contract, Harrah’s reimburses us for the entire amount of fuel costs incurred for Harrah’s flying.  The per-block hour rate we charge Harrah’s is therefore reduces from the rate we charged under the old Harrah’s contracts under which we were previously responsible for a portion of the fuel expenses.

Ancillary revenue.  Ancillary revenue increased 52.2% to $41.3 million in the first quarter of 2009 from $27.1 million in the same period of 2008, driven by a 14.8% increase in scheduled service passengers and a 32.6% increase in ancillary revenue per scheduled passenger from $25.75 to $34.14. The increase in ancillary revenue per scheduled passenger was primarily due to higher prices charged for certain existing products including assigned seating, customer convenience fee and checked baggage.

Other revenue.  We generated other revenue of $0.5 million in the first quarter of 2009 as a result of the purchase of six MD-80 aircraft and three engines on lease to another airline in April 2008.  Three of these aircraft have since been returned to us and placed in service, two in the first quarter of 2009.  We expect to receive and place into service the three remaining aircraft and engines during 2009.

Operating Expenses

Our operating expenses declined by 17.8% to $97.6 million in the first quarter of 2009 compared to $118.8 million in the same period of 2008. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods (“per-passenger costs”). The table also presents Operating expense per passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended March 31,		Percentage
	2009	2008	Change
Aircraft fuel	$25.80	$54.99	(53.1)%
Salary and benefits	18.08	14.83	21.9
Station operations	10.14	10.41	(2.5)
Maintenance and repairs	8.60	9.05	(5.0)
Sales and marketing	3.45	3.75	(8.0)
Aircraft lease rentals	0.31	0.87	(64.4)
Depreciation and amortization	5.32	4.34	22.6
Other	3.72	4.61	(19.3)
Operating expense per passenger	$75.42	$102.86	(26.7)%
Operating expense per passenger, excluding fuel	$49.62	$47.88	3.6%

Our per-passenger costs decreased 26.7% as a result of the 17.8% decrease in our overall expenses and the increase of 12.1% in the number of system passengers carried in the first quarter of 2009 as compared with the same period of 2008.  The decrease in cost of aircraft fuel of 53.1% on a per-passenger basis was the main driver of overall expense reduction.

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

	Three Months Ended March 31,				Percentage
	2009		2008		Change
Aircraft fuel	2.51	¢	5.00	¢	(49.8)%
Salary and benefits	1.76		1.35		30.4
Station operations	0.99		0.95		4.2
Maintenance and repairs	0.84		0.82		2.4
Sales and marketing	0.34		0.34		—
Aircraft lease rentals	0.03		0.08		(62.5)
Depreciation and amortization	0.52		0.39		33.3
Other	0.36		0.42		(14.3)
Operating expense per ASM (CASM)	7.33	¢	9.35	¢	(21.6)%
CASM, excluding fuel	4.82	¢	4.35	¢	10.8%

Aircraft fuel expense.  Aircraft fuel expense decreased 47.4% to $33.4 million in the first quarter of 2009, down from $63.5 million in the same period of 2008, primarily driven by a substantial decrease in the average cost per gallon to $1.47 from $2.88.   We had a slight increase in gallons consumed to 22.8 million from 22.0 million which is in line with our 6.0% increase in system departures and a 1.3% reduction in average stage length for the first quarter of 2009.

Salary and benefits expense.  Salary and benefits expense increased 36.7% to $23.4 million in the first quarter of 2009 from $17.1 million in the same period of 2008 as a result of an increase in accrued employee bonus expense and stock compensation expense, along with a 10.9% increase in full-time equivalent employees.   The increase in accrued employee bonus expense was driven by the significant year-over-year increase in first quarter operating income from 2008 to 2009, while increased stock compensation expense was a result of awards granted in April 2008 and January 2009.  The increase in our full-time equivalent employees was driven by a 14.2% increase in our average fleet from 34.5 aircraft during the first quarter of 2008 to 39.4 aircraft during the same period of 2009.  We employed approximately 1,419 full-time equivalent employees at March 31, 2009, compared to 1,280 full-time equivalent employees at March 31, 2008.

Station operations expense.  Station operations expense increased 9.3% to $13.1 million in the first quarter of 2009 compared to $12.0 million in the same period of 2008 principally attributable to a 6.0% increase in system departures.  Station operations expense per departure increased only 3.6% in first quarter of 2009 compared to 2008 despite fuller aircraft, as reflected in a 4.0 percentage point increase in system load factor to 87.7% for the first quarter of 2009.

Maintenance and repairs expense.  Maintenance and repairs expense increased 6.5% to $11.1 million in the first quarter of 2009 compared to $10.5 million in the same period of 2008.  We performed six scheduled heavy maintenance checks in the first quarter of 2009 compared to four during the same period of 2008.  In addition, the scheduled heavy maintenance checks performed during the first quarter of 2009 were more costly based on a broader work scope than for the maintenance checks in the same period of 2008.  However, these cost increases were offset by a decrease in the repair costs of rotable parts, engine maintenance events, and a non-recurring inventory adjustment during the first quarter of 2008 for the recorded expense of low-value high usage expendables.  The timing and type of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 3.1% to $4.5 million in the first quarter of 2009 compared to $4.3 million in the same period of 2008, driven by an increase in advertising and credit card discount fees associated with the 10.6% increase in scheduled service and ancillary revenue.  Advertising expense increased as a result of entrance into new markets including the new major leisure destination of Los Angeles which launched service on May 1, 2009.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased to $0.4 million in the first quarter of 2009 from $1.0 million in the same period of 2008.  The decrease is a result of an average of two aircraft under operating leases during the first quarter of 2009 compared to four aircraft under operating leases during the first quarter of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $6.9 million in the first quarter of 2009 compared to $5.0 million in the same period of 2008, an increase of 37.2%, in-line with the increase in the number of aircraft owned and subject to capital leases which increased from 32 at March 31, 2008 to 42 at March 31, 2009.   The number of aircraft at March 31, 2009 includes aircraft on lease to a third party at the time of acquisition.

Other expense.  Other expense decreased by 9.6% to $4.8 million in the first quarter of 2009 compared to $5.3 million in the same period of 2008 due mainly to decreased training expenses for flight operations and lower losses from engine dispositions, offset by increased rent associated with our new Company headquarters building which we occupied in the second quarter of 2008.

Other (Income) Expense

Other (income) expense changed from net other income of $0.3 million in the first quarter of 2008 to net other expense of $0.4 million in the same period of 2009.  This change is primarily attributable to a reduction in interest income earned on cash balances from $1.7 million in 2008 to $0.7 million in the same period of 2009 as a result of lower prevailing interest rates, offset by a $0.3 million reduction in interest expense due to lower debt balances.

Income Tax Expense

While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates. Our effective income tax rate was 36.4% for the first quarter of 2009 compared to 34.1% in the same period of 2008. The lower effective tax rate for 2008 was largely attributable to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Percent
	2009	2008	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,294,608	1,154,710	12.1
Revenue passenger miles (RPMs) (thousands)	1,166,981	1,062,247	9.8
Available seat miles (ASMs) (thousands)	1,331,957	1,270,247	4.9
Load factor	87.7%	83.6%	4.0
Operating revenue per ASM (RASM) (cents)	10.68	10.48	1.9
Operating CASM (cents)	7.33	9.35	(21.6)
Fuel expense per ASM (cents)	2.51	5.00	(49.8)
Operating CASM, excluding fuel (cents)	4.82	4.35	10.8
Operating expense per passenger	$75.42	$102.86	(26.7)
Fuel expense per passenger	$25.80	$54.99	(53.1)
Operating expense per passenger, excluding fuel	$49.62	$47.87	3.7
Departures	10,624	10,022	6.0
Block hours	24,408	23,413	4.2
Average stage length (miles)	843	854	(1.3)
Average number of operating aircraft during period	39.4	34.5	14.2
Total aircraft in service end of period	41	36	13.9
Average departures per aircraft per day	3.00	3.19	(6.0)
Full-time equivalent employees at period end	1,419	1,280	10.9
Fuel gallons consumed (thousands)	22,783	22,028	3.4
Average fuel cost per gallon	$1.47	$2.88	(49.0)
Scheduled service statistics:
Passengers	1,210,325	1,054,398	14.8
Revenue passenger miles (RPMs) (thousands)	1,102,470	973,248	13.3
Available seat miles (ASMs) (thousands)	1,214,832	1,120,013	8.5
Load factor	90.8%	86.9%	3.9
Departures	9,141	8,291	10.3
Average passengers per departure	132	127	3.9
Block hours	21,162	20,346	4.0
Yield (cents)	8.18	9.43	(13.3)
Scheduled service revenue per ASM (cents)	7.42	8.19	(9.4)
Ancillary revenue per ASM (cents)	3.40	2.42	40.5
Total revenue per ASM (cents)	10.82	10.61	2.0
Average fare — scheduled service	$74.52	$87.00	(14.3)
Average fare — ancillary	$34.12	$25.75	32.5
Average fare — total	$108.64	$112.75	(3.6)
Average stage length (miles)	887	907	(2.2)
Percent of sales through website during period	87.4%	87.8%	(0.4)

*  Except load factor and percent of sales through website, which is percentage point change

Liquidity and Capital Resources

Current liquidity.  Cash and cash equivalents, restricted cash and short-term investments increased from $190.8 million at December 31, 2008 to $252.0 million at March 31, 2009.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts, cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments result in fluctuations in the restricted cash balances at reporting periods.  Short-term investments represent marketable securities available for sale.

Sources and Uses of Cash.

Operating Activities:  During the three months ended March 31, 2009, our operating activities provided $88.4 million of cash compared to $43.8 million during the same period of 2008.  The cash flows provided by operations for the first quarter of 2009 primarily consisted of net income, change in our air traffic liability which results from passenger bookings for future travel, and the non-cash change in our deferred income taxes balance.  These three components were at significantly higher levels than in first quarter 2008.  Our capacity growth announcements during the first quarter of 2009, including service to our sixth major leisure destination of Los Angeles, contributed to the increase in passenger bookings for future travel.

Investing Activities:  Cash used in investing activities for the three months ended March 31, 2009 was $55.6 million compared to $12.4 million of cash provided by investing activities in the same period of 2008.  During the three months ended March 31, 2009, our primary use of cash was for the purchase of available-for-sale securities, net of maturities of $41.4 million and the purchase of property and equipment of $12.0 million.  Purchases of property and equipment during the first quarter of 2009 primarily included the cash purchase of three MD-80 aircraft to be used for spare parts.  We generated cash mainly from investing activities during the first quarter of 2008 as a result of $19.7 million from the sale and maturities of available-for-sale securities offset by $8.0 million used in the partially financed purchase of two MD-80 aircraft and other capital expenditures.

Financing Activities:  During the three months ended March 31, 2009 we used $12.5 million in cash from financing activities compared to the use of $19.7 million for the same period of 2008.  We used $7.1 million to repurchase common stock in the open market compared to $15.8 million in the first quarter of 2008.  Principal payments on capital lease obligations and notes payable for the first quarter of 2009 were $5.5 million compared to $4.8 million in the same period of 2008.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of March 31, 2009 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	4 to 5 years	More than 5 years
Long term debt obligations (1)	$60,228	$20,254	$38,330	$1,644	$—
Capital lease obligations	5,365	1,665	3,700	—	—
Operating lease obligations (2)	30,401	3,596	9,148	7,078	10,579
Total future payments on contractual obligations	$95,994	$25,515	$51,178	$8,722	$10,579

(1)         Long-term debt obligations include scheduled interest payments.

(2)         Operating lease obligations include aircraft operating leases, our office lease and leases of airport station property. Operating lease payments begin in second quarter of 2009 for two MD-80 aircraft acquired under operating leases during the first quarter of 2009.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change to these policies for the three months ended March 31, 2009.

Recent Accounting Pronouncements

See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of contagious diseases on travel, the effect of the economic downturn on leisure travel, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 34% of our operating expenses during the three months ended March 31, 2009.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2009, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $3.5 million for the three months ended March 31, 2009.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of March 31, 2009, we had no fuel derivative contracts outstanding.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $117.5 million, and short term investments of $118.9 million at March 31, 2009.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2009 would not have had a significant impact on our interest income.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of March 31, 2009, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that other than the following, there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 3, 2009:

The recent swine flu pandemic may adversely affect air travel and materially affect our results of operations.

A recent outbreak of swine flu began in Mexico and cases have been reported in the United States. The outbreak may dissuade people from air travel at this time and for some time in the future. Travel advisories could further dampen demand for our services even if not applicable to our markets. We are unable to predict the scope or duration of the swine flu outbreak or its impact on the travel industry generally or our business in particular. Resulting decreases in passenger volume would harm our load factors, could increase our cost per passenger and adversely affect our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In March 2009, we entered into an agreement and plan of merger with RPW Consolidated Information Systems Incorporated (“RPW”) under which RPW was merged with and into a newly created wholly-owned subsidiary of ours. With that acquisition, we acquired the exclusive rights to travel applications of the software operating system we have used since inception. In consideration for the merger, we issued a total of 41,450 shares of common stock to the owner of RPW and the licensor of the software. The above described stock issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. No general solicitation was made by us or any person acting on our behalf, the securities sold are subject to transfer restrictions, and the certificates for the shares contain an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the issuances of securities referred to above.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the first quarter of 2009. On January 29, 2009, we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  As of March 31, 2009, we have repurchased 210,175 shares of our common stock through open market purchases at an average cost of $33.59 per share for a total expenditure of $7.1 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	—	$—	—	$25,000,000
February 2009	122,466	33.73	122,466	20,869,195
March 2009	87,709	33.41	87,709	17,939,192
Total	210,175	$33.59	210,175	$17,939,192

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Agreement and Plan of Merger dated as of March 15, 2009, by and among the Company, Allegiant Information Systems, Inc., RPW Consolidated Information Systems Incorporated and Robert P. Wilson, III.
10.2	Perpetual Software License Agreement dated as of March 15, 2009, among CMS Solutions, Inc., RPW Consolidated Information Systems Incorporated and Mitchell Allee.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)     Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.

(2)  Incorporated by reference to Exhibit filed to the Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: May 4, 2009	By:	/s/ Andrew C. Levy
Andrew C. Levy
Principal Financial Officer