Form 10-Q
period 2009-06-30
Allegiant Travel CO
filed 2009-08-07
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2009 was 19,975,016.

Allegiant Travel Company

Form 10-Q

June 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)

Current assets:
Cash and cash equivalents	$89,262	$97,153
Restricted cash	16,726	16,032
Short-term investments	138,987	77,635
Accounts receivable, net of allowance for doubtful accounts of $- at June 30, 2009 and December 31, 2008	6,709	5,575
Expendable parts, supplies and fuel, net of allowance for obsolescence of $599 and $539 at June 30, 2009 and December 31, 2008, respectively	10,585	7,005
Prepaid expenses	9,092	9,261
Deferred income taxes	87	111
Other current assets	4,409	1,645
Total current assets	275,857	214,417
Property and equipment, net	212,026	205,751
Investment in and advances to unconsolidated affiliates	1,782	711
Deposits and other assets	4,455	3,097
Total assets	$494,120	$423,976

Current liabilities:
Current maturities of notes payable	$24,528	$23,435
Current maturities of capital lease obligations	1,971	1,903
Accounts payable	21,751	17,461
Accrued liabilities	22,899	19,232
Air traffic liability	89,994	68,997
Total current liabilities	161,143	131,028
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	31,727	35,904
Capital lease obligations, net of current maturities	2,480	3,483
Deferred income taxes	25,856	19,640
Total liabilities	221,206	190,055
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,011,698 and 20,917,477 shares issued; 19,968,016 and 20,339,646 shares outstanding, at June 30, 2009 and December 31, 2008, respectively	21	21
Treasury stock, at cost, 1,043,682 and 577,831 shares at June 30, 2009 and December 31, 2008, respectively	(34,405)	(16,713)
Additional paid in capital	168,900	164,206
Accumulated other comprehensive income	543	566
Retained earnings	137,855	85,841
Total stockholders’ equity	272,914	233,921
Total liabilities and stockholders’ equity	$494,120	$423,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

OPERATING REVENUE:
Scheduled service revenue	$89,711	$87,643	$179,907	$179,379
Fixed fee contract revenue	9,485	12,577	19,612	26,834
Ancillary revenue	44,545	29,108	85,865	56,255
Other revenue	4,246	2,230	4,722	2,230
Total operating revenue	147,987	131,558	290,106	264,698
OPERATING EXPENSES:
Aircraft fuel	41,837	72,068	75,235	135,562
Salary and benefits	23,631	17,160	47,040	34,286
Station operations	13,866	10,493	26,999	22,512
Maintenance and repairs	12,765	11,362	23,897	21,815
Sales and marketing	4,394	3,670	8,861	8,004
Aircraft lease rentals	507	936	912	1,944
Depreciation and amortization	7,251	5,956	14,133	10,971
Other	5,952	5,238	10,767	10,565
Total operating expenses	110,203	126,883	207,844	245,659
OPERATING INCOME	37,784	4,675	82,262	19,039

OTHER (INCOME) EXPENSE:
Loss on fuel derivatives, net	—	—	—	11
(Earnings) loss from unconsolidated affiliates, net	(91)	53	(84)	43
Interest income	(680)	(1,028)	(1,381)	(2,760)
Interest expense	1,017	1,489	2,118	2,904
Total other (income) expense	246	514	653	198
INCOME BEFORE INCOME TAXES	37,538	4,161	81,609	18,841
PROVISION FOR INCOME TAXES	13,686	1,515	29,595	6,523
NET INCOME	$23,852	$2,646	$52,014	$12,318
Earnings per share:
Basic	$1.19	$0.13	$2.58	$0.61
Diluted	$1.17	$0.13	$2.54	$0.60
Weighted average shares outstanding:
Basic	20,057	20,192	20,137	20,331
Diluted	20,344	20,413	20,452	20,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$52,014	$12,318

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,133	10,971
Loss on aircraft and other equipment disposals	1,101	591
Provision for obsolescence of expendable parts, supplies and fuel	60	90
Stock compensation expense	1,532	710
Deferred income taxes	6,240	4,660
Excess tax benefits from stock option exercises	(519)	(809)
Changes in certain assets and liabilities:
Restricted cash	(694)	(2,361)
Accounts receivable	(1,134)	(3,399)
Income tax receivable	—	4,890
Expendable parts, supplies and fuel	(3,640)	(8,584)
Prepaid expenses	169	(315)
Other current assets	(2,764)	(611)
Accounts payable	4,809	4,920
Accrued liabilities	3,667	(43)
Air traffic liability	20,997	6,681
Net cash provided by operating activities	95,971	29,709
INVESTING ACTIVITIES:
Purchase of short-term investments	(80,709)	(5,000)
Proceeds from maturities of short-term investments	19,334	27,059
Purchase of property and equipment	(19,854)	(40,798)
Proceeds from sale of property and equipment	—	165
Investment in unconsolidated affiliates, net	(1,071)	(351)
(Increase) decrease in lease and equipment deposits	(1,417)	2,073
Net cash used in investing activities	(83,717)	(16,852)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	519	809
Proceeds from exercise of stock options	967	352
Proceeds from issuance of notes payable	7,000	25,625
Repurchase of common stock	(17,612)	(15,809)
Principal payments on notes payable	(10,084)	(7,795)
Principal payments on capital lease obligations	(935)	(11,562)
Net cash used in financing activities	(20,145)	(8,380)
Net change in cash and cash equivalents	(7,891)	4,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,153	144,269
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,262	$148,746

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$—	$7,200
Common stock issued for software operating system	$1,655	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include Allegiant Travel Company (“Allegiant” or the “Company”) and its wholly owned operating subsidiaries, Allegiant Air LLC, Allegiant Vacations LLC, Allegiant Information Systems, Inc. and AFH, Inc.  The Company uses the equity method to account for SFB Fueling LLC, a 50% owned subsidiary of AFH, Inc.  All intercompany balances and transactions have been eliminated.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

We have evaluated subsequent events through August 7, 2009, which is the date these condensed consolidated financial statements were issued.

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2009 classifications.  These reclassifications had no effect on the previously reported net income.

Note 2 — Newly Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of SFAS 165 became effective for the quarter ended June 30, 2009 and has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (“FSP 107-1” and “APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”.  FSP 107-1 amends FASB issued SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28 “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 became effective for the quarter ended June 30, 2009.  The adoption of the FSP 107-1 and APB 28-1 has had no significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The FSP became effective for the quarter ended June 30, 2009.  The adoption of the FSP has had no significant impact on the Company’s consolidated financial statements other than the inclusion of disclosures in Note 7.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  The FSP became effective for the quarter ended June 30, 2009.  The adoption of the FSP has had no significant impact on the Company’s consolidated financial statements.

Note 3 — Income Taxes

For the three and six months ended June 30, 2009, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at June 30, 2009.  No penalties were accrued at June 30, 2009.

Note 4 — Stockholders’ Equity

In January 2009, the Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock.  The repurchase program replaces a similar program the Board of Directors authorized in January 2008 which expired.  During the six month period ended June 30, 2009, the Company repurchased 465,525 shares under the newly authorized program at an average cost of $37.79 per share for a total expenditure of $17,594.  During the three months ended June 30, 2009, the Company repurchased 255,350 shares through open market purchases at an average cost of $41.25 per share for a total expenditure of $10,533.  During the six months ended June 30, 2008, under the expired program, the Company repurchased 553,700 shares through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.  No share repurchases were made by the Company during the second quarter of 2008.  In July 2009, the Board of Directors authorized the Company to purchase up to an additional $10,000 of the Company’s common stock under the Company’s existing repurchase program.  As a result, the total amount authorized for share repurchase is $35,000 less the amounts applied to stock repurchases in 2009 to date.  In addition, the Company had minimal repurchases in April 2009 from employees who received restricted stock grants.

In March 2009, Allegiant Information Systems, a wholly owned subsidiary of the Company, completed a plan of merger with an organization that owned the exclusive rights to the travel applications of the software operating system the Company has used since its inception.  In consideration for the acquisition, the Company issued 41,450 shares of its unregistered common stock.

In May 2009, the Company completed a secondary offering for the sale of shares from certain existing stockholders.  The Company did not sell any shares in this underwritten offering.

Note 5 — Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$23,852	$2,646	$52,014	$12,318
Denominator:
Weighted-average shares outstanding	20,057	20,192	20,137	20,331
Weighted-average effect of dilutive securities:
Employee stock options	108	44	138	46
Stock purchase warrants	147	132	146	134
Restricted stock	32	45	31	43
Adjusted weighted-average shares outstanding, diluted	20,344	20,413	20,452	20,554
Net income per share, basic	$1.19	$0.13	$2.58	$0.61
Net income per share, diluted	$1.17	$0.13	$2.54	$0.60

Note 6 — Long-Term Debt

Long-term debt, including capital lease obligations, consists of the following:

	As of June 30,	As of December 31,
	2009	2008

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$8,504	$10,803
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	10,411	11,698
Notes payable, secured by aircraft, interest at 6%, due April 2012	13,133	15,234
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	8,017	10,364
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	5,490	6,697
Notes payable, secured by aircraft, interest at 8%, due June 2011	3,676	4,507
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	7,000	—
Other notes payable	24	36
Capital lease obligations	4,451	5,386
Total long-term debt	60,706	64,725
Less current maturities	(26,499)	(25,338)
Long-term debt, net of current maturities	$34,207	$39,387

In June 2009, the Company borrowed $7,000 under a loan agreement secured by two unencumbered aircraft.  The notes payable issued under the loan agreement bear interest at 6.95% per annum and are payable in monthly installments through June 2014.

Note 7 — Short-term investments

The Company’s investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of June 30, 2009				As of December 31, 2008
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$50,627	$142	$(9)	$50,760	$29,088	$126	$(2)	$29,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	87,817	410	—	88,227	47,981	442	—	48,423
Total	$138,444	$552	$(9)	$138,987	$77,069	$568	$(2)	$77,635

For the three months ended June 30, 2009 and 2008, proceeds from maturities of short-term investments totaled $9,573 and $7,396, respectively.  For the six months ended June 30, 2009 and 2008, proceeds from maturities of short-term investments totaled $19,334 and $27,059, respectively.

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. As the Company held all marketable securities until maturity, there were no realized gains or losses during the three months ended June 30, 2009 and 2008 or during the six months ended June 30, 2009 and 2008.

Short-term investments had the following maturities as of June 30, 2009:

Maturities	Amount
Year 2009	$35,101
Years 2010 through 2013	103,886
Years 2014 through 2018	—
Thereafter	—
Total	$138,987

Short-term investments had the following maturities as of December 31, 2008:

Maturities	Amount
Year 2009	$43,830
Years 2010 through 2013	33,805
Years 2014 through 2018	—
Thereafter	—
Total	$77,635

Note 8 — Fair Value Measurements

The Company adopted the required provisions of FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008 and adopted certain deferred provisions as of January 1, 2009.  SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Although the adoption of SFAS 157 has not materially impacted its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its consolidated financial statements.

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

As of June 30, 2009, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments including money market funds, municipal debt securities, and debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have original maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis during the period were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$77,521	$72,394	$5,127	$—
Short-term investments	138,987	—	138,987	—
Total assets valued	$216,508	$72,394	$144,114	$—

Note 9 — Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 38.0% and 56.8% of the Company’s operating expenses for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, aircraft fuel expense represented approximately 36.2% and 55.2%, respectively, of the Company’s operating expenses.  The Company endeavors to acquire jet fuel at the lowest possible cost.

In the past, the Company has entered into financial derivative contracts to manage fuel price risk. These financial derivative instruments were not purchased or held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008.  The Company does not have any derivative instruments as of June 30, 2009.

The Company’s fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, changes in the fair value of such derivative contracts, which amounted to losses of $11 for the six months ended June 30, 2008, were recorded as a “Loss on fuel derivatives, net” within other (income) expense in the condensed consolidated statements of income.  This amount represents the realized losses from final derivative contracts that settled in January 2008 after the suspension of the Company’s hedging strategy.  As of June 30, 2009 and 2008, the Company had no derivative instruments on its projected fuel consumption.

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Subsequent Events

In July 2009, the Board of Directors authorized the Company to purchase up to an additional $10,000 of the Company’s common stock through open market purchases under the Company’s existing repurchase program.  As a result, the total amount authorized for share repurchase is $35,000 less the amount applied to stock repurchases to date in 2009.  The Company’s Board of Directors also approved an extension of the period during which stock repurchases may be made such that stock repurchases may now be made at any time until the full amount authorized has been applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ended June 30, 2009 and 2008.  Also discussed is our financial position as of June 30, 2009 and December 31, 2008. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2008.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Capacity Growth

The U.S. economy continues to suffer from a severe consumer-led recession.  Consumer belt-tightening has resulted in a profound reduction in airline travel demand, resulting in substantial reductions in realized air fares across the industry.

We believe that despite the severity of the current recession, the current environment represents an outstanding opportunity for profitable growth by us, as evidenced by the past three quarters of substantial operating, pre-tax and net profits.

Although we have witnessed a significant reduction in revenue per passenger, our cost per passenger has dropped even further, resulting in wide year-over-year margin expansion, particularly in the second quarter of 2009, when operating margin expanded by 21.9 percentage points compared to the same period in 2008.

We therefore expect to continue to show year-over-year system growth at least through the end of the year, particularly in the third quarter as we lowered capacity dramatically in third quarter 2008 in response to the spike in fuel costs.

During the second quarter of 2009, we launched scheduled service to Los Angeles, our sixth major leisure destination, from 13 small cities.  Our route expansion includes new flying to other leisure destinations, including seasonal scheduled service on two routes to our new destination of Myrtle Beach, South Carolina, and one new route to each of San Diego, California and Oakland, California.  In addition, our capacity growth during the second quarter of 2009 included the addition of scheduled service between two new small cities and Las Vegas, Nevada.  During these uncertain conditions for airline travel demand, we believe entrance into new markets has allowed us to diversify our exposure to adverse economic conditions in any particular market or region.  As we have in the past, we can and will quickly adjust capacity to react to significant changes in the economy.

Aircraft Fuel

The airline industry is heavily dependent on jet fuel and fuel costs represent a significant portion of total operating expenses for airlines.  Fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  During the second quarter of 2009, fuel costs increased slightly from the first quarter of 2009, but remain well below prices during the comparable periods in 2008.  Our average cost per gallon during the second quarter of 2009 was $1.66 compared to $3.52 during the same period of 2008 which has resulted in fuel being the primary driver in the reduction of our overall costs.  The cost and future availability of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations.

Our Fleet:

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	June 30, 2009			December 31, 2008			June 30, 2008
	Own(a)(b)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	35	4	39	32	2	34	29	4	33
MD87s	4	0	4	4	0	4	4	0	4
Total	39	4	43	36	2	38	33	4	37

(a)          Aircraft owned includes two aircraft subject to capital leases at each of June 30, 2009, December 31, 2008 and June 30, 2008.

(b)         Does not include three MD-80 aircraft owned but not placed in service as of June 30, 2009, one of which was placed into service early in July 2009 and two of which remain on lease to a third party and which we expect to place into service in the fourth quarter of 2009.

Our Markets:

Our scheduled service consists of limited frequency nonstop flights into leisure destinations from small cities. As of June 30, 2009, we offered scheduled service from 60 small cities primarily into our major leisure destinations of Las Vegas, Los Angeles, Phoenix, Orlando, Tampa/St. Petersburg and Ft. Lauderdale, including seasonal service.  As of June 30, 2009, we also provided limited service to five other leisure destinations.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of June 30,	As of December 31,	As of June 30,
	2009	2008	2008
Major leisure destinations	6	5	5
Other leisure destinations	5	4	4
Small cities	60	57	51

Results of Operations

Comparison of three months ended June 30, 2009 to three months ended June 30, 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	28.3	54.8
Salary and benefits	16.0	13.0
Station operations	9.4	8.0
Maintenance and repairs	8.6	8.6
Sales and marketing	3.0	2.8
Aircraft lease rentals	0.3	0.7
Depreciation and amortization	4.9	4.5
Other	4.0	4.0
Total operating expenses	74.5%	96.4%
Operating margin	25.5%	3.6%

We recorded total operating revenue of $148.0 million, income from operations of $37.8 million and net income of $23.9 million for the three months ended June 30, 2009.  By comparison, for the same period in 2008, we recorded total operating revenue of $131.6 million, income from operations of $4.7 million and net income of $2.6 million.

Operating Revenue

Our operating revenue increased 12.5% to $148.0 million in the three months ended June 30, 2009 from $131.6 million for the same period in 2008 primarily due to increase in scheduled service departures of 30.7% and scheduled service passengers of 31.3%. The scheduled service departure and passenger growth resulted in an increase in ancillary revenue of 53.0%.

System available seat miles (“ASMs”) increased by 24.7% as a result of a 25.5% increase in departures offset by a 1.1% decrease in average stage length.  We had a decrease in system operating revenue per ASM (“RASM”) of 9.8% from 11.16 cents for the three months ended June 30, 2008 to 10.07 cents for the same period in 2009.  The decrease was mainly attributable to a reduction in our scheduled service average base fare of $18.40 or 22.0% which was partially offset by an increase in ancillary revenue per passenger from $27.75 for the second quarter 2008 to $32.36 for the same period in 2009.

Scheduled service revenue.  Scheduled service revenue increased 2.4% to $89.7 million for the three months ended June 30, 2009, from $87.6 million in the same period of 2008.  The change was a result of a 31.3% increase in the number of scheduled service passengers offset by a decrease in the scheduled service average base fare of $18.40 from $83.56 to $65.16.  Scheduled service passenger growth was driven by a 30.7% increase in scheduled service departures with scheduled service load factor relatively flat.  The impact of the current economic environment on air travel demand, introductory pricing related to entrance into our sixth leisure destination and the expansion of our existing markets were the primary drivers for the reduction in our scheduled service average base fare.

Fixed fee contract revenue.  Fixed fee contract revenue declined 24.6% to $9.5 million in the three months ended June 30, 2009 compared to $12.6 million in the same period of 2008.  Block hours flown under fixed fee agreements declined due to a decrease in flying for the Reno program and a reduction in flying in Tunica, which was a two aircraft program in 2008 and a single aircraft operation in 2009.  This caused a reduction in fixed fee revenue.  The other main cause of reduced fixed fee revenues was a revised and extended Harrah’s contract, which went into effect January 1, 2009.  Under the new Harrah’s contract, Harrah’s reimburses us for the entire amount of fuel costs incurred for Harrah’s flying.  The per-block hour rate we charge Harrah’s is therefore reduced from the rate we charged under the old Harrah’s contracts under which we were previously responsible for a portion of the fuel expenses and the fuel expense we incur under the new Harrah’s contract is similarly reduced.  The decrease in flying for Harrah’s was partially offset by new fixed fee flying agreements for the Cuban Family Charter Program, fixed fee flying for the Department of Defense as a participant in the Civil Reserve Air Fleet (“CRAF”) and flying under an agreement with Beau Rivage Resorts, Inc.

Ancillary revenue.  Ancillary revenue increased 53.0% to $44.5 million in the three months ended June 30, 2009 up from $29.1 million in the same period of 2008, driven by a 31.3% increase in scheduled service passengers and a 16.6% increase in ancillary revenue per scheduled passenger from $27.75 to $32.36.  The increase in ancillary revenue per scheduled passenger was primarily due to higher prices charged for certain existing products including assigned seating, customer convenience fee and checked baggage.

Other revenue.  We generated other revenue of $4.2 million and $2.2 million during the three months ended June 30, 2009 and 2008, respectively.  The revenue was generated as a result of the April 2008 purchase of six MD-80 aircraft and three engines on lease to another airline.  Four of these aircraft have since been returned to us, three have been placed in service prior to the end of second quarter 2009 and one has been placed into service since June 30, 2009.  We expect to receive the two remaining aircraft during the third quarter of 2009 and place them into service during the fourth quarter of 2009.  In addition, we recognized $3.7 million in supplemental rents during the second quarter 2009, which comprised maintenance deposits on three aircraft where reimbursements for future maintenance events were not deemed probable.

Operating Expenses

Our operating expenses declined by 13.1% to $110.2 million during the three months ended June 30, 2009 compared to $126.8 million in the same period of 2008. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods (“per-passenger costs”). The table also presents Operating expense per passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended June 30,		Percentage
	2009	2008	Change
Aircraft fuel	$28.38	$62.48	(54.6)%
Salary and benefits	16.03	14.88	7.7
Station operations	9.41	9.10	3.4
Maintenance and repairs	8.66	9.85	(12.1)
Sales and marketing	2.98	3.18	(6.3)
Aircraft lease rentals	0.34	0.81	(5.8)
Depreciation and amortization	4.92	5.16	(4.7)
Other	4.04	4.54	(1.1)
Operating expense per passenger	$74.76	$110.00	(32.0)%
Operating expense per passenger, excluding fuel	$46.38	$47.52	(2.4)%

Our per-passenger costs decreased 32.0% as a result of the 13.1% decrease in our total operating expenses and the increase of 27.8% in the number of system passengers carried during the three months ended June 30, 2009 as compared with the same period of 2008.  A 52.8% decrease in the average cost per gallon of aircraft fuel was the main driver of our operating expense reduction.

The following table presents unit costs, defined as Operating expense per ASM (“CASM”), for the indicated periods. The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by available seat miles. As on a per passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

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

	Three Months Ended June 30,				Percentage
	2009		2008		Change
Aircraft fuel	2.85	¢	6.11	¢	(53.4)%
Salary and benefits	1.61		1.46		10.3
Station operations	0.94		0.89		5.6
Maintenance and repairs	0.87		0.96		(9.4)
Sales and marketing	0.30		0.31		(3.2)
Aircraft lease rentals	0.03		0.08		(62.5)
Depreciation and amortization	0.49		0.51		(3.9)
Other	0.40		0.44		(9.0)
Operating expense per ASM (CASM)	7.50	¢	10.76	¢	(30.3)%
CASM, excluding fuel	4.65	¢	4.65	¢	—

Aircraft fuel expense.  Despite our significant year-over-year expansion of service, aircraft fuel expense decreased 41.9% to $41.8 million for the three months ended June 30, 2009, down from $72.1 million for the same period of 2008, primarily driven by a 52.8% decrease in the average cost per gallon to $1.66 from $3.52.  Gallons consumed increased to 25.2 million from 20.5 million attributable to our 25.5% system departure growth.

Salary and benefits expense.  Salary and benefits expense increased 37.7% to $23.6 million for the three months ended June 30, 2009 up from $17.2 million for the same period of 2008 mainly as a result of a significant increase in accrued employee bonus expense and a 14.3% increase in the number of full-time equivalent employees.  The increase in accrued employee bonus expense was driven by the significant quarter-over-quarter increase in operating income.  We employed approximately 1,485 full-time equivalent employees at June 30, 2009 compared to 1,299 at June 30, 2008, in line with our fleet growth, resulting in a constant 35 full-time equivalent employees per aircraft during each period.  Excluding accrued employee bonus expense, stock compensation expense, and other incentives, our salary and benefits expense per full-time equivalent employee had only a slight increase of 1.3% year-over-year.

Station operations expense.  Station operations expense increased 32.1% to $13.9 million for the three months ended June 30, 2009 compared to $10.5 million for the same period of 2008 principally attributable to 25.5% increase in system departures.  Our station operations expense per departure increased 5.6% mostly as a result of our Department of Defense and Cuba Family Charter fixed fee flying, which began during the three months ended June 30, 2009.  The station costs related to these fixed fee flying programs are more costly than the rest of our system on a per-departure basis.

Maintenance and repairs expense.  Maintenance and repairs expense increased by 12.3% to $12.8 million for the three months ended June 30, 2009 up from $11.4 million for the same period of 2008.  The increase is largely attributable to more costly scheduled heavy maintenance checks based on a broader work scope per check during the three months ended June 30, 2009 compared to those maintenance checks performed in the same period of 2008, along with an increase in repair costs of rotable parts.  These increases were offset by a decrease in engine maintenance costs with three major engine overhauls performed during the three months ended June 30, 2008 compared to minimal engine maintenance in the same period of 2009.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 19.7% to $4.4 million for the three months ended June 30, 2009 compared to $3.7 million for the same period of 2008 as a result of advertising expenses associated with entrance into new markets including the new major leisure destination of Los Angeles which we started service in May 2009.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased by 45.8% to $0.5 million in the three months ended June 30, 2009 down from $0.9 million in the same period of 2008.  Of the four aircraft we leased in the three months ended June 30, 2008, two were subsequently purchased prior to the three months ended June 30, 2009. Two additional aircraft were leased prior to the beginning of the three months ended June 30, 2009, and the lease rates for these two aircraft were substantially lower than the two leased aircraft that were purchased.  Hence, despite having four leased aircraft in both the second quarter of 2009 and the prior year quarter, aircraft lease rentals decreased substantially year over year.

Depreciation and amortization expense.  Depreciation and amortization expense was $7.3 million for the three months ended June 30, 2009 compared to $6.0 million for the same period of 2008, an increase of 21.7%, as the number of aircraft owned (including those leased to a third party) or subject to capital lease, increased from 33 as of June 30, 2008 to 42 as of June 30, 2009.

Other expense.  Other expense increased by 13.6% to $6.0 million during the three months ended June 30, 2009 compared to $5.2 million in the same period of 2008. The significant factors in this increase were (1) an increase in aircraft insurance from 2008 to 2009 as the effect of our increased fleet size overwhelmed a reduction in insurance rates year over year, (2) increased losses attributable to engine dispositions and (3) a reduction in administrative and other operational overhead expenses.

Other (Income) Expense

Other (income) expense decreased from net other expense of $0.5 million for the three months ended June 30, 2008 to a net other expense of $0.2 million for the same period of 2009.  The change is primarily attributable to a reduction in interest expense due to lower debt balances offset by a reduction in interest income earned on cash balances in 2009 compared to the same period of 2008.

Income Tax Expense

Our effective income tax rate was 36.5% for the three months ended June 30, 2009 compared to 34.6% in the same period of 2008.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates. The lower effective tax rate for 2008 was largely attributable to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision.

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	25.9	51.2
Salary and benefits	16.2	13.0
Station operations	9.3	8.5
Maintenance and repairs	8.2	8.2
Sales and marketing	3.1	3.0
Aircraft lease rentals	0.3	0.7
Depreciation and amortization	4.9	4.2
Other	3.7	4.0
Total operating expenses	71.6%	92.8%
Operating margin	28.4%	7.2%

We recorded total operating revenue of $290.1 million, income from operations of $82.3 million and net income of $52.0 million for the six months ended June 30, 2009.  By comparison, for the same period in 2008, we recorded total operating revenue of $264.7 million, income from operations of $19.0 million and net income of $12.3 million.

Operating Revenue

Our operating revenue increased 9.6% to $290.1 million for the six months ended June 30, 2009 from $264.7 million for the same period in 2008 primarily due to a 52.6% increase in ancillary revenue and 111.7% increase in other revenue offset by a 26.9% decrease in fixed fee contract revenues.

ASMs increased by 14.4% as a 15.5% increase in departures was offset by a 1.3% decrease in average stage length.  We had a decrease in RASM of 4.3% from 10.81 cents for the six months ended June 30, 2008 to 10.35 cents compared to the same period in 2009.  The decrease was mainly attributable to a 18.5% reduction in our scheduled service average base fare offset by increased ancillary revenue per passenger.

Scheduled service revenue.  Scheduled service revenue was relatively flat at $179.9 million for the six months ended June 30, 2009 compared to $179.4 million for the same period of 2008.  Our scheduled service average base fare declined $15.74 from $85.28 to $69.54 as we reduced fares in response to economic conditions and to continue to stimulate demand.  The reduction in base scheduled air fare was offset by 23.0% increase in the number of scheduled service passengers on a 20.2% increase in scheduled service departures.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 26.9% to $19.6 million during the six months ended June 30, 2009 from $26.8 million for the same period of 2008.  Block hours flown under fixed fee agreements declined due to a decrease in flying for the Reno program and a reduction in flying in Tunica, which was a two aircraft program in 2008 and a single aircraft operation in 2009.  This caused a reduction in fixed fee revenue.  The other main cause of reduced fixed fee revenues was a revised and extended Harrah’s contract, which went into effect January 1, 2009.  Under the new Harrah’s contract, Harrah’s reimburses us for the entire amount of fuel costs incurred for Harrah’s flying.  The per-block hour rate we charge Harrah’s is therefore reduced from the rate we charged under the old Harrah’s contracts under which we were previously responsible for a portion of the fuel expenses and the fuel expense we incur under the Harrah’s contract is similarly reduced.  The decrease in flying for Harrah’s was partially offset by new fixed fee flying agreements for the Cuban Family Charter Program, fixed fee flying for the Department of Defense as a participant in the CRAF program and flying under an agreement with Beau Rivage Resorts, Inc.

Ancillary revenue.  Ancillary revenue increased 52.6% to $85.9 million for the six months ended June 30, 2009, up from $56.3 million for the same period of 2008 driven by a 23.0% increase in scheduled service passengers and a 24.1% increase in ancillary revenue per scheduled service passenger from $26.75 to $33.19.  The increase in ancillary revenue per scheduled passenger was primarily due to higher prices charged for certain existing products including assigned seating, customer convenience fee and checked baggage.

Other revenue.  We generated other revenue of $4.7 million and $2.2 million during the six months ended June 30, 2009 and 2008, respectively.  The revenue was generated as a result of the April 2008 purchase of six MD-80 aircraft and three engines on lease to another airline.  Four of these aircraft have since been returned to us, three have been placed in service as of June 30, 2009 and one has been placed into service since June 30, 2009.  We expect to receive the two remaining aircraft during the third quarter of 2009 and place in service during the fourth quarter of 2009.  In addition, we recognized $3.7 million in supplemental rents during the second quarter 2009, which comprised maintenance deposits on three aircraft where reimbursements for future maintenance events were not deemed probable.

Operating Expenses

Our operating expenses declined by 15.4% to $207.8 million for the six months ended June 30, 2009 compared to $245.7 million in the same period of 2008. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods.

	Six Months Ended June 30,		Percentage
	2009	2008	Change
Aircraft fuel	$27.17	$58.73	(53.7)%
Salary and benefits	16.99	14.85	14.4
Station operations	9.75	9.75	—
Maintenance and repairs	8.64	9.45	(8.6)
Sales and marketing	3.20	3.47	(7.8)
Aircraft lease rentals	0.33	0.84	(60.7)
Depreciation and amortization	5.10	4.75	7.4
Other	3.89	4.59	(15.3)
Operating expense per passenger	$75.07	$106.43	(29.5)%
Operating expense per passenger, excluding fuel	$47.89	$47.70	0.4%

Our per-passenger costs decreased 29.5% as a result of the 15.4% decrease in our total operating expense and the increase of 20.0% in the number of system passengers carried for the six months ended June 30, 2009 as compared with the same period of 2008.  A 50.8% decrease in the average cost per gallon of aircraft fuel was the main driver of our operating expense reduction.

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods.  We do not believe CASM is the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the low utilization of our fleet which results in many of our expenses being more fixed as opposed to varying significantly with our ASM production. We provide this table as a convenience because we recognize that CASM is widely used to compare costs in the airline industry.

	Six Months Ended June 30,				Percentage
	2009		2008		Change
Aircraft fuel	2.69	¢	5.53	¢	(51.4)%
Salary and benefits	1.68		1.40		20.0
Station operations	0.96		0.92		4.3
Maintenance and repairs	0.85		0.89		(4.5)
Sales and marketing	0.32		0.33		(3.0)
Aircraft lease rentals	0.03		0.08		(62.5)
Depreciation and amortization	0.50		0.45		11.1
Other	0.38		0.43		(11.6)
Operating expense per ASM (CASM)	7.42	¢	10.03	¢	(2.6)%
CASM, excluding fuel	4.73	¢	4.49	¢	5.3%

Aircraft fuel expense.  Despite our significant year-over-year expansion of service, aircraft fuel expense decreased 44.5% to $75.2 million for the six months ended June 30, 2009, down from $135.6 million for the same period of 2008, primarily driven by a 50.8% decrease in the average cost per gallon to $1.57 from $3.19.  Gallons consumed increased to 48.0 million from 42.5 million attributable to our 15.5% system departure growth.

Salary and benefits expense.  Salary and benefits expense increased 37.2% to $47.0 million for the six months ended June 30, 2009, up from $34.3 million in the same period of 2008 mainly as a result of a significant increase in accrued employee bonus expense and a 12.5% increase in the number of full-time equivalent employees.  The increase in accrued employee bonus expense was driven by the significant year-over-year increase in operating income.  We employed approximately 1,485 full-time equivalent employees at June 30, 2009 compared to 1,299 at June 30, 2008, in line with our fleet growth, resulting in a constant 35 full-time equivalent employees per aircraft during each period.  Excluding accrued employee bonus expense, stock compensation expense, and other incentives, our salary and benefits expense per full-time equivalent employee had only a slight increase of 2.1% year-over-year.

Station operations expense.  Station operations expense increased 19.9% to $27.0 million in the six months ended June 30, 2009 compared to $22.5 million in the same period of 2008 principally attributable to a 15.5% increase in system departures.  Our station operations expense per departure increased 3.9% mostly as a result of our Department of Defense and Cuba Family Charter fixed fee flying which began during the three months ended June 30, 2009.  The station costs related to these fixed fee flying programs are more costly than the rest of our system on a per-departure basis.

Maintenance and repairs expense.  Maintenance and repairs expense increased by 9.5% to $23.9 million for the six months ended June 30, 2009 up from $21.8 million for the same period of 2008.  The increase is largely attributable to more costly scheduled heavy maintenance checks based on a broader work scope per check during the six months ended June 30, 2009 compared to those maintenance checks performed in the same period of 2008, along with an increase in repair costs of rotable parts.  These increases were offset by a decrease in engine maintenance costs with five major engine overhauls performed during the six months ended June 30, 2008 compared to minimal engine maintenance in the same period of 2009.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 10.7% to $8.9 million for the six months ended June 30, 2009, compared to $8.0 million for the same period of 2008 as a result of advertising expenses associated with entrance into new markets including the new major leisure destination of Los Angeles which launched service in May 2009.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased by 53.1% to $0.9 million for the six months ended June 30, 2009 down from $1.9 million for the same period of 2008 as there was an average of four leased aircraft during the period in 2008 compared to an average of three leased aircraft during the same period in 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $14.1 million for the six months ended June 30, 2009 compared to $11.0 million for the same period of 2008, an increase of 28.8% as the number of aircraft owned (including those leased to a third party) or subject to capital leases increased from 33 as of June 30, 2008 to 42 as of June 30, 2009.

Other expense.  Other expense increased by 1.9% to $10.8 million in the six months ended June 30, 2009 compared to $10.6 million in same period of 2008.  The increase is due mainly to increased losses attributable to engine dispositions and increased rent associated with our new Company headquarters building of which we took occupancy in the second quarter of 2008.

Other (Income) Expense

Other (income) expense increased from a net other expense of $0.2 million in the six months ended June 30, 2008 to a net other expense of $0.7 million for the same period of 2009.  The change is primarily attributable to a reduction in interest income earned on cash balances in 2008 compared to the same period of 2009 as a result of significantly lower prevailing interest rates, offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 36.3% for the six months ended June 30, 2009 compared to 36.4% for the same period of 2008.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our tax rates.  The lower effective tax rate for 2008 was largely attributable to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Percent
	2009	2008	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,474,146	1,153,500	27.8
Revenue passenger miles (RPMs) (thousands)	1,296,956	1,037,351	25.0
Available seat miles (ASMs) (thousands)	1,469,788	1,179,101	24.7
Load factor	88.2%	88.0%	0.2
Operating revenue per ASM (RASM) (cents)	10.07	11.16	(9.8)
Operating CASM (cents)	7.50	10.76	(30.3)
Fuel expense per ASM (cents)	2.85	6.11	(53.4)
Operating CASM, excluding fuel (cents)	4.65	4.65	—
Operating expense per passenger	$74.76	$110.00	(32.0)
Fuel expense per passenger	$28.38	$62.48	(54.6)
Operating expense per passenger, excluding fuel	$46.38	$47.52	(2.4)
Departures	11,925	9,504	25.5
Block hours	26,544	21,518	23.4
Average stage length (miles)	828	838	(1.1)
Average number of operating aircraft during period	42.3	36.7	15.3
Total aircraft in service end of period	43	37	16.2
Average departures per aircraft per day	3.10	2.84	9.2
Full-time equivalent employees at period end	1,485	1,299	14.3
Fuel gallons consumed (thousands)	25,194	20,460	23.1
Average fuel cost per gallon	$1.66	$3.52	(52.8)
Scheduled service statistics:
Passengers	1,376,746	1,048,870	31.3
Revenue passenger miles (RPMs) (thousands)	1,226,282	937,923	30.7
Available seat miles (ASMs) (thousands)	1,349,958	1,036,293	30.3
Load factor	90.8%	90.5%	0.3
Departures	10,323	7,899	30.7
Average passengers per departure	133	133	—
Block hours	23,941	18,667	28.3
Yield (cents)	7.32	9.34	(21.6)
Scheduled service revenue per ASM (cents)	6.65	8.46	(21.4)
Ancillary revenue per ASM (cents)	3.30	2.81	17.4
Total revenue per ASM (cents)	9.95	11.27	(11.7)
Average fare — scheduled service	$65.16	$83.56	(22.0)
Average fare — ancillary	$32.36	$27.75	16.6
Average fare — total	$97.52	$111.31	(12.4)
Average stage length (miles)	873	881	(0.9)
Percent of sales through website during period	85.2%	85.6%	(0.4)

*  Except load factor and percent of sales through website, which is percentage point change

	Six months ended June 30,		Percent
	2009	2008	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	2,768,754	2,308,210	20.0
Revenue passenger miles (RPMs) (thousands)	2,463,937	2,099,815	17.3
Available seat miles (ASMs) (thousands)	2,801,745	2,449,348	14.4
Load factor	87.9%	85.7%	2.2
Operating revenue per ASM (RASM) (cents)	10.35	10.81	(4.3)
Operating CASM (cents)	7.42	10.03	(26.0)
Fuel expense per ASM (cents)	2.69	5.53	(51.4)
Operating CASM, excluding fuel (cents)	4.73	4.49	5.3
Operating expense per passenger	$75.07	$106.43	(29.5)
Fuel expense per passenger	$27.17	$58.73	(53.7)
Operating expense per passenger, excluding fuel	$47.89	$47.70	0.4
Departures	22,549	19,526	15.5
Block hours	50,952	44,931	13.4
Average stage length (miles)	835	846	(1.3)
Average number of operating aircraft during period	40.9	35.6	14.9
Total aircraft in service end of period	43	37	16.2
Average departures per aircraft per day	3.05	3.01	1.3
Full-time equivalent employees at period end	1,485	1,299	14.3
Fuel gallons consumed (thousands)	47,977	42,488	12.9
Average fuel cost per gallon	$1.57	$3.19	(50.8)
Scheduled service statistics:
Passengers	2,587,071	2,103,268	23.0
Revenue passenger miles (RPMs) (thousands)	2,328,751	1,911,171	21.8
Available seat miles (ASMs) (thousands)	2,564,789	2,156,305	18.9
Load factor	90.8%	88.6%	2.2
Departures	19,464	16,190	20.2
Average passengers per departure	133	130	2.3
Block hours	45,808	39,013	17.4
Yield (cents)	7.73	9.39	(17.7)
Scheduled service revenue per ASM (cents)	7.01	8.32	(15.7)
Ancillary revenue per ASM (cents)	3.35	2.61	28.4
Total revenue per ASM (cents)	10.36	10.93	(5.2)
Average fare — scheduled service	$69.54	$85.28	(18.5)
Average fare — ancillary	$33.19	$26.75	24.1
Average fare — total	$102.73	$112.03	(8.3)
Average stage length (miles)	880	894	(1.6)
Percent of sales through website during period	86.5%	86.8%	(0.3)

*  Except load factor and percent of sales through website, which is percentage point change

Liquidity and Capital Resources:

Current liquidity.

Cash and cash equivalents, restricted cash and short-term investments increased from $190.8 million at December 31, 2008 to $245.0 million at June 30, 2009.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts, cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities available for sale.

Sources and Uses of Cash.

Operating Activities:  During the six months ended June 30, 2009, our operating activities provided $96.0 million of cash compared to $29.7 million during the same period of 2008.  The cash flows provided by operations for the period in 2009 were primarily the result of a 322.3%, or $39.7 million increase in net income and a significant increase in air traffic liability which results from passenger bookings for future travel.  During the same period in 2008, these numbers were at significantly lower levels.

Investing Activities:  Cash used in investing activities for the six months ended June 30, 2009 was $83.7 million compared to $16.9 million of cash used in investing activities in the same period of 2008.  The majority of our investing activities during the six months ended June 30, 2009 involved the use of cash for the purchase of short-term investments, with $61.4 million used for purchases net of maturities compared to activity in the same period of 2008 resulting in $22.1 million of cash provided from proceeds of maturities of short-term investments in excess of purchases of short-term investments.  We used $40.8 million of cash for the purchase of property and equipment during the six months ended June 30, 2008, which included eight aircraft, compared to $19.9 million used for the purchase of property and equipment in the same period of 2009.  The cash used for the six months ended June 30, 2009 was primarily for the purchase of five aircraft to be used for spare parts and other expenditures required for the induction of owned aircraft to enter our operating fleet which have come off lease with a third party during the period.

Financing Activities:  During the six months ended June 30, 2009, we used $20.1 million in cash from financing activities compared to the use of $8.4 million for the same period of 2008.  We used cash of $17.6 million to repurchase common stock and $11.0 million to make principal payments on our debt obligations during the six months ended June 30, 2009.  These financing activities during the period were partially offset by proceeds of $7.0 million attributable to a loan agreement secured by two unencumbered aircraft.  The financing activities for the six months ended June 30, 3008 included $15.8 million to purchase common stock in open market purchases, the retirement of capital lease obligations and other debt repayments, offset by $25.6 million obtained from the financing of ten aircraft.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of June 30, 2009 and the periods in which payments are due (in thousands):

	Total	2009	2010 - 2011	2012 - 2013	Thereafter
Long term debt obligations (1)	$61,873	$16,163	$40,238	$4,641	$831
Capital lease obligations	4,810	1,110	3,700	—	—
Operating lease obligations (2)	29,962	2,556	9,333	7,166	10,907
Total future payments on contractual obligations	$96,645	$19,829	$53,271	$11,807	$11,738

(1)  Long-term debt obligations include scheduled interest payments.

(2)  Operating lease obligations include aircraft operating leases, our office lease and leases of airport station property.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change to these policies during the three months ended June 30, 2009.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of contagious diseases on travel, the effect of the economic downturn on leisure travel, increases in fuel prices, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, possible unionization efforts, our fixed obligations, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and six months ended June 30, 2009 represented 38.0% and 36.2% of our operating expenses, respectively.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2009, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $4.3 million for the three months ended June 30, 2009, and by approximately $11.2 million for the six months ended June 30, 2009.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $89.3 million, and short-term investments of $139.0 million at June 30, 2009.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2009 would not have had a significant impact on our interest income.  For the six months ended June 30, 2009, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.1 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of June 30, 2009, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no further changes to our risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K filed on March 3, 2009 other than as updated in our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the second quarter of 2009. On January 29, 2009, we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  In July 2009, we announced that our Board of Directors increased the authority to $35.0 million and eliminated the expiration date for the program.  As of June 30, 2009, we have repurchased 465,525 shares of our common stock through open market purchases at an average cost of $37.79 per share for a total expenditure of $17.6 million.  During the three months ended June 30, 2009, we repurchased 255,350 shares at an average cost of $41.25 per share for a total expenditure of $10.5 million.  In addition, the Company had minimal repurchases in April 2009 from employees who received restricted stock grants.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2009	326	$54.44	—	$17,939,192
May 2009	255,350	41.25	255,350	7,405,769
June 2009	—	—	—	7,405,769
Total	255,676	$41.27	255,350	$7,405,769

(1)          Does not reflect the additional $10 million authorized under existing repurchase program in July 2009.  See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 11 — Subsequent Events.”

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on June 26, 2009. The following proposals were adopted as follows:

1.  Election of a Board of Directors of five members to hold office until the next Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Votes For	Votes Withheld

Maurice J. Gallagher, Jr.	18,192,227	312,249

Gary Ellmer	18,407,284	97,192

Timothy Flynn	16,898,049	1,515,427

Charles Pollard	18,425,471	79,005

John Redmond	17,234,768	1,269,708

2.  To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Votes Abstaining

18,498,156	5,909	410

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)     Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.

(2)  Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: August 7, 2009	By:	/s/ Andrew C. Levy
Andrew C. Levy
Managing Director and Principal Financial Officer