Form 10-Q
period 2009-09-30
Allegiant Travel CO
filed 2009-11-09
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2009 was 19,860,184.

Allegiant Travel Company

Form 10-Q

September 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Current assets:
Cash and cash equivalents	$67,122	$97,153
Restricted cash	19,672	16,032
Short-term investments	155,242	77,635
Accounts receivable, net of allowance for doubtful accounts of $- at September 30, 2009 and December 31, 2008	6,162	5,575
Expendable parts, supplies and fuel, net of allowance for obsolescence of $629 and $539 at September 30, 2009 and December 31, 2008, respectively	10,085	7,005
Prepaid expenses	9,572	9,261
Deferred income taxes	106	111
Other current assets	2,213	1,645
Total current assets	270,174	214,417
Property and equipment, net	209,435	205,751
Investment in and advances to unconsolidated affiliates, net	3,179	711
Deposits and other assets	4,274	3,097
Total assets	$487,062	$423,976

Current liabilities:
Current maturities of notes payable	$24,013	$23,435
Current maturities of capital lease obligations	2,006	1,903
Accounts payable	19,478	17,461
Accrued liabilities	17,984	19,232
Air traffic liability	84,247	68,997
Total current liabilities	147,728	131,028
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	26,781	35,904
Capital lease obligations, net of current maturities	1,966	3,483
Deferred income taxes	29,285	19,640
Total liabilities	205,760	190,055
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,048,055 and 20,917,477 shares issued; 19,831,996 and 20,339,646 shares outstanding, as of September 30, 2009 and December 31, 2008, respectively	21	21
Treasury stock, at cost, 1,216,059 and 577,831 shares at September 30, 2009 and December 31, 2008, respectively	(41,217)	(16,713)
Additional paid in capital	170,527	164,206
Accumulated other comprehensive income	340	566
Retained earnings	151,631	85,841
Total stockholders' equity	281,302	233,921
Total liabilities and stockholders' equity	$487,062	$423,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

OPERATING REVENUE:
Scheduled service revenue	$81,075	$73,796	$260,982	$253,175
Fixed fee contract revenue	11,274	14,234	30,886	41,068
Ancillary revenue	40,291	27,591	126,156	83,846
Other revenue	465	1,265	5,187	3,495
Total operating revenue	133,105	116,886	423,211	381,584

OPERATING EXPENSES:
Aircraft fuel	43,777	56,795	119,012	192,357
Salary and benefits	22,305	17,272	69,345	51,558
Station operations	13,875	10,309	40,874	32,821
Maintenance and repairs	12,985	10,099	36,882	31,914
Sales and marketing	3,907	3,099	12,768	11,103
Aircraft lease rentals	507	517	1,419	2,461
Depreciation and amortization	7,633	6,219	21,766	17,190
Other	6,176	4,459	16,943	15,024
Total operating expenses	111,165	108,769	319,009	354,428
OPERATING INCOME	21,940	8,117	104,202	27,156

OTHER (INCOME) EXPENSE:
Loss on fuel derivatives, net	—	—	—	11
Loss (earnings) from unconsolidated affiliates, net	22	(13)	(62)	30
Interest income	(593)	(878)	(1,974)	(3,638)
Interest expense	1,040	1,302	3,158	4,206
Total other (income) expense	469	411	1,122	609
INCOME BEFORE INCOME TAXES	21,471	7,706	103,080	26,547
PROVISION FOR INCOME TAXES	7,695	2,816	37,290	9,339
NET INCOME	$13,776	$4,890	$65,790	$17,208
Earnings per share:
Basic	$0.69	$0.24	$3.28	$0.85
Diluted	$0.68	$0.24	$3.23	$0.84
Weighted average shares outstanding:
Basic	19,822	20,223	20,045	20,295
Diluted	20,120	20,467	20,360	20,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$65,790	$17,208

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,766	17,190
Loss on aircraft and other equipment disposals	1,862	761
Provision for obsolescence of expendable parts, supplies and fuel	90	135
Stock compensation expense	2,335	1,210
Deferred income taxes	9,650	(1,416)
Excess tax benefits from stock option exercises	(791)	(1,105)
Changes in certain assets and liabilities:
Restricted cash	(3,640)	(1,890)
Accounts receivable	(587)	281
Income tax receivable	—	5,807
Expendable parts, supplies and fuel	(3,170)	(4,810)
Prepaid expenses	(311)	(4,783)
Other current assets	(568)	(249)
Accounts payable	2,801	(4,749)
Accrued liabilities	(1,248)	(169)
Air traffic liability	15,250	2,925
Net cash provided by operating activities	109,229	26,346
INVESTING ACTIVITIES:
Purchase of short-term investments	(106,838)	(5,000)
Proceeds from maturities of short-term investments	29,006	27,002
Purchase of property and equipment	(25,657)	(49,201)
Proceeds from sale of property and equipment	—	165
Investment in unconsolidated affiliates, net	(2,468)	1,369
(Increase) decrease in lease and equipment deposits	(1,229)	1,604
Net cash used in investing activities	(107,186)	(24,061)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	791	1,105
Proceeds from exercise of stock options	1,519	497
Proceeds from issuance of notes payable	7,000	25,625
Repurchase of common stock	(24,425)	(15,809)
Principal payments on notes payable	(15,545)	(12,420)
Principal payments on capital lease obligations	(1,414)	(12,010)
Net cash used in financing activities	(32,074)	(13,012)
Net change in cash and cash equivalents	(30,031)	(10,727)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,153	144,269
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,122	$133,542

NON-CASH TRANSACTIONS:
Note payable issued for aircraft and equipment	$—	$7,200
Common stock issued for software operating system	$1,655	$—

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

We have evaluated subsequent events through November 6, 2009, which is the date these condensed consolidated financial statements were issued.

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2009 classifications.  These reclassifications had no effect on the previously reported net income.

Note 2 — Newly Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for the Company’s third quarter 2009 interim consolidated financial statements and the principal impact on the Company’s consolidated financial statements is limited to having all future references to authoritative accounting literature be referenced in accordance with the Codification.  The Company has included in its disclosures the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810).  The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009.  The Company does not expect the adoption of the new accounting guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (ASC Topic 860) which will require more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

Note 3 — Income Taxes

For the three and nine months ended September 30, 2009, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at September 30, 2009.  No penalties were accrued at September 30, 2009.

Note 4 — Stockholders’ Equity

In January 2009, the Company’s Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company’s common stock.  The repurchase program replaced a similar program the Board of Directors authorized in January 2008 which expired.  In July 2009, the Board of Directors authorized the Company to purchase up to an additional $10,000 of the Company’s common stock under the Company’s existing repurchase program.  As a result, the total amount authorized for share repurchase is $35,000 less the amounts applied to stock repurchases in 2009 to date.  During the nine month period ended September 30, 2009, the Company repurchased 637,902 shares under the program at an average cost of $38.26 per share for a total expenditure of $24,407.  During the three months ended September 30, 2009, the Company repurchased 172,377 shares through open market purchases at an average cost of $39.52 per share for a total expenditure of $6,813.  During the nine months ended September 30, 2008, under the expired program, the Company repurchased 553,700 shares through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.  No share repurchases were made by the Company during the third quarter of 2008.

In March 2009, Allegiant Information Systems, Inc., a wholly owned subsidiary of the Company, completed a plan of merger with an organization that owned the exclusive rights to the travel applications of the software operating system the Company has used since its inception.  In consideration for the acquisition, the Company issued 41,450 shares of its unregistered common stock.

In May 2009, the Company completed a secondary offering for the sale of shares from certain existing stockholders.  The Company did not sell any shares in this underwritten offering.

Note 5 — Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$13,776	$4,890	$65,790	$17,208
Denominator:
Weighted-average shares outstanding	19,822	20,223	20,045	20,295
Weighted-average effect of dilutive securities:
Employee stock options	118	54	138	55
Stock purchase warrants	145	136	145	135
Restricted stock	35	54	32	46
Adjusted weighted-average shares outstanding, diluted	20,120	20,467	20,360	20,531
Net income per share, basic	$0.69	$0.24	$3.28	$0.85
Net income per share, diluted	$0.68	$0.24	$3.23	$0.84

Note 6 — Long-Term Debt

Long-term debt, including capital lease obligations, consists of the following:

	As of September 30,	As of December 31,
	2009	2008

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$7,321	$10,803
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	9,748	11,698
Notes payable, secured by aircraft, interest at 6%, due April 2012	12,061	15,234
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	6,817	10,364
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	4,871	6,697
Notes payable, secured by aircraft, interest at 8%, due June 2011	3,248	4,507
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	6,710	—
Other notes payable	18	36
Capital lease obligations	3,972	5,386
Total long-term debt	54,766	64,725
Less current maturities	(26,019)	(25,338)
Long-term debt, net of current maturities	$28,747	$39,387

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

Note 7 — Short-term investments

The Company’s investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of September 30, 2009				As of December 31, 2008
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$74,311	$98	$(15)	$74,394	$29,088	$126	$(2)	$29,212
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	80,591	257	—	80,848	47,981	442	—	48,423
Total	$154,902	$355	$(15)	$155,242	$77,069	$568	$(2)	$77,635

For the three months ended September 30, 2009 and 2008, proceeds from maturities of short-term investments totaled $9,672 and $9,573, respectively.  For the nine months ended September 30, 2009 and 2008, proceeds from maturities of short-term investments totaled $29,006 and $27,002, respectively.

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. The Company had no realized gains or losses during the three months ended September 30, 2009 and 2008 or during the nine months ended September 30, 2009 and 2008.

Short-term investments had the following maturities as of September 30, 2009:

Maturities	Amount
Year 2009	$29,259
Years 2010 through 2013	125,983
Years 2014 through 2018	—
Thereafter	—
Total	$155,242

Short-term investments had the following maturities as of December 31, 2008:

Maturities	Amount
Year 2009	$43,830
Years 2010 through 2013	33,805
Years 2014 through 2018	—
Thereafter	—
Total	$77,635

Note 8 — Fair Value Measurements

The Company adopted the required provisions of FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) as of January 1, 2008 and adopted certain deferred provisions of this fair value measurements guidance as of January 1, 2009.  The guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Although the adoption of the guidance has not materially impacted its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its consolidated financial statements.

The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments including money market funds, municipal debt securities, and debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have original maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis during the period were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$51,646	$46,709	$4,937	$—
Short-term investments	155,242	—	155,242	—
Total assets valued	$206,888	$46,709	$160,179	$—

Note 9 — Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 39.4% and 52.2% of the Company’s operating expenses for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, aircraft fuel expense represented approximately 37.3% and 54.3%, respectively, of the Company’s operating expenses.

In the past, the Company has entered into financial derivative contracts to manage fuel price volatility.  These financial derivative instruments were not purchased or held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008.  The Company does not have any derivative instruments as of September 30, 2009.

The Company’s fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815).  Therefore, changes in the fair value of such derivative contracts, which amounted to losses of $11 for the nine months ended September 30, 2008, were recorded as a “Loss on fuel derivatives, net” within other (income) expense in the condensed consolidated statements of income.  This amount represents the realized losses from the final derivative contracts that settled in January 2008 after the suspension of the Company’s hedging strategy.  As of September 30, 2009 and 2008, the Company had no derivative instruments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ended September 30, 2009 and 2008.  Also discussed is our financial position as of September 30, 2009 and December 31, 2008. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2008.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We provide limited frequency nonstop scheduled service to leisure destinations.  We provide service primarily to Las Vegas (Nevada), Los Angeles (California), Phoenix (Arizona), Orlando (Florida), Tampa/St. Petersburg (Florida) and Ft. Lauderdale (Florida), six of the most popular leisure destinations in the United States, along with limited service to other leisure destinations.

We fly charter (“fixed fee”) services under long-term contracts (primarily for Harrah’s Entertainment Inc.) and on an on-demand “ad-hoc” basis.

Trends and Uncertainties

During the third quarter of 2009 we achieved a 16.5% operating margin, in typically our weakest quarter of the year.  The results during the quarter largely reflect capacity growth from our expanded route network, depressed yields from the reduction in our average base fare in response to the challenging revenue environment and the impact of the reduction in crude oil prices in 2009 compared to their peak reached during the third quarter of 2008.

Our capacity growth during the third quarter of 2009 was primarily driven by scheduled service departures into new routes not operated during the same period in 2008.  These new routes include service to our sixth leisure destination of Los Angeles, expansion of our Phoenix route network and growth on routes with limited scheduled service to destinations such as Myrtle Beach, South Carolina and Punta Gorda, Florida.  Along with capacity growth that has expanded our network, we also increased flying on existing routes and reduced the degree of seasonal suspensions of flying into our leisure destinations of Tampa Bay/St. Petersburg and Orlando.  This expansion continues the diversification of our route network to cover a majority of the country, which should reduce our exposure to adverse economic conditions to any particular market or region.  We benefited from the maturation of our system, with advertising and promotion cost savings associated with adding leisure destinations from existing small cities and traffic origination from our major leisure destinations.

The state of the U.S. economy has continued to impact airline travel demand resulting in a significant reduction in realized air fares by all carriers.  We believe our ancillary revenue per passenger and our ability to maintain high load factors during this difficult revenue environment, especially during a period of substantial capacity growth, have been key contributors to our financial results for the three and nine months ended September 30, 2009.  Ancillary revenue per passenger increased from $32.36 during second quarter of 2009 to $33.35 for the third quarter of 2009 which has contributed to a $33.24 ancillary revenue per passenger for the first nine months of 2009.

For the three and nine months ended September 30, 2009, aircraft fuel expense declined 22.9% and 38.1% compared to 2008, respectively, and continues to represent a significant portion of our overall operating expenses.  Although we have experienced a reduction in fuel costs during these periods, average cost per gallon increased sequentially from $1.66 per gallon in the second quarter of 2009 to $1.88 per gallon in the third quarter of 2009.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations.

As a result of the recent rise in jet fuel prices and the current weak revenue environment, we expect to moderate our growth during the fourth quarter of 2009.  Our capacity growth will largely be attributable to new routes being added to our network and scheduled service on routes that we did not operate during the fourth quarter of 2008.  We believe this is our best approach to maintain profitability and we expect to continue to quickly adjust capacity up or down as appropriate to react to significant changes in the economy as we have in the past.

Fleet

During the third quarter of 2009, we placed one owned aircraft into service which increased our operating fleet to 44 aircraft at September 30, 2009.  In the fourth quarter of 2009, we expect to place in service two owned aircraft which were on lease to a third party and have now been returned to us.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	September 30, 2009			December 31, 2008			September 30, 2008
	Own(a)(b)	Lease	Total	Own(a)(b)	Lease	Total	Own(a)(b)	Lease	Total
MD82/83/88s	36	4	40	32	2	34	31	2	33
MD87s	4	0	4	4	0	4	4	0	4
Total	40	4	44	36	2	38	35	2	37

(a)	Aircraft owned includes two aircraft subject to capital leases at each of September 30, 2009, December 31, 2008 and September 30, 2008.
(b)

Does not include MD-80 aircraft previously leased to a third party: September 30, 2009 – two, December 31, 2008 – five, September 30, 2008 – six. These aircraft have been gradually returned to us off lease since they were purchased in April 2008. Of the two remaining aircraft that have not been placed into our operating fleet as of September 30, 2009, one was returned to us during the third quarter of 2009 and the other was returned to us in October 2009.

Network

As of September 30, 2009, we offered scheduled service from 58 small cities on 127 routes primarily into our major leisure destinations.  In addition, we have announced nine new routes to our major leisure destinations, including five new routes to Phoenix, two to Orlando, and one each to Tampa Bay/St. Petersburg and Ft. Lauderdale.  These routes will begin service in the fourth quarter of 2009.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of September 30, 2009	As of December 31, 2008	As of September 30, 2008
Major leisure destinations	6	5	5
Other leisure destinations	5	4	4
Small cities	58	57	54
Total cities served	69	66	63

Routes to Las Vegas	40	39	38
Routes to Orlando	29	29	26
Routes to Tampa Bay/St. Petersburg	19	20	15
Routes to Phoenix	15	15	9
Routes to Los Angeles	11	0	0
Routes to Ft. Lauderdale	4	6	6
Other routes	9	4	4
Total routes	127	113	98

Results of Operations

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended September 30,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	32.9	48.6
Salary and benefits	16.8	14.8
Station operations	10.4	8.8
Maintenance and repairs	9.8	8.7
Sales and marketing	2.9	2.7
Aircraft lease rentals	0.4	0.4
Depreciation and amortization	5.7	5.3
Other	4.6	3.8
Total operating expenses	83.5%	93.1%
Operating margin	16.5%	6.9%

We recorded total operating revenue of $133.1 million, income from operations of $21.9 million and net income of $13.8 million for the three months ended September 30, 2009.  By comparison, for the same period in 2008, we recorded total operating revenue of $116.9 million, income from operations of $8.1 million and net income of $4.9 million.

Operating Revenue

Our operating revenue increased 13.9% to $133.1 million for the three months ended September 30, 2009 from $116.9 million for the same period in 2008 due to an increase in scheduled service passengers of 41.3% driven by a 47.5% increase in departures.  The scheduled service passenger growth resulted in increases in ancillary revenue of 46.0% and scheduled service revenue of 9.9%.  These increases were partially offset by a reduction in fixed fee contract revenue of $3.0 million.

System available seat miles (“ASMs”) increased by 42.7% as a result of a 41.9% increase in departures and a 0.4% increase in system average stage length.  The departure growth was driven by additional scheduled service routes into Phoenix, scheduled service to our new leisure destination of Los Angeles and additional service to other leisure destinations which were not operated in the same three month period during the prior year.

  System operating revenue per ASM (“RASM”) declined to 9.86 cents for the three months ended September 30, 2009 from 12.35 cents during the same period in 2008.    The decrease was mainly attributable to a reduction in our scheduled service average base fare of $19.23, or 22.3%, which was partially offset by an increase in ancillary revenue per passenger from $32.28 for the third quarter 2008 to $33.35 for the same period in 2009.  We decreased scheduled service base fares to maintain load factor in the face of industry wide lower fares and economic conditions.

Scheduled service revenue.  Scheduled service revenue increased 9.9% to $81.1 million for the three months ended September 30, 2009, from $73.8 million in the same period of 2008.  The change was a result of a 41.3% increase in the number of scheduled service passengers partially offset by a decrease in the scheduled service average base fare of $19.23 from $86.32 to $67.09.  Scheduled service passenger growth was driven by a 47.5% increase in scheduled service departures partially offset by a 3.9 percentage point reduction in scheduled service load factor.  Scheduled service departures increased from 6,223 to 9,181 quarter-over-quarter.  Of the increase, 697 departures were attributable to our new service to Los Angeles (not operated in 2008) and an increase of 572 departures to our Phoenix market as we added five new routes since the end of third quarter 2008.  We believe the impact of the current economic environment on air travel demand was the primary driver for the reduction in our scheduled service average base fare.

Fixed fee contract revenue.  Fixed fee contract revenue declined 20.8% to $11.3 million in the three months ended September 30, 2009 compared to $14.2 million in the same period of 2008.  The decrease in fixed fee revenue is attributable to a revised Harrah’s contract that went into effect January 1, 2009, a reduction in block hours for the Reno program and additional flying during the third quarter of 2008 under a contract with MLT Vacations that was not renewed.  Under the new Harrah’s contract, Harrah’s reimburses us for the entire amount of fuel costs incurred.  The per-block hour rate we charge Harrah’s is therefore reduced from the rate we charged under the previous Harrah’s contracts under which we had been responsible for a portion of the fuel expenses.  The decrease in revenue was partially offset by new fixed fee flying agreements for the Cuban Family Charter Program which started in June 2009, fixed fee flying for the Department of Defense as a participant in the Civil Reserve Air Fleet (“CRAF”) which started in April 2009 and an agreement with Beau Rivage Resorts, Inc.  As of October 2009, we have ceased flying under the Cuban Family Charter Program and expect other ad- hoc fixed fee flying opportunities to occupy the aircraft that had been dedicated to this program.  In addition, Harrah’s has advised us of its decision to close the Reno program in November 2009.  The Harrah’s program in Laughlin is expected to increase by a similar amount of flying previously operated from Reno.

Ancillary revenue.  Ancillary revenue increased 46.0% to $40.3 million in the three months ended September 30, 2009 up from $27.6 million in the same period of 2008.  The increase was primarily driven by a 41.3% increase in scheduled service passengers and a 3.3% increase in our ancillary revenue per scheduled passenger from $32.28 to $33.35.  The increase in ancillary revenue per scheduled passenger was due to higher prices charged for certain existing products, including our customer convenience fee, which increased from $11.50 to $13.50 in January 2009 and to $14.00 in July 2009.

Other revenue.  We generated other revenue of $0.4 million and $1.3 million during the three months ended September 30, 2009 and 2008, respectively.  The revenue was generated as a result of the April 2008 purchase of six MD-80 aircraft and three engines on lease to another airline.  These six aircraft have been gradually returned to us since they were purchased, with four having been placed into service as of September 30, 2009.  We expect to place into service the two remaining aircraft during the fourth quarter of 2009.  During the three months ended September 30, 2008 we generated lease revenue on all six aircraft compared to lease revenue on two aircraft during the same period in 2009.

Operating Expenses

Our operating expenses increased by 2.2% to $111.2 million during the three months ended September 30, 2009 compared to $108.8 million in the same period of 2008, despite a substantial 41.9% in system departure growth over the same periods.  The main driver of this modest increase in expense was a substantial 45.3% decrease in the system average per-gallon cost of fuel during the three months ended September 30, 2009 compared with the same period in 2008.  Also contributing to our ability to achieve substantial system departure growth with only a small increase in total operating expenses, a 20% increase in our aircraft utilization from 5.0 block hours per aircraft per day in the three months ended September 30, 2008 to 6.0 block hours per aircraft per day in the same period of 2009.  An increase in aircraft utilization spreads fixed costs across a greater number of aircraft operations.

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

Per-Passenger Costs

	Three months ended September 30,		Percentage
	2009	2008	change
Aircraft fuel	$32.68	$58.27	(43.9)%
Salary and benefits	16.66	17.72	(6.0)
Station operations	10.36	10.58	(2.1)
Maintenance and repairs	9.69	10.36	(6.5)
Sales and marketing	2.92	3.18	(8.2)
Aircraft lease rentals	0.38	0.53	(28.3)
Depreciation and amortization	5.70	6.38	(10.7)
Other	4.61	4.58	0.7
Operating expense per passenger	$83.00	$111.60	(25.6)%
Operating expense per passenger, excluding fuel	$50.31	$53.33	(5.7)%

Our per-passenger costs decreased 25.6% primarily due to a $13.0 million decrease in fuel expense as a result of a 37.4% increase in the number of system passengers and a 45.3% reduction in average cost per gallon for the three months ended September 30, 2009 compared to the same period in 2008.

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

Cost Per ASM

	Three months ended September 30,				Percentage
	2009		2008		change
Aircraft fuel	3.24	¢	6.00	¢	(46.0)%
Salary and benefits	1.65		1.82		(9.3)
Station operations	1.03		1.09		(5.5)
Maintenance and repairs	0.96		1.07		(10.3)
Sales and marketing	0.29		0.33		(12.1)
Aircraft lease rentals	0.04		0.05		(20.0)
Depreciation and amortization	0.57		0.66		(13.6)
Other	0.46		0.47		(2.1)
Operating expense per ASM (CASM)	8.23	¢	11.49	¢	(28.4)%
CASM, excluding fuel	4.99	¢	5.49	¢	(9.1)%

Aircraft fuel expense.  Despite our significant quarter-over-quarter expansion of service, aircraft fuel expense decreased 22.9% to $43.8 million for the three months ended September 30, 2009, down from $56.8 million for the same period of 2008, primarily driven by a 45.3% decrease in the system average cost per gallon to $1.88 from $3.44.  System gallons consumed increased to 23.3 million from 16.5 million attributable to our 41.9% system departure growth.

Salary and benefits expense.  Salary and benefits expense increased 29.1% to $22.3 million for the three months ended September 30, 2009 up from $17.3 million for the same period of 2008 mainly as a result of a significant increase in accrued employee bonus expense and an 18.5% increase in the number of full-time equivalent employees.  The increase in accrued employee bonus expense was driven by the significant quarter-over-quarter increase in operating income.  We employed approximately 1,519 full-time equivalent employees at September 30, 2009 compared to 1,282 at September 30, 2008, in line with our fleet growth.  Excluding accrued employee bonus expense, stock compensation expense, and other incentives, our salary and benefits expense per full-time equivalent employee had only a slight increase of 3.7% year-over-year.

Station operations expense.  Station operations expense increased 34.6% to $13.9 million for the three months ended September 30, 2009 compared to $10.3 million for the same period of 2008 principally attributable to a 41.9% increase in system departures.  Our station operations expense per departure decreased 5.1% mostly as a result of our mix of flying.  Fixed fee flying consisted of 15.6% of our total system departures for the three months ended September 30, 2009 compared to 19.1% for the same period in 2008. The station costs related to our fixed fee flying programs are more costly than the rest of our system on a per-departure basis.

Maintenance and repairs expense.  Maintenance and repairs expense increased by 28.6% to $13.0 million for the three months ended September 30, 2009 up from $10.1 million for the same period of 2008.  The increase is largely attributable to the amount of scheduled heavy aircraft maintenance checks during the three months ended September 30, 2009 compared to those maintenance checks performed in the same period of 2008, along with an increase in repair costs of rotable parts due to our fleet growth.  As a result, our average maintenance and repairs expense per aircraft per month increased 8.1% to approximately $98,000 for the three months ended September 30, 2009 compared to approximately $91,000 for the same period in 2008.  The timing of maintenance events causes our maintenance and repairs expense to vary significantly from period to period.  We expect a substantial increase in the expense per aircraft per month as a result of engine and heavy airframe maintenance events scheduled during the fourth quarter of 2009.

Sales and marketing expense.  Sales and marketing expense increased 26.1% to $3.9 million for the three months ended September 30, 2009 compared to $3.1 million for the same period of 2008.  The increase is primarily as a result of advertising expenses from our route network expansion and additional sale promotions during the period, and an increase in credit card discount fees associated with the 9.9% increase in scheduled service revenue and 46.0% increase in ancillary revenue.

Aircraft lease rentals expense.  Aircraft lease rentals expense was relatively flat at $0.5 million for both three months ended September 20, 2009 and 2008.  Four aircraft were under operating lease agreements for the majority of each of the three month periods.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $7.6 million for the three months ended September 30, 2009 from $6.2 million for the same period of 2008.  The increase was a result of reducing the depreciable lives of our engines at the beginning of 2009 and additional depreciation related to non-aircraft equipment purchases during 2009.

Other expense.  Other expense increased by 38.5% to $6.2 million during the three months ended September 30, 2009 compared to $4.5 million in the same period of 2008.  On a per passenger basis, other expense has remained flat as the quarter-over-quarter expense increase was in line with our passenger growth.

Other (Income) Expense

Other (income) expense was relatively flat at $0.4 million for both the three months ended September 30, 2009 and 2008, as a result of a reduction in interest expense due to lower debt balances, offset by less interest income earned on cash balances in 2009 compared to the same period in 2008.

Income Tax Expense

Our effective income tax rate was 35.8% for the three months ended September 30, 2009 compared to 36.5% in the same period of 2008.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates. The lower effective tax rate for 2009 was largely attributable to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision, along with the impact of income tax deductions resulting from the exercise of incentive stock options.

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	28.2	50.4
Salary and benefits	16.4	13.5
Station operations	9.7	8.6
Maintenance and repairs	8.7	8.4
Sales and marketing	3.0	2.9
Aircraft lease rentals	0.3	0.7
Depreciation and amortization	5.1	4.5
Other	4.0	3.9
Total operating expenses	75.4%	92.9%
Operating margin	24.6%	7.1%

We recorded total operating revenue of $423.2 million, income from operations of $104.2 million and net income of $65.8 million for the nine months ended September 30, 2009.  By comparison, for the same period in 2008, we recorded total operating revenue of $381.6 million, income from operations of $27.2 million and net income of $17.2 million.

Operating Revenue

Our operating revenue increased 10.9% to $423.2 million for the nine months ended September 30, 2009 from $381.6 million for the same period in 2008 primarily due to a 50.5% increase in ancillary revenue and a 3.1% increase in scheduled service revenue as we increased scheduled service departures by 27.8% and scheduled service passengers by 28.3%.

ASMs increased by 22.3% as a result of a 23.0% increase in system departures and a 1.0% reduction in system average stage length.  We had a decrease in RASM of 9.3% from 11.24 cents for the nine months ended September 30, 2008 to 10.19 cents in the same period in 2009.  The decrease was mainly attributable to a 19.7% reduction in our scheduled service average base fare offset by an increase in ancillary revenue per passenger.  We decreased scheduled service base fares to maintain load factor in the face of industry wide lower fares and economic conditions.

Scheduled service revenue.  Scheduled service revenue increased 3.1% to $261.0 million for the nine months ended September 30, 2009, from $253.2 million in the same period of 2008.  The slight increase was a result of a 28.3% increase in the number of scheduled service passengers offset by a decrease in the scheduled service average base fare of $16.83 from $85.59 to $68.76.  Scheduled service passenger growth was driven primarily as a result of a 27.8% increase in scheduled service departures.  Scheduled service departures increased from 22,413 to 28,645 year-over-year.  Of the increase, 1,098 departures were attributable to our new service to Los Angeles (not operated in 2008) and there was also an increase of 1,284 in departures to our Phoenix market as we added six new routes since the end of the third quarter of 2008.  The impact of the current economic environment on air travel demand was the main driver for the reduction in our scheduled service average base fare.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 24.8% to $30.9 million during the nine months ended September 30, 2009 from $41.1 million for the same period of 2008.  Block hours under fixed fee agreements declined due to a decrease in flying for the Reno program and a reduction in flying in Tunica, which was a two aircraft program in 2008 and a single aircraft operation in 2009.  This caused a reduction in fixed fee revenue.  The other main cause of reduced fixed fee revenues was a revised Harrah’s contract, which went into effect January 1, 2009.  Under the new Harrah’s contract, Harrah’s reimburses us for the entire amount of fuel costs incurred.  The per-block hour rate we charge Harrah’s is therefore reduced from the rate we charged under the previous Harrah’s contracts under which we had been responsible for a portion of the fuel expenses.

Ancillary revenue.  Ancillary revenue increased 50.5% to $126.2 million for the nine months ended September 30, 2009 from $83.8 million for the same period in 2008, driven by a 28.3% increase in scheduled service passengers and an increase of 17.3% in our ancillary revenue per scheduled service passenger from $28.34 to $33.24.  The increase in ancillary revenue per scheduled service passenger was primarily due to higher prices charged for certain existing products, including our customer convenience fee, which increased from $11.50 to $13.50 in January 2009 and to $14.00 in July 2009.

Other revenue.  We generated other revenue of $5.2 million and $3.5 million during the nine months ended September 30, 2009 and 2008, respectively.  The revenue was generated as a result of the April 2008 purchase of six MD-80 aircraft and three engines on lease to another airline.  The six purchased aircraft have since been returned to us, with four of these aircraft having been placed in service as of September 30, 2009.  We expect to place in service the two remaining aircraft during the fourth quarter of 2009.  The revenue generated from these six leased aircraft included supplemental rents consisting of maintenance deposits.  Maintenance deposits of $4.2 million were recognized as revenue during the nine months ended September 30, 2009 when reimbursements for future maintenance events were not deemed probable, while none were recognized as revenue during the same period in 2008.

Operating Expenses

Our operating expenses declined by 10.0% to $319.0 million for the nine months ended September 30, 2009 compared to $354.4 million in the same period of 2008. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods.

Per-Passenger Costs

	Nine Months Ended September 30,		Percentage
	2009	2008	Change
Aircraft fuel	$28.97	$58.60	(50.6)%
Salary and benefits	16.87	15.71	7.4
Station operations	9.95	10.00	(0.5)
Maintenance and repairs	8.98	9.71	(7.5)
Sales and marketing	3.11	3.38	(8.0)
Aircraft lease rentals	0.35	0.75	(53.3)
Depreciation and amortization	5.30	5.24	1.1
Other	4.12	4.58	(10.0)
Operating expense per passenger	$77.65	$107.97	(28.1)%
Operating expense per passenger, excluding fuel	$48.68	$49.37	(1.4)%

Our per-passenger costs decreased 28.1% as a result of the 10.0% decrease in our total operating expense and a 25.1% increase in the number of system passengers carried for the nine months ended September 30, 2009 as compared with the same period of 2008.  A 48.8% decrease in the average cost per gallon of aircraft fuel was the main driver of our operating expense reduction and contributed to the 50.6% decline in aircraft fuel expense on a per-passenger basis.

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

Cost Per ASM

	Nine Months Ended September 30,				Percentage
	2009		2008		Change
Aircraft fuel	2.87	¢	5.66	¢	(49.3)%
Salary and benefits	1.67		1.52		9.9
Station operations	0.98		0.97		1.0
Maintenance and repairs	0.89		0.94		(5.3)
Sales and marketing	0.31		0.33		(6.1)
Aircraft lease rentals	0.03		0.07		(57.1)
Depreciation and amortization	0.52		0.51		2.0
Other	0.41		0.44		(6.8)
Operating expense per ASM (CASM)	7.68	¢	10.44	¢	(26.4)%
CASM, excluding fuel	4.82	¢	4.77	¢	1.0%

Aircraft fuel expense.  Despite our significant year-over-year expansion of service, aircraft fuel expense decreased 38.1% to $119.0 million for the nine months ended September 30, 2009, down from $192.4 million for the same period of 2008, primarily driven by a 48.8% decrease in the system average cost per gallon to $1.67 from $3.26.  System gallons consumed increased to 71.3 million from 59.0 million attributable to our 23.0% system departure growth.

Salary and benefits expense.  Salary and benefits expense increased 34.5% to $69.3 million for the nine months ended September 30, 2009 up from $51.6 million for the same period of 2008 mainly as a result of a significant increase in accrued employee bonus expense and an 18.5% increase in the number of full-time equivalent employees.  The increase in accrued employee bonus expense was driven by the significant year-over-year increase in operating income.  We employed approximately 1,519 full-time equivalent employees at September 30, 2009 compared to 1,282 at September 30, 2008, in line with our fleet growth.  Excluding accrued employee bonus expense, stock compensation expense, and other incentives, our salary and benefits expense per full-time equivalent employee remained relatively constant with only a slight decrease of 1.6% year-over-year.

Station operations expense.  Station operations expense increased 24.5% to $40.9 million in the nine months ended September 30, 2009 compared to $32.8 million in the same period of 2008 principally attributable to the impact of increased scheduled service departures of 27.8%.  Our station operations expense on a per-departure basis was relatively flat year-over-year with a 1.2% increase.

Maintenance and repairs expense.  Maintenance and repairs expense increased by 15.6% to $36.9 million for the nine months ended September 30, 2009 up from $31.9 million for the same period of 2008.  The increase is a result of more scheduled heavy aircraft maintenance checks performed and impact of our fleet growth on the repair of rotable aircraft parts for the nine months ended September 30, 2009 compared to the same period of 2008, offset by a decrease in the number of engine maintenance events.   Our average maintenance and repairs expense per aircraft per month remained constant for the nine months ended September 30, 2009 compared to the same period in 2008.  The timing of maintenance events cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 15.0% to $12.8 million for the nine months ended September 30, 2009, compared to $11.1 million for the same period of 2008 as a result of advertising expenses associated with entrance into new markets including the new major leisure destination of Los Angeles which launched service in May 2009.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased by 42.3% to $1.4 million for the nine months ended September 30, 2009 down from $2.5 million for the same period of 2008.  Although four aircraft were under operating lease agreements for the majority of both nine month periods, the impact of lower lease rates for the period in 2009 primarily caused the reduction in rental expense.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $21.8 million for the nine months ended September 30, 2009 from $17.2 million for the same period of 2008.  The increase was attributable to the impact of lowering the depreciable lives of our engines at the beginning of 2009 and additional depreciation related to non-aircraft equipment purchases during 2009.

Other expense.  Other expense increased by 12.8% to $16.9 million for the nine months ended September 30, 2009 compared to $15.0 million in same period of 2008.  The increase is primarily due to an increase of $1.1 million in losses attributable to engine dispositions and other expenses associated with our Company’s growth.

Other (Income) Expense

Other (income) expense increased from a net other expense of $0.6 million for the nine months ended September 30, 2008, to a net other expense of $1.1 million for the same period of 2009.  The increased expense is primarily attributable to a reduction of interest income earned on cash balances in 2009 compared to the same period of 2008 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 36.2% for the nine months ended September 30, 2009 compared to 35.2% for the same period of 2008.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our tax rates.  The lower effective tax rate for 2008 was largely attributable to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Percent
	2009	2008	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,339,407	974,600	37.4
Revenue passenger miles (RPMs) (thousands)	1,173,831	858,100	36.8
Available seat miles (ASMs) (thousands)	1,350,284	946,366	42.7
Load factor	86.9%	90.7%	(3.8)
Operating revenue per ASM (RASM) (cents)	9.86	12.35	(20.2)
Operating CASM (cents)	8.23	11.49	(28.4)
Fuel expense per ASM (cents)	3.24	6.00	(46.0)

Operating CASM, excluding fuel (cents)	4.99	5.49	(9.1)
Operating expense per passenger	$83.00	$111.60	(25.6)
Fuel expense per passenger	$32.68	$58.27	(43.9)
Operating expense per passenger, excluding fuel	$50.31	$53.33	(5.7)
Departures	11,117	7,835	41.9
Block hours	24,356	17,153	42.0
Average stage length (miles)	818	815	0.4
Average number of operating aircraft during period	44.0	37.0	18.9
Total aircraft in service end of period	44	37	18.9
Average departures per aircraft per day	2.75	2.30	19.6
Average block hours per aircraft per day	6.0	5.0	20.0
Full-time equivalent employees at period end	1,519	1,282	18.5
Fuel gallons consumed (thousands)	23,346	16,507	41.4
Average fuel cost per gallon	$1.88	$3.44	(45.3)

Scheduled service statistics:
Passengers	1,208,306	854,833	41.3
Revenue passenger miles (RPMs) (thousands)	1,095,291	745,188	47.0
Available seat miles (ASMs) (thousands)	1,218,951	794,730	53.4
Load factor	89.9%	93.8%	(3.9)
Departures	9,181	6,223	47.5
Average passengers per departure	132	137	(3.6)
Block hours	21,425	14,210	50.8
Yield (cents)	7.40	9.90	(25.3)
Scheduled service revenue per ASM (cents)	6.65	9.28	(28.3)
Ancillary revenue per ASM (cents)	3.31	3.47	(4.6)
Total revenue per ASM (cents)	9.96	12.75	(21.9)
Average fare — scheduled service	$67.09	$86.32	(22.3)
Average fare — ancillary	$33.35	$32.28	3.3
Average fare — total	$100.44	$118.60	(15.3)
Average stage length (miles)	888	856	3.7
Fuel gallons consumed (thousands)	20,442	13,629	50.0
Average fuel cost per gallon	$2.05	$3.88	(47.2)
Percent of sales through website during period	85.3%	85.8%	(0.5)

*  Except load factor and percent of sales through website, which is percentage point change

	Nine months ended September 30,		Percent
	2009	2008	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	4,108,161	3,282,810	25.1
Revenue passenger miles (RPMs) (thousands)	3,637,768	2,957,915	23.0
Available seat miles (ASMs) (thousands)	4,152,029	3,395,714	22.3
Load factor	87.6%	87.1%	0.5
Operating revenue per ASM (RASM) (cents)	10.19	11.24	(9.3)
Operating CASM (cents)	7.68	10.44	(26.4)
Fuel expense per ASM (cents)	2.87	5.66	(49.3)
Operating CASM, excluding fuel (cents)	4.82	4.77	1.0
Operating expense per passenger	$77.65	$107.97	(28.1)
Fuel expense per passenger	$28.97	$58.60	(50.6)
Operating expense per passenger, excluding fuel	$48.68	$49.37	(1.4)
Departures	33,666	27,361	23.0
Block hours	75,308	62,083	21.3
Average stage length (miles)	829	837	(1.0)
Average number of operating aircraft during period	41.9	36.1	16.1
Total aircraft in service end of period	44	37	18.9
Average departures per aircraft per day	2.94	2.77	6.1
Average block hours per aircraft per day	6.6	6.3	4.8
Full-time equivalent employees at period end	1,519	1,282	18.5
Fuel gallons consumed (thousands)	71,323	58,995	20.9
Average fuel cost per gallon	$1.67	$3.26	(48.8)

Scheduled service statistics:
Passengers	3,795,377	2,958,101	28.3
Revenue passenger miles (RPMs) (thousands)	3,424,042	2,656,359	28.9
Available seat miles (ASMs) (thousands)	3,783,741	2,951,035	28.2
Load factor	90.5%	90.0%	0.5
Departures	28,645	22,413	27.8
Average passengers per departure	132	132	—
Block hours	67,233	53,223	26.3
Yield (cents)	7.62	9.53	(20.0)
Scheduled service revenue per ASM (cents)	6.90	8.58	(19.6)
Ancillary revenue per ASM (cents)	3.33	2.84	17.3
Total revenue per ASM (cents)	10.23	11.42	(10.4)
Average fare — scheduled service	$68.76	$85.59	(19.7)
Average fare — ancillary	$33.24	$28.34	17.3
Average fare — total	$102.00	$113.93	(10.5)
Average stage length (miles)	882	884	(0.2)
Fuel gallons consumed (thousands)	63,554	50,465	25.9
Average fuel cost per gallon	$1.80	$3.54	(49.2)
Percent of sales through website during period	86.2%	86.6%	(0.4)

*  Except load factor and percent of sales through website, which is percentage point change

Liquidity and Capital Resources

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments increased from $190.8 million at December 31, 2008 to $242.0 million at September 30, 2009.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities available for sale.

Sources and Uses of Cash

Operating Activities:  During the nine months ended September 30, 2009, our operating activities provided $109.2 million of cash compared to $26.3 million during the same period of 2008.  The cash flows provided by operations for the period in 2009 were primarily the result of a 282.3%, or $48.6 million increase in net income and a significant increase in air traffic liability which results from passenger bookings for future travel.  During the same period in 2008, these numbers were at significantly lower levels.

Investing Activities:  Cash used in investing activities during the nine months ended September 30, 2009 was $107.2 million compared to $24.1 million of cash used in investing activities in the same period of 2008.  The primary uses of cash in investing activities during 2009, was the purchase of $106.8 million in available for sale short-term investments offset by proceeds of $29.0 million from the maturities of short-term investments during 2009.  We also used $25.7 million in investing activities for the purchase of property and equipment.  These purchases were comprised of $11.2 million for eight aircraft to be used for spare parts, expenditures of $9.6 million required for the induction of owned aircraft to enter our operating fleet which have come off lease with a third party during the period, and $4.9 million for the purchase of rotable and other parts.  Compared to the 2009 period, we used more cash for the purchase of property and equipment during the nine months ended September 30, 2008, with $49.2 million spent primarily for the purchase of six MD-80 aircraft in April 2008.

Financing Activities:  During the nine months ended September 30, 2009, we used $32.1 million in cash from financing activities compared to the use of $13.0 million during the same period of 2008.  We used cash of $24.4 million to repurchase common stock and $17.0 million to make principal payments on our debt obligations during the nine months ended September 30, 2009.  These financing activities during the period were partially offset by proceeds of $7.0 million attributable to a loan agreement secured by two previously unencumbered aircraft.  The financing activities for the nine months ended September 30, 2008 included $15.8 million to purchase common stock in open market purchases, the retirement of capital lease obligations and other debt repayments, offset by $25.6 million obtained from the financing of ten aircraft.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of September 30, 2009 and the periods in which payments are due (in thousands):

	Total	2009	2010 - 2011	2012 - 2013	Thereafter
Long term debt obligations (1)	$55,071	$9,361	$40,238	$4,641	$831
Capital lease obligations	4,255	555	3,700	—	—
Operating lease obligations (2)	29,163	1,281	9,450	7,342	11,090
Total future payments on contractual obligations	$88,489	$11,197	$53,388	$11,983	$11,921

(1)  Long-term debt obligations include scheduled interest payments.

(2)  Operating lease obligations include aircraft operating leases, our office lease and leases of airport station property.

Critical Accounting Policies and Estimates

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change to these policies during the three months ended September 30, 2009.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and nine months ended September 30, 2009 represented 39.4% and 37.3% of our operating expenses, respectively.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2009, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $4.5 million for the three months ended September 30, 2009, and by approximately $12.2 million for the nine months ended September 30, 2009.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $67.1 million, and short-term investments of $155.2 million at September 30, 2009.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2009 would have affected interest income from cash and short-term investments by $0.1 million.  For the nine months ended September 30, 2009, a hypothetical 100 basis point change would have affected interest income from cash and short-term investments by $0.2 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of September 30, 2009, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the third quarter of 2009. On January 29, 2009, we announced a share repurchase program to acquire through open market purchases up to $25.0 million of our common stock over a period not to exceed 12 months.  In July 2009, we announced that our Board of Directors increased the authority to $35.0 million and eliminated the expiration date for the program.  During the nine months ended September 30, 2009, we have repurchased 637,902 shares of our common stock through open market purchases at an average cost of $38.26 per share for a total expenditure of $24.4 million.  During the three months ended September 30, 2009, we repurchased 172,377 shares at an average cost of $39.52 per share for a total expenditure of $6.8 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2009	—	$—	—	$17,405,769
August 2009	172,377	39.52	172,377	10,593,057
September 2009	—	—	—	10,593,057
Total	172,377	$39.52	172,377	$10,593,057

(1) Average Price Paid per Share has been rounded.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company
10.1	2006 Long-Term Incentive Plan as amended on July 17, 2009
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)     Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: November 6, 2009	By:	/s/ Andrew C. Levy
Andrew C. Levy
President and Principal Financial Officer