Form 10-K
period 2009-12-31
Allegiant Travel CO
filed 2010-03-09
CIK 1362468

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
 None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2009, was approximately $605,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

          The number of shares of the registrant's Common Stock outstanding as of the close of business on March 1, 2010 was 19,909,655.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting to be held on June 8, 2010, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 82

ALLEGIANT TRAVEL COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

i

PART I

Item 1.    Business

Business Overview

        We are a leisure travel company focused on residents of small cities in the United States. We operate a low-cost passenger airline marketed to leisure travelers in small cities, allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. Our route network, pricing philosophy, advertising and diversified product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

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

  •
  Ancillary revenue is generated from air-related charges and third party products. Air-related charges are generated through fees for use of our website to purchase tickets, checked bags, advance seat assignments, priority boarding and other services provided in conjunction with our scheduled air service. We also generate revenue from the sale of third party products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attraction and show tickets. We recognize our ancillary revenue net of amounts paid to service providers, travel agent commissions and credit card processing fees.

        Our strategy is to develop the leisure travel market in small cities by providing nonstop low fare scheduled service to leisure destinations at low prices. We currently provide service to Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California and Ft. Lauderdale, Florida. We also currently provide limited service to other leisure destinations of Punta Gorda, Florida, San Diego, California, Palm Springs, California and the San Francisco Bay Area, California, along with seasonal service to Myrtle Beach, South Carolina.

        Our business strategy has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industry. We have consciously developed a different business model:

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

Our Competitive Strengths

        We have developed a unique business model that focuses on leisure travelers in small cities. We believe the following strengths allow us to maintain a competitive advantage in the markets we serve:

        Focus on Transporting Travelers From Small Cities to Leisure Destinations.    As of February 15, 2010, we provide nonstop low fare scheduled air service from 57 small cities (including seasonal service) primarily to the leisure destinations of Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California and Ft. Lauderdale, Florida. Generally, when we enter a new market, there is no existing nonstop service to our leisure destinations. We believe this nonstop service, along with our low prices and premier leisure company relationships, makes it attractive for leisure travelers to purchase air travel and related services from us.

        By focusing on small cities, we believe we avoid the intense competition presently seen in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service. As of February 15, 2010, we are the only carrier providing nonstop service on all but eight of our 136 routes. Based on published data from the U.S. Department of Transportation ("DOT"), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic after we have begun service on new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers or LCCs, which have tended to focus more on larger markets than the small city markets we serve.

        Low Operating Costs.    We believe low costs are essential to competitive success in the airline industry. Our operating expense per passenger was $81.77 and $104.25 in 2009 and 2008, respectively. Excluding the cost of fuel, our operating expense per passenger was $50.80 for 2009 and $50.83 for 2008.

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

  •
  Low Aircraft Ownership Costs.  We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs. As of February 1, 2010, our operating fleet consists of 46 MD-80 series aircraft and we have made commitments to acquire another 15 MD-80 aircraft we expect to be introduced into service by the end of 2011. MD-80 aircraft are substantially less expensive to acquire than A320 and B737 aircraft and have been highly reliable aircraft.

  •
  Highly Productive Workforce.  We believe we have one of the most productive workforces in the U.S. airline industry with approximately 34 full-time equivalent employees per operating aircraft as of February 1, 2010. We believe this compares favorably with the same ratio for other airlines based on recent publicly available industry data for other airlines. Our high level of employee productivity is created by fleet commonality, fewer unproductive labor work rules, cost-driven scheduling, and the effective use of automation and part-time employees. We benefit from a motivated, enthusiastic workforce committed to high standards of friendly and reliable service. We invest a significant amount of time and resources into carefully developing our training practices and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

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

  •
  Low Distribution Costs.  Our nontraditional approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems ("GDS") (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. We actively encourage sales on our website. This is the least expensive form of distribution and accounted for 86.3% of our scheduled service revenue during 2009. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

        Strong Ancillary Revenues.    We earn ancillary revenue in conjunction with the sale of scheduled air service which represents a significant percentage of our total operating revenue. Our ancillary revenues have grown from $65.0 million in 2007, to $114.6 million in 2008, and $162.7 million in 2009, representing 18.0%, 22.7% and 29.2% of total operating revenues, respectively. On a per scheduled service passenger basis, our ancillary revenues increased from $21.53 per scheduled service passenger in 2007 to $29.43 in 2008 and $33.07 in 2009. We believe ancillary revenue will continue to be a key component in our total average fare and we have proven during 2009 we can sustain high ancillary revenue per passenger levels in a difficult revenue environment.

        Capacity Management.    We actively manage our capacity in our routes to match the supply of seats to the demand existing in a given market, considering any seasonal shifts in demand that may exist. We believe our ability to quickly adjust capacity allows us to operate profitably throughout a changing environment. For example, as a result of the dramatic fuel price increase in late 2007 and the first three quarters of 2008, we reduced capacity with the elimination of some of our long-haul flights and made substantial frequency variations in other markets. These adjustments enabled us to achieve profitability in each quarter of 2008 despite the large losses incurred in the industry. We believe we can adjust appropriately our capacity to achieve a desired level of profitability during 2010 if industry base airfare levels increase closer to historical amounts and fuel prices remain stable. In addition, we believe our low cost aircraft facilitate our ability to adjust service levels quickly and maintain profitability during difficult economic times.

        Strong Financial Position.    We have a strong financial position with significant cash balances. On December 31, 2009, we had $231.5 million of unrestricted cash, cash equivalents and short-term investments. As of December 31, 2009, our total debt was $45.8 million and our debt to total capitalization ratio was 13.6%. We also have a history of growing profitably, having generated net income in 25 of the last 28 quarters. We believe our strong financial position allows us to have greater financial flexibility to grow the business and weather sudden industry disruptions.

        Proven Management Team.    We have a strong management team comprised of experienced and motivated individuals. Our management team is led by Maurice J. Gallagher, Jr. and Andrew C. Levy, each of whom has an extensive background in the airline industry. Mr. Gallagher was the president of WestAir Holdings, Inc. and built WestAir into one of the largest regional airlines in the U.S. prior to its sale in 1992 to Mesa Air Group. He was also one of the founders of ValuJet, Inc., which is known today as AirTran Holdings, Inc. Mr. Levy was a former manager of ValuJet where he quickly advanced into roles of increasing responsibility and later worked for an airline investment and advisory firm.

Our Business Strategy

        To continue the growth of our business and increase our profitability, our strategy will be to continue to offer a single class of air travel service at low fares, while maintaining high quality standards, keeping our operating costs low and pursuing ways to make our operations more efficient. We intend to grow by adding flights on existing routes, entering additional small cities, connecting our existing small cities to more of our leisure destinations, providing service to more leisure destinations and expanding our relationships with premier leisure companies.

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

        Since the beginning of 2004, we have expanded our scheduled air service from six to 57 small cities as of February 15, 2010, including seasonal service. These 57 small cities have an aggregate population in excess of 50 million people within a 50-mile radius of the airports in those cities. In most of these cities, we provide service to more than one of our leisure destinations. We expect to grow our service to leisure destinations by adding frequency from some existing small city markets and initiating service from additional small cities. We believe our business model would be suitable for approximately 100 small cities in the U.S., Canada and Mexico.

        We also believe there are several other major leisure destinations that share many of the same characteristics as Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles and Ft. Lauderdale. These potential markets include Hawaii, several other popular vacation destinations in the U.S. (including the possible expansion of our current limited service to destinations such as Punta Gorda, Florida and San Diego, California), Mexico and the Caribbean.

        Develop New Sources of Revenue.    We have identified three key areas where we have built and believe we can grow our ancillary revenues:

  •
  Unbundling the Traditional Airline Product.  We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have created new sources of revenue by charging fees for services many U.S. airlines historically bundled in their product offering. We believe by offering a simple base product at an attractive low fare we can drive demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not offer complimentary advance seat assignments; however, any customer can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue to increase ancillary revenue by further unbundling our air travel product.

  •
  Expand and Add Partnerships with Premier Leisure Companies.  We currently work with many premier leisure companies in our leisure destinations that provide ancillary products and services we sell to our customers. For example, we have contracts with Harrah's Entertainment and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers. During 2009, we generated revenue from the sale of more than 500,000 hotel rooms. By expanding our existing relationships and seeking additional partnerships with premier leisure companies, we believe we can increase the number of products and services offered to our customers and generate more ancillary revenue. In 2010, we began an initiative to emphasize and focus on revenue growth from third party products. We believe our efforts to enhance software capabilities and provide additional offerings, along with our loyal customer base could result in meaningful long-term revenue growth.

  •
  Leverage Direct Relationships With Our Customers.  Since approximately 86% (during 2006 through 2009) of our scheduled service revenue is purchased directly through our website, we are able to establish direct relationships with our customers by capturing their email addresses for our database. This information provides us multiple opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a "one-stop" shopping solution to enhance their travel experience.

        Continue to Focus on Reducing Our Operating Costs.    We intend to continue to focus on reducing our costs to remain one of the lowest cost airlines in the world, which we believe is instrumental to increasing profitability. We expect to drive operational efficiency and reduce costs in part by growing our network. We will expand our network by increasing the frequency of our flights in existing small city markets, expanding the number of small cities we serve, and increasing the number of leisure destinations, all of which permits us to increase the utilization of our employees and assets, spreading our fixed costs over a larger number of departures and passengers.

        Minimize Fixed Costs to Increase Strategic Flexibility.    We believe our low aircraft ownership costs and the lower costs associated with our small city market strategy provide us with a lower level of fixed costs than other U.S. airlines. We believe our low level of fixed costs provides us with added flexibility in scheduling our services and controlling our profitability. For example, with lower fixed costs we are better able to quickly adjust capacity to suit market, fuel or economic conditions, enter or exit markets and match the size and utilization of our fleet to limit unprofitable flying and increase profitability.

Routes and Schedules

        Our current scheduled air service predominantly consists of limited frequency, nonstop flights into Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles and Ft. Lauderdale from small cities (including seasonal service) across the continental United States. As of February 15, 2010, we offered scheduled service from 57 small cities on 136 routes in 35 states. We believe our route network expansion has provided us geographic diversity with which provides protection from competitive influences in the markets we serve and continued growth in our customer base.

        We attempt to match the frequency of flights with market demand. We rarely have daily flights in our markets, nor do we generally offer multiple flights per day. In most cases, we offer several flights per week in each of our markets. We regularly adjust frequency in our markets as demand warrants.

        In addition, we temporarily suspend flying some of our Florida and Phoenix, Arizona routes for varying periods (depending on the route) between the middle of August and the beginning of November as leisure demand to these destinations tends to be quite weak during this time. We schedule crew training, aircraft maintenance and additional charter flying to coincide with these periods. We also fly on a seasonal basis routes to Myrtle Beach, South Carolina during the summer months when demand is stronger.

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

        Once a market is classified as attractive, we begin a rigorous analysis of the costs of providing service to that market. The major costs under consideration would be the initial and ongoing advertising costs to gain and maintain name recognition, airport charges, ground handling and fuel costs. The demand for nonstop air service in our markets often gives us leverage to attract financial support from the cities and airports we serve in the form of shared advertising costs or abatement or reduction of airport fees.

        Our fixed fee flying predominately consists of flying under an agreement with Harrah's Entertainment Inc. with one aircraft based in Tunica, Mississippi and two aircraft in Laughlin, Nevada. Tunica also utilizes one aircraft three days a week from our Florida scheduled service operations to support its fixed fee flying. We are a participant in the Civil Reserve Air Fleet ("CRAF") which allows us to bid on and be awarded peacetime airlift contracts with the military. During periods when aircraft are not utilized for scheduled service flying, we typically seek out additional charter service and ad hoc flying.

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

Sales and Distribution

        We sell air transportation that may be packaged, at the passenger's discretion, with other products such as hotels, rental cars, and tickets to popular tourist attractions in our leisure destinations. We have chosen to maintain full control over our inventory and only distribute our product through our website, our call center, or at our airport ticket counters. We do not sell through Expedia, Travelocity, Orbitz or any other internet travel agencies nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points and also permits us to develop and maintain a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.

        In March 2009, we completed an acquisition of the operating software we have used since our inception. This will provide us more control over our automation. We are focused on the development of our software and have made further hardware and database platform purchases to provide us with the necessary capacity to continue our growth. The hardware and database upgrades will allow for additional offerings of web based products. We believe our control over the development will enable us to provide our customers with products unique to us, will further differentiate us in the travel industry and will expand our customers' travel experience.

        In 2010, we have begun a Company initiative to emphasize and focus on revenue growth from third party products. We do not anticipate significant short-term revenue growth. We believe our efforts to enhance software capabilities and provide additional product offerings, along with our loyal customer base could result in meaningful revenue growth.

        We market our services through advertising and promotions in newspapers, magazines, television and radio and through targeted public relations and promotional efforts in our small city markets. We currently advertise in more than 400 print circulations. We also rely on public relations and word-of-mouth to promote our brand. We generally run special promotions in coordination with the inauguration of service into new markets. Starting approximately 60 days before the launch of a new route, we undertake a major advertising campaign in the target market and local media attention frequently focuses on the introduction of our new service.

        We have a database of more than one million email addresses from past customers and visitors to our website, and use blast emails to communicate special offers to this group. The heaviest concentration of air-only sales occurs in the period 30 to 60 days before departure, and occurs 30 to 90 days before departure for air-hotel package sales. We commonly use email promotions directed toward the customers in our database as a vehicle for selling unsold seats in the period two to three weeks before departure.

        All of our bookings must be made on our website, through our call center or at our airport ticket counters, even if booked through travel agents. The percentage of our scheduled service bookings on our website has exceeded 85% in each of the last four years. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.

Pricing, Revenue Management and Ancillary Revenue

        Our low fares are designed to stimulate demand from price-sensitive leisure travelers who might not have traveled to our leisure destinations due to the expense and inconvenience involved prior to our initiation of non-stop service. Our fare structure generally comprises six "buckets," with prices generally increasing as the number of days prior to travel decreases. Prices in the highest bucket are typically less than three times the prices in the lowest bucket. All our fares are one-way and non-refundable, although they may be changed for a $50 charge per segment. Customers may avoid change fees by buying our travel protection product (Trip-Flex) at the time of purchase.

        We try to maximize the overall revenue of our flights by watching inherent demand on a given route on any given day and managing the number of seats we offer for sale in these six "buckets". The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares designed to maximize revenue. This ability to accurately adjust prices based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity. We believe effective yield management has contributed to our strong financial operating performance and is a key to our continued success.

        Ancillary revenue is derived from third party products and air-related charges associated with the trip of our customer. Air-related charges include fees for using our reservation center or website to purchase air travel; checked bags and overweight bags; unlimited changes to reservations (our Trip-Flex product); seat selection; priority boarding; and several other aspects of air travel. Pricing of certain air-related charges such as our customer convenience fee and booking fee is based on an established fixed price. Other air-related charges such as baggage fees and priority boarding fees are adjusted market to market based on customer demand to seek to increase revenue potential.

        Along with our air-related charges, the sale of third party products is the other component of our ancillary revenue. We offer our customers the opportunity to purchase hotels, rental cars, show tickets, night club packages and other attractions packaged with air travel. Our third party offerings are available to customers based on our agreements with various premier travel and leisure companies. As of February 1, 2010, we have agreements to offer rooms from approximately 330 hotels and tickets to over 40 attractions in our leisure destinations. In addition, we have an exclusive agreement with one rental car operator for the sale of rental cars packaged with air travel at all of our major leisure destinations and most of our other leisure destinations. Pricing of attractions, shows and tours are based on a net-pricing model. Each product can be adjusted market to market based on customer demand and take rate.

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

        Our competitors and potential competitors include legacy airlines, LCCs, regional airlines and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. In a limited number of cases, competitors have chosen to add service, reduce their fares or both, in some of our markets following our entry. In a few cases, other airlines have entered after we have developed a market.

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

        Our 150-seat MD-80 aircraft, with an average seat pitch of 31 to 32 inches, offer a comfortable alternative to the 37 to 86 seat regional jets that secondary market travelers are accustomed to flying as part of the hub and spoke networks of the legacy carriers. Additionally, we believe the MD-80's three-by-two seating configuration is well liked by the traveling public because 80% of all seats are window or aisle seats. We adhere to the successful model pioneered by Southwest by offering a single class of service; however, unlike Southwest, we offer assigned seating at the airport. We also offer advance seat assignments and priority boarding for a fee which depends on the route served and location of the seat on the aircraft.

        Our small city strategy has reduced the intensity of competition we might otherwise face. We are the only scheduled carrier in five of the small city airports we serve as of February 1, 2010, the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, the only scheduled carrier operating out of Phoenix-Mesa Gateway Airport in Phoenix, and one of only three carriers serving the St. Petersburg-Clearwater International Airport. Virtually all U.S. airlines serve Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles and Ft. Lauderdale and could become more competitive in the future.

        As of February 1, 2010, we face direct competition on only eight of our 136 routes. We compete with AirTran on four routes into Orlando. We face competition with US Airways on one route to Las Vegas (Fresno); however, most of the flights US Airways operates in that market use smaller regional jet aircraft. We also compete with United Express turboprops in the Fresno to Las Vegas route and the Eugene to San Francisco Bay Area route. In addition, we compete with Horizon Air turboprops on one route to Los Angeles (Medford) and with Alaska Airlines on one route to Las Vegas (Bellingham).

        Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to our leisure destinations from airports near our small city markets. For example, we fly to Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas on Alaska Airlines, Southwest or US Airways. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Northwest, although all of these legacy carriers currently utilize regional aircraft to access their hubs and then mainline jets to access Las Vegas. Legacy carriers offering these segments with connecting flights and use of regional aircraft, tend to charge higher and restrictive fares. In addition, these alternatives to our direct flight service have a much longer elapsed time of travel.

        We also face indirect competition from automobile travel in our short-haul flights, primarily to our Florida leisure destinations. We believe our low cost pricing model, customer service, and the convenience of air transportation help us compete favorably against automobile travel.

        In our fixed fee operations, we compete with the aircraft of other scheduled airlines as well as with independent passenger charter airlines such as Xtra. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service and reputation.

People

        We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and retain some of the best professionals available in the airline business. Full-time equivalent employees at February 1, 2010 consisted of 302 pilots, 359 flight attendants, 309 airport operations personnel, 231 mechanics, 118 reservation agents, and 218 management and other personnel. As of February 1, 2010, we employed 1,328 full-time and 406 part-time employees, which we consider to be 1,537 full-time equivalent employees.

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

        In February 2010, we agreed with our in-house pilot association on a new compensation and benefits arrangement for our pilots. The terms of the arrangement will become effective in May 2010, will become amendable in November 2013 and include base pay scale variability based on profitability. The base pay scale is determined twice a year based on a rolling twelve month operating margin ranging up to and above 20%.

Aircraft and Fleet

        Our operating fleet of 46 aircraft consists of 28 MD-83, four MD-87, eight MD-82 aircraft, and six MD-88 aircraft as of February 1, 2010. We generally utilize our 130-seat aircraft (MD-87) for our fixed fee flying and our 150-seat aircraft (MD-82/83/88) for our scheduled service. As of February 1, 2010, we own 40 of our aircraft—17 are owned free and clear, and 23 are owned subject to financing scheduled to be fully paid over the next four years. An additional two aircraft are subject to capital leases under which we expect to take ownership within the next three years. We lease the remaining four aircraft under operating leases which expire through 2014.

        In the fourth quarter of 2009, we entered into purchase agreements for 20 MD-80 series aircraft for delivery in the first three quarters of 2010. The aircraft include 15 MD-82/83 aircraft which we expect to place into service by the end of 2011. The remaining five aircraft are MD-87 aircraft which we expect to use as a source of spare engines and spare parts.

        We believe conditions in the market for high quality used MD-80 class aircraft are favorable for buyers and believe there is ample availability of suitable aircraft to permit growth well beyond the aircraft recently contracted for. However, MD-80 series aircraft and Pratt & Whitney JT8D-200 series engines are no longer manufactured. This could cause a shortage of additional suitable aircraft, engines or spare parts over the long term. If the FAA adopts regulations to limit the age of aircraft in the U.S., we may need to seek replacement of our current aircraft fleet sooner than anticipated. From time to time, we consider the acquisition of a newer aircraft type to replace our existing fleet or to expand our operations. Before making any decision to acquire a newer aircraft type, we carefully evaluate its effect on our cost structure and the potential additional revenue to be generated.

        In March 2010, we entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2012. These aircraft will provide us the ability to serve longer haul markets, including the expectation to serve Hawaii after we receive regulatory approval for extended over water operations.

        Our aircraft range from 14 to 24 years old with an average age of 20.4 years as of February 1, 2010. As of February 1, 2010, the average number of cycles on our fleet was approximately 29,700 cycles and the highest number of cycles on any of our aircraft was approximately 47,000. A cycle is defined as one take-off and landing and is a measure often used by regulators in determining the applicability of aging aircraft requirements. We historically operate approximately 1000 cycles per aircraft per year.

Maintenance

        We have an FAA-approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Consistent with our core value of safety, all mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft and associated maintenance records in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance, and component and engine overhaul and repair. Scheduled line maintenance is generally performed by our personnel. We contract with outside organizations to provide heavy maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own heavy maintenance, engine overhaul or component work. Our management closely supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. We closely supervise the outsourced work performed by our heavy maintenance and engine overhaul contractors.

        Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. We perform this work at our maintenance bases in Las Vegas, Orlando (at both Orlando International Airport where we opened a base in February 2010 and Orlando Sanford International Airport), Phoenix, Tampa/St. Petersburg, Los Angeles, Ft. Lauderdale, Bellingham (Washington), Tunica (Mississippi), and Laughlin (Nevada) with the Laughlin and Tunica bases supporting our fixed fee flying services. In addition, we have announced we will establish a new operational aircraft base at Grand Rapids, Michigan, one of our small cities, in April 2010. For unscheduled requirements that arise away from our maintenance bases, we subcontract our line maintenance to outside organizations under customary industry terms.

        Heavy maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur approximately every 18 months on each aircraft and can range in duration from two to six weeks, depending on the magnitude of the work prescribed in the particular check. In December 2009, we entered into a contract with AAR Corp., one of the largest maintenance, repair and overhaul facilities, to perform airframe heavy maintenance checks through the end of 2015. We also utilize AAR Corp., along with Flight Star, another FAA approved airframe heavy maintenance vendor, for induction services to ready newly acquired aircraft to enter our operating fleet.

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

Aircraft Fuel

        Fuel is our largest operating expense. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We do not currently use financial derivative products to hedge our exposure to jet fuel price volatility.

        In an effort to reduce our fuel costs, we have sought to become involved at an earlier stage in the fuel distribution channels. In this regard, we formed a wholly-owned subsidiary which entered into a limited liability company operating agreement with an affiliate of Orlando Sanford International Airport to engage in contract fueling transactions for the provision of aviation fuel to airline users at that airport. In addition, we have invested in fuel storage units and fuel transportation facilities involved in the fuel distribution process. These efforts could result in the creation of additional joint ventures to further our involvement in the fuel distribution process. By reason of these activities, we could potentially incur material liabilities, including possible environmental liabilities, to which we would not otherwise be subject.

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

        FAA.    The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, providing scheduled service to certain destinations may require governmental authorization. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA's judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

        The FAA also has the authority to promulgate rules and regulations and issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, increased security precautions, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft and operational requirements and procedures. Such rules, regulations and directives are normally issued with the opportunity to comment, however, they may be issued without advance notice or opportunity for comment if, in the FAA's judgment, safety requires such action.

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

        Environmental.    We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions, and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. These agencies have enforcement powers similar to DOT's and FAA's described above. In addition, we may be required to conduct an environmental review of the effects projected from the addition of service at airports.

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

        Future Regulation.    Congress, the DOT, the FAA, the EPA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the EPA, other agencies or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

        Civil Reserve Air Fleet.    In February 2009 we received approval to become a participant in the Civil Reserve Air Fleet (CRAF) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF approval, we are eligible to bid on and be awarded peacetime airlift contracts with the military. We have been awarded several contracts since we obtained our approval in February 2009.

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

General Information

        Our principal executive offices are located at 8360 South Durango Drive, Las Vegas, Nevada 89113. Our telephone number is (702) 851-7300. Our website addresses are http://www.allegiantair.com and http://www.allegianttravelcompany.com. We have not incorporated by reference into this annual report the information on our websites and you should not consider it to be a part of this document. Our website addresses are included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through our website at ir.allegiantair.com, as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors

        An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Allegiant

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

        Fuel costs constitute a significant portion of our total operating expenses, representing approximately 38% during 2009 and 51% during 2008. Although we experienced a reduction in the average cost per gallon to $1.76 during 2009, down from $2.98 during 2008, our average cost per gallon increased sequentially each quarter of 2009 and costs remain higher than long-term historical averages. The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations. Significant increases in fuel costs have negatively affected our operating results in the past and future price increases could harm our financial condition and results of operations.

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

Current negative economic conditions may adversely affect travel from our small city markets to our leisure destinations.

        The U.S. economy continues to be impacted by high unemployment and other factors which may reduce the wealth and tighten spending of consumers. Leisure travel is aligned with discretionary spending and it is uncertain to what extent these economic conditions will affect consumers and leisure travel. These conditions could impact demand for airline travel in our small city markets or to our leisure destinations.

Our reputation and financial results could be harmed in the event of an accident or new regulations affecting our aircraft or other MD-80 aircraft.

        An accident or incident involving one of our aircraft, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

        Additionally, our dependence on this single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems that might be associated with, or aging aircraft requirements affecting, this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The Federal Aviation Administration ("FAA") could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline's aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD-80 aircraft.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

        We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website and other automated systems. Any failure by us to handle our automation needs could negatively affect our Internet sales and customer service and result in increased costs.

        Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, loss of revenue, increase our expenses and generally harm our business.

        In the processing of our customer transactions, we receive and store credit card and other identifiable personal data. This data is increasingly subject to legislation and regulation typically intended to protect the privacy of personal data that is collected, processed and transmitted. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection become more sensitive issues, we may also become exposed to potential liability. These and other privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

Our maintenance costs will increase as our fleet ages.

        Our aircraft range from 14 to 24 years old, with an average age of 20.4 years as of February 2010. In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft. FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

        In addition, we may be required to comply with any future aging aircraft issues, law changes, regulations or airworthiness directives. We cannot assure you our maintenance costs will not exceed our expectations.

        We believe our aircraft are and will continue to be mechanically reliable. We cannot assure you our aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of our fleet, any public perception that our aircraft are less than completely reliable could have an adverse effect on our bookings and profitability.

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

        Almost all of our scheduled flights and announced service have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles or Ft. Lauderdale as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

Our business could be harmed if we lose the services of our key personnel.

        Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., our president and chief financial officer, Andrew C. Levy, and a small number of management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher or Mr. Levy. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

If our credit card processing company were to require significant holdbacks for processing credit card transactions for the purchase of air travel and other services, our cash flow would be adversely affected.

        Credit card companies sometimes require holdbacks when future air travel and other future services are purchased through credit card transactions. We rely on a single credit card processing company at this time. As virtually all of our scheduled service and ancillary revenue is paid with credit cards and our credit card processing agreement does not require a significant holdback, our cash flow would suffer in the event the terms of our current agreement were changed or terminated. Although we believe we would be able to secure a replacement credit card processing agreement if our current agreement is terminated, the terms of any new agreement may not be as favorable to us. These cash flow issues could be exacerbated during periods of rapid growth as we would be incurring additional costs associated with our growth, but our receipt of these revenues would be delayed.

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

Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs.

        Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft, including rules regarding assumed average passenger weight, that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, and increased inspection and maintenance procedures to be conducted on aging aircraft. The cost of complying with the laws, rules and regulations in the future cannot be predicted and could significantly increase our costs of doing business.

        Climate change legislation has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire allowances sufficient to offset the emissions resulting from combustion of their fuels. We cannot predict if this or any similar legislation will pass the Congress or, if passed and enacted into law, how it would specifically apply to the airline industry. In addition, the Administrator of the Environmental Protection Agency (EPA) recently issued an announcement concluding that current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare. Although legal challenges and legislative proposals are expected, the finding could ultimately result in EPA regulation of commercial aircraft emissions. These developments and any additional legislation or regulations addressing climate change are likely to increase the costs of doing business as an airline in the future and the increases could be material. Increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers.

        In April 2006, the FAA indicated it intends to issue regulations limiting the age of aircraft that may be flown in the U.S. The announcement did not indicate the maximum age that would be allowed, the effective date of the regulation or any grandfathering provisions. More recently, the FAA announced its intention to update its crewmember flight, duty and rest regulations based on fatigue science, with public comment on proposed rules expected to be invited in spring 2010. These regulations, if and when implemented, could have a material effect on our future operations.

Airlines are often affected by factors beyond their control, including air traffic congestion, weather conditions, increased security measures and the outbreak of disease, any of which could harm our operating results and financial condition.

        Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports and en route, adverse weather conditions, increased security measures and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition. An outbreak of a disease that affects travel behavior, such as severe acute respiratory syndrome (SARS) or

H1N1 virus (swine flu), could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease or other travel advisories could dampen demand for our services even if not applicable to our markets. Resulting decreases in passenger volume would harm our load factors, could increase our cost per passenger and adversely affect our profitability.

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

Item 1B.    Unresolved Staff Comments

        Not Applicable.

Item 2.    Properties

Aircraft

        As of December 31, 2009, our total operating fleet consisted of 46 MD-80 aircraft. The following table summarizes our total fleet as of December 31, 2009:

Aircraft Type	Leased	Owned(a)	Total	Seating Capacity (per aircraft)	Average Age in Years
MD-88/82/83	4	38	42	150	20.3
MD-87	—	4	4	130	21.8

Total	4	42	46		20.4

(a)
Aircraft owned includes two aircraft subject to capital leases.

        As of December 31, 2009, we own 40 of our aircraft—17 are owned free and clear, and 23 are owned subject to financing scheduled to be fully paid over the next three years. An additional two aircraft are subject to capital leases under which we expect to take ownership within the next four years. We lease the remaining four aircraft under operating leases which expire through 2014. As of December 31, 2009, our entire fleet of 46 aircraft is in operating service.

Ground Facilities

        We lease facilities at each of our leisure destinations and several of the other airports we serve. Our leases for our terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have terms of less than two years in duration and can generally be terminated with a 30 to 60 day notice. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

        We have operational bases at airports at each of the major leisure destinations we serve and also at Bellingham International Airport, where we serve routes to Las Vegas, Phoenix, Los Angeles, and three other leisure destinations. We have established an operational base in Orlando International Airport in February 2010 in addition to our existing base at the Orlando Sanford International Airport. Routes into Orlando, Florida from ten of our small cities will be shifted from Orlando Sanford International Airport to Orlando International Airport by March 2010 utilizing this new operational base. In addition, we have announced we will establish a new operational base at Grand Rapids, Michigan in April 2010. We currently provide service from Grand Rapids to five of our major leisure destinations, with seasonal service to Myrtle Beach, South Carolina beginning when the operational base opens in April 2010.

        We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport and Orlando Sanford International Airport for our main line maintenance operations. We also lease additional warehouse space in Las Vegas for aircraft parts and supplies warehouse. The following table below details the airport locations we utilize as operational bases:

Airport	Location
McCarran International Airport	Las Vegas, Nevada
Orlando Sanford International Airport	Orlando, Florida
Orlando International Airport (base opened February 2010)	Orlando, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Los Angeles International Airport	Los Angeles, California
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Bellingham International Airport	Bellingham, Washington
Gerald R. Ford International Airport (base opening April 2010)	Grand Rapids, Michigan
Tunica Airport	Tunica, Mississippi
Laughlin Bullhead International Airport	Bullhead City, Nevada

        The Phoenix-Mesa Gateway Airport completed an expansion of its existing terminal in 2009 using the proceeds of a $3.0 million loan provided by us in 2008. Further expansion has begun, with construction on additional space in the terminal expected to be completed in the fourth quarter of 2010. With completion of this additional expansion project, we believe we will have access to sufficient gate space to accommodate several years of growth at this airport. The Bellingham International Airport is exploring the possibility of an expansion project which we also believe will allow for sufficient gate space for long-term growth. We believe we have sufficient access to gate space for current and future operations at all other airports we serve.

        Our primary corporate offices are located in Las Vegas, where we lease approximately 65,000 square feet of space under a lease that expires in April 2019. We also lease approximately 10,000 square feet of office space in a building adjacent to our corporate offices which is utilized for training and other corporate purposes. The corporate office lease has two five-year renewal options, but we have the right to terminate the lease after the seventh year in April 2015 and the right to purchase the building from the landlord after the third year of the lease in April 2011. We are also responsible for our share of common area maintenance charges. In both leases, the landlord is a limited liability company in which certain of our officers and directors own significant interests as non-controlling members.

Item 3.    Legal Proceedings

        We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

        Our common stock is quoted on the Nasdaq Global Select Market. On March 1, 2010, the last sale price of our common stock was $53.00 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2009
1st Quarter	$48.98	$32.07
2nd Quarter	$57.52	$33.20
3rd Quarter	$47.45	$37.21
4th Quarter	$48.99	$34.88
2008
1st Quarter	$32.46	$19.97
2nd Quarter	$28.93	$18.52
3rd Quarter	$35.94	$15.89
4th Quarter	$49.06	$23.52

        As of February 1, 2010, there were approximately 216 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding options, stock appreciation rights ("SARs"), warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued upon Exercise of Outstanding Options, SARs, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, SARs, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(a)	745,000	$32.07	1,628,742
Equity compensation plans not approved by security holders(b)	162,500	$4.40	N/A
Total	907,500	$27.12	1,628,742

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards issued. In addition to the above, there are 42,076 shares of nonvested restricted stock as of December 31, 2009.

(b)
The shares shown as being issuable under equity compensation plans not approved by our security holders consist of warrants granted to the placement agent in our private placement completed in May 2005.

Dividend Policy

        We have not declared or paid any dividends since our public offering in 2006. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, cash from operations, business conditions, capital requirements and other factors deemed relevant to our Board of Directors.

Our Repurchases of Equity Securities

        The following table reflects our repurchases of our common stock during the fourth quarter of 2009. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted either the full amount of vested shares or the portion of vested shares necessary to satisfy withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2009	1,495	$38.90	None	$10,593,057
November 2009	None	N/A	None	$10,593,057
December 2009	20,989	$41.60	None	$10,593,057

Total	22,484	$41.42	None	$10,593,057

(1)
Represents the remaining dollar value of open market purchases of the Company's common stock which was authorized by the Board of Directors under a share repurchase program. On January 29, 2010, the Board of Directors increased this remaining authority to $25.0 million.

        During 2009, our Board of Directors authorized up to $35.0 million of stock repurchases in the market. During the first three quarters of 2009, we repurchased 637,902 shares for a total of $24.4 million. We did not make any open market stock repurchases during the fourth quarter of 2009.

Stock Price Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 8, 2006 (the date our common stock was first traded) and ending on the last day of 2009. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 8, 2006, and further assumes the reinvestment of all dividends. The December 8, 2006 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from December 8, 2006 to December 31, 2009, is not necessarily indicative of future results.

	12/08/06	12/31/06	12/31/07	12/31/08	12/31/09
ALGT	$100.00	$155.89	$178.56	$269.83	$262.06
Nasdaq Composite Index	$100.00	$99.09	$108.82	$64.70	$93.10
AMEX Airline Index	$100.00	$99.23	$58.39	$41.30	$57.54

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

Item 6.    Selected Financial Data

        The following financial information for each of the five years ended December 31, 2009, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2009 classifications. In particular, the consolidated statement of income data below reflects the separate presentation within operating revenue of the ancillary revenue categories of air-related charges and third party products.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Operating revenue:
Scheduled service revenue	$346,222	$330,969	$258,943	$178,349	$90,664
Ancillary revenue:
Air-related charges	143,001	95,490	48,333	19,950	6,655
Third party products	19,715	19,106	16,694	9,912	4,539

Total ancillary revenue	162,716	114,596	65,027	29,862	11,194
Fixed fee contract revenue	43,162	52,499	35,339	33,716	30,642
Other revenue	5,840	5,948	1,264	1,423	—

Total operating revenue	557,940	504,012	360,573	243,350	132,500

Operating expenses:
Aircraft fuel	165,000	229,640	152,149	101,561	52,568
Salary and benefits	90,006	72,007	55,593	37,453	23,090
Station operations	53,993	43,476	33,724	24,866	14,090
Maintenance and repairs	52,938	41,465	25,764	19,482	9,022
Sales and marketing	16,458	14,361	12,803	9,293	5,625
Aircraft lease rentals	1,926	2,815	3,004	5,102	4,987
Depreciation and amortization	29,638	23,489	15,992	10,584	5,088
Other	25,728	20,911	17,484	12,456	9,529

Total operating expenses	435,687	448,164	316,513	220,797	123,999

Operating income	122,253	55,848	44,060	22,553	8,501

Other (income) expense:
Loss (gain) on fuel derivatives, net	—	11	(2,613)	4,193	(612)
Loss (earnings) from unconsolidated affiliates, net	84	(96)	(457)	—	—
Other expense	—	—	63	—	—
Interest income	(2,474)	(4,730)	(9,161)	(2,973)	(1,225)
Interest expense	4,079	5,411	5,523	5,517	3,009

Total other (income) expense	1,689	596	(6,645)	6,737	1,172

Income before income taxes	120,564	55,252	50,705	15,816	7,329

Provision for income taxes:
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	6,425	—
Tax provision, current year	44,233	19,845	19,196	651	37

Net income	$76,331	$35,407	$31,509	$8,740	$7,292

Earnings per share:
Basic	$3.82	$1.75	$1.56	$1.23	$1.11
Diluted(1)	$3.76	$1.73	$1.53	$0.52	$0.56

(1)
The number of weighted average diluted shares outstanding for purposes of calculating 2005 earnings per share includes our redeemable convertible preferred shares as if converted on a one-for-one basis into common shares. The dilutive effect of common stock subject to outstanding options and warrants to purchase shares of common stock for 2005 is not material. The dilutive effect of common stock subject to unvested restricted stock for 2006 is not material.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
OTHER FINANCIAL DATA:
Operating income	$122,253	$55,848	$44,060	$22,553	$8,501
Operating margin %	21.9%	11.1%	12.2%	9.3%	6.4%
Net cash provided by (used in):
Operating activities	$131,674	$71,632	$73,947	$34,746	$44,027
Investing activities	(97,213)	(100,505)	(68,927)	(1,607)	(47,706)
Financing activities	(41,375)	(18,243)	8,976	75,875	23,369

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$231,470	$174,788	$171,379	$136,081	$53,325
Total assets	499,639	423,976	405,425	305,726	170,083
Long-term debt (including capital leases)	45,807	64,725	72,146	72,765	59,747
Redeemable convertible preferred shares	—	—	—	—	39,540
Stockholders' equity	292,023	233,921	210,331	153,471	14,607

	For the year ended December 31,
Operating statistics (unaudited):	2009	2008	2007	2006	2005
Total system statistics:
Passengers	5,328,436	4,298,748	3,264,506	2,179,367	1,199,547
Revenue passenger miles (RPMs) (thousands)	4,762,410	3,863,497	3,140,927	2,251,341	1,295,633
Available seat miles (ASMs) (thousands)	5,449,363	4,442,463	3,865,337	2,871,071	1,674,376
Load factor	87.4%	87.0%	81.3%	78.4%	77.4%
Operating revenue per ASM (RASM)* (cents)	10.24	11.35	9.33	8.48	7.91
Operating expense per ASM (CASM) (cents)	8.00	10.09	8.19	7.69	7.41
Fuel expense per ASM (cents)	3.03	5.17	3.94	3.54	3.14
Operating CASM, excluding fuel (cents)	4.97	4.92	4.25	4.15	4.27
Operating expense per passenger	$81.77	$104.25	$96.96	$101.31	$103.37
Fuel expense per passenger	$30.97	$53.42	$46.61	$46.60	$43.82
Operating expense per passenger, excluding fuel	$50.80	$50.83	$50.35	$54.71	$59.55
Departures	43,795	35,839	28,788	20,074	11,646
Block hours	98,760	81,390	68,488	50,584	29,472
Average stage length (miles)	836	836	906	966	977
Average number of operating aircraft during period	42.7	36.4	27.8	20.8	13.3
Total aircraft in service at end of period	46	38	32	24	17
Average departures per aircraft per day	2.81	2.69	2.83	2.64	2.39
Average block hours per aircraft per day	6.3	6.1	6.7	6.7	6.0
Full-time equivalent employees at end of period	1,569	1,348	1,180	846	596
Fuel gallons consumed (thousands)	93,521	76,972	66,035	47,984	28,172
Average fuel cost per gallon	$1.76	$2.98	$2.30	$2.12	$1.87
Scheduled service statistics:
Passengers	4,919,826	3,894,968	3,017,843	1,940,456	969,393
Revenue passenger miles (RPMs) (thousands)	4,477,119	3,495,956	2,844,358	1,996,559	1,029,625
Available seat miles (ASMs) (thousands)	4,950,954	3,886,696	3,423,783	2,474,285	1,294,064
Load factor	90.4%	89.9%	83.1%	80.7%	79.6%
Departures	37,115	29,548	25,088	16,634	8,388
Average passengers per departure	133	132	120	117	116
Block hours	87,939	70,239	60,607	43,391	22,465
Yield (cents)	7.73	9.47	9.10	8.93	8.81
Scheduled service revenue per ASM (cents)	6.99	8.51	7.56	7.21	7.01
Total ancillary revenue per ASM* (cents)	3.29	2.95	1.90	1.26	0.87
Total revenue per ASM (TRASM)* (cents)	10.28	11.46	9.46	8.47	7.87
Average fare—scheduled service	$70.38	$84.97	$85.80	$91.91	$93.53
Average fare—ancillary	$33.07	$29.43	$21.53	$16.11	$11.55
Average fare—total	$103.45	$114.40	$107.33	$108.02	$105.07
Average stage length (miles)	891	882	923	1,006	1,045
Fuel gallons consumed (thousands)	83,047	66,291	57,772	40,879	21,362
Average fuel cost per gallon	$1.90	$3.22	$2.40	$2.22	$1.96
Percent of sales through website during period	86.3%	86.4%	86.6%	85.9%	81.0%

*
Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.

        The following terms used in this section and elsewhere in this annual report have the meanings indicated below:

        "Available seat miles" or "ASMs" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Average fuel cost per gallon" represents total aircraft fuel expense for our total system or in scheduled service divided by the total number of fuel gallons consumed in our total system or in scheduled service, as applicable.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2009, 2008 and 2007. Also discussed is our financial position as of December 31, 2009 and 2008. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        We provide limited frequency nonstop scheduled service to leisure destinations. We provide service primarily to Las Vegas (Nevada), Orlando (Florida), Phoenix (Arizona), Tampa/St. Petersburg (Florida), Los Angeles (California) and Ft. Lauderdale (Florida), six of the most popular leisure destinations in the United States, along with limited service to other leisure destinations.

        We fly charter ("fixed fee") services under long-term contracts (primarily for Harrah's Entertainment Inc.) and on an on-demand "ad-hoc" basis.

2009 Results

        During 2009, we achieved a Company record 21.9% operating margin, to earn net income of $76.3 million on operating revenues of $557.9 million. We achieved these operating results despite a 17.2% decrease in scheduled service revenue per passenger year-over-year, and while significantly expanding our route network, with system departure growth of 22.2% and system available seat miles ("ASMs") growth of 22.7%. Our revenues increased year-over-year as our growth in passengers carried and an increase in ancillary revenue per passenger more than offset the effect of base fare reductions.

        The U.S. economy continues to be impacted by the financial crisis which began in 2008. A significant reduction in air fares was felt by the airline industry as a result of the effects of these economic conditions on consumer spending and air travel demand. While our average base fare fell during 2009 as we reduced fares to stimulate air travel demand, our ancillary revenue per passenger grew 12.4%, compared to the prior year, from $29.43 to $33.07. Our efforts to stimulate air travel demand were successful as our scheduled service load factor for 2009 was 90.4%, and even improved on the 89.9% scheduled service load factor we achieved in 2008. We believe our ancillary revenue per passenger and our ability to maintain high load factors during this difficult revenue environment, especially during a period of substantial capacity growth, were key contributors to our financial results for 2009.

        The reduction in crude oil prices in 2009 compared to their peak reached during the third quarter 2008 was also a major factor contributing to our increased profitability. Our average fuel cost per gallon decreased from $2.98 in 2008 to $1.76 in 2009 as fuel cost was highly volatile during these years. The average cost per gallon reached a record high of $3.52 in the second quarter of 2008, before retracting to a low of $1.47 in the first quarter of 2009, and increased through 2009 to $2.07 in the fourth quarter of 2009. We believe we continue to be positioned to manage to profitability through periods of fuel cost volatility in the future. During 2009, our $50.80 operating expense per passenger, excluding fuel, remained consistent with 2008 and 2007 levels of $50.83 and $50.35, respectively. We maintained this operating expense per passenger, excluding fuel, despite higher maintenance and repairs expense during the year.

Fleet

        During 2009, we placed eight aircraft into service which increased our operating fleet to 46 aircraft at December 31, 2009. Five of these aircraft were previously leased to a third party and were returned to us off lease during the year, two were under separate operating leases we entered into in February 2009 and the final one was purchased for cash in January 2009. The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31, 2009			December 31, 2008			December 31, 2007
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(a)	Lease	Total
MD82/83/88s	38	4	42	32	2	34	24	4	28
MD87s	4	0	4	4	0	4	4	0	4

Total	42	4	46	36	2	38	28	4	32

(a)
Aircraft owned includes aircraft subject to capital leases as follows: December 31, 2009—2; December 31, 2008—2; December 31, 2007—5.

        In the fourth quarter of 2009, we entered into purchase agreements for 20 MD-80 series aircraft for delivery in the first three quarters of 2010. The aircraft include 15 MD-82/83 aircraft which we expect to place into service by the end of 2011. The remaining five aircraft are MD-87 aircraft which we expect to use as a source of spare engines and spare parts. We believe these additional aircraft will provide for our planned growth through 2012 at a low fixed cost, and will also provide further flexibility to manage capacity in our route network.

Network

        As of December 31, 2009, we offered scheduled service from 58 small cities on 136 routes primarily into our major leisure destinations. We expanded our route network during 2009 with a new major leisure destination, additional routes to our existing major leisure destinations and network changes involving leisure destinations served on a limited basis. In April 2009, we initiated service into our sixth major leisure destination, Los Angeles, with eleven routes being served as of December 31, 2009. During the first half of 2009, we initiated limited service to the new leisure destination of Punta Gorda, Florida and seasonal service to the new leisure destination of Myrtle Beach, South Carolina, with service on two routes to each of these new destinations. We also initiated service in June 2009 to the San Francisco Bay area from Eugene, Oregon, a route that consists of an existing small city and an existing leisure destination we serve on a limited basis. We believe the continued expansion of our route network has provided us geographic diversity with further protection from competitive influences in the markets we serve and continued growth in our customer base. The following shows the number of destinations and small cities served as of the dates indicated:

	As of December 31,
	2009	2008	2007
Major leisure destinations	6	5	5
Other leisure destinations	5	4	2
Small cities served	58	57	51

Total cities served	69	66	58

Routes to Las Vegas	40	39	37
Routes to Orlando	31	29	27
Routes to Phoenix	20	15	13
Routes to Tampa Bay/St. Petersburg	20	20	14
Routes to Los Angeles	11	0	0
Routes to Ft. Lauderdale	5	6	12
Other routes	9	4	2

Total routes	136	113	105

Trends and Uncertainties

        During 2009, aircraft fuel expense declined 28.1% compared to 2008, but continues to represent a significant portion of our overall operating expenses. Although we experienced a reduction in fuel costs in 2009, average cost per gallon was $1.47 in the first quarter in 2009, and increased sequentially each quarter throughout the year, finishing at $2.07 for the fourth quarter of 2009. Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.

        In March 2009, Allegiant Information Systems, Inc., a newly formed wholly owned subsidiary, completed a merger with the organization which owned the exclusive rights to the travel applications of the software operating system we have used since our inception. The acquisition of the software through the merger has provided us more control over the development of our automation into the future. In addition, we have made further hardware and database platform purchases to provide us with the necessary capacity to continue our growth. The hardware and database upgrades are intended to facilitate additional offerings of web based products. We believe our control over the development will enable us to provide our customers with products unique to us, further differentiate us in the travel industry, and expand our customers' travel experience. In 2010 we have begun an initiative to emphasize and focus on revenue growth from third party products, but we do not anticipate significant short-term revenue growth. We believe our efforts to enhance software capabilities and provide additional product offerings, along with our loyal customer base, could result in meaningful long-term revenue growth in this area of our business.

        In February 2010, we established an operational base at Orlando International Airport. Routes into Orlando, Florida from ten of our small cities will be shifted from Orlando Sanford International Airport to Orlando International Airport by March 2010. In addition, we announced we will establish a new operational base at Grand Rapids, Michigan in April 2010. The aircraft base in Grand Rapids will be our second small city base. We believe basing aircraft in a small city gives us cost effective scheduling options to facilitate service to destinations where bases are currently not in place. We currently serve routes from Grand Rapids to five of our major leisure destinations, with seasonal service to Myrtle Beach, South Carolina scheduled to begin in April 2010. Our seasonal service to

Myrtle Beach from two other small cities proved to be successful in 2009 and we have scheduled expansion of this service during 2010 as part of our capacity growth for the summer season.

        As discussed above, we entered into agreements for the purchase of 20 MD-80 series aircraft for delivery in the first three quarters of 2010. We expect to place 15 of these aircraft into service by the end of 2011 and believe these aircraft will support our future growth plans. In addition, we will utilize five of these aircraft for spare engines and rotable parts. We benefited from the current market conditions of MD-80 aircraft during 2009 with the purchase of ten aircraft we have used for spare engines and rotable parts. We believe the use of engines and rotable parts from acquired aircraft for part-out has provided us a cost effective way of servicing our operating fleet. In most situations, the use of spare engines and rotable parts is less expensive than performing maintenance and repairs of existing rotable parts.

        In March 2010, we entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2012. These aircraft will provide us the ability to serve longer haul markets, including the expectation to serve Hawaii after we receive regulatory approval for extended over water operations. We currently expect two of these aircraft to enter operating service in fourth quarter 2010 with the remaining four aircraft to be added to our operating fleet in 2011 and 2012.

        As a result of the recent rise in jet fuel prices and the current weak revenue environment, we expect moderate growth for 2010. Our capacity growth will largely be attributable to new routes being added to our network, utilization of our new aircraft bases and an increase in seasonal flying. We believe this is our best approach to maintain profitability and, as we have in the past, we expect to continue to quickly adjust capacity up or down as appropriate to react to significant changes in industry fare levels and the economy.

Our Operating Revenue

        Our operating revenue comprises of both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

  •
  Scheduled service revenue.  Scheduled service revenue consists of air fare for nonstop flights between our small city markets and our leisure destinations.

  •
  Fixed fee contract revenue.  Our fixed fee contract revenue consists largely of fixed flying agreements with affiliates of Harrah's Entertainment Inc. that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to other customers.

  •
  Ancillary revenue.  Our ancillary revenue is generated from air-related charges and third party products. Air-related revenue is generated through charges for use of our website to purchase tickets, checked bags, advance seat assignments, priority boarding and other services provided in conjunction with our scheduled air service. We also generate revenue from third party products through the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees.

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

        Aircraft fuel expense.    Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees. Under the majority of our fixed fee contracts, amounts we receive to reimburse us for fuel costs are netted against fuel expense.

        Salary and benefits expense.    Salary and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans and employer payroll taxes.

        Station operations expense.    Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses and other related services such as deicing of aircraft.

        Maintenance and repairs expense.    Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft. Also included are fees for repairs performed by third party vendors.

        Sales and marketing expense.    Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions and credit card discount fees associated with the sale of scheduled service and air-related charges.

        Aircraft lease rentals expense.    Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties. Also included are maintenance deposits when not considered part of maintenance and repair expense as discussed under "Critical Accounting Policies and Estimates" below.

        Depreciation and amortization expense.    Depreciation and amortization expense includes the depreciation of all fixed assets, including aircraft that we own and amortization of aircraft that we operate under capital leases.

        Other expense.    Other expense includes the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies except for employee welfare insurance. Additionally, this expense includes the loss on aircraft and other equipment disposals, travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes and all other administrative and operational overhead expenses not included in other line items above.

RESULTS OF OPERATIONS

        The table below presents our operating expenses as a percentage of operating revenue for the last three fiscal years.

	2009	2008	2007
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Aircraft fuel	29.6	45.6	42.2
Salary and benefits	16.1	14.3	15.4
Station operations	9.7	8.6	9.4
Maintenance and repairs	9.5	8.2	7.1
Sales and marketing	2.9	2.8	3.6
Aircraft lease rentals	0.3	0.6	0.8
Depreciation and amortization	5.3	4.7	4.4
Other	4.6	4.1	4.9

Total operating expenses	78.1%	88.9%	87.8%

2009 Compared to 2008

        We recorded total operating revenue of $557.9 million, income from operations of $122.2 million and net income of $76.3 million for 2009. By comparison, in 2008, we recorded total operating revenue of $504.0 million, income from operations of $55.8 million and net income of $35.4 million. We achieved a 21.9% operating margin for 2009 with system growth in departures of 22.2% and ASMs of 22.7%, despite a reduction in scheduled service revenue of $14.60 per passenger year-over-year.

Operating Revenue

        Our operating revenue increased 10.7% to $557.9 million in 2009 from $504.0 million in 2008 primarily due to a 49.8% increase in ancillary revenue from air-related charges and a 4.6% increase in scheduled service revenue, partially offset by a 17.8% decrease in fixed fee contract revenue. The ancillary revenue from air-related charges and scheduled service revenue increases were primarily driven by a 26.3% increase in the number of scheduled service passengers.

        System ASMs increased by 22.7%, as a result of, a 22.2% increase in system departures. Operating revenue per ASM ("RASM") decreased by 9.8% from 11.35 cents during 2008 to 10.24 cents during 2009. The decrease was mainly attributable to a 17.2% reduction in our scheduled service average base fare offset by an increase in ancillary revenue per passenger. We decreased scheduled service base fares to maintain load factor in the face of industry wide lower fares and adverse economic conditions.

        Scheduled service revenue.    Scheduled service revenue increased 4.6% to $346.2 million for 2009, from $331.0 million in 2008. The increase was a result of a 26.3% increase in the number of scheduled service passengers offset by a decrease in the scheduled service average base fare of $14.60 from $84.97 in 2008 to $70.37 in 2009. Passenger growth was driven primarily as a result of a 25.6% increase in departures from 29,548 to 37,115 in 2009. Significant contributors to the departure growth were the addition of 1,699 departures attributable to our new service to Los Angeles not operated in 2008 and an increase of 1,637 departures from route expansion to our Phoenix market. We offered service into Phoenix on 20 routes at December 31, 2009 compared to 15 routes at December 31, 2008. Remaining departure growth is a result of increased frequency of flying to our other major leisure destinations and departures to new limited service destinations. Our route network consisted of 136 routes at December 31, 2009, an increase from 113 routes at December 31, 2008.

        Ancillary revenue.    Ancillary revenue increased 42.0% to $162.7 million in 2009 up from $114.6 million in 2008, driven by a 26.3% increase in scheduled service passengers and a 12.4% increase in ancillary revenue per scheduled passenger from $29.43 to $33.07. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,
	2009	2008	% Change
Air-related charges	$29.06	$24.52	18.5%
Third party products	4.01	4.91	(18.3)%

Total ancillary revenue per scheduled service passenger	$33.07	$29.43	12.4%

        On a per-passenger basis, 87.8% and 83.3%, of our total ancillary revenues consist of air-related charges for 2009 and 2008, respectively. The increase in air-related charges per-passenger was primarily attributable to higher baggage fees as we increased fees to comparable industry levels, an increase in our customer convenience fee, and the effect of a full year of our priority boarding product rolled out in October 2008. We increased our customer convenience fee from $11.50 to $13.50 in January 2009 and to $14.00 in July 2009. Third party products declined on a per passenger basis (but increased slightly in absolute terms) due to Las Vegas contributing a smaller percentage of our total passengers. Our third party products revenue per passenger for Las Vegas is higher than our other destinations due to large volume of hotel rooms we sell in Las Vegas.

        The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2009	2008	% Change
Gross ancillary revenue—third party	$73,188	$72,982	0.3%
Cost of goods sold	(50,014)	(50,143)	-0.3%
Transaction costs(a)	(3,459)	(3,733)	(7.3)%

Ancillary revenue—third party products	$19,715	$19,106	3.2%

As percent of gross ancillary revenue—third party	26.9%	26.2%	0.7	pp

(a)
Includes credit card fees and travel agency commissions

        During 2009, we generated gross revenue of $73.2 million from third party products, which resulted in net revenue of $19.7 million. The majority of the gross revenue was generated from the sale of over 500,000 hotel room nights at our leisure destinations packaged to our customers with scheduled air service.

        Fixed fee contract revenue.    Fixed fee contract revenue decreased 17.8% to $43.2 million during 2009 from $52.5 million for 2008 as we had 9,636 block hours of fixed fee flying in 2009 compared to 10,181 in 2008. The decrease is primarily due to a decline in block hours flown under the Harrah's fixed fee agreement partially offset by a 21.5% increase in other fixed fee flying programs for 2009. Reduction in the Harrah's fixed fee revenues was also attributable to the impact of a new contract which went into effect January 1, 2009. Under the new Harrah's contract, Harrah's reimburses us for the entire amount of fuel costs incurred. The per-block hour rate we charge Harrah's is therefore reduced from the rate we charged under the previous Harrah's contracts under which we had been responsible for a portion of the fuel expenses. The Harrah's Reno program was closed in November 2009 with the Laughlin program expected to increase by similar amount of flying previously operated from Reno. New fixed fee flying for 2009 included agreements for the Cuban Family Charter Program, which began in June 2009, flying under an agreement with Beau Rivage Resorts, Inc., and fixed fee flying for the Department of Defense which began in April 2009. The Cuban Family Charter Program fixed fee flying was permanently ceased in October 2009 and the agreement with Beau Rivage Resorts, Inc. ended in December 2009.

        Other revenue.    We generated other revenue of $5.8 million and $5.9 million during 2009 and 2008, respectively. The revenue was primarily generated as a result of our April 2008 purchase of six MD-80 aircraft and three engines on lease to another airline. The six purchased aircraft have since been returned to us, with all of these aircraft having been placed in service as of December 31, 2009. With the return of all of these aircraft, we are not presently generating significant other revenue. While we do not regularly seek to lease aircraft or engines to third parties, the economics of acquiring these particular aircraft and engines close to the end of their existing leases to third parties were attractive and we may in the future engage in similar leasing activities.

Operating Expenses

        Despite a significant increase in departures, our operating expenses decreased by 2.8% to $435.7 million in 2009 compared to $448.2 million in 2008 as the reduction in fuel expense more than offset expense increases in other line items resulting from increased service and other factors.

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

	Year ended December 31,
			Percentage Change
	2009	2008
Aircraft fuel	$30.98	$53.43	(42.0)%
Salaries and benefits	16.89	16.75	0.8
Station operations	10.13	10.11	0.2
Maintenance and repairs	9.93	9.65	2.9
Sales and marketing	3.09	3.34	(7.5)
Aircraft lease rentals	0.36	0.65	(44.6)
Depreciation and amortization	5.56	5.46	1.8
Other	4.83	4.86	(0.6)

Operating expense per passenger	$81.77	$104.25	(21.6)%
Operating expense per passenger, excluding fuel	$50.80	$50.83	(0.5)%

        Our per-passenger costs decreased 21.6% primarily due to a 42.0% decrease in fuel expense per passenger as a result of a 24.0% increase in the number of system passengers and a 40.9% reduction in system average cost per gallon for 2009 compared to 2008.

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

        We do not believe CASM is the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the changing utilization of our fleet which results in some of our expenses being more fixed as opposed to varying directly with ASM production. We provide this table as a convenience because we recognize that CASM is widely used to compare costs in the airline industry.

	Year Ended December 31,
					Percentage Change
	2009		2008
Aircraft fuel	3.04	¢	5.17	¢	(41.2)%
Salary and benefits	1.65		1.62		1.9
Station operations	0.99		0.98		1.0
Maintenance and repairs	0.97		0.93		4.3
Sales and marketing	0.30		0.32		(6.3)
Aircraft lease rentals	0.04		0.06		(33.3)
Depreciation and amortization	0.54		0.53		1.9
Other	0.47		0.48		(2.1)
Operating expense per ASM (CASM)	8.00¢		10.09¢		(20.7)%
CASM, excluding fuel	4.97	¢	4.92	¢	1.0%

        Aircraft fuel expense.    Despite our significant year-over-year expansion of service, aircraft fuel expense decreased 28.1% to $165.0 million for 2009, down from $229.6 million for 2008, driven by a 40.9% decrease in the system average cost per gallon to $1.76 from $2.98. System gallons consumed increased to 93.5 million from 77.0 million attributable to our 22.2% system departure growth.

        Salary and benefits expense.    Salary and benefits expense increased 25.0% to $90.0 million for 2009 up from $72.0 million for 2008 mainly as a result of a significant increase in accrued employee bonus expense and an increase in the number of full-time equivalent employees. The increase in accrued employee bonus expense was driven by the significant year-over-year increase in operating income. We employed approximately 1,569 full-time equivalent employees at December 31, 2009 compared to 1,348 at December 31, 2008, a 16.4% increase in line with our fleet growth from an average number of aircraft in service of 36.4 in 2008 to 42.7 in 2009. Excluding accrued employee bonus expense, stock compensation expense and other incentives, our salary and benefits expense per average full-time equivalent employee increased by only 2.8% year-over-year.

        Station operations expense.    Station operations expense increased 24.2% to $54.0 million in 2009 compared to $43.5 million in 2008 principally attributable to the impact of increased scheduled service departures of 25.6%. Our station operations expense on a per-departure basis increased by only 1.6% year-over-year.

        Maintenance and repairs expense.    Maintenance and repairs expense increased 27.7%, to $52.9 million for 2009 up from $41.5 million for 2008 as the average number of aircraft in service increased 17.3% from 36.4 in 2008 to 42.7 in 2009. The increase is primarily attributable to scheduled heavy aircraft maintenance checks performed and impact of the growth in our fleet on the repair of rotable aircraft parts for 2009 compared to 2008, a non-recurring inventory adjustment related to low-value usage expendables during the first quarter of 2009, offset by a decrease in the engine maintenance expense from less expensive engine maintenance events. In comparison with the prior year, our scheduled heavy aircraft maintenance checks increased both in the number of events and average expense per event, with percentage increases of 47.6% and 28.0%, respectively. Our average maintenance and repairs expense per aircraft per month increased 8.9% from approximately $95,000 in 2008 to approximately $103,000 in 2009. The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

        Sales and marketing expense.    Sales and marketing expense increased 14.6% to $16.5 million in 2009 compared to $14.4 million in 2008 as a result of advertising expenses associated with entrance into new markets including the new major leisure destination of Los Angeles which launched service in May 2009.

        Aircraft lease rentals expense.    Aircraft lease rentals expense decreased by 31.6% to $1.9 million in 2009 down from $2.8 million in 2008. In each of 2009 and 2008, we had four aircraft under operating lease agreements. In 2009, the average expense per aircraft was lower due to the purchase in 2008 of two aircraft under lease being replaced by two less expensive aircraft which we began leasing in 2009.

        Depreciation and amortization expense.    Depreciation and amortization expense increased to $29.6 million for 2009 from $23.5 million for 2008, an increase of 26.2%, as the number of aircraft owned (including those leased to a third party) or subject to capital lease, increased from 36 as of December 31, 2008 to 42 as of December 31, 2009. The increase was attributable to the impact of lowering the depreciable lives of our engines at the beginning of 2009 and additional depreciation related to non-aircraft equipment purchases during 2009.

        Other expense.    Other expense increased 23.0% to $25.7 million for 2009 compared to $20.9 million for 2008. The increase is due to an increase of $2.7 million in losses attributable to dispositions of engines and a reduction in the value of engines we hold on consignment. Another contributing factor to the increase is from other expenses associated with our growth, such as rent for our Company headquarters and aircraft insurance.

Other (Income) Expense

        Other (income) expense increased, from a net other expense of $0.6 million for 2008, to a net other expense of $1.7 million for 2009. The increased expense is primarily attributable to a reduction of interest income earned on cash balances in 2009 compared to the same period of 2008 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

        Our effective income tax rate was 36.7% for 2009 compared to 35.9% for 2008. The higher effective tax rate for 2009 was largely due to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates.

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

        ASMs increased by a more modest 14.9% as the increase in departures was offset by a 7.8% decline in average stage length. RASM increased by 21.7%, as we successfully grew revenue, particularly ancillary revenue, faster than capacity in 2008.

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

        Fixed fee contract revenue.    Fixed fee contract revenue increased 48.5% to $52.5 million in 2008 up from $35.4 million in 2007 as we had 10,181 block hours of fixed fee flying in 2008 compared to 7,069 in 2007. The substantial increase in fixed fee contract revenue was primarily due to additional flying under a contract with a third Harrah's Entertainment, Inc. subsidiary that started in January 2008 and under a contract with MLT Vacations which began in May 2008 and ended in October 2008, neither of which were in place in the prior year. Block hours for fixed fee flying under Harrah's contract increased 58.3%, from 4,862 hours during 2007 to 7,696 hours during 2008. These new contracts more than offset the loss of revenue from our contract with Apple Vacations West which ended in April 2007.

        Ancillary revenue.    Ancillary revenue increased 76.4% to $114.6 million in 2008 up from $65.0 million in 2007, driven by a 29.1% increase in scheduled service passengers and a 36.7% increase in ancillary revenue per scheduled passenger from $21.53 to $29.43. The increase in ancillary revenue per scheduled passenger was due to the sale of several new products and higher prices charged for certain existing products. For instance, the adoption of checked baggage fees by almost all of the larger airlines in the United States facilitated the increase in our baggage fees to comparable levels. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,
	2008	2007	% Change
Air-related charges	$24.52	$16.01	53.2%
Third party products	4.91	5.52	(11.1)%

Total ancillary revenue per scheduled service passenger	$29.43	$21.53	36.7%

        The following table details the calculation of ancillary revenue from third party products.

	Year Ended December 31,
(in thousands)	2008	2007	% Change
Gross ancillary revenue—third party	$72,982	$68,443	6.6%
Cost of goods sold	(50,143)	(47,926)	4.6%
Transaction costs(a)	(3,733)	(3,823)	(2.4)%

Ancillary revenue—third party products	$19,106	$16,694	14.4%

As percent of gross ancillary revenue—third party	26.2%	24.4%	1.8pp

(a)
Includes credit card fees and travel agency commissions

        During 2008, we generated gross revenue of $73.0 million from third party products, which resulted in net revenue of $19.1 million. The majority of the gross revenue was generated from the sale of over 400,000 hotel room nights at our leisure destinations packaged to our customers with scheduled air service.

        Other revenue.    We generated other revenue of $5.9 million during 2008 as a result of the purchase of six MD-80 aircraft and three engines on lease to another airline early in the year. Two of these aircraft were returned to us under the terms of the lease in the fourth quarter of 2008 and one of these was placed in service by the end of 2008. We generated other revenue of $1.3 million in 2007 due to the purchase of eight engines on lease to another airline. We received these engines in the fourth quarter of 2007 under the terms of the lease.

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

        The following table presents unit costs, defined as Operating expense per ASM ("CASM") and Operating CASM, excluding fuel, for the indicated periods.

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

        Aircraft fuel expense.    Aircraft fuel expense increased 50.9% to $229.6 million in 2008, up from $152.1 million in 2007, driven by a substantial increase in the average cost per gallon to $2.98 during 2008 from $2.30 in 2007, coupled with a 16.6% increase in gallons consumed to 77.0 million from 66.0 million. The increase in gallons consumed was in-line with the increase in system departures of 24.5% and the reduction in average stage length of 7.8% for the year. Beginning in 2008, we started taking significant steps to conserve fuel which includes taxi-ing with one engine and ensuring flights were flown at more fuel efficient speeds.

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

LIQUIDITY AND CAPITAL RESOURCES

        During 2009, our primary source of funds was cash generated by our operations. Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet and meeting our short term obligations. Our future needs for capital are generally for the purchase of additional aircraft. To meet future capital needs, we expect to continue to use operating cash flows. As we have done in the past, we also would consider raising funds through debt financing if terms are acceptable. However, access to financing is not required for us to meet our future capital obligations.

        In the fourth quarter of 2009, we entered into purchase agreements for 20 MD-80 series aircraft for delivery in the first three quarters of 2010. We anticipate funding the purchase of these aircraft with available cash assets.

Current Liquidity

        Our total cash, including cash and cash equivalents, restricted cash and short-term investments, totaled $249.3 million, $190.8 million and $186.8 million at December 31, 2009, 2008 and 2007, respectively. Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts, and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties. Short-term investments represent marketable securities which are available-for-sale. During 2009 and 2008, our restricted cash balances increased by $1.8 million and $0.6 million, respectively, as a result of an increase in the number of letters of credit and higher amounts on a number of existing letters of credit issued to our hotel vendors and some airports.

        Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

Sources and Uses of Cash

        Operating activities.    During 2009, our operating activities provided $131.7 million of cash compared to $71.6 million during 2008. The cash flows provided by operations for 2009 were primarily the result of $76.3 million of net income and a $21.6 million increase in air traffic liability, which results from passenger bookings for future travel. During 2008, net income was $35.4 million and air traffic liability declined from the previous year. The cash flows provided from these items in 2009 were partially offset by $9.9 million of cash used for the prepayment of hotel rooms.

        Investing activities.    Cash used in investing activities during 2009 was $97.2 million compared to $100.5 million used in 2008. Cash used in investing activities for both years reflected the purchase of MD-80 aircraft, expenditures required for the induction of owned aircraft to enter our operating fleet and the purchase of rotable and other parts. During 2009, we spent $31.7 million primarily for 11 aircraft, ten of which are to be used as a source of spare engines and parts. During 2008, we spent $54.1 million primarily on 15 aircraft, two of which were previously under operating leases, five of which were previously under capital leases, six aircraft purchased free and clear, and two other aircraft purchased with partial financing. The six aircraft purchased free and clear were acquired in April 2008 while sub-leased to a third party. The aircraft were returned to us gradually over 2008 and 2009, with the majority of the induction costs related to these six aircraft incurred during 2009 when five aircraft entered our operating fleet. We also used cash in the purchase of available-for-sale investments, net of proceeds from sales and maturities, of $64.1 million in 2009 compared to $50.0 million in 2008.

        Financing activities.    We used $41.4 million of cash in financing activities during 2009 compared to $18.2 million used in 2008. Cash used in financing activities for 2009 consisted of $25.9 million to make principal payments on our debt obligations and $25.4 million to repurchase shares of our common stock. These outflows were partially offset by proceeds of $7.0 million attributable to a loan agreement secured by two previously unencumbered aircraft. During 2008, we used $16.7 million to repurchase shares of our common stock and $29.8 million to retire capital lease obligations for five aircraft and make other debt principal payments. These uses of cash were partially offset by $25.6 million obtained from the financing of ten aircraft.

Debt

        Of the 42 aircraft (46 total aircraft in operating fleet) we own as of December 31, 2009, we had secured debt financing on 23 aircraft, capital lease financing on two aircraft, with the remaining 17 aircraft owned free and clear. During 2009, we received proceeds of $7.0 million through the issuance of notes payable secured by two aircraft. We have remaining debt obligations of $42.3 million in notes as of December 31, 2009. The outstanding notes are secured by 23 aircraft and are scheduled to mature between 2010 and 2014. The equipment notes bear interest at fixed rates between 6.0% and 8.5% with principal and interest payable monthly. Each note is secured by a first mortgage on the aircraft to which it relates.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

        The following table discloses aggregate information about our contractual cash obligations as of December 31, 2009 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$46,013	$23,576	$21,606	$831	$—
Capital lease obligations	3,700	2,220	1,480	—	—
Operating lease obligations(2)	27,760	4,974	11,696	5,043	6,047
Aircraft purchase obligations(3)	30,869	30,869	—	—	—

Total future payments on contractual obligations	$108,342	$61,639	$34,782	$5,874	$6,047

(1)
Long-term debt obligations include scheduled interest payments.

(2)
Operating lease obligations include aircraft operating leases and leases of office space and airport station property. In 2010 we expect to take ownership of two MD-80 aircraft under operating leases for which we exercised purchase options.

(3)
Aircraft purchase obligations include purchase agreements entered into during the fourth quarter of 2009 for 20 aircraft. We expect to place 15 of these aircraft into service by the end of 2011, with five aircraft to be used for spare engines and rotable parts.

OFF-BALANCE SHEET ARRANGEMENTS

        We have obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet. As of December 31, 2009, we operated four of our aircraft under operating lease agreements. The operating leases for two aircraft have terms extending through November 2012 and include the option to purchase in the fourth quarter of 2010, which we exercised in February 2010. The operating leases for the other two aircraft have terms extending through June 2014.

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

        Revenue Recognition.    Scheduled service revenue consists of passenger revenue involving limited frequency nonstop flights between our leisure destinations and small cities recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

        Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in our consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

        Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Harrah's Entertainment Inc., Department of Defense ("DOD") and others. Fixed fee contract revenue is recognized when the transportation is provided.

        Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as the use of our website to purchase scheduled service transportation, advance seat assignments, priority boarding, unlimited changes to nonrefundable itineraries and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the scheduled service. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Ancillary revenue is also generated from third party products such as the sale of hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of ancillary revenue products is recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with revenue reporting accounting standards.

        Effective October 1, 2009, we adopted an accounting convention for the recognition of revenue from our travel protection product (Trip-Flex) for unlimited changes to nonrefundable itineraries. The adoption of this accounting convention results in recognition of the related revenue at the time the transportation is provided, a change from the previously used accounting convention for the recognition of revenue at the time of purchase. We concluded for 2007, 2008 and the interim periods of 2009, that the difference between the application of these accounting conventions is not material to the results of operations, the applicable individual elements of our financial statements or our financial position.

        Other revenue is generated from leased out aircraft and flight equipment and other miscellaneous sources. Lease revenue is recognized on a straight-line basis over the lease term.

        Accounting for Long-Lived Assets.    When appropriate, we evaluate our long-lived assets for impairment. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.

        Aircraft maintenance and repair costs.    We account for maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. As a lessee, we may be required under provisions of our lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. Guidance on accounting for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. In addition, payments of maintenance deposits that are not "substantially and contractually related to the maintenance of the leased asset" are expensed as incurred. Maintenance deposits totaled $2.0 million and $1.1 million as of December 31, 2009 and 2008, respectively. Under our existing aircraft lease agreements with purchase options, if we exercise the option to purchase the aircraft and there are excess maintenance deposit balances upon the exercise of the purchase option, any excess amounts are applied to the purchase price as an additional down payment.

        Fuel Derivatives.    In accordance with derivative instruments accounting standards, we have not historically qualified for hedge accounting. Therefore, we have accounted for unrealized changes in fair value of fuel derivative contracts in "Other (income) expense" of our consolidated statements of income. See Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10—Financial Instruments and Risk Management for more information on financial derivative instruments.

        Short-term Investments.    We maintain a liquid portfolio of investments that are available for current operations and to satisfy on-going obligations. We have classified our short-term investments as "available for sale" and accordingly, unrealized gains or losses are reported as a component of comprehensive income in stockholders' equity.

        Share-based compensation.    We have issued common stock, restricted stock, stock options and stock appreciation rights ("SARs") to executives and employees pursuant to our long-term incentive plan and warrants to the placement agent involved in our May 2005 issuance of redeemable convertible preferred shares. For the years ended December 31, 2009, 2008 and 2007, we recorded $3.1 million, $1.7 million and $1.0 million, respectively, of compensation expense in the consolidated statements of income related to stock options, SARs and restricted stock.

        We recognize stock-based compensation expense over the requisite service period using a fair value approach. Determining the fair value requires judgment, and we use the Black-Scholes valuation model for equity instruments issued. Significant judgment is required to establish the assumptions to be used in the Black- Scholes valuation model. These assumptions are for the volatility of our common stock, estimated term over which our stock options and SARs will be outstanding, and interest rate to be applied. Expected volatilities are based on the historical volatilities from publicly traded airline companies of our peer group due to our lack of historical information. Expected term represents the weighted average time between the option's grant date and its exercise date. We used the simplified method from accounting guidance for companies with a limited trading history, to estimate the expected term on 2009 and 2008 award grants. We used our best estimate and comparisons to industry peers on 2007 award grants. The risk-free interest rate for periods equal to the expected term of the stock option is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

        In December 2006, we issued 100,000 restricted shares under our long-term incentive plan, which were allocated as of the date of our initial public offering among our employees at the manager level or below. As required by stock-based compensation accounting standards, the fair value of the shares at the date of issuance was based on our initial offering price, and was expensed ratably over the three-year vesting period. The total compensation expense from this restricted share grant was $18.00 per share for a total expense of $1.8 million recognized over a three-year period. As of December 31, 2009, there are no unvested shares related to this grant. We have used our closing share price on the grant date as the fair value for all subsequent issuances of restricted stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        See related disclosure at "Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies."

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this annual report on Form 10-K, and in this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project" or similar expressions.

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in Item 1A of this annual report on Form 10-K and generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, the effect of the economic downturn on leisure travel, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, the competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, our ability to obtain regulatory approvals, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

        Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2009 and 2008 represented approximately 37.9% and 51.2% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2009 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $16.4 million for the year ended December 31, 2009. While we do not currently hedge fuel price risk, prior to 2008, we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of December 31, 2009, we had no fuel derivative contracts outstanding.

Interest Rates

        We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $90.2 million, and short term investments of $141.2 million at December 31, 2009. We invest available cash in money market funds, certificates of deposit, investment grade commercial paper and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2009 and 2008, would have affected interest income from cash and investments by $0.2 million and $0.5 million, respectively.

        Our long-term debt consists of fixed rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of December 31, 2009, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not materially impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.    Financial Statements and Supplementary Data

        The following consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Allegiant Travel Company

        We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegiant Travel Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Allegiant Travel Company

        We have audited Allegiant Travel Company and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Allegiant Travel Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and consolidated income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 8, 2010

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	December 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$90,239	$97,153
Restricted cash	17,841	16,032
Short-term investments	141,231	77,635
Accounts receivable, net of allowance for doubtful accounts of $— at December 31, 2009 and December 31, 2008	7,476	5,575
Expendable parts, supplies and fuel, net of allowance for obsolescence of $659 and $539 at December 31, 2009 and December 31, 2008, respectively	10,673	7,005
Prepaid expenses	19,432	9,261
Deferred income taxes	269	111
Other current assets	2,712	1,645

Total current assets	289,873	214,417
Property and equipment, net	204,533	205,751
Investment in and advances to unconsolidated affiliates, net	1,353	711
Deposits and other assets	3,880	3,097

Total assets	$499,639	$423,976

Current liabilities:
Current maturities of notes payable	$21,297	$23,435
Current maturities of capital lease obligations	2,041	1,903
Accounts payable	20,990	17,461
Accrued liabilities	23,699	19,232
Air traffic liability	90,554	68,997

Total current liabilities	158,581	131,028
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	21,027	35,904
Capital lease obligations, net of current maturities	1,442	3,483
Deferred income taxes	26,566	19,640

Total liabilities	207,616	190,055

Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,088,633 and 20,917,477 shares issued; 19,850,090 and 20,339,646 shares outstanding, as of December 31, 2009 and December 31, 2008, respectively	21	21
Treasury stock, at cost, 1,238,543 and 577,831 shares at December 31, 2009 and December 31, 2008, respectively	(42,149)	(16,713)
Additional paid in capital	171,887	164,206
Accumulated other comprehensive income	92	566
Retained earnings	162,172	85,841

Total stockholders' equity	292,023	233,921

Total liabilities and stockholders' equity	$499,639	$423,976

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for share amounts)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUE:
Scheduled service revenue	$346,222	$330,969	$258,943
Ancillary revenue:
Air-related charges	143,001	95,490	48,333
Third party products	19,715	19,106	16,694

Total ancillary revenue	162,716	114,596	65,027
Fixed fee contract revenue	43,162	52,499	35,339
Other revenue	5,840	5,948	1,264

Total operating revenue	557,940	504,012	360,573

OPERATING EXPENSES:
Aircraft fuel	165,000	229,640	152,149
Salary and benefits	90,006	72,007	55,593
Station operations	53,993	43,476	33,724
Maintenance and repairs	52,938	41,465	25,764
Sales and marketing	16,458	14,361	12,803
Aircraft lease rentals	1,926	2,815	3,004
Depreciation and amortization	29,638	23,489	15,992
Other	25,728	20,911	17,484

Total operating expense	435,687	448,164	316,513

OPERATING INCOME	122,253	55,848	44,060

OTHER (INCOME) EXPENSE:
Loss (gain) on fuel derivatives, net	—	11	(2,613)
Loss (earnings) from unconsolidated affiliates, net	84	(96)	(457)
Other expense	—	—	63
Interest income	(2,474)	(4,730)	(9,161)
Interest expense	4,079	5,411	5,523

Total other (income) expense	1,689	596	(6,645)

INCOME BEFORE INCOME TAXES	120,564	55,252	50,705
PROVISION FOR INCOME TAXES	44,233	19,845	19,196

NET INCOME	$76,331	$35,407	$31,509

Earnings Per Share:
Basic	$3.82	$1.75	$1.56

Diluted	$3.76	$1.73	$1.53

Weighted average shares outstanding:
Basic	19,982	20,289	20,243
Diluted	20,278	20,500	20,529

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

	Common Stock
				Accumulated Other Comprehensive Income	Deferred Compensation— Restricted Stock
	Shares	Par Value	APIC			Retained Earnings	Less: Treasury Shares	Total
Balance at December 31, 2006	19,796	$20	$136,159	$4	$(1,800)	$19,088	$—	$153,471
Reclassification of deferred compensation	—	—	(1,800)	—	1,800	—	—	—
Proceeds from secondary public offering, net of offering expenses	748	1	22,265	—	—	—	—	22,266
Stock compensation expense	—	—	1,006	—	—	—	—	1,006
Distributions to members	—	—	—	—	—	(163)	—	(163)
Issuance of restricted stock	22	—	—	—	—	—	—	—
Exercises of stock options	204	—	764	—	—	—	—	764
Tax benefit from stock option exercises	—	—	2,139	—	—	—	—	2,139
Shares repurchased and retired by the Company	(20)	—	(647)	—	—	—	—	(647)
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—
Other	—	—	(23)	—	—	—	—	(23)
Comprehensive income:							—	—
Unrealized gain on short-term investments	—	—	—	14	—	—	—	14
Other	—	—	—	(5)	—	—	—	(5)
Net income	—	—	—	—	—	31,509	—	31,509

Total comprehensive income								31,518

Balance at December 31, 2007	20,738	21	159,863	13	—	50,434	—	210,331
Stock compensation expense	—	—	1,702	—	—	—	—	1,702
Issuance of restricted stock	7	—	—	—	—	—	—	—
Exercises of stock options	175	—	1,040	—	—	—	—	1,040
Tax benefit from stock option exercises	—	—	1,602	—	—	—	—	1,602
Cancellation of restricted stock	(3)	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	—	(16,713)	(16,713)
Comprehensive income:
Unrealized gain on short-term investments, net of tax	—	—	—	553	—	—	—	553
Other	—	—	(1)		—	—	—	(1)
Net income	—	—	—	—	—	35,407	—	35,407

Total comprehensive income								35,959

Balance at December 31, 2008	20,917	21	164,206	566	—	85,841	(16,713)	233,921

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands)

	Common Stock
				Accumulated Other Comprehensive Income	Deferred Compensation— Restricted Stock
	Shares	Par Value	APIC			Retained Earnings	Less: Treasury Shares	Total
Balance at December 31, 2008	20,917	21	164,206	566	—	85,841	(16,713)	233,921
Stock compensation expense	—	—	3,109	—	—	—	—	3,109
Issuance of restricted stock	33	—	—	—	—	—	—	—
Issuance of unregistered shares	42	—	1,648	—	—	—	—	1,648
Exercises of stock options	99	—	1,742	—	—	—	—	1,742
Tax benefit from stock option exercises	—	—	1,157	—	—	—	—	1,157
Cancellation of restricted stock	(2)	—	—	—	—	—	—	—
Other	—	—	25	—	—	—	(80)	(55)
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	—	(25,356)	(25,356)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	—	(474)	—	—	—	(474)
Net income	—	—	—	—	—	76,331	—	76,331

Total comprehensive income								75,857

Balance at December 31, 2009	21,089	$21	$171,887	$92	$—	$162,172	$(42,149)	$292,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$76,331	$35,407	$31,509
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	29,638	23,489	15,992
Loss on aircraft and other equipment disposals	4,898	2,184	540
Provision for obsolescence of expendable parts, supplies and fuel	120	165	318
Stock compensation expense	3,109	1,702	1,006
Deferred income taxes	6,768	5,908	7,309
Excess tax benefits from stock option exercises	(1,157)	(1,602)	(2,139)
Changes in certain assets and liabilities:
Restricted cash	(1,809)	(611)	(4,212)
Accounts receivable	(1,901)	3,509	(3,334)
Income tax receivable	—	6,228	(6,228)
Receivable from related parties	—	—	1,414
Expendable parts, supplies and fuel	(3,788)	(626)	(3,115)
Prepaid expenses	(10,171)	(1,993)	(6,556)
Other current assets	(1,067)	(93)	2,911
Accounts payable	4,686	(2,239)	6,032
Accrued liabilities	4,460	6,058	2,926
Air traffic liability	21,557	(5,854)	29,574

Net cash provided by operating activities	131,674	71,632	73,947

INVESTING ACTIVITIES:
Purchase of short-term investments	(124,434)	(101,753)	(27,110)
Proceeds from sale and maturities of short-term investments	60,364	51,781	5,788
Purchase of property and equipment	(31,663)	(54,119)	(42,132)
Proceeds from sale of property and equipment	—	1,065	570
Investment in unconsolidated affiliates, net	(642)	1,265	(1,976)
(Increase) decrease in lease and equipment deposits	(838)	1,256	(4,067)

Net cash used in investing activities	(97,213)	(100,505)	(68,927)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	—	22,265
Proceeds from issuance of notes payable	7,000	25,625	—
Excess tax benefits from stock option exercises	1,157	1,602	2,139
Proceeds from exercise of stock options	1,742	1,040	764
Repurchase of common stock	(25,356)	(16,714)	(647)
Principal payments on notes payable	(24,015)	(17,331)	(9,961)
Principal payments on related party notes payable	—	—	(891)
Principal payments on capital lease obligations	(1,903)	(12,465)	(4,693)

Net cash (used in) provided by financing activities	(41,375)	(18,243)	8,976

Net change in cash and cash equivalents	(6,914)	(47,116)	13,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,153	144,269	130,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,239	$97,153	$144,269

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid	$4,292	$4,975	$3,709

Income taxes paid, net of refunds	$36,952	$4,623	$16,685

Non-Cash Transactions:
Note payable issued for aircraft and equipment	$—	$7,200	$7,200

Acquisition of aircraft under capital lease	$—	$—	$7,726

Common stock issued for software operating system	$1,648	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

1. Organization and Business of Company

        Allegiant Travel Company is a leisure travel company focused on transporting travelers in small cities to leisure destinations such as Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California and Ft. Lauderdale, Florida. The Company operates a low-cost passenger airline marketed primarily to leisure travelers in small cities, allowing it to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. The Company also provides charter air service under long-term contracts as well as on a seasonal and ad-hoc basis. Because scheduled and chartered air services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling and flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not separately track expenses for the scheduled and chartered air services.

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

        AFH, Inc., a Nevada corporation, was formed in August 2006 and is a wholly owned subsidiary of Allegiant Travel Company. AFH, Inc. was formed to address fuel purchasing and storage opportunities. SFB Fueling LLC is a 50% owned subsidiary of AFH, Inc. accounted for under the equity method. SFB Fueling LLC, a joint venture agreement with Orlando Sanford International, Inc. ("OSI"), began operations in January 2007 to handle certain fuel operations at the Orlando Sanford International Airport.

        On December 13, 2006, the Company completed the initial public offering of its common stock. The Company issued 5,750,000 shares at $18.00 per share resulting in net proceeds of approximately $94,500. Prior to the completion of its initial public offering in December 2006, the Company converted from a Nevada limited liability company to a Nevada corporation. In connection with the conversion, the outstanding common shares and preferred shares in the limited liability company were exchanged for shares of common stock in the Company pursuant to the terms of a merger agreement with Allegiant Travel Company, LLC. The reorganization did not affect the Company's operations, which it continued to conduct through its operating subsidiaries.

        Allegiant Information Systems, Inc. was formed in March 2009 and is a wholly owned subsidiary of Allegiant Travel Company. Allegiant Information Systems, Inc. was formed in conjunction with the

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

1. Organization and Business of Company (Continued)

merger with an organization that owned the exclusive rights to the travel applications of the software operating system the Company has used since its inception. Allegiant Information Systems, Inc. is responsible for the continued maintenance and development of the acquired software operating system.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its wholly-owned operating subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent and provides the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

        Certain presentation changes and reclassifications have been made to the prior year's financial statements to conform to 2009 classifications. These classifications had no effect on the previously reported net income. In particular, the Company's consolidated statements of income reflect additional detail presented within operating revenue of the ancillary revenue categories of air-related charges and third party products.

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

Short-term Investments

        The Company's investments in marketable debt and equity securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

as a component of accumulated comprehensive income in stockholders' equity. Short-term investments consisted of the following:

	As of December 31, 2009				As of December 31, 2008
		Gross Unrealized				Gross Unrealized
								Market Value
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)
Debt securities issued by states of the United States and political subdivisions of the states	$76,599	$44	$(21)	$76,622	$—	$—	$—	$—
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	64,477	132	—	64,609	77,069	568	(2)	77,635

Total	$141,076	$176	$(21)	$141,231	$77,069	$568	$(2)	$77,635

        The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. The Company recognized $307 of realized gains for the year ended December 31, 2008 and no realized gains or losses for the years ended December 31, 2009 and 2007.

        The Company believes that the unrealized losses related to debt securities are not other-than-temporary. Debt securities in an unrealized loss position related primarily to investments in municipal bonds.

        Short-term investments had the following maturities as of December 31, 2009:

Maturities	Amount
Year 2010	$139,493
Years 2011 through 2014	1,583
Years 2015 through 2019	—
Thereafter	—

Total	$141,076

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

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Software capitalization

        The Company capitalizes certain costs related to the development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of three years. The Company began the capitalization of these certain costs during 2009. These costs have not been material during the period of these financial statements. Costs incurred during the preliminary and post-implementation stages of software development are expensed as incurred.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft and engines	3-10 years
Rotable parts	7 years
Equipment and leasehold improvements	3-7 years

        Aircraft and engines have an estimated average residual value of 17.3% of original cost; other property and equipment are assumed to have no residual value.

        Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term. Depreciation for these aircraft is included in depreciation and amortization expense in the Company's consolidated statements of income.

Investment in unconsolidated affiliates

        The Company uses the equity method to account for AFH Inc.'s, a wholly-owned subsidiary, investment in a fuel joint venture. AFH, Inc. entered into a 50% interest in a joint venture agreement with OSI to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, SFB Fueling LLC, which began operations in January 2007, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company's proportionate allocation of net income or loss from this investment and an investment in an aviation services company are reported in the Company's consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company's consolidated balance sheet. These investments treated under the equity method are not material to the financial position or results of operations of the Company.

Capitalized Interest

        Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

at the Company's average interest rate on long-term debt and ceases when the asset is ready for service. The Company had no capitalized interest during 2009, 2008 and 2007.

Measurement of Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company's best estimate based on industry trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. The Company had no impairment losses on long-lived assets used in operations for the years ended December 31, 2009, 2008 and 2007.

Revenue Recognition

        Scheduled service revenue consists of passenger revenue involving limited frequency nonstop flights between our leisure destinations and small cities recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

        Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the Company's consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

        Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Harrah's Entertainment Inc., Department of Defense ("DOD") and others. Fixed fee contract revenue is recognized when the transportation is provided.

        Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as the use of its website to purchase scheduled service transportation, advance seat assignments, priority boarding, unlimited changes to nonrefundable itineraries and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the scheduled service. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Ancillary revenue is also generated from third party products such as the sale of hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of third party products are recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with revenue reporting accounting standards.

        Effective October 1, 2009, the Company adopted an accounting convention for the recognition of revenue from its travel protection product (Trip-Flex) for unlimited changes to nonrefundable itineraries. The adoption of this accounting convention resulted in recognition of the related revenue at the time the transportation is provided, a change from the previously used accounting convention for the recognition of revenue at the time of purchase. The Company concluded for 2007, 2008 and the interim periods of 2009, that the difference between the application of these accounting conventions is not material to the results of operations, the applicable individual elements of the Company's financial statements or the financial position of the Company.

        Other revenue is generated from leased out aircraft and flight equipment and other miscellaneous sources. Lease revenue is recognized on a straight-line basis over the lease term.

Financial Instruments

        In accordance with derivative instruments accounting standards, the Company has not historically qualified for hedge accounting. Therefore, the Company has accounted for unrealized changes in fair value of fuel derivative contracts as a part of "Other (income) expense" in its consolidated statements of income. See Note 10—Financial Instruments and Risk Management for more information on financial derivative instruments.

Maintenance and Repair Costs

        Aircraft maintenance and repair costs.    The Company accounts for maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major overhaul maintenance costs, are charged to operating expenses as incurred. As a lessee, the Company may be required under provisions of the Company's lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. Guidance on accounting for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. In addition, payments of maintenance deposits that are not "substantially and contractually related to the maintenance of the leased asset" are expensed as incurred. Maintenance deposits totaled $2.0 million and $1.1 million as of December 31, 2009 and 2008, respectively. Under the Company's existing aircraft lease agreements with purchase options, if the Company exercises the option to purchase the aircraft and there are excess maintenance deposit balances at the exercise date of the purchase option, any excess amounts are applied to the purchase price as an additional down payment.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Advertising Costs

        Advertising costs are charged to expense in the period incurred. Advertising expense was $6,456, $4,849 and $4,948 for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings per Share

        The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares and dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$76,331	$35,407	$31,509
Denominator:
Weighted-average shares outstanding	19,982	20,289	20,243
Weighted-average effect of dilutive securities:
Employee stock options	125	61	117
Stock purchase warrants	145	138	140
Restricted stock	14	12	29
Stock appreciation rights	12	—	—

Adjusted weighted-average shares outstanding, diluted	20,278	20,500	20,529

Net income per share, basic	$3.82	$1.75	$1.56

Net income per share, diluted	$3.76	$1.73	$1.53

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company's consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black- Scholes option pricing model for stock options and stock appreciation rights ("SARs"), and based on the closing share price of the Company's stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee's requisite service period (the vesting period of the equity award). The vesting period of its equity awards are generally three years. The Company's stock-based employee compensation plan is more fully discussed in Note 11—Employee Benefit Plans.

Income Taxes

        The Company's provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. A valuation allowance for net deferred tax assets is provided unless realizability is judged by the Company

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

to be more likely than not. The Company has determined that all of its deferred tax assets are more likely than not to be realized. The Company determines the net current and non-current deferred tax assets or liabilities separately for federal, state, and other local jurisdictions.

        The Company's income tax returns are subject to examination by the Internal Revenue Service ("IRS") and other tax authorities in the locations where the Company operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria set forth in uncertain tax position accounting standards. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

        Accounting standards for income taxes, utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Accounting for income taxes standards generally identify the term "more likely than not" to represent the likelihood of occurrence to be greater than 50%.

        The tax positions failing to qualify for initial recognition, are to be recognized in the first subsequent interim period that they meet the "more likely than not" standard. If it is subsequently determined that a previously recognized tax position no longer meets the "more likely than not" standard, it is required that the tax position be derecognized. Accounting for income taxes standards specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2009, 2008 and 2007, the Company recognized no amounts for interest or penalties related to unrecognized tax benefits.

Accumulated Comprehensive Income

        Comprehensive income is comprised of changes in the fair value of short-term investments and marketable securities deemed to be available for sale by management.

Newly Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-01, "Generally Accepted Accounting Principles" (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission ("SEC") guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASU") which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company's third quarter 2009 interim consolidated financial statements and the principal impact on the Company's consolidated financial statements is limited to having all future references to authoritative accounting literature referenced in accordance with the Codification. The Company uses a plain English approach in reference to accounting standards contained in the Codification. The Company has also included in certain disclosures the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)" (ASC Topic 810). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009. Adoption of the new accounting guidance has not had a material effect on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" (ASC Topic 860) which requires more information about transfers of financial assets in situations where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This guidance is effective for interim and annual periods ending after November 15, 2009. Adoption of the new accounting guidance has not had a material effect on the Company's consolidated financial statements.

        In September 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-01, "Revenue Arrangements with Multiple Deliverables" (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Topic 605 and changes the allocation methods used in determining how to account for multiple payment streams. It also results in the ability to separately account for more deliverables and potentially less revenue deferrals. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements Disclosures," which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

and Level 3 inputs. Certain provisions with new disclosures and clarifications of existing disclosures of the guidance are effective for interim and reporting periods beginning after December 15, 2009. Certain provisions for new disclosures are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

3. Property and Equipment

        At December 31, 2009, the Company's fleet consisted of 46 MD-80 aircraft with all aircraft in revenue service. The Company owns 42 of these aircraft, including two subject to capital leases, with the remaining four subject to operating lease agreements. At December 31, 2008, the Company's fleet consisted of 43 MD-80 series aircraft, 38 of which were in revenue service.

        Property and equipment consist of the following:

	As of December 31,
	2009	2008
Flight equipment	$273,680	$250,791
Ground property and equipment	15,573	11,381

Total property and equipment	289,253	262,172
Less accumulated depreciation and amortization	(84,720)	(56,421)

Property and equipment, net	$204,533	$205,751

        Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $29,638, $23,489 and $15,992, respectively.

4. Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2009	2008
Aircraft lease rentals	$593	$48
Interest payable	99	163
Salaries, wages and benefits	12,891	7,849
Maintenance reserves	418	2,970
Taxes	4,141	4,411
Other accruals	5,557	3,791

Total accrued liabilities	$23,699	$19,232

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

5. Long-Term Debt

        Long-term debt, including capital lease obligations, consists of the following:

	As of December 31,
	2009	2008
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$3,212	$10,803
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	9,070	11,698
Notes payable, secured by aircraft, interest at 6%, due April 2012	10,969	15,234
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	5,599	10,364
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	4,242	6,697
Notes payable, secured by aircraft, interest at 8%, due June 2011	2,811	4,507
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	6,409	—
Other notes payable	12	36
Capital lease obligations	3,483	5,386

Total long-term debt	45,807	64,725
Less current maturities	(23,338)	(25,338)

Long-term debt, net of current maturities	$22,469	$39,387

        In June 2009, the Company borrowed $7,000 under a loan agreement secured by two unencumbered aircraft. The notes payable issued under the loan agreement bear interest at 6.95% per annum and are payable in monthly installments through June 2014.

        Maturities of long-term debt and capital lease obligations, as of December 31, 2009, for the next five years and thereafter, in aggregate, are: 2010—$23,338; 2011—$17,055; 2012—$3,065; 2013—$1,547; 2014—$802 and none thereafter.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

6. Capital and Operating Lease Obligations

Capital Leases

        As of December 31, 2009, the Company was party to two lease agreements for aircraft which are classified as capital leases under provisions contained in lease accounting standards. The amounts applicable to capital leases included in property and equipment were:

	As of December 31,
	2009	2008
Aircraft	$7,726	$7,726
Less: Accumulated depreciation	(1,238)	(472)

Aircraft, net	$6,488	$7,254

Operating Leases

        As of December 31, 2009, the Company was party to operating lease agreements for four aircraft, two with terms extending through November 2012 and two with terms extending through June 2014. The two operating lease agreements which extend through November 2012 include purchase options. The Company exercised the purchase options in February 2010 and expects to take ownership of the aircraft in November 2010.

        Additionally, the Company leases office facilities, airport and terminal facilities and office equipment under operating lease arrangements with terms extending through 2019. The office facilities under lease include approximately 65,000 square feet of space for the Company's primary corporate offices. The lease has two five-year renewal options, but the Company has the right to terminate after the seventh year of the lease in April 2015 and the right to purchase the building from the landlord after the third year of the lease in April 2011. The initial base rental is approximately $1,528 per year and is subject to escalation. The Company is also responsible for its share of common area maintenance charges.

        Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

        Total rental expense charged to operations for aircraft and non-aircraft operating leases for the years ended December 31, 2009, 2008 and 2007 was $8,204, $7,373 and $6,147, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

6. Capital and Operating Lease Obligations (Continued)

        At December 31, 2009, scheduled future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year and amounts due under capital lease arrangements are as follows:

	Capital Leases	Operating Leases
2010	2,220	4,974
2011	1,480	4,494
2012	—	4,180
2013	—	3,022
2014	—	2,623
Thereafter	—	8,467

Total	3,700	$27,760

Less: amount representing interest	217

Present value of future payments	3,483
Less: current obligations	2,041

Long-term obligations	$1,442

7. Fair Value Measurements

        Fair value measurements accounting standards define fair value, establish a consistent framework for measuring fair value, and require disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is established in accounting standards. The hierarchy prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2009, the Company held cash equivalents and short term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short term investments consist of short-term, highly liquid, income-producing investments including money market funds, debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

7. Fair Value Measurements (Continued)

        The table below presents the Company's assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$85,091	$17,951	$67,140	$—
Short-term investments	141,231	—	141,231	—

Total assets	$226,322	$17,951	$208,371	$—

8. Income Taxes

        The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

        The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$35,905	$13,326	$10,903
State	1,613	606	1,150

Total current	37,518	13,932	12,053

Deferred:
Federal	6,195	6,060	6,192
State	520	(147)	951

Total deferred	6,715	5,913	7,143

Total income tax provision	$44,233	$19,845	$19,196

        The Company recorded $1,157, $1,602 and $2,139 as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2009, 2008 and 2007, respectively.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

8. Income Taxes (Continued)

        Reconciliations of the statutory income tax rate and the Company's effective tax rate for 2009, 2008, and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6%	0.7%	2.7%
Other	0.1%	0.2%	0.2%

Effective tax rate	36.7%	35.9%	37.9%

        The major components of the Company's net deferred tax assets and liabilities are as follows:

	At December 31, 2009		At December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$540	$—	$517	$—
Prepaid expenses	—	(2,313)	—	(1,346)
State taxes	886	—	346	—
Accrued property taxes	452	—	393	—
Other	704	—	201	—

Total current	2,582	(2,313)	1,457	(1,346)

Noncurrent:
Depreciation	—	(28,382)	—	(21,000)
Goodwill	1,049	—	1,149	—
Stock-based compensation expense	699		137
Other	68	—	74	—

Total noncurrent	1,816	(28,382)	1,360	(21,000)

Total	$4,398	$(30,695)	$2,817	$(22,346)

        The Company paid corporate income taxes, net of refunds, of $36,952, $4,623 and $16,685 in 2009, 2008 and 2007, respectively.

        For the year ended December 31, 2009, the Company did not have any material unrecognized tax benefits and there was no material effect on the Company's financial condition or results of operation from the application of accounting standards for uncertain tax positions. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no significant interest or penalties accrued at December 31, 2009.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

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

        As the Company's predecessor was a limited liability company, the members were taxed on the income earned by the Company until the reorganization into a corporation. The Company made distributions to its members to enable them to pay their respective income taxes. These distributions are reflected in the statements of cash flows and statements of stockholders' equity. The Company received $1,414 from its members for the year ended December 31, 2007 as a result of the true-up of tax payments in connection with the reorganization.

        The building in which the Company maintains its headquarters is under a lease agreement with a limited liability company in which the Chief Executive Officer, two Directors and one other former officer own significant interests as non-controlling members. In June 2008, additional office space was obtained by the Company in the leased building through an amendment to the existing lease agreement with the landlord. The amended lease agreement has a ten year term with base rental at $1,528 per year. In June 2008, the Company entered into a lease agreement for office space to be used as its training facility which is located in a building adjacent to the location of the Company's headquarters. The second building is also owned by a limited liability company in which the Chief Executive Officer, two other Directors and one other former officer own significant interests as non-controlling members. The lease agreement on the office space in the second building has a ten year term with base rental beginning at $158 per year.

10. Financial Instruments and Risk Management

Fuel Price Risk Management

        Airline operations are inherently dependent upon energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 37.9%, 51.2% and 48.1% of the Company's operating expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

        Prior to 2008, the Company entered into financial derivative contracts to manage a portion of its risk to fuel price volatility. These financial derivative instruments were not purchased nor held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008. The Company does not have any derivative instruments as of December 31, 2009.

        The Company's fuel hedging program and the financial derivative instruments purchased pursuant to this program did not qualify for hedge accounting under authoritative guidance. Therefore, changes in the fair value of such derivative contracts, which amounted to a loss of $11 for the year ended December 31, 2008 and a gain of $2,613 in the year ended December 31, 2007, were recorded as a "Loss (gain) on fuel derivatives, net" within other (income) expense in the accompanying consolidated

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

10. Financial Instruments and Risk Management (Continued)

statements of income. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period. There were no losses or gains from the change in fair value on derivative contracts during 2009.

Debt

        The Company's debt with a carrying value of $42,324 and $59,339 as of December 31, 2009 and 2008, respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.

Other Financial Instruments

        The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

11. Employee Benefit Plans

401(k) Plan

        The Company has a defined contribution plan covering substantially all eligible employees. Under the Plan, employees may contribute up to 18% of their eligible annual compensation with the Company matching up to 3% of eligible employee wages. Employees generally vest in matching contributions ratably over five years. The Company recognized expense under this plan of $908, $748 and $542 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based employee compensation

        In 2006, the Board of Directors adopted, and the stockholders approved, a Long-Term Incentive Plan (the "2006 Plan") and reserved 3,000,000 shares of common stock for the Company to grant stock options, restricted stock, SARs and other stock-based awards to certain officers, directors, employees, and consultants of the Company. The 2006 Plan is administered by the Company's compensation committee of the Board of Directors. Upon the merger of Allegiant Travel Company, LLC into Allegiant Travel Company (a Nevada corporation) immediately prior to the Company's initial public offering, all outstanding stock options under the previously adopted share option program (the "Share Option Program") were transferred to the 2006 Plan. In addition, no further option grants may be made under the Share Option Program. The transferred options continue to be governed by their existing terms, unless the compensation committee elects to extend one or more features of the 2006 Plan to those options. The shares of common stock reserved for issuance of stock-based awards under the 2006 Plan include the 500,000 shares that were transferred from the Share Option Program.

        For the years ended December 31, 2009, 2008 and 2007, the Company recorded $3,109, $1,702 and $1,006, respectively, of compensation expense in the consolidated statements of income related to stock options, SARs and restricted stock. As of December 31, 2009, there was $4,896 of unrecognized compensation cost related to nonvested stock options and SARs, net of estimated forfeitures of 2.0%.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

11. Employee Benefit Plans (Continued)

As of December 31, 2009 there was $1,232 of unrecognized compensation cost, net of estimated forfeitures of 5.0%, related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.88 years for both nonvested stock options and SARs and nonvested restricted stock.

Stock options and SARs

        The fair value of stock options and SARs granted was estimated as of the grant date using the Black-Scholes option-pricing model with assumptions noted in the table below. Expected volatilities are based on the historical volatilities from publicly traded airline companies of the Company's peer group due to the Company's lack of historical information. Expected term represents the weighted average time between the option's grant date and its exercise date. The Company used the simplified method from accounting guidance for companies with a limited trading history, to estimate the expected term on 2009 and 2008 award grants. The Company used its best estimate and comparisons to industry peers on 2007 award grants. The risk-free interest rate for periods equal to the expected term of the stock option is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities. The contractual term of the Company's stock option and SAR awards granted, range from five to ten years.

	2009	2008	2007
Weighted-average volatility	42.34%	32.79%	32.80%
Expected term (in years)	3.5	3.5	5
Risk-free interest rate	1.33%	2.56%	4.30%
Expected dividends	—	—	—

        A summary of option activity under the 2006 Plan as of December 31, 2009, and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	451,001	$22.88
Granted	416,500	$38.38
Exercised	(98,501)	$17.68
Forfeited	(24,000)	$23.40

Outstanding at December 31, 2009	745,000	$32.07	4.31	$11,251,790

Fully vested and expected to vest at December 31, 2009	731,600	$32.08	4.31	$11,039,844

Exercisable at December 31, 2009	95,500	$26.83	5.36	$1,942,365

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

11. Employee Benefit Plans (Continued)

        The weighted average fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $12.44, $5.80 and $13.52, respectively. During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised was $2,917, $4,330 and $5,763, respectively. Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007, was $1,742, $1,040 and $764, respectively. The actual tax benefit realized for the tax deductions from these option exercises totaled $1,067, $1,568 and $2,145, respectively.

Restricted stock awards

        A summary of the status of the Company's nonvested restricted stock grants during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	49,261	$22.45
Granted	32,926	$38.31
Vested	(38,390)	$21.02
Forfeited	(1,721)	$24.07

Nonvested at December 31, 2009	42,076	$36.09

        The weighted average grant date fair value of restricted stock grants during the years ended December 31, 2009, 2008 and 2007 was $38.31, $22.43 and $30.91, respectively. The total fair value of restricted stock vested during the year ended December 31, 2009, 2008 and 2007, was $1,605, $1,382 and $959, respectively. The actual tax benefit realized from the tax deductions from the restricted stock vested totaled $587, $500 and $357, respectively.

12. Stockholders' Equity

        In May 2005, in connection with an issuance of preferred shares prior to our initial public offering of common shares, a placement agent was issued 162,500 warrants to acquire the Company's common shares at $4.40 per share as part of the consideration for services provided. These warrants are exercisable through May 5, 2010. As of December 31, 2009, all 162,500 warrants were outstanding.

        In second quarter 2007, the Company sold 748,214 shares in a secondary public offering. The Company received approximately $22,300 in net proceeds from the sale of its shares in this offering.

        In January 2009, the Company's Board of Directors authorized a share repurchase program to acquire through open market purchases up to $25,000 of the Company's common stock. The repurchase program replaced a similar program the Board of Directors authorized in January 2008 which expired. In July 2009, the Board of Directors authorized the Company to purchase up to an additional $10,000 of the Company's common stock under the Company's existing repurchase program. As a result, a total of $35,000 was authorized for stock repurchases under the authority granted in 2009. During 2009, the Company repurchased 637,902 shares under the program at an average cost of

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

12. Stockholders' Equity (Continued)

$38.26 per share for a total expenditure of $24,407. During 2008, under the expired program, the Company repurchased 553,700 shares through open market purchases at an average cost of $28.55 per share for a total expenditure of $15,809.

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

13. Quarterly Financial Data (Unaudited)

        Quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized below.

	March 31	June 30	September 30	December 31
2009
Operating revenues	$142,119	$147,987	$133,105	$134,729
Operating income	44,478	37,784	21,940	18,051
Net income	28,162	23,852	13,776	10,541
Earnings per share
Basic	1.39	1.19	0.69	0.53
Diluted	1.37	1.17	0.68	0.52
2008
Operating revenues	$133,140	$131,558	$116,886	$122,428
Operating income	14,364	4,675	8,117	28,692
Net income	9,672	2,646	4,890	18,199
Earnings per share
Basic	0.47	0.13	0.24	0.90
Diluted	0.47	0.13	0.24	0.88

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

14. Commitments and Contingencies

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

ALLEGIANT TRAVEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands except share and per share amounts)

14. Commitments and Contingencies (Continued)

        The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009. The Company expects to place 15 of the aircraft into service by the end of 2011, with five aircraft to be used for spare engines and rotable parts. The contractual obligations under these purchase agreements total $30,869 to be paid during 2010 upon delivery of the aircraft.

15. Subsequent Events

        As of December 31, 2009, the remaining authority under the existing repurchase program to acquire the Company's common stock through open market purchases was $10,593. On January 29, 2010, the Board of Directors increased this remaining authority to $25,000.

        In February 2010, the Company exercised purchase options on two MD-80 aircraft under operating lease through November 2012. The Company expects to take ownership of the aircraft in November 2010.

        In March 2010, the Company entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2012. These aircraft will provide the Company the ability to serve longer haul markets, including the expectation to serve Hawaii after the Company receives regulatory approval for extended over water operations. The Company currently expects two of these aircraft to enter operating service in fourth quarter 2010 with the remaining four aircraft to be added to the Company's operating fleet in 2011 and 2012. The Company expects to spend approximately $75,000 to $90,000 on the acquisition of these aircraft which consists of the purchase price and induction costs to prepare the aircraft for service.

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

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

        Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company's internal control over financial reporting, which is included herein.

        Changes in internal controls.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

        The information required by this Item is incorporated herein by reference to the data under the headings "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 8, 2010, which Proxy Statement is to be filed with the Commission.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to the data under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION COMMITTEE" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 8, 2010, which Proxy Statement is to be filed with the Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 8, 2010, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item is incorporated herein by reference to the data under the heading "RELATED PARTY TRANSACTIONS" and "Director Independence" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 8, 2010, which Proxy Statement is to be filed with the Commission.

Item 14.    Principal Accountant's Fees and Services

        The information required by this Item is incorporated herein by reference to the data under the heading "PRINCIPAL ACCOUNTANT FEES AND SERVICES" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 8, 2010, which Proxy Statement is to be filed with the Commission.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
	Reports of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets	52
	Consolidated Statements of Income	53
	Consolidated Statements of Stockholders' Equity and Comprehensive Income	54
	Consolidated Statements of Cash Flows	56
	Notes to Consolidated Financial Statements	58
2.	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number		Description
3.1	*	Articles of Incorporation of Allegiant Travel Company.
3.2		Bylaws of Allegiant Travel Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009).
3.3		Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1	*	Form of Tax Indemnification Agreement between Allegiant Travel Company and members of Allegiant Travel Company, LLC.
10.2		2006 Long-Term Incentive Plan, as amended on July 19, 2009.(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009.)
10.3		Form of Stock Option Agreement used for officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009).
10.4		Form of Restricted Stock Agreement used for Directors of the Company.(1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009).
10.5	*	Allegiant Air 401(k) Retirement Plan.(1)
10.6	*	Form of Indemnification Agreement.
10.7	*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.
10.8	*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.9	*	Maintenance General Terms Agreement dated March 2006 between Allegiant Air, LLC and American Airlines, Inc.(2)
10.10		Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).
10.11		Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.12		Shipper's Agreement between AFH, Inc. and Central Florida Pipeline, LLC (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).
10.13		Master Loan Agreement dated as of April 11, 2008 between Bank of Nevada and Allegiant Air, LLC(3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008)
10.14		Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)
10.15		Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

Exhibit Number	Description
10.16	Air Transportation Charter Agreement dated as of October 31, 2008 between Harrah's Operating Company, Inc. and Allegiant Air, LLC.(2) (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)
10.17	Agreement and Plan of Merger dated as of March 15, 2009, by and among the Company, Allegiant Information Systems, Inc., RPW Consolidated Information Systems Incorporated and Robert P. Wilson, III. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Commission on May 4, 2009.)
10.18	Perpetual Software License Agreement dated as of March 15, 2009, among CMS Solutions, Inc., RPW Consolidated Information Systems Incorporated and Mitchell Allee. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Commission on May 4, 2009.)
10.19	Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009.)
10.20	Amendment No. 1 to Air Transportation Charter Agreement dated April 30, 2009, between Allegiant Air, LLC and Harrah's Operating Company, Inc.(3)
10.21	Amendment No. 2 to Air Transportation Agreement Charter Agreement dated November 6, 2009 between Allegiant Air, LLC and Harrah's Operating Company, Inc.(3)
10.22	Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(1)
10.23	Restricted Stock Agreement dated October 16, 2009 between the Company and Andrew C. Levy.(1)
10.24	Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)
10.25	Aircraft Sale and Purchase Agreement dated as of December 30, 2009 between the Company and Scandinavian Airlines System, Denmark—Norway—Sweden.(3)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 8, 2010.

ALLEGIANT TRAVEL COMPANY
By:	/s/ ANDREW C. LEVY ANDREW C. LEVY President and Chief Financial Officer

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

Signature	Title	Date

/s/ MAURICE J. GALLAGHER, JR. Maurice J. Gallagher, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010
/s/ ANDREW C. LEVY Andrew C. Levy	President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010
/s/ SCOTT SHELDON Scott Sheldon	Principal Accounting Officer	March 8, 2010
/s/ GARY ELLMER Gary Ellmer	Director	March 8, 2010
Montie Brewer	Director	March , 2010
Timothy P. Flynn	Director	March , 2010
/s/ CHARLES W. POLLARD Charles W. Pollard	Director	March 8, 2010
/s/ JOHN REDMOND John Redmond	Director	March 8, 2010

        The following exhibits are filed as part of this report.

Exhibit Number	Description
10.20	Amendment No. 1 to Air Transportation Charter Agreement dated April 30, 2009, between Allegiant Air, LLC and Harrah's Operating Company, Inc.(1)
10.21	Amendment No. 2 to Air Transportation Agreement Charter Agreement dated November 6, 2009 between Allegiant Air, LLC and Harrah's Operating Company, Inc.(1)
10.22	Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(2)
10.23	Restricted Stock Agreement dated October 16, 2009 between the Company and Andrew C. Levy.(2)
10.24	Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(2)
10.25	Aircraft Sale and Purchase Agreement dated as of December 30, 2009 between the Company and Scandinavian Airlines System, Denmark—Norway—Sweden.(1)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

(1)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(2)
Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.