Form 10-K/A
period 2009-12-31
Allegiant Travel CO
filed 2010-04-30
CIK 1362468

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 1, 2010 was 19,909,655.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXHIBIT INDEX IS LOCATED ON PAGE 20.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2010 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Allegiant Travel Company. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

i

ii

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our board of directors and executive officers as of April 30, 2010:

Name	Age	Position	Director Since (1)
Maurice J. Gallagher, Jr.	60	Chief Executive Officer, Chairman of the Board	2001

Montie Brewer (2)(3)	52	Director	2009

Gary Ellmer (3)(4)	56	Director	2008

Timothy P. Flynn (2)(3)	59	Director	2006

Charles Pollard (4)	52	Director	2009

John Redmond (2)(4)	51	Director	2007

Andrew C. Levy	40	President, Chief Financial Officer	N/A

Scott Sheldon	32	Principal Accounting Officer	N/A

(1)                                  Each director serves for a one-year term with all directors being elected at each stockholders’ meeting.

(2)                                  Member of the Compensation Committee

(3)                                  Member of the Nominating Committee

(4)                                  Member of the Audit Committee

Maurice J. Gallagher, Jr. has been actively involved in the management of our company since he became our majority owner and joined our board of directors in 2001. He has served as our chief executive officer since 2003 and was designated Chairman of the Board in September 2006. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. One of these companies was Mpower Communications Corp., a telecommunications company, for which he served as acting chief executive officer from 1997 to 1999 and as chairman of the board from its inception in 1996 until 2002. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (the predecessor of  AirTran Holdings, Inc.) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir, a commuter airline.

Montie R. Brewer was elected to our board in October 2009.  Mr. Brewer was elected to the board  mid-term at the recommendation of our chief executive officer.  Mr. Brewer served in senior management roles for Air Canada from April 2002 until April 2009, serving as its president and chief executive officer from December 2004 until April 2009. Mr. Brewer served on the board of directors of Air Canada from April 2002 until April 2010.  Prior to Air Canada, Mr. Brewer served as senior vice president-planning for United Airlines and previously worked at Northwest Airlines, Republic Airlines, Braniff and TransWorld Airlines, beginning his employment in the airline industry in 1981.  Mr. Brewer has also served as a director of Aer Lingus, an airline, since January 2010.

Mr. Brewer’s prior experience as chief executive officer of Air Canada for more than four years and his more than 28 years in management positions at multiple airlines provide the background for a conclusion that he is a valuable addition to our board.

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

Mr. Ellmer’s service as chief operating officer of three airlines and more than 26 years of experience in the airline industry provide significant experience with regard to airline operations to support a conclusion that he should continue to serve on our board.

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

Mr. Flynn is well suited to serve as a director due to his prior experience as an executive officer of WestAir and his role as a founder of ValuJet.  In addition, he has served as a director of ours for four years, providing valuable insight to us through our initial public offering and substantial growth since that time.

Charles W. Pollard was elected to our board in June 2009.  Mr. Pollard served in various executive positions for Omni Air International from 1997 until July 2009, including as its president and chief executive officer from January 2007 until September 2008. Prior to his employment with Omni Air International, Mr. Pollard served in various executive positions for World Airways from 1987 until 1997, including as president and chief executive officer from 1993 to 1997.  Mr. Pollard began his career as an attorney in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 1987.  Mr. Pollard has also served as a director of Air Partner, PLC since June 2009.

Mr. Pollard’s experience as chief executive officer of both Omni Air International and World Airways and his corporate law background provide a skill set of particular value to our board.

John Redmond was elected to our board in October 2009.  Mr. Redmond served as president and chief executive officer of MGM Grand Resorts, LLC from March 2001 until August 2007.  Prior to that, he served as co-chief executive officer of MGM Mirage from December 1999 to March 2001.  He was president and chief operating officer of Primm Valley Resorts from March 1999 to December 1999 and senior vice president of MGM Grand Development, Inc. from August 1996 to February 1999.  He served as vice-chairman of MGM Grand Detroit, LLC from April 1998 to February 2000 and chairman from February 2000 until August 2007.  Prior to 1996, Mr. Redmond was senior vice president and chief financial officer of Caesars Palace and Sheraton Desert Inn, having served in various other senior operational and development positions with Caesars World, Inc.  Mr. Redmond has served as a director of Vail Resorts, Inc. since March 2008 and of Tropicana Las Vegas Hotel and Casino, Inc. since July 2009.

Mr. Redmond’s prior experience as chief executive officer of MGM entities and extensive prior experience with other resorts provide a travel industry perspective not shared by the other members of our board.  With the importance of ancillary revenue to our profitability and with the sale of hotel rooms being the largest individual component of our third party ancillary revenue, Mr. Redmond’s input is particularly valuable to our board.

Andrew C. Levy has served as an officer of Allegiant since June 2001 and has served as our president since October 2009 and as our chief financial officer since October 2007. From 1998 to 2001, Mr. Levy held various management positions at Mpower Communications. From 1996 to 1998, Mr. Levy worked on airline advisory and transactional work as a vice president with Savoy Capital, an investment company focused on the aviation sector. From 1994 to 1996, Mr. Levy held various positions with ValuJet Airlines, including director of contracts with responsibilities for stations agreements, insurance, fuel purchasing and other related activities.

Scott Sheldon has served as our principal accounting officer since October 2007. Prior to that, Mr. Sheldon served as our director of accounting from May 2005 and as our accounting manager from January 2004 until May 2005. From November 2001 until January 2004, Mr. Sheldon worked as a certified public accountant for the Perry-Smith, LLP regional public accounting firm in Sacramento, California.

Scott Sheldon is the nephew of our board member, Timothy Flynn. None of our other executive officers or directors is related to any other executive officers or directors.

Audit Committee

We have a standing audit committee.  The audit committee is currently comprised of Messrs. Ellmer, Pollard and Redmond, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards.  John Redmond has been identified as the audit committee financial expert.

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

Based solely on our review of the copies of such forms received by us with respect to transactions during 2009, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with, except that stock options granted to our executive officers in January 2009 were reported three days late.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

The primary objectives of the compensation committee of our board of directors with respect to executive compensation of current management are to retain the executive team that has been in place for several years, to provide annual cash incentives upon achievement of measurable corporate performance objectives, and to assure executives’ incentives are aligned with stockholder value creation. To achieve these objectives, the compensation committee maintains compensation plans that tie a significant portion of executives’ total compensation to our financial performance (including our operating margin). Overall, the total compensation opportunity is intended to create an executive compensation program: (i) providing for base compensation at reasonable levels, and (ii) rewarding our named executive officers for profitable performance and increased share value.

Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. Historically, he has chosen to serve without any base salary whatsoever and expects to continue to serve without base salary into the future. Prior to 2007, Mr. Gallagher did not participate in our annual cash bonuses or stock-based awards, but the compensation committee decided to have him participate in the cash bonus pool for 2007 and each subsequent year and grant him stock-based awards to reward him for our company’s industry leading profit margins in the face of extraordinarily volatile fuel costs and the recent economic downturn, factors which have resulted in substantial losses by other companies in the airline industry. Whether Mr. Gallagher will participate in future cash bonuses and equity grants will be determined in the discretion of the compensation committee and will depend, among other factors, on our profitability in relation to our expectations.

Mr. Gallagher makes recommendations to the compensation committee with respect to the portion of the cash bonus pool payable and granting of stock-based awards to the executive officers. The compensation committee typically asks Mr. Gallagher to participate in its deliberations concerning approval of cash bonuses payable to and stock awards granted to these executive officers.

Mr. Gallagher and Mr. Levy, our president and chief financial officer, participate in making recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the bonus pool among other officers and key employees of our company and the granting of stock-based awards to other officers and key employees.

The compensation committee members consider the recommendations from management and also draw on the committee members’ and the chief executive officer’s substantial experience in managing companies in approving bonus levels and stock-based awards.

Compensation Components

Compensation is broken out into the following components:

Base Salary.  Mr. Gallagher does not receive a base salary. In connection with his promotion to president in October 2009, Mr. Levy entered into a new employment agreement which established his new base salary for the term of the agreement through December 2012.  The base salary was negotiated between the Company and Mr. Levy.  Mr. Sheldon’s base salary was established upon the recommendation of executive management.

Annual Discretionary Incentive Cash Bonus Program.  We structure our annual cash bonus compensation program to reward named executive officers, other management employees (our vice presidents, director level employees and managers) and other employees for our successful performance and each individual’s contribution to that performance. For 2009, our pilots were also included in the annual cash bonuses per our agreement with them and we decided to pay bonuses to all employees employed prior to October 2009 in light of our industry leading profitability for the year. Depending on our profitability, cash bonuses may constitute a significant portion of our employees’ total compensation. No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the total bonus pool will not exceed 10% of operating income. The final annual bonus pool amount is determined by our compensation committee after consideration of management recommendations and after the completion of the audit of our financial statements. The allocation of the bonus pool among eligible employees is established by the compensation committee without regard to any objective, predetermined individual performance criteria. The compensation committee relies significantly on the recommendation of our chief executive officer with respect to the participation level of our president and on executive management recommendations with respect to the bonus allocations to other officers and managers.

For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, named executive officers are eligible to share in the bonus pool in amounts approved by the compensation committee after the end of each year. Payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

Long-Term Incentive Program.  We believe that long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. Prior to 2007, we had not provided any long-term incentive compensation to our chief executive officer or our most senior executive officers in light of their outright ownership of significant stock positions in our company. However, we recognize that some of our executive officers have sold shares through 10b5-1 trading plans for asset diversification and estate planning purposes and the compensation committee determined that stock-based awards to these executive officers would help continue to motivate them to increase the share value of our company. Although our chief executive officer continues to maintain a substantial equity stake in our company, the compensation committee has decided to provide him with modest grants of stock-based awards to reward him for the successful operating results of our company and to further incentivize him to seek additional stock price growth. The compensation committee intends to consider stock-based awards to our executive officers each year.

The stock-based awards, which include stock options, restricted stock and stock appreciation rights (SARs), granted in 2009 and 2010 vest over a three year period to encourage continuing employment by the executive officers and have a five year term to further encourage the officers to seek stock value appreciation over a period of time.

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

The compensation committee also considers the impact each equity grant will have on the future earnings of our company and dilution of our stockholders. The stock grants during the past two years have not been dilutive to our stockholders as the number of shares of stock repurchased by us in the open market under our stock repurchase plans have exceeded the number of shares subject to equity grants under our long-term incentive plan.

Other Compensation.  Our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to the levels of benefits and perquisites provided for our named executive officers.

401(k) Plan.  In 2000, we established a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 100% of their permitted contributions, up to a maximum of 3% of the participant’s annual salary plus 50% of their contributions between 3% and 5% of their annual salary. Eligible employees are immediately 100% vested in their individual contributions and “safe harbor” matching contributions after April 1, 2010.

Compensation Risk.  The compensation committee has determined that our compensation programs do not pose significant risk to our Company as management’s interests are aligned with those of our stockholders. All employees are eligible to participate in the cash bonus program such that employees in any group or function are not included to the exclusion of employees in any other group or function. Further, the bonus pool depends on Company-wide profitability such that rewards are based on the common goal of profitability. While the cash bonus program encourages short-term profitability, equity based grants to management employees under the long-term incentive plan encourage long-term success further reducing compensation risk.

Compensation of Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009, 2008 and 2007 to our chief executive officer, president and chief financial officer, principal accounting officer, and one individual who served as an executive officer during a portion of the 2009 year, in all capacities in which they served.  We did not have any other executive officers in 2009.

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($) (2)	Option/SAR Awards ($) (3)	All Other Compensation(4)	Total
Maurice J. Gallagher, Jr. (5)	2009	—	$200,000	—	$300,168	—	$500,168
President and Chief Executive	2008	—	100,000	—	101,023	—	201,023
Officer	2007	—	100,000	—	—	—	100,000

Andrew C. Levy (6)	2009	$205,833	855,000	$1,079,250	1,679,585	$5,042	3,824,710
President, Chief Financial	2008	185,000	385,000	—	101,023	4,625	675,648
Officer, Managing Director —	2007	185,000	300,000	—	540,800	3,276	1,029,076
Planning

Scott Sheldon (6)	2009	120,000	300,000	—	240,134	—	660,134
Principal Accounting Officer	2008	120,000	135,000	—	84,186	—	339,186
	2007	97,500	70,000	31,060	—	—	198,560

M. Ponder Harrison	2009	167,292	150,000	—	600,335	—	917,627
Managing Director—	2008	185,000	385,000	—	101,023	—	671,023
Marketing and Sales	2007	185,000	300,000	—	540,800	—	1,025,800

(1)             The above tables do not include columns for non-equity incentive plan compensation or change in pension value and nonqualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

(2)             Represents the grant date fair value of restricted stock awards granted, as calculated in accordance with stock-based compensation accounting standards.  Please refer to Note 11 to our consolidated financial statements for further discussion related to valuation.  Although the table above indicates the full grant date value of the awards, the restricted stock granted vests over a three-year period.

(3)             Represents the grant date fair value of option and SAR awards granted, as calculated in accordance with stock-based accounting standards.  Please refer to Note 11 to our consolidated financial statements for further discussion related to the assumptions used in our valuation.  Although the table above indicates the full grant date value of the awards, the options and SARS granted vest over a three-year period or longer.

(4)             All Other Compensation consists of our matching contributions under the 401(k) plan for all officers.

(5)             Mr. Gallagher served as chief executive officer during all years presented and as president until October 2009.

(6)             Mr. Levy served as managing director through October 2009, was elected chief financial officer in October 2007 and was elected president in October 2009.  Mr. Levy was granted restricted stock and SARs as part of the employment agreement entered in October 2009 in connection with his promotion to president.  The grants of restricted stock and SARs are subject to a three-year vesting schedule.  Under recently changed SEC reporting rules, the entire fair value of such grants (including amounts that as of the date of grant were unvested) are included as compensation in the year of grant.  The compensation committee views the amounts shown for Mr. Levy in 2009 as properly allocable over the three year vesting period.

(7)          Mr. Sheldon has served as our principal accounting officer since October 2007.  He served as our director of accounting prior to that.

Mr. Gallagher serves without base compensation as a result of his substantial equity interest.  Mr. Gallagher has received equity grants and an allocation under our annual bonus program as a reward for our profitability achievements.  Mr. Levy entered into a new employment agreement in October 2009 which established his base salary at $275,000 per year, provides for his participation in our annual bonus program, provided for grants of restricted stock and stock appreciation rights reflected in the table of plan-based awards below and provides for his eligibility to participate in future equity grants.  The agreement has a three-year term ending on December 31, 2012 and provides for a 12-month noncompete upon termination of employment.

The base salaries for Mr. Levy prior to this new agreement, and for Mr. Harrison, were established under employment agreements entered into prior to our initial public offering in 2006.  Mr. Sheldon’s base salary was established upon the recommendation of executive management.

In August 2009, Mr. Harrison resigned from his position as an executive officer of the Company and remains an employee of the Company in a strategic advisory capacity.  Mr. Harrison’s base salary as an employee subsequent to his resignation as an executive officer was established upon the recommendation of executive management.

For 2009, each executive officer received bonuses under our annual discretionary incentive cash bonus program.  No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the bonus pool will not exceed 10% of operating income.  The final bonus pool amount is determined by our compensation committee after review of the year-end financial statements and after consideration of management recommendations.  Each executive officer’s allocation of the cash bonus pool is determined by the compensation committee without regard to any objective, predetermined individual performance criteria.  The bonus allocation for any executive officer is not targeted at or limited to any particular percentage of base salary.

Other compensation generally consists only of matching contributions under our 401(k) plan.  The amount paid for each executive officer depends on his salary reductions, and is subject to the plan’s compliance with the annual testing rules for 401(k) plans.

No executive officer’s salary and bonus is tied to any particular percentage of total compensation, but rather, bonus allocations are made based on our profitability and a subjective evaluation of each officer’s performance.

Grants of Plan-Based Awards in 2009

The following table describes grants of plan-based awards to our named executive officers during 2009.

Name	Grant date	Stock awards: number of shares of stock (#)		Option/SAR awards: number of securities underlying options (#)		Exercise or base price of option/SAR awards ($/Sh)	Grant date fair value (1) of stock and option/SAR awards
Maurice J. Gallagher, Jr.	1/23/2009	—		25,000	(2)	$38.32	$300,168
Andrew C. Levy	10/16/2009	—		75,000		$38.65	$1,079,250
Andrew C. Levy	10/16/2009	27,926	(3)	—		—	$1,079,340
Andrew C. Levy	1/23/2009	—		50,000	(2)	$38.32	$600,335
Scott Sheldon	1/23/2009			20,000	(2)	$38.32	$240,134
M. Ponder Harrison	1/23/2009			50,000	(2)	$38.32	$600,335

(1)          As determined as set forth in Note 11 to our consolidated financial statements.

(2)          Considered as part of 2008 compensation package.

(3)          Restricted stock grant under employment agreement dated October 2009.

Our compensation committee considers grants of restricted stock, stock option and stock appreciation rights (“SAR”) to our executive officers annually.  The number of shares granted is not based on any particular percentage of the total compensation of the executive officer.  Our compensation committee determines the amount of equity grants in an attempt to provide meaningful incentives for the officers, but with consideration to the financial impact on our operating results.

The restricted stock, options and SARs granted in 2009 have a three-year vesting schedule to encourage continued employment by the executive officers and the options and SARs have a five-year term to provide incentives to create stock price appreciation over that period.

Stock Option Holdings

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2009.

Name	Exercisable (#)		Unexercisable (#)		Option/SAR Exercise Price	Option/SAR Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Maurice J. Gallagher, Jr.			25,000	(1)	$38.32	1/23/2014
	6,000	(2)	12,000	(2)	$20.42	4/24/2013
Andrew C. Levy	20,000	(3)	20,000	(3)	$36.97	10/25/2017
			75,000	(4)	$38.65	10/16/2014
							27,926	(5)	$1,317,269	(6)
			50,000	(1)	$38.32	1/23/2014
	6,000	(2)	12,000	(2)	$20.42	4/24/2013
Scott Sheldon			20,000	(1)	$38.32	1/23/2014
	5,000	(2)	10,000	(2)	$20.42	4/24/2013
							333	(7)	$15,708	(6)
M. Ponder Harrison	20,000	(3)	20,000	(3)	$36.97	10/25/2017
			50,000	(1)	$38.32	1/23/2014
	6,000	(2)	12,000	(2)	$20.42	4/24/2013

(1)          These options vest one-third on each of January 23, 2010, 2011 and 2012.

(2)          The option grants of which these awards are a part provide for vesting one-third on each of April 24, 2009, 2010 and 2011.

(3)          The option grants of which these awards are a part provide for vesting one-fourth on each of October 25, 2008, 2009, 2010 and 2011.

(4)          Stock appreciation rights.  These SARs vest one-third on each of October 16, 2010, 2011 and 2012.

(5)          Restricted stock grant vesting on October 16, 2010, 2011 and 2012.

(6)          Based on our closing stock price of $47.17 on December 31, 2009.

(7)          Restricted stock grant to vest on October 1, 2010.

The following table summarizes the number of options exercised by our named executive officers in 2009 and the value realized on exercise:

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Maurice J. Gallagher, Jr.	—	—	—	—
Andrew C. Levy	—	—	—	—
Scott Sheldon	—	—	333	12,221	(1)
M. Ponder Harrison	—	—	—	—

(1)          Based on our closing stock price of $36.70 on October 1, 2009, the date of vesting.

Employee Benefit Plans

Long-Term Incentive Plan

Our Long-Term Incentive Plan (the “2006 Plan”) was adopted by our board of directors and approved by the stockholders in April 2006. All outstanding options under the predecessor Allegiant Air 2004 Share Option Plan have been transferred to our 2006 Plan, and no further stock-based awards will be made under that predecessor plan. The transferred options continue to be governed by their existing terms, unless our compensation committee elects to extend one or more features of our 2006 Plan to those options. Except as otherwise noted below, the transferred options have substantially the same terms as will be in effect for grants made under our 2006 Plan.

We have reserved 3,000,000 shares of our common stock for issuance under our 2006 Plan. Such share reserve consists of 500,000 shares that will be carried over from our predecessor plan, including the shares subject to outstanding options thereunder. In addition, no participant in our 2006 Plan may be granted stock-based awards for more than 100,000 shares of our common stock per calendar year.

The individuals eligible to participate in our 2006 Plan include our officers and other employees, our non-employee board members and any consultants we engage.

Our 2006 Plan is administered by the compensation committee. This committee determines which eligible individuals are to receive stock-based awards, the time or times when such stock-based awards are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, and the terms and conditions of each award including, without limitation, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding, provided that no option term may exceed ten years measured from the date of grant.

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

In the event we are acquired by a merger, a sale by our stockholders of more than 50% of our outstanding voting stock or a sale of all or substantially all of our assets, each outstanding option under our option plan which will not be assumed by the successor corporation or otherwise continued in effect may accelerate in full to the extent provided in the applicable stock option agreement. However, the compensation committee has complete discretion to structure any or all of the options under the option plan so those options will immediately vest in the event we are acquired, whether or not those options are assumed by the successor corporation or otherwise continued in effect. Alternatively, the compensation committee may condition such accelerated vesting upon the subsequent termination of the optionee’s service with us or the acquiring entity.

We intend that any compensation deemed paid by us in connection with the exercise of options granted under our option plan for the disposition of the shares purchased under those options will be regarded as “performance-based”, within the meaning of Section 162(m) of the Internal Revenue Code and that such compensation will not be subject to the annual $1 million limitation on the deductibility of compensation paid to covered executive officers which otherwise would be imposed pursuant to Section 162(m).

For accounting purposes, compensation expense related to equity based awards under the 2006 Plan are measured and recognized in accordance with stock-based compensation accounting standards.

Our board may amend or modify the 2006 Plan at any time, subject to any required stockholder approval, or participant consent. The 2006 Plan will terminate no later than March 31, 2016.

Director Compensation

The members of our board of directors receive compensation of $5,000 per quarter for their service on our board of directors or any committee of our board, and will also be reimbursed for their out-of-pocket expenses. Any new director will receive an initial grant of 1,000 shares of restricted stock on the date such individual joins the board. The restricted stock will vest over a period of two years upon the director’s completion of each year of board service over the two-year period measured from the grant date. In addition, on the date of each annual stockholders meeting, each board member (other than executive officers) who is to continue to serve as a board member will automatically be granted 1,000 shares of restricted stock, provided such individual has served on our board for at least six months. The restricted shares subject to each annual automatic grant will vest upon the director’s completion of one year of board service measured from the grant date.

The following table illustrates the compensation earned or paid to our non-management directors during 2009:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All Other Compensation ($)	Total ($)
Montie Brewer	5,000	38,650		43,650
Gary Ellmer	26,348	35,870	—	62,218
Timothy P. Flynn	20,000	35,870	—	55,870
Charles Pollard	20,177	35,870	—	56,047
John Redmond	20,000	35,870	—	55,870

(1)          Represents the grant date fair value of restricted stock awards granted to each director in 2009, as calculated in accordance with stock-based compensation accounting standards.  Please refer to Note 11 to our consolidated financial statements for further discussion related to the assumptions used in our valuation.

As of December 31, 2009, each non-employee director held the following number of shares of restricted stock that have not vested:

Director Compensation Table – Outstanding Stock Awards

Name	Award Grant Dates	Number of Shares Not Vested	Grant Date Fair Value ($) (1)
Montie Brewer	10/16/2009	1,000	38,650
Gary Ellmer	5/16/2008	500	11,940
	6/26/2009	1,000	35,870
Timothy P. Flynn	6/26/2009	1,000	35,870
Charles Pollard	6/26/2009	1,000	35,870
John Redmond	6/26/2009	1,000	35,870

(1)          Based on closing stock price on date of grant.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Potential Payments Upon Termination of Employment and Change in Control

We have entered into an employment agreement with Andrew C. Levy. Under the agreement, Mr. Levy would receive twelve months severance pay in the event of termination without cause, resignation for good reason or a change in control. In the event of a change in control, the severance would be paid in a lump sum,  In the event of a termination without cause or resignation for good reason, the severance would be payable over the ensuing 12 months along with the fringe benefits to which he is entitled under the agreement,  In addition, any unvested equity grants, including restricted stock, stock options and SARs, would vest immediately upon a termination without cause, resignation for good reason or change in control except that the vesting of only a proportionate part of the October 2009 grants would accelerate if a change of control transaction is entered into prior to October 16, 2010.  If such a termination, resignation or change of control had occurred on December 31, 2009, Mr. Levy would have realized approximately $1,102,000 from an acceleration of vesting of his theretofore unvested stock options (82,000 shares), restricted  stock (27,926 shares) and SARs (75,000 shares) held as of December 31, 2009, based on the $47.17 closing stock price on that date.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving salary, bonus and other compensation for our executive officers, and setting the overall compensation principles that guide the committee’s decision-making.  The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) included in this proxy statement and discussed it with management.  Based on the review and discussions with management, the compensation committee recommended to our board of directors that the CD&A be included in this proxy statement.

COMPENSATION COMMITTEE

Montie R. Brewer           Timothy P. Flynn           John Redmond

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table shows information known to us with respect to beneficial ownership of our common stock as of April 15, 2010, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table in Item 11 of this annual report on Form 10-K, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

Each stockholder’s percentage ownership in the following table is based on 19,927,322 shares of common stock outstanding as of April 15, 2010 and treating as outstanding all options held by that stockholder and exercisable within 60 days of April 15, 2010.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Maurice J. Gallagher, Jr. (1)	4,223,116	21.17%
PAR Investment Partners, L.P. (2)	1,506,550	7.56%
William Blair & Company, LLC (3)	1,229,496	6.17%
Franklin Resources, Inc. (4)	1,189,055	5.97%
BlackRock, Inc. (5)	1,165,578	5.85%
Citadel Investment Partners II, LP (6)	1,112,300	5.58%

Executive Officers and Directors:
Maurice J. Gallagher, Jr. (1)	4,223,116	21.17%
Montie Brewer (7)	3,000	*
Gary Ellmer (8)	2,150	*
Timothy P. Flynn (9)	52,000	*
Charles W. Pollard (10)	2,000	*
John Redmond (11)	26,750	*
Andrew C. Levy (12)	227,593	1.14%
Scott Sheldon (13)	11,000	*
M. Ponder Harrison (14)	184,307	*
All executive officers and directors as a group (9 persons) (15)	4,731,916	23.60%

*                    Represents ownership of less than one percent.

(1)             The address of Maurice J. Gallagher, Jr., is 8360 S. Durango Drive, Las Vegas, Nevada 89113. These shares include 181,200 shares of common stock held by two entities controlled by Mr. Gallagher. The shares also include 10,000 shares of restricted stock not yet vested and options to purchase 20,333 shares which are presently exercisable.

(2)   Information is based on a Schedule 13G/Amendment #5 filed with the Securities and Exchange Commission on February 12, 2010.  The shares are held directly by PAR Investment Partners, L.P. (“PAR”). PAR Capital Management, Inc. (“PCM”), as the general partner of PAR Group, L.P., which is the general partner of PAR, has investment discretion and voting control over shares held by PAR. No stockholder, director, officer or employee of PCM has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by PAR. The address of PAR is One International Place, Suite 2401, Boston, Massachusetts 02110.

(3)          Information is based on a Schedule 13G/Amendment #2 filed with the Securities and Exchange Commission on February 3, 2010, by William Blair & Company, LLC. The address of this beneficial owner is 222 W. Adams, Chicago, Illinois 60606.

(4)             Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 28, 2010, by Franklin Resources, Inc.  (“FRI), Charles B. Johnson and Rupert H. Johnson, Jr. The shares reported are beneficially owned by investment companies or other managed accounts that are investment management clients of investment managers that are direct or indirect subsidiaries of FRI. Each of Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Stockholders”) owns in excess of 10% of the common stock of FRI and they are the principal stockholders of FRI. Under the rules of the Securities and Exchange Commission, FRI and the Principal Stockholders may be deemed to be the beneficial owners of securities held by persons for whom FRI subsidiaries provide investment management services. None of these entities owns more than 5% of our outstanding common stock. FRI and the Principal Stockholders  disclaim any pecuniary interest in the securities reported as beneficially owned by them. The address of this beneficial owner is One Franklin Parkway, San Mateo, California 94403.

(5)          Information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 29, 2010, by BlackRock, Inc.  BlackRock, Inc. has sole voting and dispositive power over the shares indicated which are owned by various subsidiaries of BlackRock, Inc. with no subsidiary owning more than 5% of our outstanding common stock. The address of this beneficial owner is 40 East 52nd Street, New York, NY 10022.

(6)             Information is based on a Schedule 13G/Amendment #1 filed with the Securities and Exchange Commission on February 16, 2010 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Holdings II LP (“CH-II”), Citadel Global Equities Master Fund Ltd. (“CG”), Citadel Investment Group II, L.L.C. (“CIG-II”), and Mr. Kenneth Griffin. Citadel Advisors is the investment manager for CG. CH-II is the managing member of Citadel Advisors. CIG-II is the general partner of CH-II. Mr. Griffin is the president and chief executive officer and owns a controlling interest in CIG-II. CIG-II and Mr. Griffin have shared voting and dispositive power with respect to 1,112,300 shares. Of these shares, Citadel Advisors and CH-II have shared voting and dispositive power over 1,051,726 shares and CG has shared voting and dispositive power with respect to 1,010,805 shares..  The address of this beneficial owner is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(7)             Includes 1,000 shares of restricted stock not yet vested.

(8)             Includes 1,500 shares of restricted stock not yet vested.

(9)             Includes 1,000 shares of restricted stock not yet vested.

(10)       Includes 1,000 shares of restricted stock not yet vested.

(11)       Includes 1,000 shares of restricted stock not yet vested.

(12)       Includes 37,926 shares of restricted stock not yet vested and options to purchase 48,667 shares which are presently exercisable.

(13)       Includes 5,333 shares of restricted stock not yet vested and options to purchase 5,000 shares which are presently exercisable.

(14)       Mr. Harrison was Managing Director — Marketing and Sales until his resignation as an executive officer in August 2009.  Mr. Harrison remains an employee of the Company in a strategic advisory capacity.  His beneficial ownership includes options to purchase 48,667 shares which are presently exercisable.

(15) See footnotes 1, 7, 8, 9, 10, 11, 12, 13 and 14.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, stock-settled stock appreciation rights (“SARs”), warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued upon Exercise of Outstanding Options, SARs, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, SARs, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders (a)	745,000	$32.07	1,628,742
Equity compensation plans not approved by security holders (b)	162,500	$4.40	N/A
Total	907,500	$27.12	1,628,742

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2009, we have been a party to the following transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of our capital stock or any member of their immediate families had a direct or indirect material interest.

The building in which we maintain our headquarters is under a lease agreement with an entity owned by a limited partnership in which certain of our directors and one former officer (Maurice J. Gallagher, Jr., Timothy P. Flynn, John Redmond and M. Ponder Harrison) own a 57% interest as limited partners. In June 2008, we obtained additional office space in the leased building through an amendment to the existing lease agreement with the landlord. The amended lease agreement has a ten year term. In June 2008, we entered into a lease agreement for office space to be used as our training facility which is located in a building adjacent to the location of our headquarters. The second building is also owned by an entity owned by the same limited partnership. The lease agreement for the second building is for a ten year term. During 2009, we paid approximately $1,940,000 to the landlords under those arrangements.  The disinterested members of our board and audit committee have determined that the terms for the lease agreements are at least as favorable as we could receive in arms’ length transactions.

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

Director Independence

Our board of directors has determined that all of our directors other than Maurice J. Gallagher, Jr., are independent under the rules of the Nasdaq Stock Market.  As Mr. Gallagher does not serve on any of the board’s committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young, LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $524,000 for the year ended December 31, 2009 and $500,000 for the year ended December 31, 2008.

Audit-Related Fees

No fees were billed by Ernst & Young, LLP for assurance and related services that were reasonably related to the performance of the audit referred to above during 2009 or 2008.

Tax Fees

The aggregate fees rendered by Ernst & Young, LLP for tax compliance, tax advice or tax planning services were approximately $105,000 during 2009. No tax services were rendered by Ernst & Young, LLP during 2008.

All Other Fees

Ernst & Young, LLP did not provide any professional services during 2009 other than those described under the caption “Audit Fees” and “Tax Fees” above.  Approximately $51,000 in fees were billed for non-audit services rendered by Ernst & Young, LLP in 2008 which consisted of information technology professional services.

All non-audit services require an engagement letter to be signed prior to commencing any services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee requires pre-approval from our audit committee of the non-audit services in advance of the engagement and the audit committee’s responsibilities in this regard may not be delegated to management. No non-audit services were rendered that were not in compliance with this policy.

PART IV.

Item 15.    Exhibits, Financial Statement and Schedules.

The following exhibits were filed with the Original Filing of this report:

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
	Reports of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets	50
	Consolidated Statements of Income	51
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	52
	Consolidated Statements of Cash Flows	54
	Notes to Consolidated Financial Statements	56
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

10.12

Shipper’s Agreement between AFH, Inc. and Central Florida Pipeline, LLC (Incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).

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

10.16

Air Transportation Charter Agreement dated as of October 31, 2008 between Harrah’s Operating Company, Inc. and Allegiant Air, LLC.(2) (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

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

10.20	**	Amendment No. 1 to Air Transportation Charter Agreement dated April 30, 2009, between Allegiant Air, LLC and Harrah’s Operating Company, Inc.(3)
10.21	**	Amendment No. 2 to Air Transportation Agreement Charter Agreement dated November 6, 2009 between Allegiant Air, LLC and Harrah’s Operating Company, Inc.(3)
10.22	**	Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(1)
10.23	**	Restricted Stock Agreement dated October 16, 2009 between the Company and Andrew C. Levy.(1)
10.24	**	Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)
10.25	**	Aircraft Sale and Purchase Agreement dated as of December 30, 2009 between the Company and Scandinavian Airlines System, Denmark—Norway—Sweden.(3)
21.1	**	List of Subsidiaries
23.1	**	Consent of Ernst & Young LLP.
24.1		Powers of Attorney (on signature page of Original Filing)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32		Section 1350 Certifications

*       Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

**     Previously filed as part of the Original Filing.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on April 30, 2010.

ALLEGIANT TRAVEL COMPANY

By:	/s/ ANDREW C. LEVY

ANDREW C. LEVY
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE J. GALLAGHER, JR.	Chief Executive Officer and Director	April 30, 2010
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ ANDREW C. LEVY	Chief Financial Officer	April 30, 2010
Andrew C. Levy	(Principal Financial Officer)

/s/ SCOTT SHELDON	Principal Accounting Officer	April 30, 2010
Scott Sheldon

	Director	April , 2010
Montie Brewer

*	Director	April 30, 2010
Gary Ellmer

	Director	April , 2010
Timothy P. Flynn

*	Director	April 30, 2010
Charles W. Pollard

*	Director	April 30, 2010
John Redmond

*By:	/s/ Andrew C. Levy
Andrew C. Levy, Attorney in Fact