Form 10-Q
period 2010-03-31
Allegiant Travel CO
filed 2010-05-07
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 3, 2010 was 19,917,510.

Allegiant Travel Company

Form 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)

Current assets:
Cash and cash equivalents	$133,671	$90,239
Restricted cash	20,036	17,841
Short-term investments	115,490	141,231
Accounts receivable, net of allowance for doubtful accounts of $- at March 31, 2010 and December 31, 2009	7,416	7,476
Expendable parts, supplies and fuel, net of allowance for obsolescence of $704 and $659 at March 31, 2010 and December 31, 2009, respectively	11,613	10,673
Prepaid expenses	16,765	19,432
Deferred income taxes	299	269
Other current assets	1,316	2,712
Total current assets	306,606	289,873
Property and equipment, net	238,988	204,533
Investment in and advances to unconsolidated affiliates, net	1,262	1,353
Deposits and other assets	3,778	3,880
Total assets	$550,634	$499,639

Current liabilities:
Current maturities of notes payable	$19,341	$21,297
Current maturities of capital lease obligations	2,077	2,041
Accounts payable	27,813	20,990
Accrued liabilities	17,769	23,699
Air traffic liability	121,721	90,554
Total current liabilities	188,721	158,581
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	17,059	21,027
Capital lease obligations, net of current maturities	909	1,442
Deferred income taxes	29,232	26,566
Total liabilities	235,921	207,616
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,221,467 and 21,088,633 shares issued; 19,927,322 and 19,850,090 shares outstanding, as of March 31, 2010 and December 31, 2009, respectively	21	21
Treasury stock, at cost, 1,294,145 and 1,238,543 shares at March 31, 2010 and December 31, 2009, respectively	(45,001)	(42,149)
Additional paid in capital	174,907	171,887
Accumulated other comprehensive income	14	92
Retained earnings	184,772	162,172
Total stockholders’ equity	314,713	292,023
Total liabilities and stockholders’ equity	$550,634	$499,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2010	2009

OPERATING REVENUE:
Scheduled service revenue	$110,434	$90,196
Ancillary revenue:
Air-related charges	42,650	36,501
Third party products	4,942	4,755
Total ancillary revenue	47,592	41,256
Fixed fee contract revenue	11,267	10,106
Other revenue	344	561
Total operating revenue	169,637	142,119

OPERATING EXPENSES:
Aircraft fuel	57,366	33,398
Salary and benefits	25,892	23,409
Station operations	15,682	13,133
Maintenance and repairs	12,770	11,132
Sales and marketing	5,083	4,467
Aircraft lease rentals	507	405
Depreciation and amortization	8,691	6,882
Other	7,401	4,815
Total operating expenses	133,392	97,641
OPERATING INCOME	36,245	44,478

OTHER (INCOME) EXPENSE:
Loss from unconsolidated affiliates, net	142	7
Interest income	(411)	(701)
Interest expense	749	1,101
Total other (income) expense	480	407
INCOME BEFORE INCOME TAXES	35,765	44,071
PROVISION FOR INCOME TAXES	13,165	15,909
NET INCOME	$22,600	$28,162
Earnings per share:
Basic	$1.14	$1.39
Diluted	$1.12	$1.37
Weighted average shares outstanding:
Basic	19,805	20,219
Diluted	20,222	20,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$22,600	$28,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,691	6,882
Loss on aircraft and other equipment disposals	858	82
Provision for obsolescence of expendable parts, supplies and fuel	45	15
Stock compensation expense	969	761
Deferred income taxes	2,636	12,107
Excess tax benefits from stock option exercises	(209)	—
Changes in certain assets and liabilities:
Restricted cash	(2,195)	133
Accounts receivable	60	(1,345)
Expendable parts, supplies and fuel	(985)	(2,211)
Prepaid expenses	2,667	3,032
Other current assets	1,396	376
Accounts payable	7,032	4,221
Accrued liabilities	(5,930)	1,688
Air traffic liability	31,167	34,535
Net cash provided by operating activities	68,802	88,438
INVESTING ACTIVITIES:
Purchase of short-term investments	(49,245)	(51,156)
Proceeds from maturities of short-term investments	74,909	9,761
Purchase of property and equipment, including pre-delivery deposits	(44,004)	(12,050)
Investment in unconsolidated affiliates, net	91	(517)
Decrease (increase) in deposits and other assets	102	(1,641)
Net cash used in investing activities	(18,147)	(55,603)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	209	—
Proceeds from exercise of stock options	1,841	—
Repurchase of common stock	(2,852)	(7,061)
Principal payments on notes payable	(5,924)	(5,003)
Principal payments on capital lease obligations	(497)	(463)
Net cash used in financing activities	(7,223)	(12,527)
Net change in cash and cash equivalents	43,432	20,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,239	97,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,671	$117,461

Non-Cash Transactions:
Common stock issued for software operating system	$—	$1,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its wholly-owned operating subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent and provides the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

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

Comprehensive Income:  Comprehensive income is comprised of changes in the fair value of short-term investments and marketable securities deemed to be available-for-sale by management.

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2010 classifications.  These reclassifications had no effect on the previously reported net income.  In particular, the Company’s condensed consolidated statements of income reflect additional detail presented within operating revenue of the ancillary revenue categories of air-related charges and third party products.

Note 2 — Newly Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Topic 605 and changes the allocation methods used in determining how to account for multiple payment streams. It also results in the ability to separately account for more deliverables and potentially less revenue deferrals.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011.  The Company is currently evaluating the requirements of this pronouncement and has not yet determined the impact and likely timing of such impact that this standard will have on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). The guidance is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This guidance is effective for interim and annual periods ending after November 15, 2009.  Adoption of the new accounting guidance has not had an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. Certain provisions requiring new disclosures and clarifications of existing disclosures of the guidance are effective for interim and reporting periods beginning after December 15, 2009. Certain other provisions for new disclosures are effective for fiscal years beginning after December 15, 2010.  Adoption of those provisions of the accounting guidance that became effective for this interim period presented has resulted in new fair value disclosures.  See related fair value disclosures in Note 8 — Fair Value Measurements.

Note 3 — Income Taxes

For the three months ended March 31, 2010, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at March 31, 2010.  No penalties were accrued at March 31, 2010.

Note 4 — Stockholders’ Equity

In January 2010, the Board of Directors increased to $25,000 the remaining authority under the Company’s existing share repurchase program (share repurchase program approved in January 2009) to acquire the Company’s stock through open market purchases.  During the three months ended March 31, 2010, the Company repurchased 55,602 shares through open market purchases at an average cost of $51.29 per share for a total expenditure of $2,852.  No share repurchases were made under the plan during the first quarter of 2009.  As of March 31, 2010, the Company had a total of $22,148 in unused stock repurchase authority remaining under the plan.

Note 5 — Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended March 31,
	2010	2009
Numerator:
Net income	$22,600	$28,162
Denominator:
Weighted-average shares outstanding	19,805	20,219
Weighted-average effect of dilutive securities:
Employee stock options	172	121
Stock purchase warrants	149	143
Restricted stock	39	29
Stock-settled stock appreciation rights	57	—
Adjusted weighted-average shares outstanding, diluted	20,222	20,512
Net income per share, basic	$1.14	$1.39
Net income per share, diluted	$1.12	$1.37

Note 6 — Long-Term Debt

	As of March 31,	As of December 31,
	2010	2009

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$1,725	$3,212
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	8,377	9,070
Notes payable, secured by aircraft, interest at 6%, due April 2012	9,859	10,969
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	4,363	5,599
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	3,602	4,242
Notes payable, secured by aircraft, interest at 8%, due June 2011	2,365	2,811
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	6,103	6,409
Other notes payable	6	12
Capital lease obligations	2,986	3,483
Total long-term debt	39,386	45,807
Less current maturities	(21,418)	(23,338)
Long-term debt, net of current maturities	$17,968	$22,469

The carrying value of the Company’s debt approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

Note 7 — Short-term investments

The Company’s investments in marketable debt and equity securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of March 31, 2010				As of December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$100,293	$14	$(23)	$100,284	$76,599	$44	$(21)	$76,622
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	15,171	35	—	15,206	64,477	132	—	64,609
Total	$115,464	$49	$(23)	$115,490	$141,076	$176	$(21)	$141,231

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. The Company had no realized gains or losses during the three months ended March 31, 2010 or 2009.

The Company believes that the unrealized losses related to debt securities are not other-than-temporary. Debt securities in an unrealized loss position related primarily to investments in municipal bonds.

Short-term investments had the following maturities as of March 31, 2010:

Maturities	Amount
Year 2010	$113,910
Year 2011	1,580
Thereafter	—
Total	$115,490

Note 8 — Fair Value Measurements

Fair value measurements accounting standards define fair value, establish a consistent framework for measuring fair value, and require disclosures for each major asset and liability category and class of investment measured at fair value on either a recurring or a nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is established in accounting standards. The hierarchy prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2010, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments.  Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and short-term investments.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities and U.S. government corporation and agency debt securities which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$28,662	$28,662	$—	$—
Municipal debt securities	99,226	—	99,226	—
Total cash equivalents	127,888	28,662	99,226	—
Short-term investments
Municipal debt securities	100,284	—	100,284	—
Government debt securities	15,206	—	15,206	—
Total short-term investments	115,490	—	115,490	—

Total assets	$243,378	$28,662	$214,716	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$17,951	$17,951	$—	$—
Municipal debt securities	67,140	—	67,140	—
Total cash equivalents	85,091	17,951	67,140	—
Short-term investments
Municipal debt securities	76,622	—	76,622	—
Government debt securities	64,609	—	64,609	—
Total short-term investments	141,231	—	141,231	—

Total assets	$226,322	$17,951	$208,371	$—

There were no significant transfers between Level 1 and Level 2 assets for the three month periods ended March 31, 2010 and 2009.

Note 9 — Financial Instruments and Risk Management

Airline operations are inherently dependent on energy, and are therefore impacted by changes in jet fuel prices. Aircraft fuel expense represented approximately 43.0% and 34.2% of the Company’s operating expenses for the three months ended March 31, 2010 and 2009, respectively.

Prior to 2008, the Company entered into financial derivative contracts to manage a limited portion of its risk of fuel price volatility.  These financial derivative instruments were not purchased or held for trading purposes. The Company suspended this hedging strategy in 2007 and the last contract settled in January 2008.  As of March 31, 2010 and 2009, the Company had no fuel derivative instruments.

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009.  The Company placed one of these aircraft into service during the first quarter of 2010.  The Company expects to place 14 of the remaining aircraft into service by the end of 2011, with five aircraft to be used for spare engines and rotable parts.    As of March 31, 2010, the remaining contractual obligations under these purchase agreements total $19,025 to be paid during 2010 upon delivery of the remaining aircraft.

In March 2010, the Company entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2011.  The Company expects two of these aircraft to enter operating service in fourth quarter 2010 with the remaining four aircraft to be added to the Company’s operating fleet in 2011 and 2012.  As of March 31, 2010, the remaining contractual obligations under the purchase agreement will be paid upon delivery of the aircraft, with $9,775 to be paid during 2010 and $29,325 to be paid during 2011.

Note 11 — Subsequent Events

On April 26, 2010, our Board of Directors declared a one-time cash dividend of $0.75 per share on our outstanding common stock. This dividend will be payable on June 1, 2010, to stockholders of record on May 14, 2010.  The Company estimates the total payment of the dividend to be approximately $14,938 based on the shares of our outstanding common stock as of the close of business on May 3, 2010.

During April 2010, the Company repurchased 190,562 shares through open market purchases under its existing share repurchase program at an average cost of $52.28 per share for a total expenditure of $9,963.

On May 3, 2010, 162,500 shares of our common stock were issued through the exercise of warrants.  These warrants were issued to a placement agent in connection with the private placement of equity in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ended March 31, 2010 and 2009.  Also discussed is our financial position as of March 31, 2010 and December 31, 2009. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leisure travel company focused on residents of small cities in the United States.  We operate a low-cost passenger airline allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services.  Our business model emphasizes low operating costs, diversified revenue sources, and the transport of passengers from small cities to leisure destinations.  Our route network, pricing philosophy, product offering and advertising are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

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

First quarter 2010 results

During the first quarter of 2010, we earned net income of $22.6 million on operating revenues of $169.6 million and achieved a 21.4% operating margin.  We achieved these results despite a 71.8% increase in fuel expense driven by an increase in our system average fuel cost per gallon from $1.47 for the first quarter of 2009 to $2.17 for the same period of 2010.  Our operating revenue increased 19.4%, as a result of a 10.3% increase in scheduled service departures, a 9.2% increase in our scheduled service air fare and a 15.4% increase in ancillary revenue. Our scheduled service air fare increased from $74.52 to $81.41 year-over-year while our ancillary air fare increased from $34.09 to $35.08 in the same period.

We generated $68.8 million in net cash from operating activities during the quarter, and despite capital expenditures related to the expansion of our fleet, principal debt repayments, and stock repurchases, we ended the quarter with $249.2 million in unrestricted cash and short-term investments, up from $231.5 million as of December 31, 2009.

In March 2010, we entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2011. These aircraft will provide us the ability to serve longer haul markets, including possible service to Hawaii after we receive regulatory approval for extended over water operations.  We took delivery of two of these aircraft during the first quarter, we expect to receive our operating authority by the end of the year and to put the aircraft in service shortly thereafter. The remaining four aircraft are expected to be added to our operating fleet in 2011 and 2012.

Fleet

During the first quarter of 2010, we placed one MD-80 aircraft into service which increased our operating fleet to 47 aircraft at March 31, 2010.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	March 31, 2010			December 31, 2009			March 31, 2009
	Own(a)(b)	Lease (c)	Total	Own(b)	Lease	Total	Own(a)(b)	Lease	Total
MD82/83/88s	39	4	43	38	4	42	35	2	37
MD87s	4	0	4	4	0	4	4	0	4
Total	43	4	47	42	4	46	39	2	41

(a)          Does not include aircraft owned, but not yet added to our operating fleet.

(b)         Includes two aircraft subject to capital leases for each of the periods presented.

(c)          In February 2010, we exercised purchase options on two aircraft under operating leases and expect to take ownership of the aircraft in November 2010.

In April 2010, we placed an additional MD-83 aircraft into service in conjunction with the permanent withdrawal of one MD-80 aircraft (130-seat MD-87) from our operating fleet.  Our 130-seat MD-87 aircraft are exclusively used for flying fixed fee programs and this withdrawal has reduced the number of this type of aircraft in our operating fleet to three aircraft.  We expect to place three additional MD-83 aircraft, acquired from the recent purchase agreements we entered into in the fourth quarter of 2009, into our operating fleet by the end of the second quarter of 2010 which will increase our operating fleet to 50 operating aircraft.

Network

As of March 31, 2010, we offered scheduled service from 57 small cities on 134 routes primarily into our six major leisure destinations. Changes in our route network during the first quarter of 2010 were primarily a result of shifting routes from ten of our small cities from Orlando Sanford International Airport to Orlando International Airport.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of March 31,	As of December 31,	As of March 31,
	2010	2009	2009

Major leisure destinations	6	6	5
Other leisure destinations	5	5	6
Small cities served	57	58	59
Total cities served	68	69	70

Routes to Las Vegas	39	40	39
Routes to Orlando airports	30	31	30
Routes to Phoenix	20	20	15
Routes to Tampa Bay/St. Petersburg	20	20	20
Routes to Los Angeles	11	11	0
Routes to Ft. Lauderdale	5	5	6
Other routes	9	9	6
Total routes	134	136	116

Trends and Uncertainties

The economic problems of the past two years are still evident. During 2009, consumers substantially reduced their outlays resulting in a significant reduction in air fares and air travel demand.  We are seeing improvements and experienced some recovery in the first quarter of 2010 in our scheduled service base fare, which increased year-over-year from $74.52 to $81.41.  This represented the second quarter in a row with a sequential increase in scheduled service base fare.   Ancillary revenue per passenger also increased sequentially by $2.30, from $32.78 for the fourth quarter of 2009 to $35.08 for the first quarter of 2010.  Although these recent unit revenue trends reflect improvements in the demand for airline travel, it is uncertain whether the recovery in fares will be sustained in future quarters.

Aircraft fuel expense in the first quarter of 2010 at 43.0% continues to represent a significant portion of our overall operating expenses.  Our average fuel cost per gallon was $2.17 during the first quarter of 2010 compared to $1.47 for the same period of 2009.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.

Our new operational base at Grand Rapids, Michigan opened in April 2010. The aircraft base in Grand Rapids is our second small city base. We believe basing aircraft in a small city provides us with additional scheduling options including better departure times and the ability to facilitate service to destinations where bases are currently not in place. We currently operate routes from Grand Rapids to five of our major leisure destinations, as well as seasonal service to Myrtle Beach, South Carolina, which began in April 2010. Our seasonal service to Myrtle Beach from two other small cities proved to be successful in 2009 and we have scheduled expansion of this service during 2010 as part of our capacity growth for the summer season.

Looking forward, we expect moderate growth for 2010 with capacity growth largely attributable to new routes being added to our network, utilization of our new aircraft bases and an increase in seasonal flying.  We have made a number of key investments to provide for future growth, including purchasing additional MD-80 aircraft, a contract for the purchase of six 757s for our planned Hawaii service, and the continuing development of a new automation platform.  As we have in the past, we will continue to quickly adjust and adapt our business in response to changing economic conditions and new opportunities to achieve desirable margins.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	33.8	23.4
Salary and benefits	15.3	16.5
Station operations	9.2	9.2
Maintenance and repairs	7.5	7.8
Sales and marketing	3.0	3.1
Aircraft lease rentals	0.3	0.3
Depreciation and amortization	5.1	4.8
Other	4.4	3.4
Total operating expenses	78.6%	68.7%
Operating margin	21.4%	31.3%

We recorded total operating revenue of $169.6 million, income from operations of $36.2 million and net income of $22.6 million for the first quarter of 2010.  By comparison, for the same period in 2009, we recorded total operating revenue of $142.1 million, income from operations of $44.5 million and net income of $28.2 million.  We achieved a 21.4% operating margin for the first quarter of 2010 with system growth in departures of 10.1% and available seat miles (“ASMs”) of 16.9%, despite a 47.6% increase in system average fuel cost per gallon from $1.47 for the first quarter of 2009 to $2.17 for the same period of 2010.

Operating Revenue

Our operating revenue increased 19.4% to $169.6 million in the first quarter of 2010 from $142.1 million for the same period of 2009 primarily due to a 22.4% increase in scheduled service revenue and a 16.8% increase in ancillary revenue from air-related charges.  The scheduled service revenue and ancillary revenue from air-related charges increases were primarily driven by a 12.1% increase in the number of scheduled service passengers along with increases in scheduled service base fare and charges for certain ancillary revenue items.

System ASMs increased by 16.9% driven by a 10.1% increase in departures and a 6.2% increase in system average stage length.  We managed an increase in system operating revenue per ASM (“RASM”) of 2.1% as a result of a year-over-year increase in scheduled service total average fare from $108.61 to $116.49, offset, in part, by the effect of a longer stage length.

Scheduled service revenue.  Scheduled service revenue increased 22.4% to $110.4 million in the first quarter of 2010, from $90.2 million in the same period of 2009.  The increase was a result of a 12.1% increase in the number of scheduled service passengers and an increase in the scheduled service total average fare from $108.61 in the first quarter of 2009 to $116.49 in the same period of 2010.  Passenger growth was driven primarily as a result of a 10.3% year-over-year increase in departures from 9,141 to 10,081.  Significant contributors to the departure growth were the addition of 589 departures attributable to our new service to Los

Angeles not operated in the first quarter of 2009, an increase of 401 departures from route expansion to our Phoenix market, and increased frequency of flying to the San Francisco Bay area, San Diego and Punta Gorda, Florida.  In particular, the first quarter of 2009 did not reflect a full quarter of flying to Punta Gorda, Florida, as scheduled service began in March 2009 from two small cities.  We offered service into Phoenix on 20 routes at March 31, 2010 compared to 15 routes at March 31, 2009.  Departure growth was partially offset by a decrease in departures to our major leisure destinations other than Phoenix and Los Angeles.  Our route network consisted of 134 routes at March 31, 2010, an increase from 116 routes at March 31, 2009.

Ancillary revenue.  Ancillary revenue increased 15.4% to $47.6 million in the first quarter of 2010 up from $41.3 million in the same period of 2009, driven by a 12.1% increase in scheduled service passengers and a 2.9% increase in ancillary revenue per scheduled passenger from $34.09 to $35.08.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	March 31,
	2010	2009	% Change
Air-related charges	$31.44	$30.16	4.2%
Third party products	3.64	3.93	(7.3)%
Total ancillary revenue per scheduled service passenger	$35.08	$34.09	2.9%

On a per-passenger basis, 89.6% and 88.5% of our total ancillary revenue consists of air-related charges for the first quarters of 2010 and 2009, respectively. The increase in air-related charges per-passenger was primarily attributable to higher baggage fees as we increased fees to comparable industry levels.  Our baggage fees currently range between $15 and $25 per checked bag, depending on the flight segment.  Third party products declined on a per passenger basis (but increased slightly in absolute terms) due to Las Vegas contributing a smaller percentage of our total passengers. Our third party products revenue per passenger for Las Vegas is higher than our other destinations due to large volume of hotel rooms we sell in Las Vegas.

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Three months ended
	March 31,
(in thousands)	2010	2009	% Change
Gross ancillary revenue - third party	$22,489	$17,817	26.2%
Cost of goods sold	(16,367)	(12,067)	35.6%
Transaction costs (a)	(1,180)	(995)	18.6%
Ancillary revenue - third party products	$4,942	$4,755	3.9%
As percent of gross ancillary revenue - third party	22.0%	26.7%	-4.7pp

(a)   Includes credit card fees and travel agency commissions

During the first quarter 2010, we generated gross revenue of $22.5 million from third party products, which resulted in net revenue of $4.9 million. The majority of the gross revenue was generated from the sale of hotel room nights at our leisure destinations packaged to our customers with scheduled air service.  Despite the majority of these hotel rooms sold being in the Las Vegas market, we achieved a significant increase in the sale of hotel rooms in our other leisure destinations in the first quarter of 2010 compared to the same period in 2009.  We believe our continued efforts in software enhancements and additional product offerings, along with our loyal customer base, could result in meaningful long-term revenue growth in the sale of third party products.

Fixed fee contract revenue.  Fixed fee contract revenue increased 11.5% to $11.3 million in the first quarter of 2010 from $10.1 million in the same period of 2009. The increase in fixed fee contract revenue was primarily due to increased block hours flown under our fixed fee flying agreement with Harrah’s from 1,735 in the first quarter of 2009 to 2,047 for the same period of 2010.  For the periods presented, the change in mix of our other fixed fee flying programs and ad-hoc flying had minimal impact on our fixed fee contract revenue.

Other revenue.  We generated other revenue of $0.3 million in the first quarter of 2010 compared to $0.6 million in the same period of 2009 primarily from flight equipment leased to third parties.

Operating Expenses

Our operating expenses increased 36.6% to $133.4 million in 2010 compared to $97.6 million in 2009 largely due to a 71.8% increase in our fuel expense.

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

	Three Months Ended March 31,		Percentage
	2010	2009	Change
Aircraft fuel	$39.91	$25.80	54.7%
Salary and benefits	18.01	18.08	(0.4)
Station operations	10.91	10.14	7.6
Maintenance and repairs	8.88	8.60	3.3
Sales and marketing	3.54	3.45	2.6
Aircraft lease rentals	0.35	0.31	12.9
Depreciation and amortization	6.05	5.32	13.7
Other	5.15	3.72	38.4
Operating expense per passenger	$92.80	$75.42	23.0%
Operating expense per passenger, excluding fuel	$52.89	$49.62	6.6%

Despite an increase of 6.2% in system average stage length and a 6.3% reduction in departures per average aircraft, operating expense per passenger, excluding fuel, increased only 6.6% from $49.62 to $52.89.  The increase in average fuel cost per gallon of 47.6% and the longer stage length resulted in a $14.11 increase in fuel expense per passenger from $25.80 to $39.91.

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

Generally, we do not believe CASM is the most appropriate measure by which to evaluate our cost management due to the evolving nature of our route network, our aggressive approach to managing capacity (i.e., ASMs) on a seasonal basis, and the low utilization of our fleet which results in many of our expenses being more fixed as opposed to varying significantly with our ASM production. We provide this table as a convenience because we recognize that CASM is widely used to compare costs in the airline industry.  Our CASM, excluding fuel, remained relatively flat in comparison to the same quarter last year.

	Three Months Ended March 31,				Percentage
	2010		2009		Change
Aircraft fuel	3.68	¢	2.51	¢	46.6%
Salary and benefits	1.66		1.76		(5.7)
Station operations	1.01		0.99		2.0
Maintenance and repairs	0.82		0.84		(2.4)
Sales and marketing	0.33		0.34		(2.9)
Aircraft lease rentals	0.03		0.03		—
Depreciation and amortization	0.56		0.52		7.7
Other	0.48		0.36		33.3
Operating expense per ASM (CASM)	8.57	¢	7.33	¢	16.9%
CASM, excluding fuel	4.88	¢	4.82	¢	1.2%

Aircraft fuel expense.  Aircraft fuel expense increased 71.8% to $57.4 million in the first quarter of 2010, up from $33.4 million in the same period of 2009, primarily driven by a substantial increase in the system average cost per gallon from $1.47 to $2.17.   System departure growth of 10.1% and a 6.2% increase in average stage length for the first quarter of 2010 resulted in the use of 15.8% more gallons of fuel, which increased from 22.8 million consumed to 26.4 million consumed.  This also contributed to the aircraft fuel expense increase for the period.

Salary and benefits expense.  Salary and benefits expense increased 10.6% to $25.9 million in the first quarter of 2010 from $23.4 million in the same period of 2009.  Excluding accrued employee bonus expense and stock compensation expense, salaries and benefits increased 20.7% attributable to a 12.9% increase in full-time equivalent employees and a 6.7% increase in the salary and benefits expense per full-time equivalent.  Our salary and benefits expense per full-time equivalent increase was partially attributable to higher medical benefit premiums in the first quarter of 2010.  The increase in our full-time equivalent employees was driven by a 17.3% increase in the average number of our aircraft in service from 39.4 aircraft during the first quarter of 2009 to 46.2 aircraft during the same period of 2010.  We employed approximately 1,602 full-time equivalent employees at March 31, 2010, compared to 1,419 full-time equivalent employees at March 31, 2009.  Our number of full-time equivalents per average operating aircraft decreased from 36 for the first quarter of 2009 to 35 for the same period of 2010.  Accrued employee bonus expense decreased by 33.1% driven by the year-over-year decrease in first quarter operating income.

Station operations expense.  Station operations expense increased 19.4% to $15.7 million in the first quarter of 2010 compared to $13.1 million in the same period of 2009 as a result of a 10.1% increase in system departures and an 8.0% increase in station operations expense per departure.  The increase in station operations expense per departure was largely due to start up expenses in the opening of our operational base at Orlando International Airport in February 2010 and increases in airport fees at several airports where we operate.

Maintenance and repairs expense.  Maintenance and repairs expense increased 14.7% to $12.8 million in the first quarter of 2010 compared to $11.1 million in the same period of 2009.  The increase was attributable to the costs associated with increased repair of rotable parts and usage of expendable parts as a result of the growth of our fleet as the average number of aircraft in service increased from 39.4 aircraft during the first quarter of 2009 to 46.2 aircraft during the same period of 2010.   While we performed the same number of scheduled heavy maintenance checks during the first quarter of 2010 as in the prior year, a broader work scope for the prior year checks, in accordance with our maintenance program, resulted in less expensive checks during the first quarter of 2010 and a partial offset to the overall maintenance and repairs expense increase.

Sales and marketing expense.  Sales and marketing expense increased 13.8% to $5.1 million in the first quarter of 2010 compared to $4.5 million in the same period of 2009, primarily driven by an increase in credit card discount fees associated with the 20.2% increase in scheduled service and ancillary revenue.

Aircraft lease rentals expense.  Aircraft lease rentals expense was $0.5 million in the first quarter of 2010 compared to $0.4 million in the same period of 2009.   Four aircraft were under operating lease agreements for the first quarter of 2010 while two aircraft were under operating lease agreements for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $8.7 million in the first quarter of 2010 from $6.9 million for the same period of 2009, an increase of 26.3%, as the number of operating aircraft owned (including those leased to a third party) or subject to capital lease, increased by 14.6%, from 41 at March 31, 2009 to 47 at March 31, 2010.  The increase was also attributable to the impact of lowering the residual values of our aircraft, the accelerated depreciation for planned retirement of one MD-87 aircraft and additional depreciation related to non-aircraft equipment purchases during 2009.

Other expense.  Other expense increased by 53.7% to $7.4 million in the first quarter of 2010 compared to $4.8 million in the same period of 2009 due mainly to increased losses from engine dispositions, higher aviation insurance rates which became effective in the fourth quarter of 2009, and increased flight operations and administrative expenses attributable to company growth.  In many situations, the use of spare engines and rotable parts is less expensive than performing maintenance and repairs of existing engines and rotable parts.  Engine dispositions could result from a decision to replace rather than repair engines.

Other (Income) Expense

Other (income) expense was relatively flat, from a net other expense of $0.4 million for the first quarter of 2009, to a net other expense of $0.5 million for the same period of 2010. The increased expense is primarily attributable to a reduction of interest income earned on cash balances in the first quarter of 2010 compared to the same period of 2009 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 36.8% for the first quarter of 2010 compared to 36.1% for the same period of 2009. The higher effective tax rate for the first quarter of 2010 was largely due to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		Percent
	2010	2009	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,437,459	1,294,608	11.0
Revenue passenger miles (RPMs) (thousands)	1,373,756	1,166,981	17.7
Available seat miles (ASMs) (thousands)	1,557,186	1,331,957	16.9
Load factor	88.2%	87.6%	0.6
Operating revenue per ASM (RASM)** (cents)	10.89	10.67	2.1
Operating expense per ASM (CASM) (cents)	8.57	7.33	16.9
Fuel expense per ASM (cents)	3.68	2.51	46.6
Operating CASM, excluding fuel (cents)	4.88	4.82	1.2
Operating expense per passenger	$92.80	$75.42	23.0
Fuel expense per passenger	$39.91	$25.80	54.7
Operating expense per passenger, excluding fuel	$52.89	$49.62	6.6
Departures	11,700	10,624	10.1
Block hours	28,244	24,408	15.7
Average stage length (miles)	895	843	6.2
Average number of operating aircraft during period	46.2	39.4	17.3
Total aircraft in service end of period	47	41	14.6
Average departures per aircraft per day	2.81	3.00	(6.3)
Average block hours per aircraft per day	6.8	6.9	(1.4)
Full-time equivalent employees at period end	1,602	1,419	12.9
Fuel gallons consumed (thousands)	26,402	22,783	15.9
Average fuel cost per gallon	$2.17	$1.47	47.6

Scheduled service statistics:
Passengers	1,356,610	1,210,325	12.1
Revenue passenger miles (RPMs) (thousands)	1,307,966	1,102,470	18.6
Available seat miles (ASMs) (thousands)	1,426,546	1,214,832	17.4
Load factor	91.7%	90.8%	0.9
Departures	10,081	9,141	10.3
Average passengers per departure	135	132	2.3
Block hours	25,355	21,867	16.0
Yield (cents)	8.44	8.18	3.2
Scheduled service revenue per ASM (cents)	7.74	7.42	4.3
Total ancillary revenue per ASM** (cents)	3.34	3.40	(1.8)
Total revenue per ASM (TRASM)** (cents)	11.08	10.82	2.4
Average fare — scheduled service	$81.41	$74.52	9.2
Average fare — ancillary	$35.08	$34.09	2.9
Average fare — total	$116.49	$108.61	7.3
Average stage length (miles)	945	887	6.5
Fuel gallons consumed (thousands)	23,706	20,395	16.2
Average fuel cost per gallon	$2.32	$1.57	47.8
Percent of sales through website during period	88.3%	87.4%	0.9

* Except load factor and percent of sales through website, which is percentage point change

** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments increased from $249.3 million at December 31, 2009 to $269.2 million at March 31, 2010.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities classified as available-for-sale.

During the first quarter of 2010, our primary source of funds was cash generated by our operations. Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet and meeting our short term obligations.  Under recent aircraft purchase agreements entered into, we have contractual obligations through 2011.  We currently anticipate funding the purchase of these aircraft with available cash assets, and, as we have in the past, also would consider raising funds through debt financing if terms are acceptable.  However, access to financing will not be required for us to meet these aircraft purchase obligations.

Sources and Uses of Cash

Operating Activities:  During the three months ended March 31, 2010, our operating activities provided $68.8 million of cash compared to $88.4 million during the same period of 2009.  The cash flows provided by operations for the period in 2010 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  While the increase in air traffic liability remained relatively flat compared with the same period in 2009, higher net income and changes in certain assets and liabilities resulted in higher cash flows provided by operations for the three months ended March 31, 2009.

Investing Activities:  Cash used in investing activities for the three months ended March 31, 2010 was $18.1 million compared to $55.6 million of cash used in investing activities in the same period of 2009.  During the three months ended March 31, 2010, our primary use of cash was for the purchase of property and equipment of $44.0 million, which was offset by proceeds from the maturities of available-for-sale securities, net of purchases, of $25.7 million.  Purchases of property and equipment during the first quarter of 2010 consisted primarily of the cash purchase of six MD-80 aircraft and two 757 aircraft, along with pre-delivery deposits on the undelivered 757 aircraft.  During the three months ended March 31, 2009, we used cash for the purchase of available-for-sale securities, net of proceeds from maturities, of $41.4 million and the purchase of property and equipment of $12.0 million.  The $12.0 million of cash used for property and equipment purchases included the purchase of three MD-80 aircraft to be used for spare parts.

Financing Activities:  During the three months ended March 31, 2010, we used $7.2 million in cash from financing activities compared to the use of $12.5 million during the same period of 2009.  We primarily used cash to make principal payments on our debt obligations during the three months ended March 31, 2010, which totaled $6.4 million.  While principal payments on our debt and capital lease obligations decreased slightly compared to the same period in 2009 as a result of no new debt issuances, we used less cash to purchase our common stock in open market purchases in the first quarter of 2010.  We spent $2.9 million to repurchase common stock in the first quarter of 2010 compared to $7.1 million for the same period of 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There has been no material change to these policies for the three months ended March 31, 2010.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, the effect of the economic downturn on leisure travel, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, the competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, our ability to obtain regulatory approvals, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 43.0% of our operating expenses during the three months ended March 31, 2010.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2010, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $5.7 million for the three months ended March 31, 2010.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $133.7 million, and short term investments of $115.5 million at March 31, 2010.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2010 would not have had a significant impact on our interest income.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of March 31, 2010, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 3, 2010:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the first quarter of 2010. In January 2010, our Board of Directors increased the remaining authority of our existing share repurchase program (repurchase program approved in January 2009) to acquire to $25.0 million our stock through open market purchases.  During the three months ended March 31, 2010, we repurchased 55,602 shares through open market purchases at an average cost of $51.29 per share for a total expenditure of $2.9 million.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	39,800	$51.69	39,800	$22,942,767
February 2010	15,802	50.28	15,802	22,148,246
March 2010	—	—	—	22,148,246
Total	55,602	$51.29	55,602	$22,148,246

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Aircraft Sale Agreement dated as of March 3, 2010 between the Company and Aercap Partners I Limited and Wells Fargo Bank Northeast (owner trustee under the MSN 26963 and 26964 Trust Agreements) (3)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)     Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.

(2)  Incorporated by reference to Exhibit filed to the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.

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

ALLEGIANT TRAVEL COMPANY

Date: May 7, 2010	By:	/s/ Andrew C. Levy
Andrew C. Levy
President and Principal Financial Officer