Form 10-Q
period 2010-06-30
Allegiant Travel CO
filed 2010-08-09
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2010 was 19,692,970.

Allegiant Travel Company

Form 10-Q

June 30, 2010

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)

Current assets:
Cash and cash equivalents	$154,120	$90,239
Restricted cash	20,411	17,841
Short-term investments	31,297	141,231
Accounts receivable, net of allowance for doubtful accounts of $- at June 30, 2010 and December 31, 2009	8,107	7,476
Expendable parts, supplies and fuel, net of allowance for obsolescence of $749 and $659 at June 30, 2010 and December 31, 2009, respectively	14,364	10,673
Prepaid expenses	28,323	19,432
Deferred income taxes	254	269
Other current assets	2,253	2,712
Total current assets	259,129	289,873
Property and equipment, net	249,317	204,533
Investment in and advances to unconsolidated affiliates, net	1,816	1,353
Deposits and other assets	18,852	3,880
Total assets	$529,114	$499,639

Current liabilities:
Current maturities of notes payable	$18,170	$21,297
Current maturities of capital lease obligations	2,113	2,041
Accounts payable	26,274	20,990
Accrued liabilities	15,227	23,699
Air traffic liability	118,825	90,554
Total current liabilities	180,609	158,581
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	13,464	21,027
Capital lease obligations, net of current maturities	367	1,442
Deferred income taxes	24,280	26,566
Total liabilities	218,720	207,616
Stockholders’ equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,445,467 and 21,088,633 shares issued; 19,953,970 and 19,850,090 shares outstanding, as of June 30, 2010 and December 31, 2009, respectively	21	21
Treasury stock, at cost, 1,491,497 and 1,238,543 shares at June 30, 2010 and December 31, 2009, respectively	(55,298)	(42,149)
Additional paid in capital	178,290	171,887
Accumulated other comprehensive income	(11)	92
Retained earnings	187,392	162,172
Total stockholders’ equity	310,394	292,023
Total liabilities and stockholders’ equity	$529,114	$499,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

OPERATING REVENUE:
Scheduled service revenue	$107,452	$89,711	$217,886	$179,907
Ancillary revenue:
Air-related charges	43,501	39,046	86,151	75,547
Third party products	7,152	5,383	12,094	10,138
Total ancillary revenue	50,653	44,429	98,245	85,685
Fixed fee contract revenue	9,903	9,485	21,170	19,591
Other revenue	342	4,362	686	4,923
Total operating revenue	168,350	147,987	337,987	290,106

OPERATING EXPENSES:
Aircraft fuel	62,222	41,837	119,588	75,235
Salary and benefits	26,764	23,631	52,656	47,040
Station operations	15,493	13,866	31,175	26,999
Maintenance and repairs	14,669	12,765	27,439	23,897
Sales and marketing	4,118	4,394	9,201	8,861
Aircraft lease rentals	571	507	1,078	912
Depreciation and amortization	8,351	7,251	17,042	14,133
Other	8,081	5,952	15,482	10,767
Total operating expenses	140,269	110,203	273,661	207,844
OPERATING INCOME	28,081	37,784	64,326	82,262

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(33)	(91)	109	(84)
Interest income	(344)	(680)	(755)	(1,381)
Interest expense	655	1,017	1,404	2,118
Total other (income) expense	278	246	758	653
INCOME BEFORE INCOME TAXES	27,803	37,538	63,568	81,609
PROVISION FOR INCOME TAXES	10,241	13,686	23,406	29,595
NET INCOME	$17,562	$23,852	$40,162	$52,014
Earnings per share:
Basic	$0.89	$1.19	$2.03	$2.58
Diluted	$0.87	$1.17	$2.00	$2.54
Weighted average shares outstanding:
Basic	19,805	20,057	19,805	20,137
Diluted	20,170	20,344	20,118	20,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$40,162	$52,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,042	14,133
Loss on aircraft and other equipment disposals	1,468	1,101
Provision for obsolescence of expendable parts, supplies and fuel	90	60
Stock compensation expense	2,140	1,532
Deferred income taxes	(2,271)	6,240
Excess tax benefits from stock option exercises	(667)	(519)
Changes in certain assets and liabilities:
Restricted cash	(2,570)	(694)
Accounts receivable	(631)	(1,134)
Expendable parts, supplies and fuel	(3,781)	(3,640)
Prepaid expenses	(23,891)	169
Other current assets	459	(2,764)
Accounts payable	5,951	4,809
Accrued liabilities	(8,472)	3,667
Air traffic liability	28,271	20,997
Net cash provided by operating activities	53,300	95,971
INVESTING ACTIVITIES:
Purchase of short-term investments	(49,915)	(80,709)
Proceeds from maturities of short-term investments	159,746	19,334
Purchase of property and equipment, including pre-delivery deposits	(63,294)	(19,854)
Investment in unconsolidated affiliates, net	(463)	(1,071)
Decrease (increase) in deposits and other assets	28	(1,417)
Net cash used in investing activities	46,102	(83,717)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(14,942)	—
Excess tax benefits from stock option exercises	667	519
Proceeds from exercise of stock options	2,881	967
Proceeds from exercise of warrants	715	—
Proceeds from the issuance of notes payable	––	7,000
Repurchase of common stock	(13,149)	(17,612)
Principal payments on notes payable	(10,690)	(10,084)
Principal payments on capital lease obligations	(1,003)	(935)
Net cash used in financing activities	(35,521)	(20,145)
Net change in cash and cash equivalents	63,881	(7,891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,239	97,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,120	$89,262

Non-Cash Transactions:
Common stock issued for software operating system	$—	$1,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its wholly owned operating subsidiaries.  Investments in affiliates in which ownership interest ranges from 20 to 50 percent and provides the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.  All intercompany balances and transactions have been eliminated.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted the additional disclosure requirements which became effective for interim and annual reporting periods beginning after December 15, 2009.  Certain provisions, which contain disclosures regarding information about purchases, sales, issuances and settlements in the Level 3 reconciliation, will be effective for the Company beginning in the quarter ended March 31, 2011.

Note 3 — Income Taxes

For the three and six months ended June 30, 2010, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at June 30, 2010.  No penalties were incurred or accrued at June 30, 2010.

Note 4 — Stockholders’ Equity

In January 2010, the Board of Directors increased to $25,000 the remaining authority under the Company’s existing share repurchase program (share repurchase program approved in January 2009) to acquire the Company’s stock through open market purchases.  During the six months ended June 30, 2010, the Company repurchased 252,648 shares through open market purchases at an average cost of $51.98 per share for a total expenditure of $13,133.   During the six months ended June 30, 2009, the Company repurchased 465,525 shares at an average cost of $37.79 per share for a total expenditure of $17,594.  During the three months ended June 30, 2010, the Company repurchased 197,046 shares at an average cost of $52.18 per share for a total expenditure of $10,281.  During the three months ended June 30, 2009, the Company repurchased 255,350 shares at an average cost of $41.25 per share for a total expenditure of $10,533.  As of June 30, 2010, the Company had a total of $11,867 in unused stock repurchase authority remaining under the plan.

On April 26, 2010, our Board of Directors declared a one-time cash dividend of $0.75 per share on our outstanding common stock payable to stockholders of record on May 14, 2010.  On June 1, 2010, the Company paid cash dividends of $14,942 to these stockholders.

On May 3, 2010, 162,500 shares of our common stock were issued through the exercise of warrants.  These warrants were issued to a placement agent in connection with the private placement of equity in 2005.  The Company received $715 in proceeds from the exercise of these warrants.

Note 5 — Earnings Per Share

The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$17,562	$23,852	$40,162	$52,014
Denominator:
Weighted-average shares outstanding	19,805	20,057	19,805	20,137
Weighted-average effect of dilutive securities:
Employee stock options	148	108	160	138
Stock purchase warrants	95	147	47	146
Restricted stock	63	32	48	31
Stock appreciation rights	59	—	58	—
Adjusted weighted-average shares outstanding, diluted	20,170	20,344	20,118	20,452
Net income per share, basic	$0.89	$1.19	$2.03	$2.58
Net income per share, diluted	$0.87	$1.17	$2.00	$2.54

Note 6 — Long-Term Debt

The carrying value of the Company’s debt approximates fair value.  Long-term debt, including capital lease obligations, consists of the following:

	As of June 30,	As of December 31,
	2010	2009

Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	$1,466	$3,212
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	7,670	9,070
Notes payable, secured by aircraft, interest at 6%, due April 2012	8,737	10,969
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	3,108	5,599
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	2,951	4,242
Notes payable, secured by aircraft, interest at 8%, due June 2011	1,911	2,811
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	5,791	6,409
Other notes payable	—	12
Capital lease obligations	2,480	3,483
Total long-term debt	34,114	45,807
Less current maturities	(20,283)	(23,338)
Long-term debt, net of current maturities	$13,831	$22,469

Note 7 — Short-term investments

The Company’s investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of June 30, 2010				As of December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$31,315	$2	$(20)	$31,297	$76,599	$44	$(21)	$76,622
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—	64,477	132	—	64,609
Total	$31,315	$2	$(20)	$31,297	$141,076	$176	$(21)	$141,231

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income.  The Company had no realized gains or losses during the three and six months ended June 30, 2010 and 2009.

The Company believes that the unrealized losses related to debt securities are not other-than-temporary.  Debt securities in an unrealized loss position related primarily to investments in municipal bonds.

Short-term investments had the following maturities as of June 30, 2010:

Maturities	Amount
Year 2010	$29,270
Year 2011	2,027
Thereafter	—
Total	$31,297

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

As of June 30, 2010, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments.  Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and short-term investments.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities and U.S. government corporation and agency debt securities which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$18,280	$18,280	$—	$—
Municipal debt securities	125,370	—	125,370	—
Total cash equivalents	143,650	18,280	125,370	—
Short-term investments
Municipal debt securities	31,297	—	31,297	—
Total short-term investments	31,297	—	31,297	—

Total assets	$174,947	$18,280	$156,667	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$17,951	$17,951	$—	$—
Municipal debt securities	67,140	—	67,140	—
Total cash equivalents	85,091	17,951	67,140	—
Short-term investments
Municipal debt securities	76,622	—	76,622	—
Government debt securities	64,609	—	64,609	—
Total short-term investments	141,231	—	141,231	—

Total assets	$226,322	$17,951	$208,371	$—

There were no significant transfers between Level 1 and Level 2 assets for the three month periods ended June 30, 2010 and 2009.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009.  As of June 30, 2010, the Company has placed five of these aircraft into revenue service, with four being placed during the second quarter of 2010.  The Company expects to place 10 of the remaining aircraft into revenue service to support growth during 2011 and 2012, with the remaining five aircraft to be used for spare engines and rotable parts.  As of June 30, 2010, the remaining contractual obligations under these purchase agreements total $10,211 to be paid during 2010 upon delivery of the remaining aircraft.

In February 2010, the Company exercised purchase options on two aircraft under operating leases and expects to take ownership of these aircraft in October 2010.  As of June 30, 2010, the contractual obligations under the purchase option total $7,500 to be paid during 2010 upon delivery of the aircraft.  Maintenance reserve deposits paid during the lease term and security deposits will be applied to the purchase price to reduce these contractual obligations.  As a result of the exercise of these purchase options, the Company’s total future payments on operating lease obligations will be reduced by $708 in 2010, $1,416 in 2011 and $1,180 in 2012.

In March 2010, the Company entered into a purchase contract for six Boeing 757 aircraft with delivery dates from 2010 to 2011.  The Company expects these aircraft to be added to the Company’s operating fleet in 2011 and 2012.  As of June 30, 2010, the remaining contractual obligations under the purchase agreement will be paid upon delivery of the aircraft, with $9,775 to be paid during 2010 and $29,325 to be paid during 2011.

Note 10 — Subsequent Events

On July 23, 2010, the Board of Directors increased the remaining authority under the existing repurchase program to acquire the Company’s common stock through open market purchases by an additional $25,000.  During July 2010, the Company repurchased 261,000 shares through open market purchases under its existing share repurchase program at an average cost of $44.15 per share for a total expenditure of $11,523.  As of July 31, 2010, the Company had a total of $25,346 in unused stock repurchase authority remaining under the plan.

In July 2010, the Company took delivery of two MD-80 aircraft to be used in revenue service and one MD-80 aircraft to be used for spare parts.  The Company made cash payments of $2,050 for these aircraft under existing purchase agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ended June 30, 2010 and 2009.  Also discussed is our financial position as of June 30, 2010 and December 31, 2009. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Second quarter 2010 results

During the second quarter of 2010, we earned net income of $17.6 million on operating revenues of $168.4 million and achieved a 16.7% operating margin.  We achieved these results despite a 48.7% increase in fuel expense driven by an increase in our system average fuel cost per gallon from $1.66 for the second quarter of 2009 to $2.28 for the same period of 2010.  We grew our operating revenues primarily as a result of an increase in our scheduled service average fare from $65.16 for the second quarter of 2009 to $73.15 for the same period in 2010 as well as a 6.7% increase in scheduled service passengers.  The increases in third party products contributed to our ancillary revenue per passenger growth of 6.9% to $34.48 in ancillary revenue per passenger, up from $32.27 during the same period in 2009.  In addition, our operating revenue increase was in part driven by our scheduled service passenger growth of 6.7%.

Operating expenses increased 27.3% on a year-over-year basis mainly driven by the 37.3% increase in fuel cost per gallon, and an 8.4% increase in gallons consumed.  Our operating expenses per passenger, excluding fuel increased 9.1% from $46.38 for the second quarter of 2009 to $50.61 during the same period of 2010 largely due to a 5.0% increase in system average stage length and a 4.3% decrease in aircraft utilization.

We reached a company milestone during the quarter with the introduction of our 50th aircraft into our operating fleet.  We also took delivery of six MD-80 aircraft under the purchase agreements we entered into in the fourth quarter of 2009.

During the quarter, we entered into an amendment of an agreement with one of our key Las Vegas hotel partners for access to hotel rooms for sale.  Under the amendment, we prepaid $25.0 million in exchange for discounted room rates and commitments on inventory levels available for sale by us.  Over the term of the agreement, we are not required to purchase any amount of rooms.  The agreement is not exclusive in nature and allows us to be repaid any unused portion of the prepayment upon termination or expiration of the agreement.  We believe this to be an opportunistic agreement supportive of our continued emphasis and focus on revenue growth from third party products.

In April 2010, we opened our new operational base in Grand Rapids, Michigan.  The aircraft base in Grand Rapids is our second small city base with the other in Bellingham, Washington.  We believe basing aircraft in a small city provides us with additional scheduling options including better departure times and the ability to facilitate service to destinations where bases are currently not in place.  We also re-started our seasonal service to Myrtle Beach, South Carolina in April 2010.  Our seasonal service to Myrtle Beach from two small cities proved to be successful in 2009 and we have expanded our scheduled service this year to six small cities from April through September.

Fleet

During the second quarter of 2010, we placed four MD-80 aircraft into service along with the permanent withdrawal of one MD-80 (130-seat MD-87), which increased our operating fleet to 50 aircraft at June 30, 2010.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	June 30, 2010			December 31, 2009			June 30, 2009
	Own(a)(b)	Lease (c)	Total	Own(a)(b)	Lease	Total	Own(a)(b)	Lease	Total
MD82/83/88s	43	4	47	38	4	42	35	4	39
MD87s (d)	3	0	3	4	0	4	4	0	4
Total	46	4	50	42	4	46	39	4	43

(a)	Does not include aircraft owned, but not yet added to our operating fleet.

(b)	Includes two aircraft subject to capital leases for each of the periods presented.

(c)	In February 2010, we exercised purchase options on two aircraft under operating leases and expect to take ownership of the aircraft in October 2010.

(d)	Used almost exclusively for fixed fee flying.

Network

As of June 30, 2010, we offered scheduled service from 58 small cities on 143 routes primarily into our six major leisure destinations.  Changes in our route network during the second quarter of 2010 included the expansion of our seasonal service to Myrtle Beach, South Carolina and five new routes to our major leisure destinations.  We began our seasonal service to Myrtle Beach in April 2010 with four new routes in addition to the two routes which we began to serve during the second quarter of 2009.  The five new routes to our major leisure destinations include three routes to Los Angeles, one route to Phoenix and one route to Las Vegas.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of June 30,	As of December 31,	As of June 30,
	2010	2009	2009

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	58	58	60
Total cities served	69	69	71

Routes to Las Vegas	40	40	41
Routes to Orlando airports	30	31	30
Routes to Phoenix	21	20	15
Routes to Tampa Bay/St. Petersburg	20	20	19
Routes to Los Angeles	14	11	13
Routes to Ft. Lauderdale	5	5	7
Other routes	13	9	9
Total routes	143	136	134

Trends and Uncertainties

The weak U.S. economy continues to impact our scheduled service base fare.  Although scheduled service base fare increased from $69.54 in the first half of 2009 to $77.11 in the first half of 2010, the average base fare declined from first quarter 2010 to second quarter 2010.  Our ability to increase base fares in the future will depend on strengthening of demand which will in turn, depend on the recovery of the economy.

Aircraft fuel expense in the second quarter of 2010 represented 44.4%, or $62.2 million of our overall operating expense.  Our average total system fuel cost per gallon increased 37.3% to $2.28 during the second quarter of 2010 compared to $1.66 for the same period of 2009.  Sequentially, average fuel cost per gallon has increased each quarter since the fourth quarter of 2008.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.

Net ancillary revenue from third party products for the three months ended June 30, 2010 was $7.2 million, up 32.9% from the same period in 2009.  The amount of ancillary revenue from the sale of third party products equaled 25.7% of our income before taxes.  The increase in ancillary revenue from third party products was driven by a 28.1% increase in our gross ancillary revenue from third party products as well as an improvement in our gross margins from 26.7% to 27.7%.  Our third party ancillary revenue per passenger increased to $4.87 for the second quarter of 2010, up 24.5% from the same period in 2009.  We believe our continued efforts to enhance software capabilities and provide additional product offerings could result in meaningful revenue growth.

The recent rise in our fuel cost per gallon exceeded the recovery in unit revenues.  As a result of this outpacing of our fuel expenses compared to our unit revenue improvement, we plan to slow growth in the short-term to seek to put upward pressure on our yields.  The reduced growth during the second half of 2010 will be focused on the addition of new routes, primarily by taking existing small cities into existing destinations, which we believe to be an effective and profitable method for growth.  We expect to introduce our 51st MD-80 aircraft along with two 757 aircraft into our operating fleet during 2010 and continue to take delivery of aircraft from our existing MD-80 and 757 purchase agreements, with nine aircraft expected to be in storage by the end of the year.  The aircraft under these purchase agreements will provide for our future growth into 2011 and 2012 and having available additional aircraft will provide flexibility for the pace and timing of this long-term growth.  As we have in the past, we will continue to quickly adjust and adapt our business in response to changing economic conditions and new opportunities to achieve desirable margins.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	37.0	28.3
Salary and benefits	15.9	16.0
Station operations	9.2	9.4
Maintenance and repairs	8.7	8.6
Sales and marketing	2.4	3.0
Aircraft lease rentals	0.3	0.3
Depreciation and amortization	5.0	4.9
Other	4.8	4.0
Total operating expenses	83.3%	74.5%
Operating margin	16.7%	25.5%

We recorded total operating revenue of $168.4 million, income from operations of $28.1 million and net income of $17.6 million for the three months ended June 30, 2010.  By comparison, for the same period in 2009, we recorded total operating revenue of $148.0 million, income from operations of $37.8 million and net income of $23.9 million.  We achieved a 16.7% operating margin for the second quarter of 2010 driven by our increase in scheduled service total average fare of $10.20 per passenger year-over-year, offset by a 37.3% increase in system average fuel cost per gallon from $1.66 for the second quarter of 2010 to $2.28 for the same period in 2010.

Operating Revenue

Our operating revenue increased 13.8% to $168.4 million in the three months ended June 30, 2010 from $148.0 million for the same period in 2009 primarily due to a 19.8% increase in scheduled service revenue and a 14.0% increase in ancillary revenue.  The scheduled service revenue and ancillary revenue increases were primarily driven by a 12.3% increase in the scheduled service base fare, along with a 6.7% increase in the number of scheduled service passengers.

System available seat miles (“ASMs”) increased by 8.9% as a result of a 5.0% increase in system average stage length and a 3.7% increase in departures.  We managed an increase in system operating revenue per ASM (“RASM”) of 4.4% as a result of a year-over-year increase in scheduled service total average fare from $97.43 to $107.63, offset, in part, by the effect of a longer stage length.

Scheduled service revenue.  Scheduled service revenue increased 19.8% to $107.5 million for the three months ended June 30, 2010, up from $89.7 million in the same period of 2009.  The increase was a result of a 10.5% increase in scheduled service total average fare, from $97.43 to $107.63, along with a 6.7% increase in the number of scheduled service passengers.  Passenger growth was primarily a result of a 4.9% year-over-year increase in departures attributable to increased routes and the benefit of a full quarter of flying to Los Angeles, which began service in May 2009.  The departure growth was also a result of further route expansion to our Phoenix market, and the effects of our route expansion to Myrtle Beach, which began seasonal service in April 2010.  We increased our routes to Myrtle Beach from two routes during the second quarter in 2009 to six routes for the same period in 2010.   A one percentage point increase in load factor also contributed to our growth in a number of passengers.

Ancillary revenue.  Ancillary revenue increased 14.0% to $50.7 million for the three months ended June 30, 2010 up from $44.4 million in the same period of 2009, driven by a 6.9% increase in ancillary revenue per scheduled passenger from $32.27 to $34.48 and a 6.7% increase in scheduled service passengers.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	June 30,
	2010	2009	% Change
Air-related charges	$29.61	$28.36	4.4%
Third party products	4.87	3.91	24.5%
Total ancillary revenue per scheduled service passenger	$34.48	$32.27	6.9%

On a per-passenger basis, 85.9% and 87.9% of our total ancillary revenue consists of air-related charges for the second quarters of 2010 and 2009, respectively.  The increase in air-related charges per-passenger was primarily attributable to higher baggage fees and booking fees in the comparable periods.  We increased baggage fees, which currently range between $15 and $30 per checked bag, depending on the flight segment, to comparable industry levels.  Third party products increased on a per passenger basis primarily as a result of increased margin and sale of more hotel rooms compared to the same period in the prior year.

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Three months ended
	June 30,
(in thousands)	2010	2009	% Change
Gross ancillary revenue - third party	$25,859	$20,193	28.1%
Cost of goods sold	(17,609)	(13,905)	26.6%
Transaction costs (a)	(1,098)	(905)	21.3%
Ancillary revenue - third party products	$7,152	$5,383	32.9%
As percent of gross ancillary revenue - third party	27.7%	26.7%	1.0	pp

(a)   Includes credit card fees and travel agency commissions

Fixed fee contract revenue.  Fixed fee contract revenue increased 4.4% to $9.9 million for the three months ended June 30, 2010 compared to $9.5 million in the same period of 2009.  The increase in fixed fee contract revenue was primarily due to increased block hours flown under our fixed fee flying agreement with Harrah’s from 1,744 during the second quarter of 2009 to 1,959 for the same period of 2010.  For the periods presented, the change in mix of our other fixed fee flying programs and ad-hoc flying had minimal impact on our fixed fee contract revenue.

Other revenue.  We generated other revenue of $0.3 million in the second quarter of 2010 compared to $4.4 million in the same period of 2009 primarily from flight equipment leased to third parties.  We recognized $3.7 million in supplemental rents during the second quarter of 2009 as a result of maintenance deposits on three leased aircraft where reimbursements for future maintenance events were not deemed probable.

Operating Expenses

Our operating expenses increased 27.3% to $140.3 million during the three months ended June 30, 2010 from $110.2 million in the same period of 2009 largely due to a 48.7% increase in our fuel expense and increases in the number of flights and passengers.

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

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Aircraft fuel	$40.35	$28.38	42.2%
Salary and benefits	17.35	16.03	8.2
Station operations	10.05	9.41	6.8
Maintenance and repairs	9.51	8.66	9.8
Sales and marketing	2.67	2.98	(1.0)
Aircraft lease rentals	0.37	0.34	8.8
Depreciation and amortization	5.42	4.92	10.2
Other	5.24	4.04	29.7
Operating expense per passenger	$90.96	$74.76	21.7%
Operating expense per passenger, excluding fuel	$50.61	$46.38	9.1%

Despite an increase of 5.0% in system average stage length and an 8.4% reduction in average daily departures per aircraft, operating expense per passenger, excluding fuel, increased only 9.1% from $46.38 to $50.61.  A major contributor to this per-passenger increase was the per-passenger increase in other expense which made up 28.4%.  The increase in average fuel cost per gallon of 37.3% and the longer stage length resulted in an $11.97 increase in fuel expense per passenger from $28.38 to $40.35.

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

	Three Months Ended June 30,				Percentage
	2010		2009		Change
Aircraft fuel	3.89	¢	2.85	¢	36.5%
Salary and benefits	1.66		1.61		3.7
Station operations	0.97		0.94		3.2
Maintenance and repairs	0.92		0.87		5.7
Sales and marketing	0.26		0.30		(13.3)
Aircraft lease rentals	0.04		0.03		33.3
Depreciation and amortization	0.52		0.49		6.1
Other	0.50		0.40		0.3
Operating expense per ASM (CASM)	8.76	¢	7.50	¢	16.8%
CASM, excluding fuel	4.87	¢	4.65	¢	4.7%

Aircraft fuel expense.  Aircraft fuel expense increased 48.7% to $62.2 million for the three months ended June 30, 2010, up from $41.8 million in the same period of 2009, primarily driven by a 37.3% increase in the system average cost per gallon from $1.66 to $2.28.   System departure growth of 3.7% and a 5.0% increase in average stage length for the three months ended June 30, 2010 resulted in the use of 8.4% more gallons of fuel, which increased from 25.2 million consumed to 27.3 million consumed.

Salary and benefits expense.  Salary and benefits expense increased 13.3% to $26.7 million for the three months ended June 30, 2010 up from $23.6 million for the same period of 2009.  Excluding accrued employee bonus expense and stock compensation expense, salaries and benefits increased 27.2% attributable to a 15.2% increase in the salary and benefits expense per full-time equivalent and a 10.4% increase in full-time equivalent employees.  The increase in salary and benefits expense per full-time equivalent employee was attributable to the new pilot base pay scale which became effective May 2010 and higher medical benefit premiums during the period in 2010.  The increase in our full-time equivalent employees was driven by a 13.2% increase in the average number of our aircraft in service from 42.3 aircraft during the three months ended June 30, 2009 to 47.9 aircraft during the same period of 2010.  We employed approximately 1,639 full-time equivalent employees at June 30, 2010, compared to 1,485 full-time equivalent employees at June 30, 2009.  Our number of full-time equivalent employees per average number of operating aircraft decreased from 35 for the second quarter of 2009 to 34 for the same period of 2010.  Accrued employee bonus expense decreased 63.3% as a result of the year-over-year decrease in second quarter operating income.

Station operations expense.  Station operations expense increased 11.7% to $15.5 million for the three months ended June 30, 2010 compared to $13.9 million for the same period of 2009 as a result of a 7.8% increase in station operations expense per departure and a 3.7% increase in system departures.  The increase in station operations expense per departure was largely due to increases in airport fees at several airports where we operate.

Maintenance and repairs expense.  Maintenance and repairs expense increased 14.9% to $14.7 million for the three months ended June 30, 2010 up from $12.8 million in the same period of 2009.  The increase is primarily attributable to an increase in engine repairs expense in the three months ended June 30, 2010 compared to the same period in 2009, an increase in the number of scheduled heavy aircraft maintenance checks, and increase in parts repair costs associated with the growth of our fleet. The average number of aircraft in service increased from 42.3 during the second quarter of 2009 to 47.9 during the same period of 2010.

Sales and marketing expense.  Sales and marketing expense decreased 6.3% to $4.1 million for the three months ended June 30, 2010 compared to $4.4 million for the same period of 2009 despite a 6.7% increase in number of scheduled service passengers.  We began scheduled service to the major leisure destination of Los Angeles in May 2009 and resulted in higher advertising expenses in the second quarter of 2009 compared to the same period in 2010.  The decrease in advertising expenses was partially offset by an increase in credit card discount fees associated with the 17.9% increase in scheduled service and ancillary revenue.

Aircraft lease rentals expense.  Aircraft lease rentals expense was $0.6 million for the three months ended June 30, 2010 compared to $0.5 million in the same period of 2009.  Four aircraft were under operating lease agreements for each of the three month periods.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $8.4 million for the three months ended June 30, 2010 from $7.3 million for the same period of 2009, an increase of 15.2%, as the number of operating aircraft owned (including those leased to a third party) or subject to capital lease, increased by 18.0%, from 39 at June 30, 2009 to 46 at June 30, 2010.

Other expense.  Other expense increased by 35.8% to $8.1 million during the three months ended June 30, 2010 compared to $6.0 million in the same period of 2009, primarily driven by non-capitalizable expenses associated with our database and reservation system enhancements, pre-operating expenses for entry into the 757 aircraft type and costs related to our proposed debt financing which we cancelled during the quarter as a result of unfavorable market conditions.

Other (Income) Expense

Other (income) expense was relatively flat, from a net other expense of $0.2 million for the three months ended June 30, 2009, to a net other expense of $0.3 million for the same period of 2010.  The increased expense is primarily attributable to a reduction of interest income earned on cash balances for the second quarter of 2010 compared to the same period of 2009 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 36.8% for the three months ended June 30, 2010 compared to 36.5% for the same period of 2009. The higher effective tax rate for the second quarter of 2010 was largely due to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	35.4	25.9
Salary and benefits	15.6	16.2
Station operations	9.2	9.3
Maintenance and repairs	8.1	8.2
Sales and marketing	2.7	3.1
Aircraft lease rentals	0.3	0.3
Depreciation and amortization	5.0	4.9
Other	4.6	3.7
Total operating expenses	81.0%	71.6%
Operating margin	19.0%	28.4%

We recorded total operating revenue of $338.0 million, income from operations of $64.3 million and net income of $40.2 million for the six months ended June 30, 2010.  By comparison, for the same period in 2009, we recorded total operating revenue of $290.1 million, income from operations of $82.3 million and net income of $52.0 million.  System ASM growth of 12.7% and scheduled service total average fare growth of 9.0% contributed to a 19.0% operating margin for the six months ended June 30, 2010, which was down from the 28.4% operating margin for the first six months of 2009 due to a 42.0% increase in system average fuel cost per gallon from $1.57 for the six months ended June 30, 2009 to $2.23 for the same period of 2010.

Operating Revenue

Our operating revenue increased 16.5% to $338.0 million for the six months ended June 30, 2010 from $290.1 million for the same period in 2009 primarily due to a 21.1% increase in scheduled service revenue and a 14.7% increase in ancillary revenue.

System ASMs increased by 12.7% as a result of a 6.7% increase in departures and a 5.6% increase in system average stage length.  We managed an increase in system RASM of 3.4% as a result of a year-over-year increase in scheduled service total average fare from $102.66 to $111.88, offset, in part, by the effect of a longer stage length.

Scheduled service revenue.  Scheduled service revenue increased 21.1% to $217.9 million for the six months ended June 30, 2010, from $179.9 million in the same period of 2009.  The increase was a result of a 9.2% increase in the number of scheduled service passengers and an increase in the scheduled service total average fare from $102.66 in the six months ended June 30, 2010 to $111.88 in the same period of 2010.  Passenger growth was driven primarily as a result of a 7.4% year-over-year increase in departures from 19,464 to 20,905.  Significant contributors to the departure growth were the addition of 870 departures attributable to our new service to Los Angeles, which began in May 2009, an increase of 754 departures from route expansion to our Phoenix market and increased flying to other destinations including seasonal service to Myrtle Beach.  Departure growth was partially offset by a decrease in departures to our major leisure destinations other than Phoenix and Los Angeles.  Our route network consisted of 143 routes at June 30, 2010, an increase from 134 routes at June 30, 2009.

Ancillary revenue.  Ancillary revenue increased 14.7% to $98.2 million for the six months ended June 30, 2010 up from $85.7 million in the same period of 2009, driven by a 9.2% increase in scheduled service passengers and a 5.0% increase in ancillary revenue per scheduled passenger from $33.12 to $34.77.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six months ended
	June 30,
	2010	2009	% Change
Air-related charges	$30.49	$29.20	4.4%
Third party products	4.28	3.92	9.2%
Total ancillary revenue per scheduled service passenger	$34.77	$33.12	5.0%

On a per-passenger basis, 87.7% and 88.2% of our total ancillary revenue consists of air-related charges for the first six months of 2010 and 2009, respectively.  The increase in air-related charges per-passenger was primarily attributable to higher baggage fees and booking fees in the comparable periods.  We increased baggage fees, which currently range between $15 and $30 per checked bag, depending on the flight segment, to comparable industry levels.  Third party products increased on a per passenger basis as a result of increased margins and the sale of more hotel rooms than in the prior year.

The following table details the calculation of ancillary revenue from third party products:

	Six months ended
	June 30,
(in thousands)	2010	2009	% Change
Gross ancillary revenue - third party	$48,349	$38,010	27.2%
Cost of goods sold	(33,977)	(25,972)	30.8%
Transaction costs (a)	(2,278)	(1,900)	19.9%
Ancillary revenue - third party products	$12,094	$10,138	19.3%
As percent of gross ancillary revenue - third party	25.0%	26.7%	-1.7	pp

(a)   Includes credit card fees and travel agency commissions

Fixed fee contract revenue.  Fixed fee contract revenue increased 8.1% to $21.2 million during the six months ended June 30, 2010 from $19.6 million for the same period of 2009.  The increase in fixed fee contract revenue was primarily due to increased block hours flown under our fixed fee flying agreement with Harrah’s from 3,479 in the six months ended June 30, 2009 to 4,006 for the same period of 2010.  The increase attributable to our Harrah’s flying was partially offset by the change in mix of our other fixed fee flying programs and ad-hoc flying.

Other revenue.  We generated other revenue of $0.7 million for the six months ended June 30, 2010 compared to $4.9 million in the same period of 2009 during which other revenue was primarily from flight equipment leased to third parties.  We recognized $3.7 million in supplemental rents during the second quarter of 2009 as a result of maintenance deposits on three aircraft where reimbursements for future maintenance events were not deemed probable.

Operating Expenses

Our operating expenses increased by 31.7% to $273.7 million for the six months ended June 30, 2010 compared to $207.8 million in the same period of 2009. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods.

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Aircraft fuel	$40.14	$27.17	47.7%
Salary and benefits	17.67	16.99	4.0
Station operations	10.46	9.75	7.3
Maintenance and repairs	9.21	8.64	6.7
Sales and marketing	3.09	3.20	(3.4)
Aircraft lease rentals	0.36	0.33	9.0
Depreciation and amortization	5.72	5.10	12.2
Other	5.20	3.89	33.7
Operating expense per passenger	$91.85	$75.07	22.4%
Operating expense per passenger, excluding fuel	$51.71	$47.89	8.0%

Despite an increase of 5.6% in system average stage length and 7.5% reduction in average daily departures per aircraft, operating expense per passenger, excluding fuel, increased only 8.0% from $47.89 to $51.71.  A major contributor to this per-passenger increase was the per passenger increase in other expense which made up 34.3%.  The increase in average fuel cost per gallon of 42.0% and the longer stage length resulted in a $12.97 increase in fuel expense per passenger from $27.17 to $40.14.

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

	Six Months Ended June 30,				Percentage
	2010		2009		Change
Aircraft fuel	3.79	¢	2.69	¢	40.9%
Salary and benefits	1.66		1.68		(1.2)
Station operations	0.99		0.96		3.1
Maintenance and repairs	0.87		0.85		2.4
Sales and marketing	0.29		0.32		(9.4)
Aircraft lease rentals	0.03		0.03		—
Depreciation and amortization	0.54		0.50		8.0
Other	0.49		0.38		28.9
Operating expense per ASM (CASM)	8.66	¢	7.42	¢	16.7%
CASM, excluding fuel	4.88	¢	4.73	¢	3.2%

Aircraft fuel expense.  Aircraft fuel expense increased 59.0% to $119.6 million for the six months ended June 30, 2010, up from $75.2 million in the same period of 2009, primarily driven by a 42.0% increase in the system average cost per gallon from $1.57 to $2.23.  System departure growth of 6.7% and a 5.6% increase in system average stage length for the six months ended June 30, 2010 resulted in the use of 12.0% more gallons of fuel consumed, which increased from 48.0 million to 53.7 million.

Salary and benefits expense.  Salary and benefits expense increased 11.9% to $52.7 million for the six months ended June 30, 2010, up from $47.0 million in the same period of 2009.  Excluding accrued employee bonus expense and stock compensation expense, salaries and benefits increased 23.9% attributable to a 12.2% increase in the salary and benefits expense per full-time equivalent employee and a 10.4% increase in the number of full-time equivalent employees.  The increase in salary and benefits expense per full-time equivalent employee is partially attributable to the new pilot base pay scale which became effective May 2010 along with higher medical benefit premiums during the period in 2010.  The increase in our full-time equivalent employees was driven by a 15.2% increase in the average number of our aircraft in service from 40.9 aircraft during the six months ended June 30, 2009 to 47.1 aircraft during the same period of 2010.  We employed approximately 1,639 full-time equivalent employees at June 30, 2010, compared to 1,485 full-time equivalent employees at June 30, 2009.  Accrued employee bonus expense decreased 47.0% as a result of the year-over-year decrease in operating income for the respective six month periods.

Station operations expense.  Station operations expense increased 15.5% to $31.2 million for the six months ended June 30, 2010 compared to $27.0 million in the same period of 2009 as a result of a 6.7% increase in system departures and an 8.2% increase in station operations expense per departure.  The increase in station operations expense per departure was largely due to start up expenses in the opening of our operational base at Orlando International Airport in February 2010 and increases in airport fees at several airports where we operate.

Maintenance and repairs expense.  Maintenance and repairs expense increased 14.8% to $27.4 million for the six months ended June 30, 2010 compared to $23.9 million in the same period of 2009.  The increase is attributable to the costs associated with increased repairs of rotable parts and the usage of expendable parts of $2.7 million.  These increases resulted from the growth of our fleet as the average number of aircraft in service increased 15.2% from 40.9 aircraft during the six months ended June 30, 2009 to 47.1 aircraft during the same period of 2010.  In addition, engine repairs increased $1.3 million year-over-year due to the number of engines which required service during the period.

Sales and marketing expense.  Sales and marketing expense increased only 3.8% to $9.2 million for the six months ended June 30, 2010, compared to $8.9 million for the same period of 2009 despite larger increases in the number of routes and passengers served.  The increase was due to an increase in credit card discount fees associated with the 19.0% increase in scheduled service and ancillary revenue, partially offset by a decrease in advertising expenses.  Scheduled service to the major leisure destination of Los Angeles, which began in May 2009, resulted in higher advertising expenses in the second quarter of 2009 compared to the same period in 2010.

Aircraft lease rentals expense.  Aircraft lease rentals expense increased by 18.2% to $1.1 million for the six months ended June 30, 2010 up from $0.9 million for the same period of 2009 as there was an average of three leased aircraft during the period in 2009 compared to an average of four leased aircraft during the same period in 2010.

Depreciation and amortization expense.  Depreciation and amortization expense was $17.0 million for the six months ended June 30, 2010 compared to $14.1 million for the same period of 2009, an increase of 20.6%, as the number of aircraft owned (including those leased to a third party) or subject to capital leases, increased by 18.0%, from 39 as of June 30, 2009 to 46 as of June 30, 2010.  The increase was also attributable to the impact of lowering the residual values of our aircraft, accelerated depreciation for planned retirement of one MD-87 aircraft and additional depreciation related to non-aircraft equipment purchases during 2009.

Other expense.  Other expense increased by 43.8% to $15.5 million in the six months ended June 30, 2010 compared to $10.8 million in same period of 2009, driven by increased administrative expenses and flight operations attributable to company growth, higher aviation insurance rates which became effective in the fourth quarter of 2009, and pre-operating expenses for entry into the 757 aircraft type.

Other (Income) Expense

Other (income) expense was relatively flat, from a net other expense of $0.7 million for the six months ended June 30, 2009, to a net other expense of $0.8 million for the same period of 2010.  The increased expense is primarily attributable to a reduction of interest income earned on cash balances for the six months ended June 30, 2010 compared to the same period of 2009 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 36.8% for the six months ended June 30, 2010 compared to 36.3% for the same period of 2009. The higher effective tax rate for the first half of 2010 was largely due to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Percent
	2010	2009	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,542,110	1,474,146	4.6
Revenue passenger miles (RPMs) (thousands)	1,418,387	1,296,956	9.4
Available seat miles (ASMs) (thousands)	1,601,126	1,469,788	8.9
Load factor	88.6%	88.2%	0.4
Operating revenue per ASM (RASM)** (cents)	10.51	10.07	4.4
Operating expense per ASM (CASM) (cents)	8.76	7.50	16.8
Fuel expense per ASM (cents)	3.89	2.85	36.5
Operating CASM, excluding fuel (cents)	4.87	4.65	4.7
Operating expense per passenger	$90.96	$74.76	21.7
Fuel expense per passenger	$40.35	$28.38	42.2
Operating expense per passenger, excluding fuel	$50.61	$46.38	9.1
Departures	12,364	11,925	3.7
Block hours	28,619	26,544	7.8
Average stage length (miles)	869	828	5.0
Average number of operating aircraft during period	47.9	42.3	13.2
Total aircraft in service end of period	50	43	16.3
Average departures per aircraft per day	2.84	3.10	(8.4)
Average block hours per aircraft per day	6.6	6.9	(4.3)
Full-time equivalent employees at period end	1,639	1,485	10.4
Fuel gallons consumed (thousands)	27,315	25,194	8.4
Average fuel cost per gallon	$2.28	$1.66	37.3

Scheduled service statistics:
Passengers	1.468,939	1,376,746	6.7
Revenue passenger miles (RPMs) (thousands)	1,356,693	1,226,282	10.6
Available seat miles (ASMs) (thousands)	1,477,455	1,349,958	9.4
Load factor	91.8%	90.8%	1.0
Departures	10,824	10,323	4.9
Average passengers per departure	136	133	2.3
Block hours	25,953	23,941	8.4
Yield (cents)	7.92	7.32	8.2
Scheduled service revenue per ASM (cents)	7.27	6.65	9.3
Total ancillary revenue per ASM** (cents)	3.43	3.29	4.3
Total revenue per ASM (TRASM)** (cents)	10.70	9.94	7.7
Average fare — scheduled service	$73.15	$65.16	12.3
Average fare — ancillary	$34.48	$32.27	6.9
Average fare — total	$107.63	$97.43	10.5
Average stage length (miles)	910	873	4.3
Fuel gallons consumed (thousands)	24,756	22,717	9.0
Average fuel cost per gallon	$2.42	$1.78	36.0
Percent of sales through website during period	88.3%	85.2%	3.1

* Except load factor and percent of sales through website, which is percentage point change

** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six months ended June 30,		Percent
	2010	2009	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	2,979,569	2,768,754	7.6
Revenue passenger miles (RPMs) (thousands)	2,792,143	2,463,937	13.3
Available seat miles (ASMs) (thousands)	3,158,312	2,801,745	12.7
Load factor	88.4%	87.9%	0.5
Operating revenue per ASM (RASM)** (cents)	10.70	10.35	3.4
Operating expense per ASM (CASM) (cents)	8.66	7.42	16.7
Fuel expense per ASM (cents)	3.79	2.69	40.9
Operating CASM, excluding fuel (cents)	4.88	4.73	3.2
Operating expense per passenger	$91.85	$75.07	22.4
Fuel expense per passenger	$40.14	$27.17	47.7
Operating expense per passenger, excluding fuel	$51.71	$47.89	8.0
Departures	24,064	22,549	6.7
Block hours	56,863	50,952	11.6
Average stage length (miles)	882	835	5.6
Average number of operating aircraft during period	47.1	40.9	15.2
Total aircraft in service end of period	50	43	16.3
Average departures per aircraft per day	2.82	3.05	(7.5)
Average block hours per aircraft per day	6.7	6.9	(2.9)
Full-time equivalent employees at period end	1,639	1,485	10.4
Fuel gallons consumed (thousands)	53,718	47,977	12.0
Average fuel cost per gallon	$2.23	$1.57	42.0

Scheduled service statistics:
Passengers	2,825,549	2,587,071	9.2
Revenue passenger miles (RPMs) (thousands)	2,664,659	2,328,751	14.4
Available seat miles (ASMs) (thousands)	2,904,001	2,564,789	13.2
Load factor	91.8%	90.8%	1.0
Departures	20,905	19,464	7.4
Average passengers per departure	135	133	1.5
Block hours	51,308	45,808	12.0
Yield (cents)	8.18	7.73	5.8
Scheduled service revenue per ASM (cents)	7.50	7.01	7.0
Total ancillary revenue per ASM** (cents)	3.38	3.34	1.2
Total revenue per ASM (TRASM)** (cents)	10.89	10.36	5.1
Average fare — scheduled service	$77.11	$69.54	10.9
Average fare — ancillary	$34.77	$33.12	5.0
Average fare — total	$111.88	$102.66	9.0
Average stage length (miles)	927	880	5.3
Fuel gallons consumed (thousands)	48,827	43,112	13.3
Average fuel cost per gallon	$2.36	$1.69	39.6
Percent of sales through website during period	88.3%	86.5%	1.8

* Except load factor and percent of sales through website, which is percentage point change

** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments decreased from $249.3 million at December 31, 2009 to $205.8 million at June 30, 2010.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities classified as available-for-sale.

During the second quarter of 2010, our primary source of funds was cash generated by our operations. Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet, returning cash to stockholders, reducing our debt and meeting our short term obligations.  Under recent aircraft purchase agreements entered into, we have contractual obligations through 2011.  We currently anticipate funding the purchase of these aircraft with available cash assets, and, as we have in the past, also would consider raising funds through debt financing if terms are acceptable.  However, access to financing will not be required for us to meet these aircraft purchase obligations.

Sources and Uses of Cash

Operating Activities.  During the six months ended June 30, 2010, our operating activities provided $53.3 million of cash compared to $96.0 million during the same period of 2009.  The cash flows provided by operations for the period in 2010 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel, offset by prepayment of $25.0 million for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.  While the cash provided by operations attributable to net income and increase in air traffic liability remained relatively flat compared with the same period in 2009, changes in certain assets and liabilities, primarily the prepayment of hotel rooms for sale during 2010, resulted in higher cash flows provided by operations during the six months ended June 30, 2009.

Investing Activities.  During the six months ended June 30, 2010, our investing activities provided $46.1 million of cash compared to the use of $83.7 million during the same period of 2009.  Cash provided in investing activities of $46.1 million during the six months ended June 30, 2010 was primarily due to the proceeds of $109.8 million from maturities of short-term investments net of purchases, offset by $63.3 million of cash used in the purchases of property and equipment, including pre-delivery deposits.  As a result of current market conditions and relatively flat interest curve, the net proceeds from maturities have been used for the purchase of investments with less than three month maturities and are classified as cash equivalents.  Purchases of property and equipment during the six months ended June 30, 2010 consisted primarily of the cash purchase of 12 MD-80 aircraft and two 757 aircraft, along with the payment of pre-delivery deposits on the undelivered 757 aircraft.  During the six months ended June 30, 2009, we used cash for the purchase of available-for-sale securities, net of proceeds from maturities, of $61.4 million and the purchase of property and equipment of $19.9 million.  The $19.9 million of cash used for property and equipment purchases included the purchase of five aircraft to be used for spare parts.

Financing Activities.  During the six months ended June 30, 2010, we used $35.5 million in cash for financing activities compared to the use of $20.1 million during the same period of 2009.  We primarily used cash for the payment of cash dividends to shareholders of $14.9 million, the repurchase of our common stock in open market purchases of $13.1 million and payment on our debt and capital lease obligations of $11.7 million during the six months ended June 30, 2010.  During the same period in 2009, we used $17.6 million to repurchase our common stock and $11.0 million for payment of our debt and capital lease obligations, which were partially offset by proceeds of $7.0 million received attributable to a loan agreement secured by two aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There has been no material change to these policies during the three months ended June 30, 2010.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the effect of the economic downturn on leisure travel, increases in fuel prices, the introduction of a second fleet type terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, possible unionization efforts, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and six months ended June 30, 2010 represented 44.4% and 43.7% of our operating expenses.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2010, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $6.3 million for the three months ended June 30, 2010, and by approximately $12.0 million for the six months ended June 30, 2010.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $154.2 million, and short term investments of $31.3 million at June 30, 2010.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2010 would not have had a significant impact on our interest income.  For the six months ended June 30, 2010, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.1 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of June 30, 2010, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that other than the following, there have been no changes to our risk factors, set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 3, 2010:

The addition of a new aircraft type could increase our costs and a satisfactory return on that investment is uncertain.

We have recently entered into a contract for the purchase of six Boeing 757 aircraft and taken delivery of the first two aircraft under the contract.  The addition of a second aircraft type will increase our costs and increase the complexity of our operations with crews, flight schedules, parts provisioning and maintenance and repair.

We intend to operate these aircraft on longer-haul routes, particularly to Hawaii.  Before beginning to serve Hawaii, we will need to obtain regulatory approval for extended over water operations.  There is no assurance that we will be able to secure such authority in order to allow us to begin service when planned or at all.

We do not currently serve the longer-haul markets which we intend to serve with the Boeing 757 aircraft.  Generally speaking, there is intense competition on routes to Hawaii.  There is no assurance we will be able to operate our Boeing 757 aircraft as profitably as our MD-80 aircraft fleet.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the second quarter of 2010. In January 2010, our Board of Directors increased the remaining authority of our existing share repurchase program (repurchase program approved in January 2009) to acquire up to $25.0 million of our stock through open market purchases.  During the three months ended June 30, 2010 we repurchased 197,046 shares  at an average cost of $52.18 per share for a total expenditure of $10.3 million.  In addition, the Company had minimal repurchases in April 2010 from employees who received restricted stock grants.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1) or Programs
April 2010	190,868	$52.28	190,562	$12,185,459
May 2010	6,484	49.12	6,484	11,866,938
June 2010	—	—	—	11,866,938
Total	197,352	$52.18	197,046	$11,866,938

(1)

Does not reflect a $25.0 million increase in repurchase authority approved July 2010.  See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 10 — Subsequent Events.”

Item 6.         Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Amendment No. 3 to Air Transportation Charter Agreement dated April 30, 2009, between Allegiant Air, LLC and Harrah’s Operating Company, Inc. (3)
10.2	Agreement dated October 15, 2009 and Amendment dated June 1, 2010 between the Company and entities known collectively as Harrah’s. (3)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.
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

ALLEGIANT TRAVEL COMPANY

Date: August 9, 2010	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer