Form 10-Q
period 2010-09-30
Allegiant Travel CO
filed 2010-11-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2010 was 19,008,014.

Allegiant Travel Company

Form 10-Q
September 30, 2010

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)

Current assets:
Cash and cash equivalents	$106,322	$90,239
Restricted cash	23,510	17,841
Short-term investments	19,407	141,231
Accounts receivable, net of allowance for doubtful accounts of $- at September 30, 2010 and December 31, 2009	7,776	7,476
Expendable parts, supplies and fuel, net of allowance for obsolescence of $794 and $659 at September 30, 2010 and December 31, 2009, respectively	13,770	10,673
Prepaid expenses	34,304	19,432
Deferred income taxes	289	269
Other current assets	2,913	2,712
Total current assets	208,291	289,873
Property and equipment, net	259,220	204,533
Investment in and advances to unconsolidated affiliates, net	2,570	1,353
Deposits and other assets	15,888	3,880
Total assets	$485,969	$499,639

Current liabilities:
Current maturities of notes payable	$16,309	$21,297
Current maturities of capital lease obligations	-	2,041
Accounts payable	24,327	20,990
Accrued liabilities	11,647	23,699
Air traffic liability	101,773	90,554
Total current liabilities	154,056	158,581
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	17,560	21,027
Capital lease obligations, net of current maturities	-	1,442
Deferred income taxes	29,891	26,566
Total liabilities	201,507	207,616
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,450,134 and 21,088,633 shares issued; 19,004,014 and 19,850,090 shares outstanding, as of September 30, 2010 and December 31, 2009, respectively	21	21
Treasury stock, at cost, 2,446,120 and 1,238,543 shares at September 30, 2010 and December 31, 2009, respectively	(95,761)	(42,149)
Additional paid in capital	179,655	171,887
Accumulated other comprehensive (loss) income	(4)	92
Retained earnings	200,551	162,172
Total stockholders' equity	284,462	292,023
Total liabilities and stockholders' equity	$485,969	$499,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

OPERATING REVENUE:
Scheduled service revenue	$104,188	$81,075	$322,074	$260,982
Ancillary revenue:
Air-related charges	43,372	35,082	129,523	110,629
Third party products	6,730	5,091	18,824	15,229
Total ancillary revenue	50,102	40,173	148,347	125,858
Fixed fee contract revenue	8,972	11,274	30,142	30,865
Other revenue	359	583	1,045	5,506
Total operating revenue	163,621	133,105	501,608	423,211

OPERATING EXPENSES:
Aircraft fuel	62,495	43,777	182,083	119,012
Salary and benefits	28,442	22,305	81,098	69,345
Station operations	16,268	13,875	47,443	40,874
Maintenance and repairs	16,782	12,985	44,221	36,882
Sales and marketing	3,908	3,907	13,109	12,768
Aircraft lease rentals	489	507	1,567	1,419
Depreciation and amortization	8,779	7,633	25,821	21,766
Other	6,978	6,176	22,460	16,943
Total operating expenses	144,141	111,165	417,802	319,009
OPERATING INCOME	19,480	21,940	83,806	104,202

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(106)	22	3	(62)
Interest income	(241)	(593)	(996)	(1,974)
Interest expense	596	1,040	2,000	3,158
Total other (income) expense	249	469	1,007	1,122
INCOME BEFORE INCOME TAXES	19,231	21,471	82,799	103,080
PROVISION FOR INCOME TAXES	6,072	7,695	29,478	37,290
NET INCOME	$13,159	$13,776	$53,321	$65,790

Earnings per share to common stockholders:
Basic	$0.68	$0.69	$2.70	$3.27
Diluted	$0.67	$0.68	$2.67	$3.23

Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,349	19,822	19,637	20,045
Diluted	19,569	20,120	19,899	20,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$53,321	$65,790

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,821	21,766
Loss on aircraft and other equipment disposals	1,354	1,862
Provision for obsolescence of expendable parts, supplies and fuel	135	90
Stock compensation expense	3,337	2,335
Deferred income taxes	3,305	9,650
Excess tax benefits from stock option exercises	(733)	(791)
Changes in certain assets and liabilities:
Restricted cash	(5,669)	(3,640)
Accounts receivable	(300)	(587)
Expendable parts, supplies and fuel	(3,232)	(3,170)
Prepaid expenses	(29,872)	(311)
Other current assets	(201)	(568)
Accounts payable	4,070	2,801
Accrued liabilities	(12,052)	(1,248)
Air traffic liability	11,219	15,250
Net cash provided by operating activities	50,503	109,229
INVESTING ACTIVITIES:
Purchase of short-term investments	(57,653)	(106,838)
Proceeds from maturities of short-term investments	179,381	29,006
Purchase of property and equipment, including pre-delivery deposits	(82,236)	(25,657)
Proceeds from sale of property and equipment	374	-
Investment in unconsolidated affiliates, net	(1,217)	(2,468)
Decrease (increase) in deposits and other assets	2,992	(1,229)
Net cash provided by (used in) investing activities	41,641	(107,186)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(14,942)	-
Excess tax benefits from stock option exercises	733	791
Proceeds from exercise of stock options	2,983	1,519
Proceeds from exercise of warrants	715	-
Proceeds from the issuance of notes payable	14,000	7,000
Repurchase of common stock	(53,612)	(24,425)
Principal payments on notes payable	(22,455)	(15,545)
Principal payments on capital lease obligations	(3,483)	(1,414)
Net cash used in financing activities	(76,061)	(32,074)
Net change in cash and cash equivalents	16,083	(30,031)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,239	97,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,322	$67,122

Non-Cash Transactions:
Common stock issued for software operating system	$-	$1,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its wholly owned operating subsidiaries.  Investments in affiliates in which the ownership interest ranges from 20 to 50 percent and provides the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method.  All intercompany balances and transactions have been eliminated.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted the additional disclosure requirements which became effective for interim and annual reporting periods beginning after December 15, 2009.  Certain provisions, which contain disclosures regarding information about purchases, sales, issuances and settlements in the Level 3 reconciliation, will be effective for the Company beginning in the quarter ending March 31, 2011.

Note 3 — Short-Term Investments

The Company’s investments in marketable debt and equity securities are classified as available for sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of September 30, 2010				As of December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$14,415	$—	$(10)	$14,405	$76,599	$44	$(21)	$76,622
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—	64,477	132	—	64,609
Corporate debt securities	4,998	4	—	5,002	—	—	—	—
Total	$19,413	$4	$(10)	$19,407	$141,076	$176	$(21)	$141,231

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income.  The Company had no realized gains or losses during the three and nine months ended September 30, 2010 and 2009.

The Company believes that the unrealized losses related to debt securities as of September 30, 2010, are not other-than-temporary.  Debt securities in an unrealized loss position related primarily to investments in municipal bonds.

Short-term investments had the following maturities as of September 30, 2010:

Maturities	Amount
Year 2010	$9,292
Year 2011	10,115
Thereafter	—
Total	$19,407

Note 4 — Fair Value Measurements

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

As of September 30, 2010, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments.  Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and short-term investments.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of corporate debt securities, municipal debt securities and U.S. government corporation and agency debt securities which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$3,373	$3,373	$-	$-
Municipal debt securities	98,704	-	98,704	-
Total cash equivalents	102,077	3,373	98,704	-
Short-term investments
Corporate debt securities	5,002	-	5,002	-
Municipal debt securities	14,405	-	14,405	-
Total short-term investments	19,407	-	19,407	-

Total assets	$121,484	$3,373	$118,111	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$17,951	$17,951	$—	$—
Municipal debt securities	67,140	—	67,140	—
Total cash equivalents	85,091	17,951	67,140	—
Short-term investments
Municipal debt securities	76,622	—	76,622	—
Government debt securities	64,609	—	64,609	—
Total short-term investments	141,231	—	141,231	—

Total assets	$226,322	$17,951	$208,371	$—

There were no significant transfers between Level 1 and Level 2 assets for the three month periods ended September 30, 2010 and 2009.

Note 5 — Long-Term Debt

The carrying value of the Company’s debt approximates fair value.  Long-term debt, including capital lease obligations, consists of the following:

	As of September 30,	As of December 31,
	2010	2009

Notes payable, secured by aircraft, interest at 6.26%, due August 2014	$14,000	$-
Notes payable, secured by aircraft, interest at 6.95%, due June 2014	-	6,409
Notes payable, secured by aircraft, interest at 6%, due April 2012	7,596	10,969
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	6,947	9,070
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	2,288	4,242
Notes payable, secured by aircraft, interest at 8%, due June 2011	-	2,811
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	1,834	5,599
Notes payable, secured by aircraft, interest at 8%, due at varying dates through December 2010	1,204	3,212
Other notes payable	-	12
Capital lease obligations	-	3,483
Total long-term debt	33,869	45,807
Less current maturities	(16,309)	(23,338)
Long-term debt, net of current maturities	$17,560	$22,469

In August 2010, the Company borrowed $14,000 under a loan agreement secured by two unencumbered Boeing 757 aircraft.  The notes payable issued under the loan agreement bear interest at 6.26% per annum and are payable in monthly installments through August 2014.  The Company applied a portion of the proceeds to make payment on existing debt obligations of $7,219 secured by four MD-80 aircraft due in June 2011 and June 2014.  These aircraft are now unencumbered.

In September 2010, the Company exercised early purchase options on two aircraft subject to capital lease and retired the outstanding capital lease obligations for these aircraft.

Note 6 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  During 2010, the Board of Directors increased authority in January by an additional $25.0 million, in July by an additional $25.0 million and in September by an additional $50.0 million.  During the nine months ended September 30, 2010, the Company repurchased 1,206,689 shares through open market purchases at an average cost of $44.40 per share for a total expenditure of $53,574.   During the nine months ended September 30, 2009, the Company repurchased 637,902 shares at an average cost of $38.26 per share for a total expenditure of $24,407.  During the three months ended September 30, 2010, the Company repurchased 954,041 shares at an average cost of $42.39 per share for a total expenditure of $40,441.  During the three months ended September 30, 2009, the Company repurchased 172,377 shares at an average cost of $39.52 per share for a total expenditure of $6,813.  As of September 30, 2010, the Company had $46,426 of unused stock repurchase authority remaining under the plan.

On April 26, 2010, the Company’s Board of Directors declared a one-time cash dividend of $0.75 per share on its outstanding common stock payable to stockholders of record on May 14, 2010.  On June 1, 2010, the Company paid cash dividends of $14,942 to these stockholders.

On May 3, 2010, 162,500 shares of our common stock were issued through the exercise of warrants.  These warrants were issued to a placement agent in connection with the private placement of equity in 2005.  The Company received $715 in proceeds from the exercise of these warrants.

Note 7 – Comprehensive Income

The components of comprehensive income included the following:

	Three months ended September 30, 2010		Nine months ended September 30, 2010
	2010	2009	2010	2009

Net income	$13,159	$13,776	$53,321	$65,790
Other comprehensive income (loss):
Unrealized gain/(loss) on short-term investments, net of tax	7	(203)	(96)	(226)
Total comprehensive income	$13,166	$13,573	$53,225	$65,564

Note 8 — Income Taxes

For the three and nine months ended September 30, 2010, the Company did not have any material unrecognized tax benefits.  The Company estimates that no significant unrecognized tax benefits will be recorded within the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest at September 30, 2010.  No penalties were incurred or accrued at September 30, 2010.

The Company's effective tax rate for the three months ended September 30, 2010 and 2009, was 31.6% and 35.8%, respectively.  The Company's effective tax rate for the three months ended September 30, 2010 was impacted from discrete items associated with the filing of its 2009 federal income tax return during the period.

Note 9 — Earnings Per Share

Basic and diluted earnings per share are computed pursuant to the two-class method.  Under this method, the Company attributes net income to two classes, common stock and unvested restricted stock awards.  Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of two methods.  Under both methods the exercise of employee stock options, stock purchase warrants and stock appreciation rights are assumed using the treasury stock method.  The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

Both methods resulted in the same diluted net income per share for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic:
Net income	$13,159	$13,776	$53,321	$65,790
Less: Net income allocated to participating securities	(88)	(31)	(326)	(156)
Net income attributable to common stock	$13,071	$13,745	$52,995	$65,634
Net income per share, basic	$0.68	$0.69	$2.70	$3.27

Weighted-average shares outstanding	19,349	19,822	19,637	20,045

Diluted:
Net income	13,159	13,776	53,321	65,790
Less: Net income allocated to participating securities	-	-	(215)	-
Net income attributable to common stock	13,159	13,776	53,106	65,790
Net income per share, diluted	$0.67	$0.68	$2.67	$3.23

Weighted-average shares outstanding	19,349	19,822	19,637	20,045
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock appreciation rights	220	298	311	315
Adjusted weighted-average shares outstanding under treasury stock method	19,569	20,120	19,948	20,360
Participating securities excluded under two-class method	N/A	N/A	(49)	N/A
Adjusted weighted-average shares outstanding under two-class method	N/A	N/A	19,899	N/A

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009.  As of September 30, 2010, the Company has placed six of these aircraft into revenue service, with one having been placed in service during the third quarter of 2010.  The Company expects to place nine of the remaining aircraft into revenue service to support growth during 2011 and 2012, with the remaining five aircraft to be used for spare engines and rotable parts.  As of September 30, 2010, the remaining contractual obligations under these purchase agreements totaled $5,960 to be paid upon delivery of the remaining aircraft.

In February 2010, the Company exercised purchase options on two aircraft under operating leases and took ownership of the aircraft in October 2010.  As of September 30, 2010, the contractual obligations under the purchase options totaled $7,500 which was paid upon delivery of the aircraft in October 2010.  Maintenance reserve deposits paid during the lease term and security deposits were applied to the purchase price to reduce these contractual obligations.  As a result of the exercise of these purchase options, the Company’s total future payments on operating lease obligations will be reduced by $354 for 2010, $1,416 in 2011 and $1,180 in 2012.

In March 2010, the Company entered into a purchase contract for six Boeing 757 aircraft with delivery dates in 2010 and 2011.  The Company expects these aircraft to be added to the Company’s operating fleet in 2011 and 2012.  As of September 30, 2010, the remaining contractual obligations under the purchase agreement will be paid upon delivery of the aircraft, with $9,775 to be paid during fourth quarter 2010 and $29,325 to be paid during 2011.

Note 11 — Subsequent Events

In October 2010, the Company took ownership of two MD-80 aircraft with respect to which it exercised purchase options.  To exercise these purchase options, the Company paid $7,500 less the remaining maintenance reserve deposits paid during the lease term and security deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ended September 30, 2010 and 2009.  Also discussed is our financial position as of September 30, 2010 and December 31, 2009. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Third quarter 2010 results

During the third quarter of 2010, we earned net income of $13.2 million on operating revenues of $163.6 million and achieved an 11.9% operating margin.  The third quarter is typically our seasonally weakest quarter of the year, and we achieved these results in a period with substantial capacity increases.  We had a 21.9% increase in system available seat miles (“ASMs”) and 16.5% increase in system passengers.  Higher fuel prices were the largest contributor to the reduction of our operating margin from the comparable period of the prior year.  Our system average fuel cost per gallon increased from $1.88 for the third quarter of 2009 to $2.25 for the same period of 2010.

We continued to feel the effects of the slowdown in the U.S. economy.  With modest demand from our price sensitive leisure consumer, coupled with a substantial increase in capacity, our ability to materially raise scheduled service base airfares was limited on a year-over-year basis.  Although our scheduled service average base fare increased from $68.76 in the first nine months of 2009 to $74.66 in the first nine months of 2010, we have yet to return to base fare levels we achieved before the recession and increased fuel costs of 2008.

Operating expenses increased 29.7% on a year-over-year basis mainly driven by system ASM growth of 21.9% and system departure growth of 14.8%.  The increase in our fuel cost was also a major contributor, with a 19.7% increase in system average fuel cost per gallon and a 19.2% increase in system gallons consumed.  Our operating expenses per passenger, excluding fuel, increased 4.0% from $50.31 for the third quarter of 2009 to $52.34 during the same period of 2010 largely due to increased maintenance and repairs expense and salary and benefits expense, which outpaced the increase in our scheduled service passengers.

In July and September 2010, our Board of Directors approved expansions of our stock repurchase program with authorization to purchase up to an additional $75.0 million of our common stock.  During the three months ended September 30, 2010, we spent $40.4 million of cash on stock repurchases.  We believe the use of this cash to invest in our stock is appropriate with consideration of our capital expenditure requirements and other cash flow needs related to our growth.

In September 2010, we entered into a three year, fixed fee flying agreement with Peppermill Casinos, Inc.  Under the agreement, we will provide air transportation for three Wendover, Nevada properties with one dedicated MD-83 aircraft starting in February 2011.

Fleet

During the third quarter of 2010, we placed one MD-80 aircraft into service which increased our operating fleet to 51 aircraft at September 30, 2010.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	September 30, 2010			December 31, 2009			September 30, 2009
	Own(a)	Lease (c)	Total	Own(a)(b)	Lease	Total	Own(a)(b)	Lease	Total
MD82/83/88s	44	4	48	38	4	42	36	4	40
MD87s (d)	3	0	3	4	0	4	4	0	4
Total	47	4	51	42	4	46	40	4	44
__________________
(a)	Does not include aircraft owned, but not yet added to our operating fleet.

(b)	Includes two aircraft subject to capital leases as of December 31, 2009 and September 30, 2009. In September 2010, we exercised early purchase options and took ownership of these two aircraft.

(c)	In February 2010, we exercised purchase options on two aircraft under operating leases. In October 2010, we took ownership of these aircraft.

(d)	Used almost exclusively for fixed fee flying.

Network

As of September 30, 2010, we offered scheduled service from 57 small cities on 145 routes primarily into our six major leisure destinations.  Changes in our route network during the third quarter of 2010 include three additional routes to Los Angeles, one additional route to Phoenix and one discontinued route each to San Diego and the San Francisco Bay area.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of September 30,	As of December 31,	As of September 30,
	2010	2009	2009

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	57	58	60
Total cities served	68	69	71

Routes to Las Vegas	40	40	41
Routes to Orlando airports	29	31	30
Routes to Phoenix	22	20	15
Routes to Tampa Bay/St. Petersburg	20	20	19
Routes to Los Angeles area	17	11	13
Routes to Ft. Lauderdale	5	5	7
Other routes	12	9	9
Total routes	145	136	134

Trends and Uncertainties

Unlike many business travel oriented carriers, we have not seen a significant increase in our scheduled service average base fare as anticipated.  As we have in the past, we will adjust and control capacity to obtain desirable average fares and load factors to seek to maintain our profitability goals.  We have planned for slower growth in both the fourth quarter of 2010 and first quarter of 2011 in order to attempt to generate higher average fares.  In the short term, we have seen some strength in unit revenues and believe our capacity control for these periods will have a favorable impact on unit revenues on a year-over-year basis during the remainder of fourth quarter 2010.

Aircraft fuel expense in the third quarter of 2010 represented 43.4%, or $62.5 million of our overall operating expense.  Our average total system fuel cost per gallon increased 19.7% to $2.25 during the third quarter of 2010 compared to $1.88 for the same period of 2009.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.

Net ancillary revenue from third party products for the three months ended September 30, 2010 was $6.7 million, up 32.2% from the same period in 2009.  The amount of ancillary revenue from the sale of third party products equaled 35.0% of our income before taxes.  The increase in ancillary revenue from third party products was driven by a 21.5% increase in our gross ancillary revenue from third party products as well as an improvement in our gross margins from 27.2% to 29.6%.  We have continued our focus on third party products during the quarter and have implemented new offerings in this area.  These offerings include discounts to our customers who purchase air bundled with hotel products and our new low price pledge where a customer is given free airfare for a roundtrip if a lower priced air-hotel package can be found.  We believe these types of offerings will continue to drive more volume and could result in meaningful revenue growth.

We continue to expand our route network with focus on serving residents of small cities and have recently announced a number of new small cities to begin service in the next few months.  With these recent announcements, the number of cities served will increase to 75 cities (including small cities and destinations) located in 35 states.  Growth of our network to include additional underserved small cities increases our geographical diversity which we believe further insulates us from the effects of regional economic differences across local and regional economies in the U.S. and dampens the effects of competition on selected routes where we have a competitor offering similar nonstop service.

In February 2010, we moved routes from ten of our small cities from Orlando Sanford International Airport to Orlando International Airport.  We have recently announced we will be consolidating our Orlando operations back to our original operational base at Orlando Sanford International Airport.  We believe the Orlando Sanford International Airport provides us a more efficient operating environment and lower operating expenses.

In September 2010, we announced a capital project to add 16 seats to our MD-80 aircraft, bringing the total of seats per aircraft to 166.  The work on this project is expected to begin in the third quarter of 2011 and will take approximately twelve months to complete.  These additional seats will allow us to grow capacity without the acquisition of additional aircraft, reduce our per passenger costs and provide opportunities for significant future revenue growth.  We currently have 51 MD-80 aircraft in revenue service and do not expect any changes before the end of 2010.  We currently have eight MD-80 aircraft in storage to be used for future growth in 2011 and 2012.  We have taken possession of two 757 aircraft under the purchase contract for six aircraft we entered into during the first quarter of 2010.  We expect to have two of these aircraft ready for revenue service in 2011 and continue to pursue the regulatory approvals we will need to permit us to add these aircraft to our system.  We believe we have adequate available aircraft in our fleet to provide flexibility for the pace and timing of our growth over the next two years.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	38.1	32.9
Salary and benefits	17.4	16.8
Station operations	9.9	10.4
Maintenance and repairs	10.3	9.8
Sales and marketing	2.4	2.9
Aircraft lease rentals	0.3	0.4
Depreciation and amortization	5.4	5.7
Other	4.3	4.6
Total operating expenses	88.1%	83.5%
Operating margin	11.9%	16.5%

We recorded total operating revenue of $163.6 million, income from operations of $19.5 million and net income of $13.2 million for the three months ended September 30, 2010.  By comparison, for the same period in 2009, we recorded total operating revenue of $133.1 million, income from operations of $21.9 million and net income of $13.8 million.  We achieved an 11.9% operating margin for the three months ended September 30, 2010 with system growth in ASMs of 21.9%, departure growth of 14.8%, and an increase in scheduled service total average fare of $3.30 per passenger year-over-year.

Operating Revenue

Our operating revenue increased 22.9% to $163.6 million for the three months ended September 30, 2010 from $133.1 million for the same period in 2009 primarily due to a 28.5% increase in scheduled service revenue and a 24.7% increase in ancillary revenue.  The scheduled service revenue and ancillary revenue increases were primarily driven by a 23.3% increase in scheduled service departures and corresponding 23.2% increase in the number of scheduled service passengers, along with a 4.3% increase in the scheduled service average base fare.

System ASMs increased by 21.9% as a result of a 14.8% increase in system departures and a 5.7% increase in system average stage length. Operating revenue per ASM (“RASM”) was relatively flat at 9.94 cents for the three months ended September 30, 2010 compared to 9.86 cents for the same period in 2009 as the increase in total operating revenue was in line with capacity changes.

Scheduled service revenue. Scheduled service revenue increased 28.5% to $104.2 million for the three months ended September 30, 2010, up from $81.1 million in the same period of 2009.  The increase was primarily driven by a 23.2% increase in the number of scheduled service passengers, along with a 4.3% increase in the scheduled service average base fare for the three months ended September 30, 2010 compared to the same period in 2009.  Passenger growth corresponded with the 23.3% increase in the number of scheduled service departures.  The increase in departure growth was driven by the increase in routes to our Phoenix market, Los Angeles market (with commencement of flying to Long Beach in July 2010) and route expansion of our seasonal service during 2010 to Myrtle Beach.  We increased our routes to Myrtle Beach from two routes during the third quarter of 2009 to six routes for the same period in 2010 and extended the seasonal service during 2010 by one month to October.  Overall, our route network expanded from 134 routes served at September 30, 2009 to 145 served at September 30, 2010.

Ancillary revenue.  Ancillary revenue increased 24.7% to $50.1 million for the three months ended September 30, 2010 up from $40.2 million in the same period of 2009, driven by a 23.2% increase in scheduled service passengers, while our ancillary revenue per scheduled service passenger increased from $33.24 to $33.66.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	September 30,
	2010	2009	% Change
Air-related charges	$29.14	$29.03	0.4%
Third party products	4.52	4.21	7.4%
Total ancillary revenue per scheduled service passenger	$33.66	$33.24	1.3%

Our air-related charges per-passenger remained flat from the third quarter 2009.  Third party products increased on a per-passenger basis primarily as a result of increased margins on the sale of hotel rooms compared to the same period in the prior year.

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Three months ended
	September 30,
(in thousands)	2010	2009	% Change
Gross ancillary revenue - third party	$22,716	$18,700	21.5%
Cost of goods sold	(15,043)	(12,793)	17.6%
Transaction costs (a)	(943)	(816)	15.6%
Ancillary revenue - third party products	$6,730	$5,091	32.2%
As percent of gross ancillary revenue - third party	29.6%	27.2%	2.4	pp
________________
(a)   Includes credit card fees and travel agency commissions

Fixed fee contract revenue. Fixed fee contract revenue decreased 20.4% to $9.0 million for the three months ended September 30, 2010 compared to $11.3 million in the same period of 2009.  Fixed fee contract revenue was higher during the third quarter of 2009 primarily as a result of the Cuban Family Charter Program which started in June 2009 and permanently ceased in October 2009.  For the periods presented, the block hours flown under our fixed fee flying agreement with Harrah’s, and the change in mix of our other fixed fee program flying and ad-hoc charter flying for others had minimal impact on our fixed fee contract revenue.

Other revenue. We generated other revenue of $0.4 million in the third quarter of 2010 compared to $0.6 million in the same period of 2009 primarily from aircraft and flight equipment leased to third parties.

Operating Expenses

Our operating expenses increased 29.7% to $144.1 million for the three months ended September 30, 2010 up from $111.2 million in the same period of 2009 largely due to a 42.8% increase in our fuel expense and increases in the number of flights and passengers.  We primarily evaluate our expense management by comparing our costs per-passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per-passenger for the indicated periods (“per-passenger costs”). The table also presents Operating expense per-passenger, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by the number of passengers carried. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended September 30,		Percentage
	2010	2009	Change
Aircraft fuel	$40.07	$32.68	22.6%
Salary and benefits	18.23	16.66	9.4
Station operations	10.43	10.36	0.7
Maintenance and repairs	10.76	9.69	11.0
Sales and marketing	2.51	2.92	(14.0)
Aircraft lease rentals	0.31	0.38	(18.4)
Depreciation and amortization	5.63	5.70	(1.2)
Other	4.47	4.61	(3.0)
Operating expense per passenger	$92.41	$83.00	11.3%
Operating expense per passenger, excluding fuel	$52.34	$50.31	4.0%

Our per-passenger costs increased 11.3% primarily due to a 22.6% increase in fuel expense per passenger as a result of a 19.7% increase in system average cost per gallon for the three months ended September 30, 2010 compared to the same period of 2009.

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

	Three Months Ended September 30,				Percentage
	2010		2009		Change
Aircraft fuel	3.79	¢	3.24	¢	16.9%
Salary and benefits	1.73		1.65		4.9
Station operations	0.99		1.03		(3.9)
Maintenance and repairs	1.02		0.96		6.3
Sales and marketing	0.24		0.29		(17.2)
Aircraft lease rentals	0.03		0.04		(25.0)
Depreciation and amortization	0.53		0.57		(7.0)
Other	0.42		0.46		(8.7)
Operating expense per ASM (CASM)	8.75	¢	8.23	¢	6.3%
CASM, excluding fuel	4.96	¢	4.99	¢	(0.6	) %

Aircraft fuel expense. Aircraft fuel expense increased 42.8% to $62.5 million for the three months ended September 30, 2010, up from $43.8 million in the same period of 2009, primarily driven by a 19.7% increase in the system average cost per gallon from $1.88 to $2.25.  System departure growth of 14.8% and a 5.7% increase in system average stage length for the three months ended September 30, 2010 resulted in the use of 19.2% more gallons of fuel, which increased from 23.3 million gallons consumed to 27.8 million gallons consumed.

Salary and benefits expense.  Salary and benefits expense increased 27.5% to $28.4 million for the three months ended September 30, 2010 up from $22.3 million for the same period of 2009.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 33.8% attributable to a 25.2% increase in the salary and benefits expense per full-time equivalent and a 6.8% increase in full-time equivalent employees.  The increase in salary and benefits expense per full-time equivalent employee was attributable to the new pilot base pay scale which became effective in May 2010, new flight attendant compensation agreement which became effective in July 2010 and higher medical benefit premiums during the period in 2010.  The increase in our full-time equivalent employees was driven by a 15.0% increase in the average number of our aircraft in service from 44.0 aircraft during the three months ended September 30, 2009 to 50.6 aircraft during the same period of 2010.  We employed approximately 1,623 full-time equivalent employees at September 30, 2010, compared to 1,519 full-time equivalent employees at September 30, 2009.

Station operations expense.  Station operations expense increased 17.2% to $16.3 million for the three months ended September 30, 2010 compared to $13.9 million for the same period of 2009 as a result of a 14.8% increase in system departures and a 2.1% increase in station operations expense per departure.  The increase in station operations expense per departure was largely due to increases in airport fees at several airports where we operate.

Maintenance and repairs expense. Maintenance and repairs expense increased 29.2% to $16.8 million for the three months ended September 30, 2010 up from $13.0 million in the same period of 2009 as the average number of aircraft in service increased 15.0% from 44.0 during the third quarter of 2009 to 50.6 during the same period of 2010.  The increase is primarily attributable to an increase in repair of rotable parts and usage of expendable parts associated with the growth of our fleet, along with an increase in engine repairs expense and scheduled heavy aircraft maintenance expense for the three months ended September 30, 2010 compared to the same period in 2009.

Sales and marketing expense.  Sales and marketing expense remained flat at $3.9 million for the three months ended September 30, 2010.  A reduction in advertising expenses was offset by an increase in credit card discount fees associated with the 27.3% increase in scheduled service and ancillary revenue.

Aircraft lease rentals expense. Aircraft lease rentals expense remained flat at $0.5 million for the three months ended September 30, 2010.  Four aircraft were under operating lease agreements for each of the three month periods.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $8.8 million for the three months ended September 30, 2010 from $7.6 million for the same period of 2009, an increase of 15.0%, as the number of operating aircraft owned (including those leased to a third party but excluding those not yet placed in service) or subject to capital lease, increased by 17.5%, from 40 at September 30, 2009 to 47 at September 30, 2010.

Other expense. Other expense increased by 13.0% to $7.0 million for the three months ended September 30, 2010 compared to $6.2 million in the same period of 2009, attributable to an increase in administrative expenses associated with our growth, such as facility rent expenses and aircraft insurance, and pre-operating expenses associated with the 757 aircraft type which we began to incur during the first quarter of 2010.  These increases were offset by a gain on the disposal of assets of $0.1 million during the three months ended September 30, 2010 compared to a loss of $0.8 million during the same period in 2009.

Other (Income) Expense

Other (income) expense increased slightly, from a net other expense of $0.3 million for the three months ended September 30, 2009, to a net other expense of $0.5 million for the same period of 2010.  The increase in expense is primarily attributable to a reduction of interest income earned on cash balances for the third quarter of 2010 compared to the same period of 2009 partially offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 31.6% for the three months ended September 30, 2010 compared to 35.8% for the same period of 2009. The lower effective tax rate for the third quarter of 2010 was primarily due to a favorable impact from discrete items associated with the filing of our federal income tax return.  A reduction in the state tax portion of the tax provison also contributed to a lower effective tax rate from the impact of the geographic mix of our flying. Our tax rate will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.

Comparison of nine months ended September 30, 2010 to nine months ended September 30, 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	36.3	28.2
Salary and benefits	16.2	16.4
Station operations	9.5	9.7
Maintenance and repairs	8.8	8.7
Sales and marketing	2.6	3.0
Aircraft lease rentals	0.3	0.3
Depreciation and amortization	5.1	5.1
Other	4.5	4.0
Total operating expenses	83.3%	75.4%
Operating margin	16.7%	24.6%

We recorded total operating revenue of $501.6 million, income from operations of $83.8 million and net income of $29.5 million for the nine months ended September 30, 2010.  By comparison, for the same period in 2009, we recorded total operating revenue of $423.2 million, income from operations of $104.2 million and net income of $65.8 million.  System ASM growth of 15.7% and scheduled service total average fare growth of 7.0% contributed to a 16.7% operating margin for the nine months ended September 30, 2010, which was down from the 24.6% operating margin for the first nine months of 2009 due primarily to a 33.5% increase in system average fuel cost per gallon from $1.67 for the nine months ended September 30, 2009 to $2.23 for the same period of 2010.

Operating Revenue

Our operating revenue increased 18.5% to $501.6 million for the nine months ended September 30, 2010 from $423.2 million for the same period in 2009 primarily due to a 23.4% increase in scheduled service revenue and a 17.9% increase in ancillary revenue.

System ASMs increased by 15.7% as a result of a 9.4% increase in system departures and a 5.7% increase in system average stage length.  System RASM increased 2.5% to 10.44 cents for the nine months ended September 30, 2010 compared to 10.19 cents for the same period in 2009 as increases in scheduled service revenue and ancillary revenue outpaced the increase in capacity.

Scheduled service revenue.  Scheduled service revenue increased 23.4% to $322.1 million for the nine months ended September 30, 2010, from $261.0 million in the same period of 2009.  The increase was a result of a 13.7% increase in the number of scheduled service passengers and an increase in the scheduled service base fare from $68.76 in the nine months ended September 30, 2009 to $74.66 in the same period of 2010.  Passenger growth was driven primarily as a result of a 12.5% year-over-year increase in departures from 28,645 to 32,221.  Significant contributors to the departure growth were the addition of 1,241 departures attributable to a full year of service in 2010 to Los Angeles, which began in May 2009, an increase of 1,289 departures from route expansion to the Phoenix market and increased flying to other destinations, including seasonal service to Myrtle Beach.   Our route network consisted of 145 routes at September 30, 2010, an increase from 134 routes at September 30, 2009.

Ancillary revenue.  Ancillary revenue increased 17.9% to $148.4 million for the nine months ended September 30, 2010 up from $125.9 million in the same period of 2009, driven by a 13.7% increase in scheduled service passengers and a 3.7% increase in ancillary revenue per scheduled passenger from $33.16 to $34.38.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Nine months ended
	September 30,
	2010	2009	% Change
Air-related charges	$30.02	$29.15	3.0%
Third party products	4.36	4.01	8.7%
Total ancillary revenue per scheduled service passenger	$34.38	$33.16	3.7%

The increase in air-related charges per-passenger was primarily attributable to higher baggage fees and booking fees in the comparable periods, offset by a reduced take rate of air-related offerings we believe is attributable to the current economic environment.  During 2010, we increased baggage fees, which currently range between $15 and $30 per checked bag, depending on the flight segment, to comparable industry levels.  Third party products increased on a per passenger basis primarily as a result of increased margins and the sale of more hotel rooms for the nine months ended September 30, 2010 than in the same period of 2009.

The following table details the calculation of ancillary revenue from third party products:

	Nine months ended
	September 30,
(in thousands)	2010	2009	% Change
Gross ancillary revenue - third party	$71,065	$56,710	25.3%
Cost of goods sold	(49,019)	(38,765)	26.5%
Transaction costs (a)	(3,221)	(2,716)	18.6%
Ancillary revenue - third party products	$18,825	$15,229	23.6%
As percent of gross ancillary revenue - third party	26.5%	26.9%	(0.4)	pp
_____________________________
(a)   Includes credit card fees and travel agency commissions

Fixed fee contract revenue.  Fixed fee contract revenue decreased by 2.3% to $30.1 million during the nine months ended September 30, 2010 from $30.9 million for the same period of 2009.  Increased flying for the Department of Defense during the first nine months in 2010 was more than offset by the cessation in 2009 of fixed fee flying under the Cuban Family Charter Program and under an agreement with Beau Rivage Resorts, Inc.  Fixed fee flying under our agreement with Harrah’s partially offset this decrease, as the number of block hours flown under the agreement increased by 9.2% for the nine months ended September 30, 2010 compared to the same period in 2009.

Other revenue. We generated other revenue of $1.0 million for the nine months ended September 30, 2010 compared to $5.5 million in the same period of 2009 during which other revenue was primarily from flight equipment leased to third parties.  All of these leases were terminated by the end of third quarter 2009.

Operating Expenses

Our operating expenses increased by 31.0% to $417.8 million for the nine months ended September 30, 2010 compared to $319.0 million in the same period of 2009. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods.

	Nine Months Ended September 30,		Percentage
	2010	2009	Change
Aircraft fuel	$40.11	$28.97	38.5%
Salary and benefits	17.86	16.87	5.8
Station operations	10.45	9.95	5.0
Maintenance and repairs	9.74	8.98	8.5
Sales and marketing	2.89	3.11	(7.1)
Aircraft lease rentals	0.35	0.35	—
Depreciation and amortization	5.69	5.30	7.4
Other	4.95	4.12	20.1
Operating expense per passenger	$92.04	$77.65	18.5%
Operating expense per passenger, excluding fuel	$51.93	$48.68	6.7%

Despite an increase of 5.7% in system average stage length and a 4.8% reduction in average daily departures per aircraft, operating expense per passenger, excluding fuel, increased only 6.7% from $48.68 to $51.93 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The increase in average fuel cost per gallon of 33.5% and the longer stage length resulted in an $11.14 increase in fuel expense per passenger from $28.97 to $40.11.  Increases in salary and benefits expense per passenger and other expense per passenger also contributed to the increase.

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

	Nine Months Ended September 30,				Percentage
	2010		2009		Change
Aircraft fuel	3.79	¢	2.87	¢	32.1%
Salary and benefits	1.69		1.67		1.2
Station operations	0.99		0.98		1.0
Maintenance and repairs	0.92		0.89		3.4
Sales and marketing	0.27		0.31		(12.9)
Aircraft lease rentals	0.03		0.03		—
Depreciation and amortization	0.54		0.52		3.8
Other	0.47		0.41		14.6
Operating expense per ASM (CASM)	8.70	¢	7.68	¢	13.3%
CASM, excluding fuel	4.91	¢	4.82	¢	1.9%

Aircraft fuel expense.  Aircraft fuel expense increased 53.0% to $182.1 million for the nine months ended September 30, 2010, up from $119.0 million in the same period of 2009, primarily driven by a 33.5% increase in the system average cost per gallon from $1.67 to $2.23.  System departure growth of 9.4% and a 5.7% increase in system average stage length for the nine months ended September 30, 2010 resulted in the use of 14.3% more gallons of fuel consumed, which increased from 71.3 million to 81.6million.

Salary and benefits expense.  Salary and benefits expense increased 16.9% to $81.1 million for the nine months ended September 30, 2010, up from $69.3 million in the same period of 2009.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 27.3% attributable to a 19.1% increase in salary and benefits expense per full-time equivalent employee and a 6.8% increase in the number of full-time equivalent employees.  The increase in salary and benefits expense per full-time equivalent employee is partially attributable to the new pilot base pay scale which became effective in May 2010, new flight attendant compensation agreement which became effective in July 2010 and higher medical benefit premiums during the period in 2010.  The increase in our full-time equivalent employees was driven by a 15.0% increase in the average number of our aircraft in service from 41.9 aircraft during the nine months ended September 30, 2009 to 48.2 aircraft during the same period of 2010.  We employed approximately 1,623 full-time equivalent employees at September 30, 2010, compared to 1,519 full-time equivalent employees at September 30, 2009.  Accrued employee bonus expense decreased 44.4% as a result of the year-over-year decrease in operating income for the respective nine month periods.

Station operations expense. Station operations expense increased 16.1% to $47.4 million for the nine months ended September 30, 2010 compared to $40.9 million in the same period of 2009 as a result of a 9.4% increase in system departures and a 6.1% increase in station operations expense per departure.  The increase in station operations expense per departure was largely due to increases in airport fees at several airports where we operate and start up expenses in the opening of our operational base at Orlando International Airport in February 2010.  In October 2010, we announced we will be closing our operational base at Orlando International Airport and will move these routes into Orlando Sanford International Airport.  We expect this move will reduce station operations expense once effective.

Maintenance and repairs expense. Maintenance and repairs expense increased 19.9% to $44.2 million for the nine months ended September 30, 2010 compared to $36.8 million in the same period of 2009.  The increase is attributable to the costs associated with increased repairs of rotable parts and the usage of expendable parts of $2.8 million.  These increases resulted from the growth of our fleet as the average number of aircraft in service increased 15.0% from 41.9 aircraft during the nine months ended September 30, 2009 to 48.2 during the same period of 2010.  In addition, engine repairs increased $2.1 million year-over-year due to the number of engines which required service during the period.

Sales and marketing expense. Sales and marketing expense increased only 2.7% to $13.1 million for the nine months ended September 30, 2010, compared to $12.8 million for the same period of 2009 despite larger increases in the number of routes and passengers served.  The increase was primarily due to an increase in credit card discount fees associated with the 21.6% increase in scheduled service and ancillary revenue, offset by a decrease in advertising expenses.  Advertising expenses associated with scheduled service to the major leisure destination of Los Angeles, which began in May 2009, contributed to the higher advertising expenses for the nine months ended September 30, 2009 compared to the same period of 2010.

Aircraft lease rentals expense. Aircraft lease rentals expense increased by 10.4% to $1.6 million for the nine months ended September 30, 2010 up from $1.4 million for the same period of 2009 attributable to mix of lease rates as we operated four aircraft under lease agreements for the majority of both nine month periods in 2010 and 2009.

Depreciation and amortization expense. Depreciation and amortization expense increased to $25.8 million for the nine months ended September 30, 2010 from $21.8 million for the same period of 2009, an increase of 18.6%, as the number of operating aircraft owned (including those leased to a third party) or subject to capital lease, increased by 17.5%, from 40 at September 30, 2009 to 47 at September 30, 2010.

Other expense. Other expense increased by 32.6% to $22.5 million in the nine months ended September 30, 2010 compared to $16.9 million in same period of 2009, driven by increased administrative expenses and flight operations attributable to company growth, higher aviation insurance rates which became effective in the fourth quarter of 2009, and pre-operating expenses associated with the 757 aircraft type.

Other (Income) Expense

Other (income) expense was relatively flat, from a net other expense of $1.1 million for the nine months ended September 30, 2009, to a net other expense of $1.0 million for the same period of 2010.  The change is primarily attributable to a reduction of interest income earned on cash balances for the nine months ended September 30, 2010 compared to the same period of 2009 offset by a reduction in interest expense due to lower debt balances.

Income Tax Expense

Our effective income tax rate was 35.6% for the nine months ended September 30, 2010 compared to 36.2% for the same period of 2009. The lower effective tax rate for the first nine months of 2010 was largely due to the geographic mix from our flying and the impact this had on the state income tax portion of the tax provision, along with a favorable impact from discrete items associated with the filing of our 2009 federal income tax return during third quarter 2010 .

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Percent
	2010	2009	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	1,559,836	1,339,407	16.5
Revenue passenger miles (RPMs) (thousands)	1,425,761	1,173,831	21.5
Available seat miles (ASMs) (thousands)	1,646,431	1,350,284	21.9
Load factor	86.6%	86.9%	(0.3)
Operating revenue per ASM (RASM)** (cents)	9.94	9.86	0.8
Operating expense per ASM (CASM) (cents)	8.75	8.23	6.3
Fuel expense per ASM (cents)	3.80	3.24	17.3
Operating CASM, excluding fuel (cents)	4.96	4.99	(0.6)
Operating expense per passenger	$92.41	$83.00	11.3
Fuel expense per passenger	$40.07	$32.68	22.6
Operating expense per passenger, excluding fuel	$52.34	$50.31	4.0
Departures	12,761	11,117	14.8
Block hours	28,748	24,356	18.0
Average stage length (miles)	865	818	5.7
Average number of operating aircraft during period	50.6	44.0	15.0
Total aircraft in service end of period	51	44	15.9
Average departures per aircraft per day	2.74	2.75	(0.4)
Average block hours per aircraft per day	6.2	6.0	3.3
Full-time equivalent employees at period end	1,623	1,519	6.8
Fuel gallons consumed (thousands)	27,832	23,346	19.2
Average fuel cost per gallon	$2.25	$1.88	19.7

Scheduled service statistics:
Passengers	1,488,600	1,208,306	23.2
Revenue passenger miles (RPMs) (thousands)	1,356,043	1,095,291	23.8
Available seat miles (ASMs) (thousands)	1,512,650	1,218,951	24.1
Load factor	89.6%	89.9%	(0.3)
Departures	11,316	9,181	23.3
Average passengers per departure	132	132	—
Block hours	26,258	21,425	22.6
Yield (cents)	7.68	7.40	3.8
Scheduled service revenue per ASM (cents)	6.89	6.65	3.6
Total ancillary revenue per ASM** (cents)	3.31	3.30	0.3
Total revenue per ASM (TRASM)** (cents)	10.20	9.95	2.5
Average fare — scheduled service	$69.99	$67.10	4.3
Average fare — ancillary air-related charges	$29.14	$29.03	0.4
Average fare — ancillary third party products	$4.52	$4.21	7.4
Average fare — total	$103.65	$100.35	3.3
Average stage length (miles)	891	888	0.3
Fuel gallons consumed (thousands)	25,342	20,442	24.0
Average fuel cost per gallon	$2.36	$2.05	15.1
Percent of sales through website during period	88.2%	85.3%	2.9

___________________________
* Except load factor and percent of sales through website, which is percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine months ended September 30,		Percent
	2010	2009	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	4,539,405	4,108,161	10.5
Revenue passenger miles (RPMs) (thousands)	4,217,904	3,637,768	15.9
Available seat miles (ASMs) (thousands)	4,804,743	4,152,029	15.7
Load factor	87.8%	87.6%	0.2
Operating revenue per ASM (RASM)** (cents)	10.44	10.19	2.5
Operating expense per ASM (CASM) (cents)	8.70	7.68	13.3
Fuel expense per ASM (cents)	3.79	2.87	32.1
Operating CASM, excluding fuel (cents)	4.91	4.82	1.9
Operating expense per passenger	$92.04	$77.65	18.5
Fuel expense per passenger	$40.11	$28.97	38.5
Operating expense per passenger, excluding fuel	$51.93	$48.68	6.7
Departures	36,825	33,666	9.4
Block hours	85,611	75,308	13.7
Average stage length (miles)	876	829	5.7
Average number of operating aircraft during period	48.2	41.9	15.0
Total aircraft in service end of period	51	44	15.9
Average departures per aircraft per day	2.80	2.94	(4.8)
Average block hours per aircraft per day	6.5	6.6	(1.5)
Full-time equivalent employees at period end	1,623	1,519	6.8
Fuel gallons consumed (thousands)	81,549	71,323	14.3
Average fuel cost per gallon	$2.23	$1.67	33.5

Scheduled service statistics:
Passengers	4,314,149	3,795,377	13.7
Revenue passenger miles (RPMs) (thousands)	4,020,703	3,424,042	17.4
Available seat miles (ASMs) (thousands)	4,416,651	3,783,741	16.7
Load factor	91.0%	90.5%	0.5
Departures	32,221	28,645	12.5
Average passengers per departure	134	132	1.5
Block hours	77,566	67,233	15.4
Yield (cents)	8.01	7.62	5.1
Scheduled service revenue per ASM (cents)	7.29	6.90	5.7
Total ancillary revenue per ASM** (cents)	3.36	3.33	0.9
Total revenue per ASM (TRASM)** (cents)	10.65	10.22	4.2
Average fare — scheduled service	$74.66	$68.76	8.6
Average fare — ancillary air-related charges	$30.02	$29.15	3.0
Average fare — ancillary third party products	$4.36	$4.01	8.7
Average fare — total	$109.04	$101.92	7.0
Average stage length (miles)	914	882	3.6
Fuel gallons consumed (thousands)	73,804	63,554	16.1
Average fuel cost per gallon	$2.37	$1.80	31.7
Percent of sales through website during period	88.3%	86.2%	2.1
_________________
* Except load factor and percent of sales through website, which is percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments decreased from $249.3 million at December 31, 2009 to $149.2 million at September 30, 2010 as substantial expenditures for capital expenditures, stock repurchases and cash dividends more than offset cash provided from operations from our continued profitability.  Restricted cash represents credit card deposits, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities classified as available-for-sale.

During the third quarter of 2010, our primary source of funds was cash generated by our operations along with proceeds from the issuance of notes payable secured by two unencumbered Boeing 757 aircraft.  Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet, returning cash to stockholders, reducing our debt and meeting our short term obligations.  Under recent aircraft purchase agreements entered into, we have contractual obligations through 2011.  We currently anticipate funding the purchase of these aircraft with available cash assets, and, as we have in the past, also would consider raising funds through debt financing if terms are acceptable.  However, access to financing will not be required for us to meet these aircraft purchase obligations.

Sources and Uses of Cash

Operating Activities.  During the nine months ended September 30, 2010, our operating activities provided $50.5 million of cash compared to $109.2 million during the same period of 2009.  The reduction in our net cash provided by operating activities is primarily a result of lower net income from the prior year along with the prepayment of $25.0 million for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing Activities.  During the nine months ended September 30, 2010, our investing activities provided $41.6 million of cash compared to the use of $107.2 million during the same period of 2009.  Cash provided in investing activities of $41.6 million during the nine months ended September 30, 2010 was primarily due to the proceeds of $121.7 million from maturities of short-term investments, net of purchases, offset by $82.2 million of cash used in the purchases of property and equipment, including pre-delivery deposits.  Purchases of property and equipment during the nine months ended September 30, 2010 consisted of the cash purchases of aircraft and induction costs associated with aircraft to be used in revenue service.  We used cash for the expansion of our MD-80 aircraft fleet with the purchase of 15 aircraft.  Cash used on 757 aircraft consisted of the purchase of two aircraft, payment of pre-delivery deposits on four undelivered aircraft to be used in revenue service, induction costs associated with these two purchased and delivered aircraft and the purchase of one aircraft to be used for spare parts.  During the nine months ended September 30, 2009, we used $77.8 million for the purchase of short-term investments, net of maturities, and another $25.7 million for the purchase of property and equipment.

Financing Activities.  During the nine months ended September 30, 2010, we used $76.1 million in cash for financing activities compared to the use of $32.1 million during the same period of 2009.  We primarily used cash for the repurchase of our common stock in open market purchases of $53.6 million, payment on our debt and capital lease obligations of $25.9 million and the payment of cash dividends to shareholders of $14.9 million during the nine months ended September 30, 2010.  During the same period in 2009, we used less cash in financing activities with $24.4 million to repurchase our common stock and $17.0 million for payment of our debt and capital lease obligations.  The cash used in financing activities for both periods was offset by proceeds from the issuance of notes payable associated with a $14.0 million secured loan during the third quarter of 2010 and a $7.0 million secured loan during the second quarter of 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There has been no material change to these policies during the three months ended September 30, 2010.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the effect of the economic downturn on leisure travel, increases in fuel prices, the introduction of a second fleet type, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, unionization efforts, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, our competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and nine months ended September 30, 2010 represented 43.4% and 43.6% of our operating expenses.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2010, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $6.5 million for the three months ended September 30, 2010, and by approximately $17.7 million for the nine months ended September 30, 2010.  While we do not currently hedge fuel price volatility risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $106.3 million, and short term investments of $19.4 million at September 30, 2010.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2010 would not have had a significant impact on our interest income.  For the nine months ended September 30, 2010, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.1 million.

Our long term debt consists of fixed-rate notes payable and capital lease arrangements. A hypothetical 100 basis point change in market interest rates as of September 30, 2010, would not have a material effect on the fair value of our fixed- rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined that there have been no changes to our risk factors set forth in Part I, Item 1A in the form 10-K since we filed our Annual Report on Form 10-K on March 9, 2010, other than as set forth below and as updated in our Form 10-Q for the quarter ended June 30, 2010:

The possible unionization of our flight attendants might adversely affect our operations.

We were recently informed that the Transportation Workers Union of America has filed an application with the National Mediation Board for a union vote of our flight attendants. We expect a vote to be held in the near future. The outcome of any vote is uncertain and the unionization of our flight attendants might adversely affect the productivity of our employees or our operating costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the third quarter of 2010. Our Board of Directors increased the remaining authority under our share repurchase program (originally approved in January 2009) by $25.0 million in July 2010 and an additional $50.0 million September 2010.  During the three months ended September 30, 2010 we repurchased 954,041 shares at an average cost of $42.39 per share for a total expenditure of $40.4 million.  In addition, we had minimal repurchases in August 2010 from employees who received restricted stock grants.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1) or Programs
July 2010	261,000	$44.15	261,000	$25,343,902
August 2010	608,147	41.71	607,565	172
September 2010	85,476	41.81	85,476	46,426,175
Total	954,623	$42.39	954,041	$46,426,175
________________
(1)
Includes increases during 2010 in the repurchase authority approved.  See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Stockholders’ Equity.”

Item 6.               Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
________________
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

ALLEGIANT TRAVEL COMPANY

Date: November 8, 2010	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer