Form 10-K
period 2010-12-31
Allegiant Travel CO
filed 2011-03-11
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2010, was approximately $669,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 1, 2011 was 19,006,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 14, 2011, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 68

ALLEGIANT TRAVEL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Item		Page
PART I
1	Business	1
1A	Risk Factors	12
1B	Unresolved Staff Comments	18
2	Properties	18
3	Legal Proceedings	19
4	Reserved	19
PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	20
6	Selected Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures about Market Risk	40
8	Financial Statements and Supplementary Data	42
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
9A	Controls and Procedures	65
9B	Other Information	65
PART III
10	Directors, Executive Officers, and Corporate Governance	66
11	Executive Compensation	66
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
13	Certain Relationships and Related Transactions, and Director Independence	66
14	Principal Accountant’s Fees and Services	66
PART IV
15	Exhibits and Financial Statement Schedules	67
	Signatures	70

i

PART I

Item 1.  Business

Business Overview

We are a leisure travel company focused on providing travel services to residents of small, underserved cities in the United States. We operate a low-cost passenger airline marketed to leisure travelers in small cities, allowing us to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. Our route network, pricing philosophy, advertising and diversified product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services from us.

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

•
Fixed fee contract revenue consists largely of fixed fee flying agreements with affiliates of Caesars Entertainment, Inc. (formerly Harrah’s Entertainment Inc.) that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis for other customers.

Our strategy is to develop the leisure travel market in small cities by offering nonstop low fare scheduled service to leisure destinations at low prices. We currently provide service to Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California and Ft. Lauderdale, Florida. We also currently provide limited service to other leisure destinations of Punta Gorda, Florida, San Diego, California, Palm Springs, California and the San Francisco Bay Area, California, along with seasonal service to Myrtle Beach, South Carolina.

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

Our Competitive Strengths

We have developed a unique business model that focuses on leisure travelers in small cities. We believe the following strengths allow us to maintain a competitive advantage in the markets we serve:

Focus on Transporting Travelers From Small Cities to Leisure Destinations.  As of March 1, 2011, we provide nonstop low fare scheduled air service from 62 small cities (including seasonal service) primarily to the leisure destinations of Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California and Ft. Lauderdale, Florida. Generally, when we enter a new market, there is no existing nonstop service to our leisure destinations. We believe this nonstop service, along with our low prices and premier leisure company relationships, makes it attractive for leisure travelers to purchase air travel and related services from us.

By focusing on small cities, we believe we avoid the intense competition in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service. As of March 1, 2011, we face mainline competition on only ten of our 161 routes.  Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic after we have begun service on new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers or LCCs, which have tended to focus more on larger markets than the small city markets we serve.

Low Operating Costs.  We believe low costs are essential to competitive success in the airline industry. Our operating expense per available seat mile (“ASM”) or operating CASM was 8.95¢ and 8.00¢ in 2010 and 2009, respectively. Excluding the cost of fuel, our operating CASM was 5.05¢ for 2010 and 4.97¢ for 2009.

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

•
Low Aircraft Ownership Costs.  We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs. As of March 1, 2011, our operating fleet consists of 51 MD-80 series aircraft.  MD-80 aircraft are substantially less expensive to acquire than Airbus A320 and Boeing 737 aircraft and have been highly reliable aircraft.  As of March 1, 2011, we also own eight MD-80 aircraft in long-term storage and three Boeing 757-200 aircraft, two of which have been leased out to third parties, with outstanding purchase agreements to acquire an additional three Boeing 757-200 aircraft.  We expect to introduce these aircraft into our fleet through 2012.  We believe the Boeing 757-200 aircraft will allow us to serve longer haul routes which could not be reached with the MD-80 aircraft, while maintaining low aircraft ownership costs consistent with our business model.

•
Highly Productive Workforce.  We believe we have one of the most productive workforces in the U.S. airline industry with approximately 32 full-time equivalent employees per operating aircraft as of March 1, 2011. We believe this compares favorably with the same ratio for other airlines based on recent publicly available industry data for other airlines. Our high level of employee productivity is created by cost-driven scheduling and the effective use of automation and part-time employees. We benefit from a motivated, enthusiastic workforce committed to high standards of friendly and reliable service. We invest a significant amount of time and resources into carefully developing our training practices and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

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

•
Low Distribution Costs.  Our nontraditional approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems (“GDS”) (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. We actively encourage sales on our website. This is the least expensive form of distribution and accounted for 88.8% of our scheduled service revenue during 2010. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

•
Small Cities.  Our business model focuses on residents of small cities in the United States.  Typically these airports have lower costs for carriers providing service.  Our route network provides us the ability to take advantage of these lower costs with the majority of airports in our route network being in small cities, compared to our leisure destinations we serve which are larger and more expensive airports.  In addition, these small city markets, along with the structure of our arrangements with airports which serve these small cities, result in lower marketing costs.

Strong Ancillary Revenues.  We earn ancillary revenue in conjunction with the sale of scheduled air service which represents a significant percentage of our total operating revenue. Our ancillary revenues have grown from $114.6 million in 2008, to $162.7 million in 2009, and $194.0 million in 2010, representing 22.7%, 29.2% and 29.2% of total operating revenues, respectively. On a per scheduled service passenger basis, our ancillary revenues increased from $29.43 per scheduled service passenger in 2008 to $33.07 in 2009 and $34.58 in 2010. We believe ancillary revenue will continue to be a key component in our total average fare and we have proven during 2010 we can sustain high ancillary revenue per passenger levels in a difficult revenue environment.

Capacity Management.  We actively manage our capacity in our routes to match the supply of seats to the demand existing in a given market, considering any seasonal shifts in demand that may exist. With strong ancillary revenue generated per passenger and the ability to spread out our costs over a larger number of passengers, we price our fares and actively manage our capacity to seek to achieve 90% load factors which has allowed us to operate profitably throughout a changing environment.  Our low cost aircraft facilitate our ability to adjust service levels quickly and maintain profitability during difficult economic times.

Strong Financial Position.  We have a strong financial position with significant cash balances.  As of December 31, 2010, we had $150.3 million of unrestricted cash, cash equivalents and short-term investments. As of December 31, 2010, our total debt was $28.1 million and our debt to total capitalization ratio was 8.6%. We also have grown profitably with generation of net income in eight consecutive years.  On March 10, 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”).  We believe the Term Loan will further strengthen our financial position and provide us greater financial flexibility to grow the business and weather sudden industry disruptions or U.S. macro events.

Proven Management Team.  We have a strong stable management team comprised of experienced and motivated individuals. Our management team is led by Maurice J. Gallagher, Jr. and Andrew C. Levy, each of whom has an extensive background in the airline industry. Mr. Gallagher was the president of WestAir Holdings, Inc. and built WestAir into one of the largest regional airlines in the U.S. prior to its sale in 1992 to Mesa Air Group. He was also one of the founders of ValuJet, Inc., which is known today as AirTran Holdings, Inc. Mr. Levy was a former manager of ValuJet where he quickly advanced into roles of increasing responsibility and later worked for an airline investment and advisory firm.  Each of these executives has been with us since 2001.

Our Business Strategy

To continue the growth of our business and increase our profitability, our strategy will be to continue to offer a single class of air travel service at low fares and expand our travel offerings, while maintaining high quality standards, keeping our operating costs low and pursuing ways to make our operations more efficient. We intend to grow by adding flights on existing routes, entering additional small cities, connecting our existing small cities to more of our leisure destinations, providing service to more leisure destinations and expanding our relationships with premier leisure companies.

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

Since the beginning of 2004, we have expanded our scheduled air service from six to 62 small cities as of March 1, 2011, including seasonal service. These 62 small cities have an aggregate population in excess of 50 million people within a 50-mile radius of the airports in those cities. In most of these cities, we provide service to more than one of our leisure destinations. We expect to grow our service to leisure destinations by adding frequency from some existing small city markets and initiating service from additional small cities. We believe our business model would be suitable for approximately 100 small cities in the U.S., Canada and Mexico.

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

Develop New Sources of Revenue.  We have identified three key areas where we have built and believe we can grow our ancillary revenues:

•
Unbundling the Traditional Airline Product.  We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have created new sources of revenue by charging fees for services many U.S. airlines historically bundled in their product offering. We believe by offering a simple base product at an attractive low fare we can stimulate demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not offer complimentary advance seat assignments; however, any customer can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue to increase ancillary revenue by further unbundling our air travel product.

•
Expand and Add Partnerships with Premier Leisure Companies.  We currently work with many premier leisure companies in our leisure destinations that provide ancillary products and services we sell to our customers. For example, we have contracts with Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.) and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers. During 2010, we generated revenue from the sale of more than 500,000 hotel rooms. By expanding our existing relationships and seeking additional partnerships with premier leisure companies, car rental companies and other travel providers, we believe we can increase the number of products and services offered to our customers and generate more ancillary revenue. We continue to emphasize and focus on revenue growth from third party products. We believe our efforts to enhance software capabilities and provide additional offerings, along with our loyal customer base, could result in meaningful long-term revenue growth.

•
Leverage Direct Relationships With Our Customers.  Since approximately 89% of our scheduled service revenue was purchased directly through our website in 2010, we are able to establish direct relationships with our customers by capturing their email addresses for our database. This information provides us multiple cost effective opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a “one-stop” shopping solution to enhance their travel experience.

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

Routes and Schedules

Our current scheduled air service predominantly consists of limited frequency, nonstop flights into Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles and Ft. Lauderdale from small cities (including seasonal service) across the continental United States. As of March 1, 2011, we offered scheduled service from 62 small cities on 161 routes in 35 states. We believe our route network expansion has provided us geographic diversity which provides protection from competitive influences in the markets we serve and continued growth in our customer base.

We attempt to match the frequency of flights with market demand. We rarely have daily flights in our markets, nor do we generally offer multiple flights per day. In most cases, we offer several flights per week in each of our markets. We regularly adjust frequency in our markets as demand warrants.  In periods of high fuel costs, we tend to reduce capacity to help support the higher airfares necessary to cover the higher fuel costs and to generate profits.

In addition, we temporarily suspend flying some of our Florida, Phoenix, Arizona and Los Angeles, California routes for varying periods (depending on the route) between the middle of August and the beginning of November as leisure demand to these destinations tends to be quite weak during this time. We schedule crew training, aircraft maintenance and additional charter flying to coincide with these periods. We also fly on a seasonal basis routes to Myrtle Beach, South Carolina during the summer months when demand is stronger.

We generally begin our route selection process by identifying markets in which there is no nonstop service to our leisure destinations, which have a large enough population in the airport’s catchment area to support at least two weekly flights, and which are typically no more than eight hours round-trip flight time from the destination. The eight hour limit permits one flight crew to perform the mission, avoiding costly crew overnight expenses and increasing crew utilization and efficiency. We then study publicly available data from the DOT showing the historical number of passengers, capacity, and average fares over time in the identified markets. We also study general demographic information about the population base for the targeted market area to assist in our determination whether we believe a service from a particular market would likely be successful.

We forecast the level of demand in a particular market that will result from the introduction of our service as well as our judgment of the likely competitive response of other airlines. We focus on markets where competitors are unlikely to initiate service and we prioritize routes that can be started at low marginal crew and ground operations costs.

Once a market is classified as attractive, we begin a rigorous analysis of the costs of providing service to that market. The major costs under consideration would be the initial and ongoing advertising costs to gain and maintain name recognition, airport charges, ground handling and fuel costs. The demand for nonstop air service in our small city markets often gives us leverage to attract financial support from the cities and airports we serve in the form of shared advertising costs or abatement or reduction of airport fees.

Our fixed fee flying predominately consists of flying under an agreement with Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.) with one aircraft based in Tunica, Mississippi and two aircraft in Laughlin, Nevada. In February 2011, we began flying under an agreement with Peppermill Resorts Inc. with one aircraft based in Wendover, Nevada.  We are a participant in the Civil Reserve Air Fleet (“CRAF”) which allows us to bid on and be awarded peacetime airlift contracts with the military. During periods when aircraft are not utilized for scheduled service flying, we typically seek out additional charter service and ad hoc flying.

Sales and Distribution

We sell air transportation that may be packaged, at the passenger’s discretion, with other products such as hotels, rental cars, and tickets to popular tourist attractions in our leisure destinations. We have chosen to maintain full control over our inventory and only distribute our product through our website, our call center, or at our airport ticket counters. We do not sell through Expedia, Travelocity, Orbitz or any other internet travel agencies nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points and also permits us to closely manage ancillary product offerings and pricing and develop and maintain a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.  With our own automation system, we have the ability to continually change our ancillary product offerings and pricing points which allows us to experiment to find the optimal pricing levels for our various offerings. We believe this would be difficult and impractical to achieve through the use of the GDS systems.

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

All of our bookings must be made on our website, through our call center or at our airport ticket counters, even if booked through travel agents. The percentage of our scheduled service bookings on our website has exceeded 86% in each of the last five years. This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.  We expect the development of our website and other automation enhancements to allow us to take further advantage of our customer loyalty with additional product offerings.

Pricing, Revenue Management and Air-Related Ancillary Revenue

Our low fares are designed to stimulate demand from price-sensitive leisure travelers who might not have traveled to our leisure destinations due to the expense and inconvenience involved prior to our initiation of non-stop service. Our fare structure generally comprises six “buckets,” with prices generally increasing as the number of days prior to travel decreases. Prices in the highest bucket are typically less than three times the prices in the lowest bucket. All our fares are one-way and non-refundable, although they may be changed for a $50 charge per segment. Customers may avoid change fees by buying our travel protection product (Trip-Flex) at the time of purchase.

We try to maximize the overall revenue of our flights by watching inherent demand on a given route on any given day and managing the number of seats we offer for sale in these six “buckets”. The number of seats offered at each fare is established through a continual process of forecasting, optimization and competitive analysis. Generally, past booking history and seasonal trends are used to forecast anticipated demand. These historical forecasts are combined with current bookings, upcoming events, competitive pressures and other factors to establish a mix of fares designed to maximize revenue. The ability to accurately adjust prices based on fluctuating demand patterns allows us to balance loads and capture more revenue from existing capacity. We believe effective yield management has contributed to our strong financial operating performance and is a key to our continued success.

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

Third Party Ancillary Revenue

Along with our air-related charges, the sale of third party products is the other component of our ancillary revenue. We offer our customers the opportunity to purchase hotels, rental cars, show tickets, night club packages and other attractions packaged with air travel and have recently employed a low price guarantee ensuring we maintain the most cost effective form of leisure travel in the industry.  Our third party offerings are available to customers based on our agreements with various premier travel and leisure companies. As of March 1, 2011, we have agreements to offer rooms from approximately 260 hotels and tickets to over 50 attractions in our leisure destinations. In addition, we have an exclusive agreement with one rental car operator for the sale of rental cars packaged with air travel at all of our major leisure destinations and most of our other leisure destinations. Pricing of attractions, shows and tours are based on a net-pricing model. The pricing of each product can be adjusted market to market based on customer demand and take rate.

During 2010, we entered into an amendment of an agreement with one of our key Las Vegas hotel partners for access to hotel rooms for sale.  Under the amendment, we prepaid $25.0 million in exchange for discounted room rates and commitments on inventory levels available for sale by us.  Over the term of the agreement, we are not required to purchase any amount of rooms.  The agreement is not exclusive in nature and allows us to be repaid any unused portion of the prepayment upon termination or expiration of the agreement.

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

Our 150-seat MD-80 aircraft, with an average seat pitch of 31 to 32 inches, offer a comfortable alternative to the 37 to 86 seat regional jets that secondary market travelers are accustomed to flying as part of the hub and spoke networks of the legacy carriers. Additionally, we believe the MD-80’s three-by-two seating configuration is well liked by the traveling public because 80% of all seats are window or aisle seats. We adhere to the successful model pioneered by Southwest by offering a single class of service. We also offer advance seat assignments and priority boarding for a fee which depends on the route served and location of the seat in the aircraft.

Our small city strategy has reduced the intensity of competition we might otherwise face.  As of March 1, 2011, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, the only scheduled carrier operating out of Phoenix-Mesa Gateway Airport in Phoenix and one of only three carriers serving the St. Petersburg-Clearwater International Airport. Virtually all U.S. airlines serve Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles and Ft. Lauderdale and could become more competitive in the future.

As of March 1, 2011, we face mainline competition on only ten of our 161 routes. We compete with AirTran on six routes into Orlando and one route into Tampa/St. Petersburg.  We compete with Jetblue Airways on one route to Las Vegas (Long Beach) and with Spirit Airlines on one route to Ft. Lauderdale (Plattsburgh).  We also compete with Alaska Airlines on one route to Las Vegas (Bellingham).  In addition, we compete with smaller regional jet aircraft on our Fresno to Las Vegas route (United Express and US Airways) and with Horizon Air on our Medford to Los Angeles route.

Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to our leisure destinations from airports near our small city markets. For example, we fly to Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas on Alaska Airlines, Southwest or US Airways. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Delta, although all of these legacy carriers currently utilize regional aircraft to access their hubs and then mainline jets to access Las Vegas. Legacy carriers offering these segments with connecting flights and use of regional aircraft, tend to charge higher and restrictive fares. In addition, these alternatives to our direct flight service have a much longer elapsed time of travel.

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

People

We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and retain some of the best professionals available in the airline business. Full-time equivalent employees at February 1, 2011 consisted of 326 pilots, 384 flight attendants, 265 airport operations personnel, 272 mechanics, 114 reservation agents, and 242 management and other personnel. As of February 1, 2011, we employed 1,427 full-time and 399 part-time employees, which we consider to be 1,603 full-time equivalent employees.

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

We have never experienced an organized work stoppage or strike.  We have an in-house pilot association which we meet with on a regular basis to address relevant issues and matters of concern.  In February 2010, we agreed with the association on a new compensation and benefits arrangement for our pilots. The terms of the arrangement became effective in May 2010, will become amendable in November 2013 and include base pay scale variability based on operating margin production.  The base pay scale is determined twice a year based on a rolling twelve month operating margin ranging up to and above 20%.

In December 2010, our flight attendant employee group voted for representation from the Transport Workers Union (TWU).  We are currently in negotiations with TWU for a labor agreement and look to maintain a mutually satisfactory arrangement consistent with the compensation arrangement negotiated with the flight attendant in-house association in 2010 and which became effective in July 2010.

Aircraft and Fleet

Our operating fleet of 51 aircraft consists of 39 MD-83, two MD-87, four MD-82 aircraft, and six MD-88 aircraft as of March 1, 2011. We generally utilize our 130-seat aircraft (MD-87) for our fixed fee flying and our 150-seat aircraft (MD-82/83/88) for our scheduled service.  In addition, we have eight MD-80 aircraft in long-term storage.  In January 2011, we permanently removed one MD-87 aircraft from service.

We believe conditions in the market for high quality used MD-80 class aircraft are favorable for buyers and believe there is ample availability of suitable aircraft to permit growth well beyond the aircraft currently owned.  However, MD-80 series aircraft and Pratt & Whitney JT8D-200 series engines are no longer manufactured. This could cause a shortage of additional suitable aircraft, engines or spare parts over the long term. In January 2011, the FAA adopted new regulations to address aging aircraft.  These new regulations may impact the timing of when we seek a replacement for our current aircraft fleet.

Our operating MD-80 aircraft range from 15 to 25 years old with an average age of 21.4 years as of March 1, 2011.  As of March 1, 2011, the average number of cycles on our fleet was approximately 32,500 cycles and the highest number of cycles on any of our aircraft was approximately 47,700.  A cycle is defined as one take-off and landing and is a measure often used by regulators in determining the applicability of aging aircraft requirements. We historically operate approximately 1,000 cycles per aircraft per year.

We have committed to a seat reconfiguration program for our MD-80 aircraft which will increase revenue opportunities for our scheduled service fleet.  All our MD-80 aircraft (excluding our MD-87 aircraft) will be reconfigured from 150 seats to 166 seats by standardizing the passenger layout accommodations which will be made possible by removing galleys, relocating lavatories and installing slim line, lightweight seats.  We expect this project to start in the third quarter 2011 and take approximately 12 months to complete.

In March 2010, we entered into a purchase contract for six Boeing 757-200 aircraft with delivery dates from 2010 to 2012.   These aircraft will provide us the ability to serve longer haul markets, including the expectation to serve Hawaii after we receive regulatory approval for extended over water operations.  As of March 1, 2011, we have taken ownership of three of these aircraft, leased out two of them to a third party, and expect to operate the third by the third quarter of 2011 for fixed fee flying services and possibly long haul domestic scheduled service routes.  We expect to take ownership of a fourth aircraft during March 2011 which we will also be leasing out to a third party.  We expect the two leased out aircraft, and the third aircraft we intend to lease out, to be on lease through the summer of 2012.  In the fourth quarter of 2011, we expect to take ownership of the remaining two aircraft under the purchase contract.

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

Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs. We perform this work at our maintenance bases in Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Ft. Lauderdale, Bellingham (Washington), Grand Rapids (Michigan), Tunica (Mississippi), and Laughlin (Nevada) with the Laughlin and Tunica bases supporting our fixed fee flying services. In February 2011, we opened a maintenance base in Wendover, Nevada, which has one aircraft based there and supports fixed fee flying services.  For unscheduled requirements that arise away from our maintenance bases, we subcontract our line maintenance to outside organizations under customary industry terms.

Heavy maintenance checks consist of more complex inspections and servicing of the aircraft that cannot be accomplished during an overnight visit. These checks occur approximately every 18 months on each aircraft and can range in duration from two to six weeks, depending on the magnitude of the work prescribed in the particular check.  AAR Corp., one of the largest maintenance, repair and overhaul facilities, performs our airframe heavy maintenance checks under a contract with a term through the end of 2015. We also utilize AAR Corp., along with Flight Star, another FAA approved airframe heavy maintenance vendor, for induction services to ready newly acquired aircraft to enter our operating fleet.

Component and engine overhaul and repair involves sending certain parts, such as engines, landing gear and avionics, to FAA-approved maintenance repair stations for repair and overhaul. We presently utilize Pratt & Whitney controlled Christchurch Engine Centre, TIMCO Aviation Services, Inc. and ITR for overhaul and repair of our engines on a non-exclusive basis.

We also have a non-exclusive general terms agreement with Avioserv for the consignment of engine parts.

In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Aircraft Fuel

Fuel is our largest operating expense. The cost of fuel is volatile, as it’s subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We do not currently use financial derivative products to hedge our exposure to jet fuel price volatility.

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

DOT.  The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT has the authority to investigate and institute proceedings to enforce its regulations and may assess civil penalties, suspend or revoke operating authority and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to a particular community if such cessation would leave the community without scheduled airline service.

We hold a DOT certificate of public convenience and necessity authorizing us to engage in: (i) scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries), and (ii) charter air transportation of passengers, property and mail on a domestic and international basis.

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

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. Of the airports we serve, only Long Beach, California, currently restricts the number of flights or hours of operation, although it is possible one or more other such airports may do so in the future with or without advance notice.

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

The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the Environmental Protection Agency (“EPA”), and by April 2011 and October 2011, we will have to implement new EPA-required procedures relating thereto. To the extent we are subject to EPA requirements, we will continue to comply with those requirements.

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

General Information

Our principal executive offices are located at 8360 South Durango Drive, Las Vegas, Nevada 89113. Our telephone number is (702) 851-7300. Our website addresses are http://www.allegiant.com and http://www.allegianttravelcompany.com. We have not incorporated by reference into this annual report the information on our websites and you should not consider it to be a part of this document. Our website addresses are included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through our website at ir.allegiant.com, as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

Fuel costs constitute a significant portion of our total operating expenses, representing approximately 43.6% and 37.9% during 2010 and 2009, respectively.  Our average cost per gallon increased sequentially in all quarters of 2009 and 2010 except for one and continues to increase with the widespread unrest in the Middle East and North Africa.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility could significantly affect our future results of operations. Significant increases in fuel costs have negatively affected our operating results in the past and future price increases could harm our financial condition and results of operations.

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

Additionally, our current dependence on this single type of aircraft and engine for all of our flights makes us particularly vulnerable to any problems that might be associated with, or aging aircraft requirements affecting, this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The Federal Aviation Administration (“FAA”) could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD-80 aircraft.

Covenants in our senior secured term loan facility could limit how we conduct our business, which could affect our long-term growth potential.

On March 10, 2011, we borrowed $125.0 million under a senior secured term loan facility (the “Term Loan”).  The Term Loan contains restrictive covenants that, among other things, limit:

• Capital expenditures
• Indebtedness
• Mergers and acquisitions
• Certain investments

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns or to take advantage of new business opportunities.

The addition of a new aircraft type could increase our costs and a satisfactory return on that investment is uncertain.

As of March 1, 2011, we have taken ownership of three Boeing 757-200 aircraft under a contract for the purchase of six Boeing 757-200 aircraft.  The addition of a second aircraft type will increase our costs and increase the complexity of our operations with crews, flight schedules, parts provisioning and maintenance and repair.

We intend to operate these aircraft on longer-haul routes, particularly to Hawaii. Before beginning to serve Hawaii, we will need to obtain regulatory approval for extended over water operations. There is no assurance that we will be able to secure such authority in order to allow us to begin service when planned or at all.

We do not currently serve the longer-haul markets which we intend to serve with the Boeing 757-200 aircraft. Generally speaking, there is intense competition on routes to Hawaii. There is no assurance we will be able to operate our Boeing 757-200 aircraft as profitably as our MD-80 aircraft fleet.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website and other automated systems. Our continuing work on enhancing the capabilities of our automation systems and the migration of data to a new platform could increase the risk of automation failures during the process.  Any failure by us to handle our automation needs could negatively affect our Internet sales and customer service and result in increased costs.

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

In the processing of our customer transactions, we receive and store credit card and other identifiable personal data. This data is increasingly subject to legislation and regulation typically intended to protect the privacy of personal data that is collected, processed and transmitted. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices in ways that negatively affect our business, financial condition or results of operations. As privacy and data protection become more sensitive issues, we may also become exposed to potential liability. These and other privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

Our maintenance costs will increase as our fleet ages.

Our MD-80 aircraft range from 15 to 25 years old, with an average age of 21.4 years as of March 1, 2011.    In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft.  FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations or airworthiness directives. We cannot assure you our maintenance costs will not exceed our expectations.

We believe our aircraft are and will continue to be mechanically reliable. We cannot assure our aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of our fleet, any public perception that our aircraft are less than completely reliable could have an adverse effect on our bookings and profitability.

Increased labor costs could result from unionization and labor-related disruptions.

Labor costs constitute a significant percentage of our total operating costs.  In December 2010, our flight attendant employee group voted for representation from the Transport Workers Union (TWU).  We are currently in negotiations with TWU for a labor agreement which could result in increased labor costs.  If we are unable to reach agreement with our flight attendant employee group in current negotiations or future negotiations regarding the terms of labor agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.  Any strike or labor dispute with organized employees may adversely affect our ability to conduct business.

Our pilot employee group is represented by an in-house association to negotiate matters of concern with us.  Unionization of our pilots or any other employee groups could result in demands that may increase our operating expenses and adversely affect our profitability.  Although we have negotiated a mutually acceptable arrangement with our pilot group, our costs could be adversely affected by the cumulative results of discussions with pilots or other employee groups in the future.

Our business is heavily dependent on the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets could harm our business.

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles or Ft. Lauderdale as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., our president, Andrew C. Levy, and a small number of management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher or Mr. Levy. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures.  FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

In January 2011, the FAA adopted new regulations applying to aging aircraft.  These rules obligate aircraft design approval holders (typically the aircraft manufacturer or its successor) to establish a limit of validity (LOV) of the engineering data that supports the aircraft’s structural maintenance program, demonstrate that widespread fatigue damage will not occur in aircraft of that type prior to reaching LOV, and establish or revise airworthiness limitations applicable to that aircraft type to include LOV.  According to the FAA, establishment of LOVs is necessary because structural fatigue characteristics of airplanes are understood only up to the point where analyses and testing of the structure are valid.  Once an LOV has been established, commercial operation of the aircraft beyond that value will be prohibited, unless an extended LOV has been obtained for the aircraft and incorporated into the operator’s maintenance program.  The operator or any other person, such as the aircraft manufacturer, would be eligible to apply for an extended LOV.  It is not currently possible to predict the LOV-based life limitations that will apply to our aircraft, nor is it possible to predict the future cost of our complying with aging aircraft requirements and/or replacing any aircraft that must be retired.  In the event an LOV has not been developed and incorporated into our maintenance program for MD80-series aircraft by July 2013, we would be required to cease operating all such aircraft until compliance was achieved.  In the case of our B757-series aircraft, the similar compliance deadline is January 2016.

Federal legislation requires that by August 2011, the FAA adopt updated regulations addressed to flight crewmember duty and rest requirements.  In September 2010, the FAA issued proposed new rules in response to this legislative mandate; according to the FAA, its proposal took account of current scientific knowledge and understanding of fatigue factors, rest requirements and other relevant data.  The proposal drew thousands of pages of comment from interested parties, which the FAA is obligated to consider before issuing new regulations.  It is not currently possible to predict the outcome of the FAA analytical process, the phase-in period the FAA presumably will provide for compliance with new rules, or the compliance cost to us, except to state that based on the September 2010 proposal, additional cost will result.

In June 2010, the DOT proposed to make revisions to a variety of its consumer-protection regulations.  Among other changes, the new rules, if adopted as proposed, would substantially reduce the flexibility inherent in the rules governing airline advertising practices, including websites, and could curtail our ability to price and advertise our services in the particular manner we have developed and found most advantageous.  The proposal drew extensive comment from interested parties, which the DOT is obligated to consider before issuing new regulations.  It is not currently possible to predict the outcome of the DOT analytical process or the actual content of new rules, except to state that based on the June 2010 proposal, we could incur additional costs and our revenues could be adversely impacted.  Nor is it possible to predict when the new regulations might become effective, although the DOT has indicated informally that the process could be completed as early as Spring 2011.

Legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict if this or any similar legislation will pass the Congress or, if passed and enacted into law, how it would apply to the airline industry. In addition, the Administrator of the Environmental Protection Agency (EPA) recently issued an announcement concluding that current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. Although legal challenges and legislative proposals are expected, the finding could ultimately result in EPA regulation of commercial aircraft emissions.  These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

In respect of aging aircraft, crewmember duty and rest, consumer protection and climate change, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply consumption on fuel availability

•	announcements concerning our competitors, the airline industry or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft type we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	sales of our common stock or other actions by investors with significant shareholdings

•	general market conditions.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

As of December 31, 2010, our total fleet consisted of 52 MD-80 aircraft currently in revenue service.  In addition, we owned eight MD-80 aircraft and two Boeing 757-200 aircraft at December 31, 2010, which we expect to place into revenue service in the future.  The following table summarizes our total aircraft fleet as of December 31, 2010:

				Seating
				Capacity	Average Age
Aircraft Type	Owned	Leased	Total	(per aircraft)	in Years

MD-88/82/83	47	2	49	150	21.0
MD-87	3	-	3	130	21.9
Total aircraft in service	50	2	52		21.4

MD-88/82/83	8	-	8	150	23.1
B757-200	2	-	2	217	18.7
Total aircraft not in service	10	-	10

Total aircraft	60	2	62

 As of December 31, 2010, we owned 50 of our operating aircraft—33 owned free and clear, and 17 owned subject to financing.  We lease two aircraft under operating leases which expire on or before June 2014.  In March 2011, all of our MD-80 aircraft have been pledged to secure payment of a senior secured term loan facility.  Refer to “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Subsequent Events” for a discussion of this senior secured term loan facility.

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

We have operational bases at airports at each of the major leisure destinations we serve and additionally at two airports in small cities we serve, Bellingham, Washington and Grand Rapids, Michigan.  In February 2011, we consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.  The consolidation involved shifting routes and moving aircraft we had based at Orlando International Airport.

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

Airport	Location
McCarran International Airport	Las Vegas, Nevada
Orlando Sanford International Airport	Orlando, Florida
Orlando International Airport (base closed February 2011)	Orlando, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Los Angeles International Airport	Los Angeles, California
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Bellingham International Airport	Bellingham, Washington
Gerald R. Ford International Airport	Grand Rapids, Michigan
Tunica Airport	Tunica, Mississippi
Laughlin Bullhead International Airport	Bullhead City, Arizona

The Bellingham International Airport has begun construction on an expansion project which we believe will allow for sufficient gate space for long-term growth. We believe we have sufficient access to gate space for current and presently contemplated future operations at all other airports we serve.

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

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market. On March 1, 2011, the last sale price of our common stock was $41.01 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2010
1st Quarter	$59.04	$47.17
2nd Quarter	$58.12	$42.04
3rd Quarter	$46.37	$37.05
4th Quarter	$52.95	$38.12
2009
1st Quarter	$48.98	$32.07
2nd Quarter	$57.52	$33.20
3rd Quarter	$47.45	$37.21
4th Quarter	$48.99	$34.88

As of March 1, 2011, there were approximately 205 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, stock appreciation rights (“SARs”), warrants or other rights to acquire equity securities under our equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued upon Exercise of Outstanding Options, SARs, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, SARs, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(a)	568,833	$33.18	1,603,408
Equity compensation plans not approved by security holders	None	N/A	None
Total	568,833	$33.18	1,603,408

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 106,270 shares of nonvested restricted stock as of December 31, 2010.

Dividend Policy

On April 26, 2010, the Company’s Board of Directors declared a one-time cash dividend of $0.75 per share on its outstanding common stock payable to stockholders of record on May 14, 2010.  On June 1, 2010, the Company paid cash dividends of $14.9 million to these stockholders.  Future payments of cash dividends, if any, will depend on our financial condition, results of operations, cash from operations, business conditions, capital requirements, debt covenants and other factors deemed relevant to our Board of Directors.

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the fourth quarter of 2010. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2010	3,693	$41.00	None	$46,426,175
November 2010	None	N/A	None	$46,426,175
December 2010	None	N/A	None	$46,426,175
Total	3,693	$41.00	None	$46,426,175

(1)	Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board of Directors under a share repurchase program.

During the first three quarters of 2010, we repurchased 1,206,689 shares for a total of $53.6 million. We did not make any open market stock repurchases during the fourth quarter of 2010.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 8, 2006 (the date our common stock was first traded) and ending on the last day of 2010. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 8, 2006, and further assumes the reinvestment of all dividends. The December 8, 2006 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from December 8, 2006 to December 31, 2010, is not necessarily indicative of future results.

	12/08/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ALGT	$100.00	$155.89	$178.56	$269.83	$262.06	$277.72
Nasdaq Composite Index	$100.00	$99.09	$108.82	$64.70	$93.10	$108.84
AMEX Airline Index	$100.00	$99.23	$58.39	$41.30	$57.54	$80.05

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, 2010, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2010 classifications.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
STATEMENT OF INCOME DATA:
Operating revenue:
Scheduled service revenue	$427,825	$346,222	$330,969	$258,943	$178,349
Ancillary revenue:
Air-related charges	169,640	143,001	95,490	48,333	19,950
Third party products	24,366	19,715	19,106	16,694	9,912
Total ancillary revenue	194,006	162,716	114,596	65,027	29,862
Fixed fee contract revenue	40,576	43,162	52,499	35,339	33,716
Other revenue	1,234	5,840	5,948	1,264	1,423
Total operating revenue	663,641	557,940	504,012	360,573	243,350

Operating expenses:
Aircraft fuel	243,671	165,000	229,640	152,149	101,561
Salary and benefits	108,000	90,006	72,007	55,593	37,453
Station operations	62,620	53,993	43,476	33,724	24,866
Maintenance and repairs	60,579	52,938	41,465	25,764	19,482
Sales and marketing	17,062	16,458	14,361	12,803	9,293
Aircraft lease rentals	1,721	1,926	2,815	3,004	5,102
Depreciation and amortization	34,965	29,638	23,489	15,992	10,584
Other	30,367	25,728	20,911	17,484	12,456
Total operating expenses	558,985	435,687	448,164	316,513	220,797
Operating income	104,656	122,253	55,848	44,060	22,553

Other (income) expense:
Loss (gain) on fuel derivatives, net	—	—	11	(2,613)	4,193
(Earnings) loss from unconsolidated affiliates, net	(14)	84	(96)	(457)	—
Other expense	—	—	—	63	—
Interest income	(1,184)	(2,474)	(4,730)	(9,161)	(2,973)
Interest expense	2,522	4,079	5,411	5,523	5,517
Total other (income) expense	1,324	1,689	596	(6,645)	6,737
Income before income taxes	103,332	120,564	55,252	50,705	15,816

Provision for income taxes:
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	—	6,425
Tax provision	37,630	44,233	19,845	19,196	651
Net income	$65,702	$76,331	$35,407	$31,509	$8,740

Earnings per share to common stockholders (1):
Basic	$3.36	$3.81	$1.74	$1.56	$1.23
Diluted (2)	$3.32	$3.76	$1.72	$1.53	$0.52

Cash dividends per share	$0.75	$—	$—	$—	$—

(1)
The Company's unvested restricted stock awards are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. The Basic and Diluted earnings per share for the periods presented reflect the two-class method mandated by accounting guidance for the calculation of earnings per share. The two-class method adjusts both the net income and shares used in the calculation. Application of the two-class method did not have a significant impact on the Basic and Diluted earnings per share for the periods presented.

(2)	The dilutive effect of common stock subject to unvested restricted stock for 2006 is not material.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
OTHER FINANCIAL DATA:
Operating income	$104,656	$122,253	$55,848	$44,060	$22,553
Operating margin %	15.8%	21.9%	11.1%	12.2%	9.3%
Net cash provided by (used in):
Operating activities	$97,956	$131,674	$71,632	$73,947	$34,746
Investing activities	6,782	(97,213)	(100,505)	(68,927)	(1,607)
Financing activities	(81,684)	(41,375)	(18,243)	8,976	75,875

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$150,293	$231,470	$174,788	$171,379	$136,081
Total assets	501,266	499,639	423,976	405,425	305,726
Long-term debt (including capital leases)	28,136	45,807	64,725	72,146	72,765
Stockholders’ equity	297,735	292,023	233,921	210,331	153,471

	For the year ended December 31,
Operating statistics (unaudited):	2010	2009	2008	2007	2006
Total system statistics:
Passengers	5,903,184	5,328,436	4,298,748	3,264,506	2,179,367
Revenue passenger miles (RPMs) (thousands)	5,466,237	4,762,410	3,863,497	3,140,927	2,251,341
Available seat miles (ASMs) (thousands)	6,246,544	5,449,363	4,442,463	3,865,337	2,871,071
Load factor	87.5%	87.4%	87.0%	81.3%	78.4%
Operating revenue per ASM (RASM)* (cents)	10.62	10.24	11.35	9.33	8.48
Operating expense per ASM (CASM) (cents)	8.95	8.00	10.09	8.19	7.69
Fuel expense per ASM (cents)	3.90	3.03	5.17	3.94	3.54
Operating CASM, excluding fuel (cents)	5.05	4.97	4.92	4.25	4.15
Operating expense per passenger	$94.69	$81.77	$104.25	$96.96	$101.31
Fuel expense per passenger	$41.28	$30.97	$53.42	$46.61	$46.60
Operating expense per passenger, excluding fuel	$53.41	$50.80	$50.83	$50.35	$54.71
Departures	47,986	43,795	35,839	28,788	20,074
Block hours	111,739	98,760	81,390	68,488	50,584
Average stage length (miles)	874	836	836	906	966
Average number of operating aircraft during period	49.0	42.7	36.4	27.8	20.8
Total aircraft in service at end of period	52	46	38	32	24
Average departures per aircraft per day	2.7	2.8	2.7	2.8	2.6
Average block hours per aircraft per day	6.2	6.3	6.1	6.7	6.7
Full-time equivalent employees at end of period	1,614	1,569	1,348	1,180	846
Fuel gallons consumed (thousands)	106,093	93,521	76,972	66,035	47,984
Average fuel cost per gallon	$2.30	$1.76	$2.98	$2.30	$2.12
Scheduled service statistics:
Passengers	5,609,852	4,919,826	3,894,968	3,017,843	1,940,456
Revenue passenger miles (RPMs) (thousands)	5,211,663	4,477,119	3,495,956	2,844,358	1,996,559
Available seat miles (ASMs) (thousands)	5,742,014	4,950,954	3,886,696	3,423,783	2,474,285
Load factor	90.8%	90.4%	89.9%	83.1%	80.7%
Departures	41,995	37,115	29,548	25,088	16,634
Average passengers per departure	134	133	132	120	117
Block hours	101,242	87,939	70,239	60,607	43,391
Yield (cents)	8.21	7.73	9.47	9.10	8.93
Scheduled service revenue per ASM (cents)	7.45	6.99	8.51	7.56	7.21
Total ancillary revenue per ASM* (cents)	3.38	3.29	2.95	1.90	1.26
Total revenue per ASM (TRASM)* (cents)	10.83	10.28	11.46	9.46	8.47
Average fare—scheduled service	$76.26	$70.38	$84.97	$85.80	$91.91
Average fare—ancillary air-related charges	$30.24	$29.06	$24.52	$16.02	$10.28
Average fare—ancillary third party products	$4.34	$4.01	$4.91	$5.53	$5.11
Average fare—total	$110.85	$103.45	$114.40	$107.35	$107.30
Average stage length (miles)	912	891	882	923	1,006
Fuel gallons consumed (thousands)	96,153	83,047	66,291	57,772	40,879
Average fuel cost per gallon	$2.43	$1.90	$3.22	$2.40	$2.22
Percent of sales through website during period	88.8%	86.3%	86.4%	86.6%	85.9%

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

“Average fuel cost per gallon” represents total aircraft fuel expense for our total system or in scheduled service divided by the total number of fuel gallons consumed in our total system or in scheduled service, as applicable.

“Average stage length” represents the average number of miles flown per flight.

“Load factor” represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

“Operating expense per ASM” or “CASM” represents operating expenses divided by available seat miles.

“Operating CASM, excluding fuel” represents operating expenses, less aircraft fuel, divided by available seat miles. Although Operating CASM, excluding fuel is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to Operating Expenses as an indicator of our financial performance, this statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Operating revenue per ASM” or “RASM” represents operating revenue divided by available seat miles.

“Revenue passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total revenue per ASM” or “TRASM” represents scheduled service revenue and total ancillary revenue divided by available seat miles.

“Yield” represents scheduled service revenue divided by scheduled service revenue passenger miles.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2010, 2009 and 2008. Also discussed is our financial position as of December 31, 2010 and 2009. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

2010 Results

The year 2010 proved to be another highly successful year for the Company.  For the eighth straight year we remained profitable, with net income of $65.7 million ($3.32 per share, diluted), compared to net income of $76.3 million ($3.76 per share, diluted) in 2009.  We remain very pleased with the strength and flexibility of our model.  Our continued focus on capacity management, the ability to drive additional ancillary revenues and the execution of our low fixed, high variable cost model has allowed us to weather the high energy price environment in 2008 and the financial crisis/recession in 2009.

During 2010 we began to see a slow return of our scheduled service average base fare to pre-recession levels.  Our achievement of a 15.8% operating margin on $663.6 million in operating revenue was driven by a 14.0% increase in scheduled service passengers and a $5.89 or 8.4% increase in our scheduled service average base fare to $76.26.  Although business and international traffic rebounded nicely in the airline industry during the year, both in the terms of demand and average fare for other domestic carriers, the leisure segment continued to lag behind  as high unemployment and rising commodity prices continued to impact the U.S. economy.  Although we did see strength in our base airfares compared to 2009, we also experienced an increase in energy prices during 2010 which was the primary factor in the overall decrease in profits.  Our fuel expense increased $78.6 million or 47.7% to $243.7 million during 2010 as compared with 2009.  These increases were a result of the rebound of crude oil prices from the late 2008 and early 2009 lows, along with the expansion of crack spreads due to refining constraints.   Our average cost per gallon increased 30.7% to $2.30 in 2010 in addition to a 13.4% increase in gallons consumed over 2009.

 Ancillary revenues continued to be a primary focus during 2010 as our total ancillary revenues increased 19.2% or $31.3 million to $194.0 million.  On the air-related side, we implemented an open seating policy during the fourth quarter, which drove the take rate and additional revenue on priority boarding and assigned seat assignments since its implementation.  We were particularly pleased with the ancillary revenue production of our third party products which increased $4.7 million or 23.6% to $24.4 million in 2010.  We continued to add strategic hotel, ski resort, cruise line and other product partners to enhance our offerings to our leisure customer base.  In addition, we were successful in negotiating attractive unit cost rates by amending certain long term agreements with key hotel partners in Las Vegas.  The Company launched a rebranding effort in 2010 which included a marketing campaign for a new “low price guarantee”.  We now provide customers with a guarantee if they are able to find bundled air-hotel packages at a lower price than the offered price on our website.

During 2010, our operating expense per passenger, excluding fuel, increased $2.61 or 5.1% to $53.41.  Overall our costs remained in line with our capacity growth and passenger production with the exception of salary and benefits expense and station operations expense.  Cost pressure within salary and benefits expense was primarily related to new pilot and flight attendant agreements put into place in the second and third quarters of 2010, respectively.  The station operations expense increase was attributable to increased costs per turn within our leisure destinations which tend to be more expensive to operate than at our small cities.  As capacity is reduced by other carriers within the leisure destinations we serve, airport fixed costs are spread among existing operators.

 Operating Fleet

We reached a company milestone during 2010 with the introduction of our 50th aircraft into our fleet.  We ended the year with 52 aircraft in our operating fleet and took delivery of 14 MD-80 aircraft and two Boeing 757-200 aircraft under existing purchase agreements.  During 2010, we placed seven MD-80 aircraft into service along with the permanent withdrawal of one MD-80 aircraft (130-seat MD-87), which increased our operating fleet to 52 aircraft at December 31, 2010.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31, 2010			December 31, 2009			December 31, 2008
	Own(a)	Lease(c)	Total	Own(a)(b)	Lease	Total	Own(a)(b)	Lease	Total
MD82/83/88s	47	2	49	38	4	42	32	2	34
MD87s (d)	3	0	3	4	0	4	4	0	4
Total	50	2	52	42	4	46	36	2	38

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated.

(b)	Includes two aircraft subject to capital leases as of December 31, 2009 and December 31, 2008. In September 2010, we exercised early purchase options and took ownership of these two aircraft.

(c)	In February 2010, we exercised purchase options on two aircraft under operating leases. In October 2010, we took ownership of these aircraft.

(d)	Used almost exclusively for fixed fee flying.

Network

We were able to significantly grow our network and extend our national footprint during 2010.  We have increased the number of routes into our leisure destinations from 136 at December 31, 2009 to 160 routes at December 31, 2010.  We now serve 73 cities (including small cities and destinations) through our route network which serves 35 states.  Our national footprint is well balanced and is not dependent on one particular market or geographic region.  During 2010, we initiated service on seven routes to Phoenix, six routes to the Los Angeles market (includes three routes to Long Beach which commenced in July 2010) and expanded our service into Las Vegas by five routes.  We also expanded our service to Myrtle Beach by four routes and Punta Gorda by three routes, which we serve on a limited basis.  These additional routes, along with other network changes resulted in expansion of our route network by 24 routes (a 17.6% increase) compared to the end of 2009.  The following shows the number of destinations and small cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,	As of December 31,	As of December 31,
	2010	2009	2008

Major leisure destinations	6	6	5
Other leisure destinations	5	5	4
Small cities served	62	58	57
Total cities served	73	69	66

Routes to Las Vegas	45	40	39
Routes to Orlando airports (a)	29	31	29
Routes to Phoenix	27	20	15
Routes to Tampa Bay/St. Petersburg	20	20	20
Routes to Los Angeles (includes Long Beach)	17	11	0
Routes to Ft. Lauderdale	7	5	6
Other routes	15	9	4
Total routes	160	136	113

(a)	In February 2011, we have consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.

Trends and Uncertainties

Global crude oil supply concerns and political unrest in oil producing countries continue to drive up energy prices.  Uncertainties surrounding the political structure in Egypt and Libya have driven crude oil prices up by more than $20 per barrel in early 2011.   We believe energy costs will continue to rise and we will continue to try to offset high fuel prices by managing our capacity to seek to increase base fares.  Given the low fixed, high variable cost structure of our model, we are able to flex up our aircraft utilization to maximize profitability during peak periods and flex down when we experience revenue softness or in extremely high fuel cost environments.    As fuel cost fluctuates, we will continue to refine our market mix and adjust capacity as required to seek to achieve desired levels of profitability.

Looking ahead, 2011 is expected to be a transition year as we continue to invest significant capital into aircraft and aircraft improvements.  In February 2011, we completed the purchase of our third Boeing 757-200 aircraft under the purchase agreement we have for six Boeing 757-200 aircraft.  Of the remaining three Boeing 757-200 aircraft under this purchase agreement, we expect to purchase one aircraft in March 2011 and purchase the other two aircraft during the fourth quarter of 2011.  We continue to work on the completion of the certification process to bring on a second fleet type onto our operating certificate.  We have amended our approach to the certification process and plan to enter one Boeing 757-200 aircraft into revenue service during the third quarter 2011.  Initially, we expect this aircraft to be used for charters and possibly long haul scheduled service routes.  Subsequently, we plan to refocus our efforts on gaining flag carrier status and completing the ETOPS certification process in order to launch service to Hawaii in late 2012.

We have entered into lease agreements with third parties to lease two Boeing 757-200 aircraft we have acquired as of March 1, 2011.  The lease term of these agreements are 12 to 15 months.

We have committed to a seat reconfiguration program which will affect our scheduled service revenue fleet.  All our MD-80 aircraft (excluding our MD-87 aircraft) will be reconfigured from 150 seats to 166 seats by standardizing the passenger layout accommodations which will be made possible by removing galleys, relocating lavatories and installing slim line, lightweight seats.  We expect this project to start in the third quarter of 2011 and take approximately 12 months to complete.  We believe these additional 16 seats will be accretive to earnings as they will allow us to grow capacity without adding incremental aircraft into our operating fleet.  In addition we will realize material costs savings for the addition of these seats in the form of reduced per passenger costs and cost per available seat mile.  We currently have eight MD-80 aircraft in storage to provide capacity during the seat reconfiguration project and to facilitate future growth during 2012 and 2013.

On March 10, 2011, we borrowed $125.0 million under a senior secured term loan facility (the “Term Loan”).  The Term Loan matures on March 10, 2017 and bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity.  In addition to the early payments made on existing debt obligations secured by MD-80 aircraft and general corporate purposes, proceeds from the Term Loan will be used to fund future capital expenditure needs, including the acquisition of the three remaining Boeing 757-200 aircraft under purchase agreement and our MD-80 aircraft seat reconfiguration program.

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

•
Fixed fee contract revenue.  Our fixed fee contract revenue consists largely of fixed flying agreements with affiliates of Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.) that provide for a predictable revenue stream. We also provide charter service on a seasonal and ad hoc basis to the Department of Defense and other customers.

•	Other revenue. Other revenue is primarily generated from aircraft and flight equipment leased to third parties.

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

Aircraft fuel expense.  Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees. Under the majority of our fixed fee contracts, our customer reimburses us for fuel costs.  These amounts are netted against our fuel expense.

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

Aircraft lease rentals expense.  Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties. Also included are maintenance deposits when not considered part of maintenance and repair expense as discussed under “Critical Accounting Policies and Estimates” below.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of all fixed assets, including aircraft that we own and amortization of aircraft that we operated under capital leases.

Other expense.  Other expense includes the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies except for employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes and all other administrative and operational overhead expenses not included in other line items above.

RESULTS OF OPERATIONS

2010 Compared to 2009

The table below presents our operating expenses as a percentage of operating revenue for the periods presented:

	Year Ended December 31,
	2010	2009
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	36.6	29.6
Salary and benefits	16.3	16.1
Station operations	9.4	9.7
Maintenance and repairs	9.1	9.5
Sales and marketing	2.6	2.9
Aircraft lease rentals	0.3	0.3
Depreciation and amortization	5.3	5.3
Other	4.6	4.6
Total operating expenses	84.2%	78.1%
Operating margin	15.8%	21.9%

Operating Revenue

Our operating revenue increased 18.9% to $663.6 million in 2010 from $557.9 million in 2009 primarily due to a 23.6% increase in scheduled service revenue and a 19.2% increase in ancillary revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by a 14.0% increase in scheduled service passengers on a 13.1% increase in scheduled service departures.  Increased passenger demand from what we believe to be an overall strengthening in the U.S. economy allowed us to increase our average base airfare $5.88 or 8.4% to $76.26 in 2010 from 2009.

System available seat miles (“ASMs”) increased by 14.6% as a result of a 9.6% increase in system departures and a 4.5% increase in system average stage length.  Operating revenue per ASM (“RASM”) increased from 10.24¢ during 2009 to 10.62¢ during 2010 as the rate of increase in total operating revenue slightly exceeded the increase in our capacity.

Scheduled service revenue.  Scheduled service revenue increased 23.6% to $427.8 million for 2010, up from $346.2 million in 2009.  The increase was primarily driven by a 14.0% increase in the number of scheduled service passengers, along with an 8.4% increase in the scheduled service average base fare for 2010 compared to 2009.  Passenger growth was driven by a 13.1% increase in the number of scheduled service departures and a slight increase in scheduled service load factor, up 0.4 percentage points to 90.8%.  The increase in departure growth was driven by the increase in routes to our Phoenix market, Los Angeles market (with commencement of flying to Long Beach in July 2010) and route expansion of our seasonal service during 2010 to Myrtle Beach and Punta Gorda.  Overall, our route network expanded from 136 routes served at December 31, 2009 to 160 served at December 31, 2010.

Ancillary revenue.  Ancillary revenue increased 19.2% to $194.0 million in 2010 up from $162.7 million in 2009, driven by a 14.0% increase in scheduled service passengers and a 4.6% increase in ancillary revenue per scheduled passenger from $33.07 to $34.58. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,		Percentage
	2010	2009	Change
Air-related charges	$30.24	$29.06	4.1%
Third party products	4.34	4.01	8.2%
Total ancillary revenue per scheduled service passenger	$34.58	$33.07	4.6%

The increase in air-related charges per-passenger was primarily attributable to higher baggage fees and booking fees in the comparable periods.  We increased baggage fees, which currently range between $15 and $30 per checked bag, depending on the flight segment, to comparable industry levels.  In addition, we transitioned to an open seating model for customers who do not purchase our assigned seat product.  This resulted in an increase in take rates and overall revenue production for our priority boarding and assigned seat products.  Ancillary revenue from third party products increased in 2010 on a per-passenger basis as a result of increased volume of sales per passenger and increased margins on the sale of hotel rooms compared to 2009.

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2010	2009	Change
Gross ancillary revenue—third party	$89,258	$73,188	22.0%
Cost of goods sold	(60,860)	(50,014)	21.7%
Transaction costs(a)	(4,032)	(3,459)	16.6%
Ancillary revenue—third party products	$24,366	$19,715	23.6%
As percent of gross ancillary revenue—third party	27.3%	26.9%	0.4pp
___________________
(a) Includes credit card fees and travel agency commissions

Fixed fee contract revenue.  Fixed fee contract revenue decreased 6.0% to $40.6 million during 2010 from $43.2 million for 2009.   Increased flying for the Department of Defense during 2010 was more than offset by the cessation in 2009 of fixed fee flying under the Cuban Family Charter Program and under an agreement with Beau Rivage Resorts, Inc.  Fixed fee flying under our agreement with Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.) partially offset this decrease as the number of block hours flown under the agreement increased by 4.2% for 2010 compared to 2009.

Other revenue.  We generated other revenue of $1.2 million for 2010 compared to $5.8 million for 2009 during which other revenue was primarily from flight equipment leased to third parties.  All of these leases were terminated by the end of third quarter 2010.

Operating Expenses

Our operating expenses increased 28.3% to $559.0 million for 2010 compared to $435.7 million in 2009.  We primarily evaluate our expense management by comparing our costs per passenger and per ASM across different periods which enable us to assess trends in each expense category.

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

	Year ended December 31,		Percentage
	2010	2009	Change
Aircraft fuel	$41.28	$30.97	33.3%
Salaries and benefits	18.30	16.89	8.3
Station operations	10.61	10.13	4.7
Maintenance and repairs	10.26	9.93	3.3
Sales and marketing	2.89	3.09	(6.4)
Aircraft lease rentals	0.29	0.36	(19.3)
Depreciation and amortization	5.92	5.56	6.5
Other	5.14	4.83	6.5
Operating expense per passenger	$94.69	$81.77	15.8%
Operating expense per passenger, excluding fuel	$53.41	$50.80	5.1%

Despite an increase of 4.5% in system average stage length and a 3.6% reduction in average daily departures per aircraft, operating expense per passenger, excluding fuel, increased only 5.1% from $50.80 in 2009 to $53.41 in 2010.  An increase in salary and benefits expense per passenger was the principal contributor to the increase.  The increase in average fuel cost per gallon of 30.7% and the longer stage length resulted in a $10.31 increase in fuel expense per passenger from $30.97 to $41.28.

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

	Year Ended December 31,				Percentage
	2010		2009		Change
Aircraft fuel	3.90	¢	3.03	¢	28.7%
Salary and benefits	1.73		1.65		4.8
Station operations	1.00		0.99		1.0
Maintenance and repairs	0.97		0.97		—
Sales and marketing	0.27		0.30		(10.0)
Aircraft lease rentals	0.03		0.04		(25.0)
Depreciation and amortization	0.56		0.54		3.7
Other	0.49		0.47		4.3
Operating expense per ASM (CASM)	8.95	¢	8.00	¢	11.9%
CASM, excluding fuel	5.05	¢	4.97	¢	1.6%

Aircraft fuel expense.  Aircraft fuel expense increased $78.7 million or 47.7% to $243.7 million for 2010, up from $165.0 million in 2009, primarily driven by a 30.7% increase in the system average cost per gallon from $1.76 to $2.30.  System departure growth of 9.6% and a 4.5% increase in system average stage length for 2010 resulted in a 13.4% increase in gallons consumed, which increased from 93.5 million to 106.1 million.

Salary and benefits expense.  Salary and benefits expense increased 20.0% to $108.0 million for 2010 up from $90.0 million for 2009.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 26.8% attributable to a 23.2% increase in salary and benefits expense per full-time equivalent employee and a 2.9% increase in the number of full-time equivalent employees from December 31, 2009 to December 31, 2010.  We entered into new compensation agreements with our pilots and flight attendants which went into effect in May and July 2010 respectively.  These new compensation arrangements accounted for the majority of the salary and benefits expense per full-time equivalent employees year-over-year change.  In addition to these agreements, we experienced higher medical premiums and increased 401(k) contributions which are offset by a reduction in employee accrued bonus expense due to a lower level of profitability compared to 2009.

Station operations expense.  Station operations expense increased 16.0% to $62.6 million in 2010 compared to $54.0 million in 2009 as a result of a 9.6% in system departures and a 5.9% increase in station operations expense per departure.  Our expense per departure increase is primarily attributable to increased airport and common use fees at some of our leisure destination airports.  As capacity is reduced at these airports, which has been the case over the past two years, airports reallocate costs among remaining carriers.  In addition we operated out of Orlando International Airport since the first quarter 2010 which has approximately 25.0% higher operating costs than those at Orlando Sanford International Airport.

Maintenance and repairs expense.  Maintenance and repairs expense increased 14.4% to $60.6 million for 2010 compared to $52.9 million in 2009 as the average number of aircraft in service increased 14.8% from 42.7 aircraft during 2009 to 49.0 during the 2010.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 3.7% to $17.1 million in 2010 compared to $16.5 million in 2009 due to higher credit card transaction costs associated with the 22.1% increase in scheduled service and ancillary revenue.  The increase in transaction costs were partially offset by reductions in credit card rates and small city advertising expenses.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased 10.6%, from $1.9 million for 2009 to $1.7 million in 2010.  For all of 2009 and a majority of 2010, we operated four leased aircraft.  In October 2010 we took ownership of two of our leased aircraft though the exercise of purchase options.  We continue to have two aircraft under operating leases remaining in our fleet at the end of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $35.0 million for 2010 from $29.6 million for 2009, an increase of 18.0%, driven by a 13.0% increase in the number of operating aircraft.  We ended 2010 with 52 aircraft in revenue service as compared with 46 in 2009.  Additionally, depreciation and amortization expense excluding aircraft and aircraft related parts increased as we continued to invest in our ground service equipment and information technology infrastructure.

Other expense.  Other expense increased 18.0% to $30.4 million for 2010 compared to $25.7 million for 2009, attributable to an increase in administrative expenses associated with our growth, such as facility rent for our corporate headquarters and aircraft insurance.  In addition, we incurred pre-operating expenses associated with the certification process for the Boeing 757-200 aircraft type which began in the first quarter of 2010.  Expenses related to this process were approximately $1.5 million in 2010.  These increases were offset by a lower loss from the  disposal of assets which were $4.9 million in 2009 and $2.9 million in 2010.

Other (Income) Expense

Other (income) expense decreased from a net other expense of $1.7 million for 2009, to a net other expense of $1.3 million for 2010. The change is primarily attributable to a reduction in interest expense due to lower debt balances partially offset by a reduction of interest income earned on cash balances in 2010 compared to 2009.

Income Tax Expense

Our effective income tax rate was 36.4% for 2010 compared to 36.7% for 2009. The lower effective tax rate for 2010 was largely due to the geographic mix of our flying and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our effective tax rates.

2009 Compared to 2008

The table below presents our operating expenses as a percentage of operating revenue for the periods presented:

	Year Ended December 31,
	2009	2008
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	29.6	45.6
Salary and benefits	16.1	14.3
Station operations	9.7	8.6
Maintenance and repairs	9.5	8.2
Sales and marketing	2.9	2.8
Aircraft lease rentals	0.3	0.6
Depreciation and amortization	5.3	4.7
Other	4.6	4.1
Total operating expenses	78.1%	88.9%
Operating margin	21.9%	11.1%

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

System ASMs increased by 22.7% as a result of a 22.2% increase in system departures. RASM decreased by 9.8% from 11.35 cents during 2008 to 10.24 cents during 2009. The decrease was mainly attributable to a 17.2% reduction in our scheduled service average base fare offset by an increase in ancillary revenue per passenger. We decreased scheduled service base fares to maintain load factor in the face of industry wide lower fares and adverse economic conditions.

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

Ancillary revenue.  Ancillary revenue increased 42.0% to $162.7 million in 2009 up from $114.6 million in 2008, driven by a 26.3% increase in scheduled service passengers and a 12.4% increase in ancillary revenue per scheduled passenger from $29.43 to $33.07. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,		Percentage
	2009	2008	Change
Air-related charges	$29.06	$24.52	18.5%
Third party products	4.01	4.91	(18.3)%
Total ancillary revenue per scheduled service passenger	$33.07	$29.43	12.4%

On a per-passenger basis, 87.8% and 83.3% of our total ancillary revenues consist of air-related charges for 2009 and 2008, respectively. The increase in air-related charges per-passenger was primarily attributable to higher baggage fees as we increased fees to comparable industry levels, an increase in our customer convenience fee, and the effect of a full year of our priority boarding product rolled out in October 2008. We increased our customer convenience fee from $11.50 to $13.50 in January 2009 and to $14.00 in July 2009. Third party products declined on a per passenger basis (but increased slightly in absolute terms) due to Las Vegas contributing a smaller percentage of our total passengers. Our third party products revenue per passenger for Las Vegas is higher than our other destinations due to large volume of hotel rooms we sell in Las Vegas.

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2009	2008	Change
Gross ancillary revenue—third party	$73,188	$72,982	0.3%
Cost of goods sold	(50,014)	(50,143)	(0.3)%
Transaction costs(a)	(3,459)	(3,733)	(7.3)%
Ancillary revenue—third party products	$19,715	$19,106	3.2%
As percent of gross ancillary revenue—third party	26.9%	26.2%	0.7pp
___________________
(a) Includes credit card fees and travel agency commissions

During 2009, we generated gross revenue of $73.2 million from third party products, which resulted in net revenue of $19.7 million. The majority of the gross revenue was generated from the sale of over 500,000 hotel room nights at our leisure destinations packaged to our customers with scheduled air service.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 17.8% to $43.2 million during 2009 from $52.5 million for 2008 as we had 9,636 block hours of fixed fee flying in 2009 compared to 10,181 in 2008. The decrease is primarily due to a decline in block hours flown under the Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.) fixed fee agreement partially offset by a 21.5% increase in other fixed fee flying programs for 2009. Reduction in the Caesars fixed fee revenues was also attributable to the impact of a new contract which went into effect January 1, 2009. Under the modified Caesars contract, Caesars reimburses us for the entire amount of fuel costs incurred. The per-block hour rate we charge Caesars is therefore reduced from the rate we charged under the previous Caesars contracts under which we had been responsible for a portion of the fuel expenses. The Reno program with Caesars was closed in November 2009.  New fixed fee flying for 2009 included agreements for the Cuban Family Charter Program, which began in June 2009, flying under an agreement with Beau Rivage Resorts, Inc., and fixed fee flying for the Department of Defense which began in April 2009. The Cuban Family Charter Program fixed fee flying was permanently ceased in October 2009 and the agreement with Beau Rivage Resorts, Inc. ended in December 2009.

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

The following table presents Operating expense per passenger and Operating expense per passenger, excluding fuel for the indicated periods (“per-passenger costs”).

	Year ended December 31,		Percentage
	2009	2008	Change
Aircraft fuel	$30.98	$53.43	(42.0)%
Salaries and benefits	16.89	16.75	0.8
Station operations	10.13	10.11	0.2
Maintenance and repairs	9.93	9.65	2.9
Sales and marketing	3.09	3.34	(7.5)
Aircraft lease rentals	0.36	0.65	(44.6)
Depreciation and amortization	5.56	5.46	1.8
Other	4.83	4.86	(0.6)
Operating expense per passenger	$81.77	$104.25	(21.6)%
Operating expense per passenger, excluding fuel	$50.80	$50.83	(0.5)%

Our per-passenger costs decreased 21.6% primarily due to a 42.0% decrease in fuel expense per passenger as a result of a 24.0% increase in the number of system passengers and a 40.9% reduction in system average cost per gallon for 2009 compared to 2008.

The following table presents the unit costs of CASM and Operating CASM, excluding fuel for the indicated periods.

	Year Ended December 31,				Percentage
	2009		2008		Change
Aircraft fuel	3.04	¢	5.17	¢	(41.2)%
Salary and benefits	1.65		1.62		1.9
Station operations	0.99		0.98		1.0
Maintenance and repairs	0.97		0.93		4.3
Sales and marketing	0.30		0.32		(6.3)
Aircraft lease rentals	0.04		0.06		(33.3)
Depreciation and amortization	0.54		0.53		1.9
Other	0.47		0.48		(2.1)
Operating expense per ASM (CASM)	8.00	¢	10.09	¢	(20.7)%
CASM, excluding fuel	4.97	¢	4.92	¢	1.0%

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

Maintenance and repairs expense.  Maintenance and repairs expense increased 27.7%, to $52.9 million for 2009 up from $41.5 million for 2008 as the average number of aircraft in service increased 17.3% from 36.4 in 2008 to 42.7 in 2009. The increase is primarily attributable to scheduled heavy aircraft maintenance checks performed and impact of the growth in our fleet on the repair of rotable aircraft parts for 2009 compared to 2008, a non-recurring inventory adjustment related to low-value usage expendables during the first quarter of 2009, offset by a decrease in the engine maintenance expense from less expensive engine maintenance events. In comparison with 2008, our scheduled heavy aircraft maintenance checks increased both in the number of events and average expense per event, with percentage increases of 47.6% and 28.0%, respectively. Our average maintenance and repairs expense per aircraft per month increased 8.9% from approximately $95,000 in 2008 to approximately $103,000 in 2009.

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

Depreciation and amortization expense.  Depreciation and amortization expense increased to $29.6 million for 2009 from $23.5 million for 2008, an increase of 26.2%, as the number of aircraft owned (including those leased to a third party) or subject to capital lease, increased from 36 as of December 31, 2008 to 42 as of December 31, 2009. The increase was also attributable to the impact of lowering the depreciable lives of our engines at the beginning of 2009 and additional depreciation related to non-aircraft equipment purchases during 2009.

Other expense.  Other expense increased 23.0% to $25.7 million for 2009 compared to $20.9 million for 2008. The increase is due to an increase of $2.7 million in losses attributable to dispositions of engines and a reduction in the value of engines held on consignment. Another contributing factor to the increase is from other expenses associated with our growth, such as rent for our Company headquarters and aircraft insurance.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2010, our primary source of funds was cash generated by our operations. Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet and meeting our short term obligations. Our future capital needs are generally for the purchase of additional aircraft for which we had $44.5 million of obligations as of December 31, 2010 under existing aircraft purchase agreements.  In addition, our capital needs include a seat reconfiguration program for our MD-80 aircraft fleet which is expected to start in the third quarter of 2011.  On March 10, 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”).  In addition to the early payments made on existing debt obligations secured by MD-80 aircraft, proceeds from the Term Loan will be used for funding of future capital expenditure programs and general corporate purposes.  We believe we have adequate liquidity resources through our operating cash flows and the proceeds from the Term Loan to meet our future capital obligations.

Current Liquidity

Our total cash, including cash and cash equivalents, restricted cash and short-term investments, totaled $171.6 million, $249.3 million and $190.8 million at December 31, 2010, 2009 and 2008, respectively. Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts, and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties. Short-term investments represent marketable securities which are available-for-sale.  During 2010, our restricted cash balance increased by $3.4 million primarily from the cash collateral associated with the loan secured by two Boeing 757-200 aircraft.  An increase in the number of letters of credit and higher amounts on a number of existing letters of credit issued to our hotel vendors and some airports resulted in an increase in the restricted cash balance at December 31, 2009.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

Sources and Uses of Cash

Operating activities.   During 2010, our operating activities provided $98.0 million of cash compared to $131.7 million during 2009.  We generated more cash from operating activities in 2009 than 2010 as a result of higher net income and a higher increase in our air traffic liability (compared to the previous year end).  In addition, cash from operating activities in 2010 was reduced by the prepayment of $25.0 million for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing activities.  During 2010, our investing activities provided $6.8 million compared to the use of $97.2 million during 2009.  Cash provided in investing activities of $6.8 million during 2010 was primarily due to the proceeds of $104.1 million from maturities of short-term investments, net of purchases, offset by $98.5 million of cash used in the purchase of property and equipment, including pre-delivery deposits.  Purchases of property and equipment during 2010 consisted of cash purchases of aircraft and induction costs associated with aircraft including payment of pre-delivery deposits on four undelivered Boeing 757-200 aircraft.  During 2009, we used $64.1 million for the purchase of short-term investments, net of maturities, and another $31.7 million for the purchase of property and equipment.

Financing activities.  During 2010, we used $81.7 million in cash for financing activities compared to the use of $41.4 million during 2009.  We primarily used cash for the repurchase of our common stock in open market purchases of $53.8 million, payment on our debt and capital lease obligations of $31.7 million and the payment of cash dividends to shareholders of $14.9 million during 2010.  During 2009, we used $25.4 million to repurchase our common stock and $25.9 million for payment of our debt and capital lease obligations.  The cash used in financing activities for both periods was offset by proceeds from the issuance of notes payable associated with a $14.0 million secured loan during the third quarter of 2010 and a $7.0 million secured loan during the second quarter of 2009.

Debt

Our long-term debt obligations declined from $45.8 million as of December 31, 2009 to $28.1 million as of December 31, 2010.  As of December 31, 2010, we had secured debt financing on 17 in-service MD-80 aircraft and two Boeing 757-200 aircraft which have yet to be added to our in-service fleet.  Refer to “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Subsequent Events” for discussion of increased debt under a senior secured term loan facility, which closed on March 10, 2011.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2010 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$30,492	$17,945	$9,573	$2,974	$—
Operating lease obligations(2)	24,989	4,709	11,533	5,116	3,631
Aircraft purchase obligations(3)	44,527	44,527	—	—	—
Total future payments on contractual obligations	$100,008	$67,181	$21,286	$8,090	$3,631

(1)
Long-term debt obligations include scheduled interest payments.  Refer to “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 16—Subsequent Events” for discussion of the incurrence of $125.0 million in debt under a senior secured term loan facility in March 2011 and and the repayment of existing debt secured by our aircraft.

(2)	Operating lease obligations include aircraft operating leases and leases of office space and airport station property.

(3)	Aircraft purchase obligations under existing aircraft purchase agreements.

OFF-BALANCE SHEET ARRANGEMENTS

We have obligations for aircraft that are classified as operating leases and therefore are not reflected on our balance sheet.  As of December 31, 2010, we operated two of our aircraft under operating lease agreements. The operating leases for the two aircraft have terms extending through June 2014.

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

Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.), Department of Defense (“DOD”) and others. Fixed fee contract revenue is recognized when the transportation is provided.

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

Aircraft maintenance and repair costs.  We account for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, we may be required under provisions of our lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. In addition, payments of maintenance deposits that are not “substantially and contractually related to the maintenance of the leased asset” are expensed as incurred. The Company had no maintenance deposits as of December 31, 2010 and $2.0 million as of December 31, 2009.

Short-term Investments.  We maintain a liquid portfolio of investments that are available for current operations and to satisfy on-going obligations. We have classified our short-term investments as “available for sale” and accordingly, unrealized gains or losses are reported as a component of comprehensive income in stockholders’ equity.

Share-based compensation.  We have issued common stock, restricted stock, stock options and stock appreciation rights (“SARs”) to executives and employees pursuant to our long-term incentive plan and warrants to the placement agent involved in our May 2005 issuance of redeemable convertible preferred shares. For the years ended December 31, 2010, 2009 and 2008, we recorded $4.4 million, $3.1 million and $1.7 million, respectively, of compensation expense in the consolidated statements of income related to stock options, SARs and restricted stock.

We recognize stock-based compensation expense over the requisite service period using a fair value approach. Determining the fair value requires judgment, and we use the Black-Scholes valuation model for stock options and SARs issued. Significant judgment is required to establish the assumptions to be used in the Black- Scholes valuation model. These assumptions are for the volatility of our common stock, estimated term over which our stock options and SARs will be outstanding, and interest rate to be applied. Expected volatilities are based on the historical volatilities from publicly traded airline companies of our peer group due to our lack of historical information. Expected term represents the weighted average time between the option’s grant date and its exercise date. We used the simplified method from accounting guidance for companies with a limited trading history to estimate the expected term on 2009 and 2008 award grants.  No stock options or SARS were granted during 2010.  The risk-free interest rate for periods equal to the expected term of the stock option is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.  We use our closing share price on the grant date as the fair value for issuances of restricted stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at “Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in Item 1A of this annual report on Form 10-K and generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, increases in fuel prices, the effect of the economic downturn on leisure travel, the introduction of a second fleet type, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, unionization efforts, our dependence on our leisure destination markets, our ability to add, renew or replace gate leases, the competitive environment, problems with our aircraft, dependence on fixed fee customers, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, our ability to obtain regulatory approvals, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2010 and 2009 represented approximately 43.6% and 37.9% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2010 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $24.7 million for the year ended December 31, 2010. While we do not currently hedge fuel price risk, prior to 2008, we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. As of December 31, 2010, we had no fuel derivative contracts outstanding.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash and cash equivalents, which totaled $113.3 million, and short term investments of $37.0 million at December 31, 2010. We invest available cash in money market funds, certificates of deposit, investment grade commercial paper and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2010 and 2009, would have affected interest income from cash and investments by $0.1 million and $0.2 million, respectively.

Our long-term debt has consisted of fixed rate notes payable and capital lease arrangements, but all of our capital lease arrangements were terminated by our acquisition of the related aircraft during 2010.  A hypothetical 100 basis point change in market interest rates as of December 31, 2010, would not have a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates during the years ended December 31, 2010 and 2009, would not have materially impacted our earnings or cash flow associated with our fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegiant Travel Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

Las Vegas, Nevada
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited Allegiant Travel Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011, expressed an unqualified opinion thereon.

Las Vegas, Nevada
March 11, 2011

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$113,293	$90,239
Restricted cash	21,287	17,841
Short-term investments	37,000	141,231
Accounts receivable, net	7,852	7,476
Expendable parts, supplies and fuel, net of allowance for obsolescence of $170 and $659
at December 31, 2010 and December 31, 2009, respectively	13,383	10,673
Prepaid expenses	24,071	19,432
Deferred income taxes	-	269
Other current assets	2,517	2,712
Total current assets	219,403	289,873
Property and equipment, net	267,298	204,533
Investment in and advances to unconsolidated affiliates, net	1,983	1,353
Deposits and other assets	12,582	3,880
Total assets	$501,266	$499,639

Current liabilities:
Current maturities of notes payable	$16,532	$21,297
Current maturities of capital lease obligations	-	2,041
Accounts payable	24,759	20,990
Accrued liabilities	23,679	23,699
Air traffic liability	101,397	90,554
Deferred income taxes	246	-
Total current liabilities	166,613	158,581
Long-term debt and other long-term liabilities:
Notes payable, net of current maturities	11,604	21,027
Capital lease obligations, net of current maturities	-	1,442
Deferred income taxes	25,314	26,566
Total liabilities	203,531	207,616
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized;
21,455,634 and 21,088,633 shares issued;
19,005,821 and 19,850,090 shares outstanding, as of December 31, 2010
and December 31, 2009, respectively	21	21
Treasury stock, at cost, 2,449,813 and 1,238,543 shares at December 31, 2010	(95,913)	(42,149)
and December 31, 2009, respectively
Additional paid in capital	180,704	171,887
Accumulated other comprehensive (loss) income	(9)	92
Retained earnings	212,932	162,172
Total stockholders' equity	297,735	292,023
Total liabilities and stockholders' equity	$501,266	$499,639

 The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share amounts)

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUE:
Scheduled service revenue	$427,825	$346,222	$330,969
Ancillary revenue:
Air-related charges	169,640	143,001	95,490
Third party products	24,366	19,715	19,106
Total ancillary revenue	194,006	162,716	114,596
Fixed fee contract revenue	40,576	43,162	52,499
Other revenue	1,234	5,840	5,948
Total operating revenue	663,641	557,940	504,012

OPERATING EXPENSES:
Aircraft fuel	243,671	165,000	229,640
Salary and benefits	108,000	90,006	72,007
Station operations	62,620	53,993	43,476
Maintenance and repairs	60,579	52,938	41,465
Sales and marketing	17,062	16,458	14,361
Aircraft lease rentals	1,721	1,926	2,815
Depreciation and amortization	34,965	29,638	23,489
Other	30,367	25,728	20,911
Total operating expense	558,985	435,687	448,164
OPERATING INCOME	104,656	122,253	55,848

OTHER (INCOME) EXPENSE:
Loss on fuel derivatives, net	-	-	11
(Earnings) loss from unconsolidated affiliates, net	(14)	84	(96)
Interest income	(1,184)	(2,474)	(4,730)
Interest expense	2,522	4,079	5,411
Total other (income) expense	1,324	1,689	596
INCOME BEFORE INCOME TAXES	103,332	120,564	55,252
PROVISION FOR INCOME TAXES	37,630	44,233	19,845
NET INCOME	$65,702	$76,331	$35,407
Earnings per share to common stockholders:
Basic	$3.36	$3.81	$1.74
Diluted	$3.32	$3.76	$1.72
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,407	19,982	20,289
Diluted	19,658	20,278	20,477

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated
	Common Stock			Other		Less:
		Par		Comprehensive	Retained	Treasury
	Shares	Value	APIC	Income	Earnings	Shares	Total
Balance at December 31, 2007	20,738	21	159,863	13	50,434	-	210,331
Stock compensation expense	-	-	1,702	-	-	-	1,702
Issuance of restricted stock	7	-	-	-	-	-	-
Exercises of stock options	175	-	1,040	-	-	-	1,040
Tax benefit from stock option exercises	-	-	1,602	-	-	-	1,602
Cancellation of restricted stock	(3)	-	-	-	-	-	-
Shares repurchased by the Company
and held as treasury shares	-	-	-	-	-	(16,713)	(16,713)
Comprehensive income:
Unrealized gain on short-term investments, net of tax	-	-	-	553	-	-	553
Other	-	-	(1)		-	-	(1)
Net income	-	-	-	-	35,407	-	35,407
Total comprehensive income							35,959
Balance at December 31, 2008	20,917	21	164,206	566	85,841	(16,713)	233,921
Stock compensation expense	-	-	3,109	-	-	-	3,109
Issuance of restricted stock	33	-	-	-	-	-	-
Issuance of unregistered shares	42	-	1,648	-	-	-	1,648
Exercises of stock options	99	-	1,742	-	-	-	1,742
Tax benefit from stock option exercises	-	-	1,157	-	-	-	1,157
Cancellation of restricted stock	(2)	-	-	-	-	-	-
Other	-	-	25	-	-	(80)	(55)
Shares repurchased by the Company							-
and held as treasury shares	-	-	-	-	-	(25,356)	(25,356)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	-	-	-	(474)	-	-	(474)
Net income	-	-	-	-	76,331	-	76,331
Total comprehensive income							75,857
Balance at December 31, 2009	21,089	$21	$171,887	$92	$162,172	$(42,149)	$292,023

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)
(in thousands)

				Accumulated
	Common Stock			Other		Less:
		Par		Comprehensive	Retained	Treasury
	Shares	Value	APIC	Income	Earnings	Shares	Total
Balance at December 31, 2009	21,089	$21	$171,887	$92	$162,172	$(42,149)	$292,023
Stock compensation expense	-	-	4,437	-	-	-	4,437
Issuance of restricted stock	94	-	-	-	-	-	-
Exercises of stock options	119	-	3,157	-	-	-	3,157
Exercise of warrants	163	-	715	-	-	-	715
Tax benefit from stock option exercises		-	821	-	-	-	821
Cancellation of restricted stock	(8)	-	-	-	-	-	-
Reclassification of stock awards to liabilities		-	(313)	-	-	-	(313)
Shares repurchased by the Company							-
and held as treasury shares		-	-	-	-	(53,764)	(53,764)
Cash dividends, $0.75 per share		-	-	-	(14,942)	-	(14,942)
Comprehensive income:							-
Unrealized loss on short-term investments, net of tax		-	-	(101)	-	-	(101)
Net income		-	-	-	65,702	-	65,702
Total comprehensive income							65,601
Balance at December 31, 2010	21,456	$21	$180,704	$(9)	$212,932	$(95,913)	$297,735

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES:
Net income	$65,702	$76,331	$35,407

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	34,965	29,638	23,489
Loss on aircraft and other equipment disposals	2,878	4,898	2,184
Provision for obsolescence of expendable parts, supplies and fuel	(489)	120	165
Stock compensation expense	4,437	3,109	1,702
Deferred income taxes	(737)	6,768	5,908
Excess tax benefits from stock option exercises	(821)	(1,157)	(1,602)
Changes in certain assets and liabilities:
Restricted cash	(3,446)	(1,809)	(611)
Accounts receivable	(376)	(1,901)	3,509
Income tax receivable	-	-	6,228
Expendable parts, supplies and fuel	(2,221)	(3,788)	(626)
Prepaid expenses	(17,231)	(10,171)	(1,993)
Other current assets	195	(1,067)	(93)
Accounts payable	4,590	4,686	(2,239)
Accrued liabilities	(333)	4,460	6,058
Air traffic liability	10,843	21,557	(5,854)
Net cash provided by operating activities	97,956	131,674	71,632
INVESTING ACTIVITIES:
Purchase of short-term investments	(84,306)	(124,434)	(101,753)
Proceeds from maturities and sales of short-term investments	188,436	60,364	51,781
Purchase of property and equipment, including pre-delivery deposits	(98,499)	(31,663)	(54,119)
Proceeds from sale of property and equipment	483	-	1,065
Investment in unconsolidated affiliates, net	(630)	(642)	1,265
Decrease (increase) in deposits and other assets	1,298	(838)	1,256
Net cash provided by (used in) investing activities	6,782	(97,213)	(100,505)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(14,942)	-	-
Excess tax benefits from stock option exercises	821	1,157	1,602
Proceeds from exercise of stock options	3,157	1,742	1,040
Proceeds from exercise of warrants	715	-	-
Proceeds from the issuance of notes payable	14,000	7,000	25,625
Repurchase of common stock	(53,764)	(25,356)	(16,714)
Principal payments on notes payable	(28,188)	(24,015)	(17,331)
Principal payments on capital lease obligations	(3,483)	(1,903)	(12,465)
Net cash used in financing activities	(81,684)	(41,375)	(18,243)
Net change in cash and cash equivalents	23,054	(6,914)	(47,116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,239	97,153	144,269
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,293	$90,239	$97,153

SUPPLMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Transactions:
Interest paid	$2,496	$4,292	$4,975
Income taxes paid, net of refunds	$36,986	$36,952	$4,623

Non-Cash Transactions:
Maintenance deposits applied against aircraft purchases	$1,982	$-	$-
Common stock issued for software operating system	$-	$1,648	$-
Notes payable issued for aircraft and equipment	$14,000	$-	$7,200

 The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008
(Dollars in thousands except share and per share amounts)

1.  Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services to residents of small, underserved cities in the United States.  The Company operates a low-cost passenger airline marketed primarily to leisure travelers in small cities, allowing it to sell air travel both on a stand-alone basis and bundled with hotel rooms, rental cars and other travel related services. The Company also provides charter air service under long-term contracts as well as on a seasonal and ad-hoc basis. Because scheduled and chartered air services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling and flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not separately track expenses for the scheduled and chartered air services.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates market value.  Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under fixed fee flying contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Short-term Investments

The Company’s investments in marketable debt and equity securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Short-term investments consisted of the following:

	As of December 31, 2010				As of December 31, 2009
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$32,140	$2	$(10)	$32,132	$76,599	$44	$(21)	$76,622
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	—	—	—	—	64,477	132	—	64,609
Corporate debt securities	4,870	—	(2)	4,868	—	—	—	—
Total	$37,010	$2	$(12)	$37,000	$141,076	$176	$(21)	$141,231

 The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. The Company recognized no realized gains or losses for the years ended December 31, 2010 and 2009 and $307 of realized gains for the year ended December 31, 2008.

The Company believes that the unrealized losses related to debt securities are not other-than-temporary. Debt securities in an unrealized loss position related primarily to investments in municipal bonds.

Short-term investments had the following maturities as of December 31, 2010:

Maturities	Amount
Year 2011	$35,695
Year 2012	1,305
Thereafter	—
Total	$37,000

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. An allowance for obsolescence has been recorded based upon historical results and management’s expectations of future operations. Such inventories are charged to expense as they are used in operations.

Software capitalization

The Company capitalizes certain costs related to the development of internal use software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of three years.  The Company capitalized software development costs of $0.5 million and $0.1 million during the years ended December 31, 2010 and 2009, respectively.  The Company capitalized no software development costs during 2008.  Costs incurred during the preliminary and post-implementation stages of software development are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft and engines	3-10 years
Rotable parts	7 years
Equipment and leasehold improvements	3-7 years

Aircraft and engines have an estimated average residual value of 20.5% of original cost; other property and equipment are assumed to have no residual value.

Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term. Depreciation for these aircraft is included in depreciation and amortization expense in the Company’s consolidated statements of income.

Investment in unconsolidated affiliates

The Company uses the equity method to account for AFH Inc.’s, a wholly-owned subsidiary, investment in a fuel joint venture. AFH, Inc. has a 50% interest in a joint venture agreement with OSI (an affiliate of the Orlando Sanford International Airport) to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, SFB Fueling LLC, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company’s proportionate allocation of net income or loss from this investment and an investment in an aviation services company are reported in the Company’s consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company’s consolidated balance sheet. These investments treated under the equity method are not material to the financial position or results of operations of the Company.

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt and ceases when the asset is ready for service. The Company had no capitalized interest during 2010, 2009 or 2008.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company’s best estimate based on industry trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. The Company had no impairment losses on long-lived assets used in operations for the years ended December 31, 2010, 2009 or 2008.

Revenue Recognition

Scheduled service revenue consists of passenger revenue generated from limited frequency nonstop flights between our leisure destinations and small cities recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees are presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis to affiliates of Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.), Department of Defense (“DOD”) and others. Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as the use of its website to purchase scheduled service transportation, advance seat assignments, priority boarding, unlimited changes to nonrefundable itineraries and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the scheduled service. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Ancillary revenue is also generated from third party products such as the sale of hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of third party products is recorded net of amounts paid or payable to wholesale providers, travel agent commissions and credit card processing fees in accordance with revenue reporting accounting standards.

Other revenue is generated from leased out aircraft and flight equipment and other miscellaneous sources. Lease revenue is recognized on a straight-line basis over the lease term.

Maintenance and Repair Costs

Aircraft maintenance and repair costs.  The Company accounts for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, the Company may be required under provisions of the Company’s lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. In addition, payments of maintenance deposits that are not “substantially and contractually related to the maintenance of the leased asset” are expensed as incurred. The Company had no maintenance deposits as of December 31, 2010 and $1,982 as of December 31, 2009.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $4,742, $6,456 and $4,849 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Diluted net income per share is calculated using the more dilutive of two methods.  Under both methods, the exercise of employee stock options, stock purchase warrants and stock appreciation rights (“SARs”) are assumed using the treasury stock method.  The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the years ended December 31, 2010 and 2008, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  Both methods resulted in the same diluted net income per share for the year ended December 31, 2009.  The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Year Ended December 31,
	2010	2009	2008
Basic:
Net income	$65,702	$76,331	$35,407
Less: Net income allocated to participating securities	(402)	(101)	(91)
Net income attributable to common stock	$65,300	$76,230	$35,316
Net income per share, basic	$3.36	$3.81	$1.74

Weighted-average shares outstanding	19,407	19,982	20,289

Diluted:
Net income	$65,702	$76,331	$76,331
Less: Net income allocated to participating securities	(398)	(99)	(90)
Net income attributable to common stock	$65,304	$76,232	$76,241
Net income per share, diluted	$3.32	$3.76	$3.72

Weighted-average shares outstanding	19,407	19,982	20,289
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock appreciation rights	305	296	199
Adjusted weighted-average shares outstanding under treasury stock method	19,712	20,278	20,488
Participating securities excluded under two-class method	(54)	N/A	(11)
Adjusted weighted-average shares outstanding under two-class method	19,658	N/A	20,477

 Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black- Scholes option pricing model for stock options and SARs, and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the equity award). The vesting period of the Company’s equity awards is generally three years. The Company’s stock-based employee compensation plan is more fully discussed in Note 13—Employee Benefit Plans.

Income Taxes

The Company’s provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. A valuation allowance for net deferred tax assets is provided unless realizability is judged by the Company to be more likely than not. The Company has determined that all of its deferred tax assets are more likely than not to be realized. The Company determines the net current and non-current deferred tax assets or liabilities separately for federal, state, and other local jurisdictions.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where the Company operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria set forth in uncertain tax position accounting standards. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

Accounting standards for income taxes, utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Accounting for income taxes standards generally identify the term “more likely than not” to represent the likelihood of occurrence to be greater than 50%.

The tax positions failing to qualify for initial recognition, are to be recognized in the first subsequent interim period that they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. Accounting for income taxes standards specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company recognized no amounts for interest or penalties related to unrecognized tax benefits.

Newly Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Topic 605 and changes the allocation methods used in determining how to account for multiple payment streams. It also results in the ability to separately account for more deliverables and potentially less revenue deferrals.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011.  The Company has evaluated the accounting guidance and does not expect a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. In 2010, the Company adopted those additional disclosure requirements which became effective for interim and annual reporting periods beginning after December 15, 2009.  Certain provisions, which contain disclosures regarding information about purchases, sales, issuances and settlements in the Level 3 reconciliation, will be effective for the Company beginning in the quarter ending March 31, 2011.

3.  Property and Equipment

At December 31, 2010, the Company’s fleet consisted of 52 MD-80 series aircraft in revenue service, and eight MD-80 aircraft and two Boeing 757-200 aircraft to be placed into revenue service in the future.  The Company owns 60 of these aircraft —43 owned free and clear, and 17 owned subject to financing scheduled to be fully paid over the next four years.  The Company leases two aircraft under operating leases which expire on or before June 2014.  Refer to Note 16—Subsequent Events” for discussion of the pledge of all of the Company's MD-80 aircraft to secure payment in connection with the borrowings under a senior secured term loan facility.  At December 31, 2009, the Company’s fleet consisted of 46 MD-80 aircraft with all aircraft in revenue service.  The Company owned 42 of these aircraft, including two subject to capital leases, with the remaining four subject to operating lease agreements.

Property and equipment consist of the following:

	As of December 31,	As of December 31,
	2010	2009

Flight equipment	$364,075	$273,680
Ground property and equipment	20,712	15,573
Total property and equipment	384,787	289,253
Less accumulated depreciation and amortization	(117,489)	(84,720)
Property and equipment, net	$267,298	$204,533

 Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $34,965, $29,638 and $23,489, respectively.

4.  Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,	As of December 31,
	2010	2009

Aircraft lease rentals	$260	$593
Interest payable	104	99
Salaries, wages and benefits	11,590	12,891
Maintenance reserves	-	418
Taxes	4,688	4,141
Other accruals	7,036	5,557

Total accrued liabilities	$23,679	$23,699

 5.  Long-Term Debt

Long term debt, including capital lease obligations, consists of the following:

	As of December 31,	As of December 31,
	2010	2009
Notes payable, secured by aircraft, interest at 6.26%, due
August 2014	$13,224	$-
Notes payable, secured by aircraft, interest at 6.95%, due
June 2014	-	6,409
Notes payable, secured by aircraft, interest at 6%, due
April 2012	6,437	10,969
Notes payable, secured by aircraft, interest at 8.5%, due
November 2011	6,209	9,070
Notes payable, secured by aircraft, interest at 6.8%, due
June 2011	1,616	4,242
Notes payable, secured by aircraft, interest at 8%, due
June 2011	-	2,811
Notes payable, secured by aircraft, interest at 6%, due
at varying dates through February 2011	650	5,599
Notes payable, secured by aircraft, interest at 8%, due
at varying dates through December 2010	-	3,212
Other notes payable	-	12
Capital lease obligations	-	3,483
Total long-term debt	28,136	45,807
Less current maturities	(16,532)	(23,338)
Long-term debt, net of current maturities	$11,604	$22,469

Maturities of long-term debt, as of December 31, 2010, for the next five years and thereafter, in aggregate, are: 2011 - $16,532; 2012 - $5,058; 2013 - $3,659; 2014 - $2,887 and none thereafter.

In August 2010, the Company borrowed $14,000 under a loan agreement secured by two previously unencumbered Boeing 757-200 aircraft.  The notes payable issued under the loan agreement bear interest at 6.26% per annum and are payable in monthly installments through August 2014.  The Company applied a portion of the proceeds to make payment on existing debt obligations of $7,219 secured by four MD-80 aircraft due in June 2011 and June 2014.  In accordance with the loan agreement, collateral is held on deposit until certain terms are met.

In September 2010, the Company exercised early purchase options on two aircraft subject to capital leases and retired the outstanding capital lease obligations for these aircraft.

6.  Leases

The Company leases aircraft and other assets, including office facilities, airport and terminal facilities and office equipment with terms extending through 2019.

As of December 31, 2010, the Company was party to operating lease agreements for two aircraft with terms extending through June 2014.  In February 2010, the Company exercised purchase options on two aircraft under operating leases and took ownership of the aircraft in October 2010.

The office facilities under lease include approximately 65,000 square feet of space for the Company’s primary corporate offices. The lease has two five-year renewal options, but the Company has the right to terminate after the seventh year of the lease in April 2015 and the right to purchase the building from the landlord after the third year of the lease in April 2011. The initial base rental is approximately $1,528 per year and is subject to escalation. The Company is also responsible for its share of common area maintenance charges.

Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

Total rental expense for aircraft and non-aircraft operating leases for the years ended December 31, 2010, 2009 and 2008 was $8,742, $8,204 and $7,373, respectively.

At December 31, 2010, scheduled future minimum lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Operating Leases
2011	$4,709
2012	4,470
2013	4,166
2014	2,900
2015	2,696
Thereafter	6,048
Total	$24,989

  During 2010, the Company purchased two aircraft under lease agreements which were classified as capital leases under lease accounting standards.  As a result, the Company has no remaining aircraft under capital lease as of December 31, 2010.  The amounts applicable to these two aircraft under capital leases included in property and equipment were as follows:

	As of December 31,
	2010	2009
Aircraft	$—	$7,726
Less: Accumulated depreciation	—	(1,238)
Aircraft, net	$—	$6,488

7.  Stockholders’ Equity

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

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  During 2010, the Board of Directors increased authority in January by an additional $25,000, in July by an additional $25,000 and in September by an additional $50,000.  During 2010, the Company repurchased 1,206,689 shares through open market purchases at an average cost of $44.40 per share for a total expenditure of $53,574.   During 2009, the Company repurchased 637,902 shares at an average cost of $38.26 per share for a total expenditure of $24,407.   As of December 31, 2010, the Company had $46,426 of unused stock repurchase authority remaining under the plan.

8.  Comprehensive Income

The components of comprehensive income included the following:

	Year Ended December 31,
	2010	2009

Net income	$65,702	$76,331
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(101)	(474)
Total comprehensive income	$65,601	$75,857

9.  Fair Value Measurements

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

As of December 31, 2010, the Company held cash equivalents and short term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short term investments consist of short-term, highly liquid, income-producing investments including money market funds, debt securities issued by U.S. Treasury and other U.S. government corporations and agencies. Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. These assets are classified within Level 1 or Level 2 because the Company values these assets using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$4,390	$4,390	$-	$-
Municipal debt securities	100,127	-	100,127	-
Total cash equivalents	104,517	4,390	100,127	-
Short-term investments
Corporate debt securities	4,868	-	4,868	-
Municipal debt securities	32,132	-	32,132	-
Total short-term investments	37,000	-	37,000	-

Total assets	$141,517	$4,390	$137,127	$-

		Fair Value Measurements at Reporting Date Using

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$17,951	$17,951	$-	$-
Municipal debt securities	67,140	-	67,140	-
Total cash equivalents	85,091	17,951	67,140	-
Short-term investments
Municipal debt securities	76,622	-	76,622	-
Government debt securities	64,609	-	64,609	-
Total short-term investments	141,231	-	141,231	-

Total assets	$226,322	$17,951	$208,371	$-

10.  Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	32,082	35,905	13,326
State	2,607	1,613	606
Total Current	34,689	37,518	13,932

Deferred:
Federal	3,030	6,195	6,060
State	(89)	520	(147)
Total Deferred	2,941	6,715	5,913

Total Income Tax Provision	37,630	44,233	19,845

The Company recorded $821, $1,157 and $1,602 as an increase to additional paid in capital for certain tax benefits from employee stock-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively.

Reconciliations of the statutory income tax rate and the Company’s effective tax rate for 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2%	1.6%	0.7%
Other	0.2%	0.1%	0.2%
Effective tax rate	36.4%	36.7%	35.9%

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31, 2010		As of December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Current
Accrued Vacation	$688	$-	$540	$-
Prepaid expenses	-	(2,718)	-	(2,313)
State taxes	691	-	886	-
Accrued property taxes	386	-	452	-
Other	707	-	704	-
Total current	2,472	(2,718)	2,582	(2,313)

Noncurrent:
Depreciation	-	(27,964)	-	(28,382)
Goodwill	931	-	1,049	-
Stock-based compensation expense	1,642	-	699	-
Other	77	0	68	-
Total noncurrent	2,650	(27,964)	1,816	(28,382)
Total	$5,122	$(30,682)	$4,398	$(30,695)

The Company paid income taxes, net of refunds, of $36,986, $36,952 and $4,623 in 2010, 2009 and 2008, respectively.

Effective January 1, 2007, the Company adopted the accounting standards for uncertain tax positions.  Accounting standards for income taxes utilize a two-step approach for evaluating tax positions. A tax position is recognized if it is more likely than not to be sustained upon examination and  measured as the largest amount of benefit that is more likely than not (greater than 50%) to be realized upon settlement.

If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. Accounting for income taxes standards specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	As of December 31,
	2010	2009
Beginning Balance	$-	$-
Increases for tax positions of prior years	3,277
Increases for tax positions of current year	342
Decreases for tax positions of prior years	-
Settlements	-
Decreases for lapses in statute of limitations	-
Ending Balance	$3,619	$-

For the years ended December 31, 2010 and 2009, the Company has recognized a liability for uncertain tax positions of $3,619 and $0, respectively.  The Company’s unrecognized tax benefits relate to timing differences.  The Company estimates that the unrecognized tax benefit will decrease by $0 – $3,619 within the next twelve months.   As of December 31, 2010 and 2009, no amount of the uncertain tax benefit, if recognized, would impact the effective tax rate.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction as well as multiple state jurisdictions.  The Company is not currently under examination by the IRS.  Various federal, state and local tax returns remain open to examination.  The Company believes that any potential assessment would be immaterial.

11.   Related Party Transactions

The building in which the Company maintains its headquarters is leased from a limited liability company in which the Chief Executive Officer, two other Directors and one other former officer own significant interests as non-controlling members. In June 2008, additional office space was obtained by the Company in the leased building through an amendment to the existing lease agreement with the landlord. In June 2008, the Company entered into a lease agreement for additional office space to be used as its training facility which is located in a building adjacent to the Company’s headquarters. The second building is also owned by a limited liability company in which the Chief Executive Officer, two other Directors and one other former officer own significant interests as non-controlling members.  Under the terms of this agreement, the Company made rent payments of $2,361, $2,016, and $974 in 2010, 2009, and 2008, respectively.

12.  Financial Instruments and Risk Management

The Company’s debt with a carrying value of $28,136 and $42,324 as of December 31, 2010 and 2009, respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

13.  Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering substantially all eligible employees. Under the Plan, employees may contribute up to 90% of their eligible annual compensation with the Company matching up to 5% of eligible employee wages.  The Company recognized expense under this plan of $1,650, $908 and $748 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based employee compensation

In 2006, the Board of Directors adopted, and the stockholders approved, a Long-Term Incentive Plan (the “2006 Plan”) and reserved 3,000,000 shares of common stock for the Company to grant stock options, restricted stock, SARs and other stock-based awards to certain officers, directors, employees, and consultants of the Company. The 2006 Plan is administered by the Company’s compensation committee of the Board of Directors. Upon the merger of Allegiant Travel Company, LLC into Allegiant Travel Company (a Nevada corporation) immediately prior to the Company’s initial public offering, all outstanding stock options under the previously adopted share option program (the “Share Option Program”) were transferred to the 2006 Plan. In addition, no further option grants may be made under the predecessor company’s Share Option Program. The transferred options continue to be governed by their existing terms, unless the compensation committee elects to extend one or more features of the 2006 Plan to those options. The shares of common stock reserved for issuance of stock-based awards under the 2006 Plan include 500,000 shares that were transferred from the Share Option Program.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded $4,437, $3,109 and $1,702, respectively, of compensation expense in the consolidated statements of income related to stock options, SARs and restricted stock. As of December 31, 2010, there was $2,140 of unrecognized compensation cost related to nonvested stock options and SARs, net of estimated forfeitures of 2.0%. As of December 31, 2010, there was $3,602 of unrecognized compensation cost, net of estimated forfeitures of 5.0%, related to nonvested restricted stock. The cost related to nonvested stock options and SARs is expected to be recognized over a weighted-average period of 1.88 years.  The cost related to nonvested restricted stock is expected to be recognized over a weighted-average period of 2.38 years.

Stock options and SARs

The fair value of stock options and SARs granted was estimated as of the grant date using the Black-Scholes option-pricing model with assumptions noted in the table below.  No stock options or SARs were granted during 2010.

	2009	2008
Weighted-average volatility	42.34%	32.79%
Expected term (in years)	3.5	3.5
Risk-free interest rate	1.33%	2.56%
Expected dividends	—	—

Expected volatilities for the awards issued in 2009 and 2008 were based on the historical volatilities from publicly traded airline companies of the Company’s peer group due to the Company’s lack of historical information. Expected term represents the weighted average time between the award’s grant date and its exercise date. The Company used the simplified method from accounting guidance for companies with a limited trading history, to estimate the expected term of the 2009 and 2008 award grants.  The risk-free interest rate for periods equal to the expected term of the award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities. The contractual terms of the Company’s stock option and SAR awards granted range from five to ten years.

 A summary of option and SARs activity under the 2006 Plan as of December 31, 2010, and changes during the year then ended is presented below:

	Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	745,000	$32.07
Granted	—	$—
Exercised	(118,834)	$26.14
Forfeited	(57,333)	$32.39
Outstanding at December 31, 2010	568,833	$33.18	3.49	$9,135,458
Fully vested and expected to vest at December 31, 2010	558,956	$33.20	3.49	$8,965,660
Exercisable at December 31, 2010	235,502	$31.90	3.88	$4,083,605

No options or SARs were granted during the year ended December 31, 2010.  The weighted average fair value per share of awards granted during the years ended December 31, 2009 and 2008 was $12.44 and $5.80, respectively. During the years ended December 31, 2009 and 2008, the total intrinsic value of options exercised was $2,917 and $4,330, respectively. Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008, was $3,157, $1,742 and $1,040, respectively. The actual tax benefit realized for the tax deductions from these option exercises totaled $1,081, $1,067 and $1,568, respectively.

Restricted stock awards

A summary of the status of the Company’s nonvested restricted stock grants during the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	42,076	$36.09
Granted	94,000	$52.44
Vested	(21,473)	$34.55
Forfeited	(8,333)	$52.96
Nonvested at December 31, 2010	106,270	$49.60

The weighted average grant date fair value per share of restricted stock grants during the years ended December 31, 2010, 2009 and 2008 was $52.44, $38.31 and $22.43, respectively. The total fair value of restricted stock vested during the year ended December 31, 2010, 2009 and 2008, was $899, $1,605 and $1,382, respectively. The actual tax benefit realized from the tax deductions from the restricted stock vested totaled $327, $587 and $500, respectively.

14.  Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized below.

	March 31	June 30	September 30	December 31
2010
Operating revenues	$169,637	$168,350	$163,621	$162,033
Operating income	36,245	28,081	19,480	20,850
Net income	22,600	17,562	13,159	12,381
Earnings per share to common stockholders
Basic	1.14	0.89	0.68	0.65
Diluted	1.12	0.87	0.67	0.64
2009
Operating revenues	$142,119	$147,987	$133,105	$134,729
Operating income	44,478	37,784	21,940	18,051
Net income	28,162	23,852	13,776	10,541
Earnings per share to common stockholders
Basic	1.39	1.19	0.69	0.53
Diluted	1.37	1.17	0.68	0.52

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

The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009.  As of December 31, 2010, the Company had placed seven of these aircraft into revenue service.  The Company expects to place eight of the remaining aircraft into revenue service to support growth through 2013.  As of December 31, 2010, the remaining contractual obligations under these purchase agreements totaled $5,427.  In January and February 2011, the Company made payment of $4,127 on aircraft purchase obligations under these purchase agreements for MD-80 aircraft.   As of March 1, 2011, the Company took possession of all the MD-80 aircraft under purchase agreements with the remaining obligations of $1,300 to be paid later in 2011 in accordance with the terms of these agreements.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft with delivery dates in 2010 and 2011.  The Company expects these aircraft to be added to the Company’s operating fleet in 2011 and 2012.  As of December 31, 2010, the remaining contractual obligations under the purchase agreement was $39,100.  In February 2011, the Company made payment for one Boeing 757-200 aircraft under the existing purchase agreement.  As a result of this purchase, the remaining obligations under this purchase contract is $29,325, to be paid upon delivery of the remaining aircraft during 2011.  In conjunction with taking ownership of the aircraft, the Company leased out the aircraft to a third party.  The lease term commenced with delivery of the aircraft to the third party at the time payment was made by the Company.  The Company intends to take possession of the aircraft at the end of the lease term in the summer of 2012.

16.  Subsequent Events

In March 2011, the Company borrowed $7,000 under a loan agreement secured by one Boeing 757-200 aircraft purchased in February 2011.  The note payable issued under the loan agreement bears interest at 6.28% per annum and is payable in monthly installments through March 2015.  The Company's contractual obligations for principal payments and scheduled interest payments attributable to the issued note payable are $1,487 in 2011, $1,982 in 2012, $1,982 in 2013, $1,982 in 2014 and $496 in 2015.

On March 10, 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”).  The Term Loan matures on March 10, 2017 and bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity.  The Term Loan is secured by all property and assets of the Company with certain exceptions.  The Term Loan contains a maximum leverage covenant for the Company.  Affirmative and negative covenants also relate to maximum annual capital expenditures and limitations on indebtedness, liens, sale and leaseback transactions, guarantees, mergers and acquisitions, asset sales, restricted payments, transactions with affiliates and investments.  In addition to quarterly principal payments equal to 0.25% of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions.  The Company's contractual obligations for principal payments on the Term Loan are $938 in 2011, $1,250 in 2012, $1,250 in 2013, $1,250 in 2014, $1,250 in 2015 and $119,062 thereafter.  In connection with the borrowing under the Term Loan, the Company made early payment in February 2011 of all existing debt obligations secured by its MD-80 aircraft.  These payments consisted of $6,101 in debt obligations secured by eight aircraft due in April 2012, $6,253 in debt obligations secured by three aircraft due in November 2011, $1,398 in debt obligations secured by two aircraft due in June 2011 and $329 in debt obligations secured by four aircraft due in February 2011.  Proceeds from the Term Loan will also be used for the funding of future capital expenditure programs and general corporate purposes.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 14, 2011, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 14, 2011, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 14, 2011, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 14, 2011, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 14, 2011, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
	Reports of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets	45
	Consolidated Statements of Income	46
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	47
	Consolidated Statements of Cash Flows	49
	Notes to Consolidated Financial Statements	50
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

10.5*	Form of Indemnification Agreement.
10.6*	Airport Operating Permit between Allegiant Air, Inc. and Clark County Department of Aviation dated April 14, 2003.
10.7*	Memorandum of Understanding between Allegiant Air, LLC and Sanford Airport Authority dated March 4, 2005.
10.8
Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).

10.9
Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).

10.10
Shipper’s Agreement between AFH, Inc. and Central Florida Pipeline, LLC (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).

10.11
Master Loan Agreement dated as of April 11, 2008 between Bank of Nevada and Allegiant Air, LLC(3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Commission on August 8, 2008)

10.12
Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

10.13
Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

10.14
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

10.16
Perpetual Software License Agreement dated as of March 15, 2009, among CMS Solutions, Inc., RPW Consolidated Information Systems Incorporated and Mitchell Allee. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Commission on May 4, 2009.)

10.17
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009.)

Exhibit Number	Description
10.18
Amendment No. 1 to Air Transportation Charter Agreement dated April 30, 2009, between Allegiant Air, LLC and Harrah’s Operating Company, Inc.(3)  (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.19
Amendment No. 2 to Air Transportation Agreement Charter Agreement dated November 6, 2009 between Allegiant Air, LLC and Harrah’s Operating Company, Inc.(3)  (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.20
Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.21
Restricted Stock Agreement dated October 16, 2009 between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.22
Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.23
Aircraft Sale and Purchase Agreement dated as of December 30, 2009 between the Company and Scandinavian Airlines System, Denmark—Norway—Sweden.(3)  (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.24
Aircraft Sale Agreement dated as of March 3, 2010 between Sunrise Asset Management, LLC and Aercap Partners I Limited and Wells Fargo Bank Northeast (owner trustee under the MSN 26963 and 26964 Trust Agreements) (2) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 7, 2010.)

10.25
Amendment No. 3 to Air Transportation Charter Agreement dated April 26, 2010, between Allegiant Air, LLC and Harrah’s Operating Company, Inc. (3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 9, 2010.)

10.26
Agreement dated October 15, 2009 and Amendment dated June 1, 2010 between the Company and entities known collectively as Harrah’s. (3)  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 9, 2010.)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 11, 2011.

Allegiant Travel Company

By:	/s/ SCOTT SHELDON
SCOTT SHELDON
Chief Financial Officer

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Scott Sheldon and Maurice J. Gallagher, Jr., as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	March 11, 2011
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ SCOTT SHELDON	Chief Financial Officer	March 11, 2011
Scott Sheldon	(Principal Financial Officer)

/s/ GARY ELLMER	Director	March 11, 2011
Gary Ellmer

/s/ MONTIE BREWER	Director	March 11, 2011
Montie Brewer

/s/ TIMOTHY P. FLYNN	Director	March 11, 2011
Timothy P. Flynn

/s/ Charles W. Pollard	Director	March 11, 2011
Charles W. Pollard

	Director	March , 2011
John Redmond

The following exhibits are filed as part of this report.

Exhibit Number	Description
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications