Form 10-K/A
period 2010-12-31
Allegiant Travel CO
filed 2011-03-17
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
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

EXHIBIT INDEX IS LOCATED ON PAGE 25

EXPLANATORY NOTE

Allegiant Travel Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”)  to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “Original Filing”) for the sole purpose of adding the conformed signatures of Ernst & Young, LLP to (A) each “Report of Independent Registered Public Accounting Firm” in Item 8; and (B) the “Consent of Independent Registered Public Accounting Firm” in Item 15, filed as Exhibit 23.1 to the Form 10-K, each of which was inadvertently omitted within our Form 10-K as originally filed.  At the time of the March 11, 2011 filing of the Form 10-K with the Securities and Exchange Commission (the "SEC"), we were in possession of the audit opinions and consent, but the signature in typed form was inadvertently omitted from the electronic version filed with the SEC.   For convenience and ease of reference, this amendment sets forth “Item 8 - Financial Statements and Supplementary Data” from the Form 10-K in its entirety with the applicable conformed signatures.  Because this amendment only incorporates the signatures in typed form of Ernst & Young, LLP on each “Report of Independent Registered Public Accounting Firm” and on the “Consent of Independent Registered Public Accounting Firm”, the date of such reports and consent remain as originally filed.

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

i

TABLE OF CONTENTS

PART II

Item 8	Financial Statements and Supplementary Data	1

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

Signatures		27

ii

PART II

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:
	Reports of Independent Registered Public Accounting Firm	2
	Consolidated Balance Sheets	4
	Consolidated Statements of Income	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	6
	Consolidated Statements of Cash Flows	8
	Notes to Consolidated Financial Statements	9
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

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page of Original Filing )
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*	Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 17, 2011.

Allegiant Travel Company

By:	/s/ SCOTT SHELDON
SCOTT SHELDON
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	March 17, 2011
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ SCOTT SHELDON	Chief Financial Officer	March 17, 2011
Scott Sheldon	(Principal Financial Officer)

*	Director	March 17, 2011
Gary Ellmer

*	Director	March 17, 2011
Montie Brewer

*	Director	March 17, 2011
Timothy P. Flynn

*	Director	March 17, 2011
Charles W. Pollard

	Director	March , 2011
John Redmond

*By:	/s/ Scott Sheldon
Scott Sheldon, Attorney in Fact

The following exhibits are filed as part of this report.

Exhibit Number	Description
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications