Form 10-Q
period 2011-03-31
Allegiant Travel CO
filed 2011-05-10
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2011 was 19,039,732.

Allegiant Travel Company

Form 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31,	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$115,916	$113,293
Restricted cash	21,526	21,287
Short-term investments	189,899	37,000
Accounts receivable, net	9,342	7,852
Expendable parts, supplies and fuel, net of allowance for obsolescence of $215 and $170
at March 31, 2011 and December 31, 2010, respectively	15,913	13,383
Prepaid expenses	30,073	24,071
Deferred income taxes	98	-
Other current assets	1,655	2,517
Total current assets	384,422	219,403
Property and equipment, net	297,557	267,298
Investment in and advances to unconsolidated affiliates, net	1,896	1,983
Deposits and other assets	13,343	12,582
Total assets	$697,218	$501,266

Current liabilities:
Current maturities of long term debt	$6,122	$16,532
Accounts payable	35,369	24,759
Accrued liabilities	17,821	23,679
Air traffic liability	152,592	101,397
Deferred income taxes	302	246
Total current liabilities	212,206	166,613
Long-term debt and other long-term liabilities:
Long term debt, net of current maturities	137,694	11,604
Deferred income taxes	31,647	25,314
Total liabilities	381,547	203,531
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized;
21,493,268 and 21,455,634 shares issued;
19,037,565 and 19,005,821 shares outstanding, as of March 31, 2011
and December 31, 2010, respectively	21	21
Treasury stock, at cost, 2,455,703 and 2,449,813 shares at March 31, 2011
and December 31, 2010, respectively	(96,158)	(95,913)
Additional paid in capital	181,740	180,704
Accumulated other comprehensive loss	(17)	(9)
Retained earnings	230,085	212,932
Total stockholders' equity	315,671	297,735
Total liabilities and stockholders' equity	$697,218	$501,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2011	2010

OPERATING REVENUE:
Scheduled service revenue	$128,533	$110,434
Ancillary revenue:
Air-related charges	45,316	42,650
Third party products	6,989	4,942
Total ancillary revenue	52,305	47,592
Fixed fee contract revenue	12,022	11,267
Other revenue	371	344
Total operating revenue	193,231	169,637

OPERATING EXPENSES:
Aircraft fuel	79,187	57,366
Salary and benefits	30,865	25,892
Station operations	16,473	15,682
Maintenance and repairs	16,215	12,770
Sales and marketing	5,250	5,083
Aircraft lease rentals	315	507
Depreciation and amortization	9,890	8,691
Other	7,209	7,401
Total operating expenses	165,404	133,392
OPERATING INCOME	27,827	36,245

OTHER (INCOME) EXPENSE:
Loss from unconsolidated affiliates, net	6	142
Interest income	(276)	(411)
Interest expense	796	749
Total other (income) expense	526	480
INCOME BEFORE INCOME TAXES	27,301	35,765
PROVISION FOR INCOME TAXES	10,148	13,165
NET INCOME	$17,153	$22,600
Earnings per share to common stockholders:
Basic	$0.90	$1.14
Diluted	$0.89	$1.12
Weighted average shares outstanding used in computing earnings per share to common stockholders:

Basic	18,909	19,805
Diluted	19,090	20,222

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$17,153	$22,600

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,890	8,691
Loss on aircraft and other equipment disposals	97	858
Provision for obsolescence of expendable parts, supplies and fuel	45	45
Amortization of deferred financing costs and original issue discount	28	-
Stock compensation expense	1,078	969
Deferred income taxes	6,291	2,636
Excess tax benefits from stock option exercises	-	(209)
Changes in certain assets and liabilities:
Restricted cash	(239)	(2,195)
Accounts receivable	(1,490)	60
Expendable parts, supplies and fuel	(2,575)	(985)
Prepaid expenses	(6,002)	2,667
Other current assets	(415)	1,396
Accounts payable	10,508	7,032
Accrued liabilities	(5,877)	(5,930)
Air traffic liability	51,195	31,167
Net cash provided by operating activities	79,687	68,802
INVESTING ACTIVITIES:
Purchase of short-term investments	(161,927)	(49,245)
Proceeds from maturities of short-term investments	9,020	74,909
Purchase of property and equipment, including pre-delivery deposits	(40,531)	(44,004)
Proceeds from sale of property and equipment	162	-
Investment in unconsolidated affiliates, net	87	91
Decrease in deposits and other assets	2,887	102
Net cash used in investing activities	(190,302)	(18,147)
FINANCING ACTIVITIES:
Excess tax benefits from stock option exercises	-	209
Proceeds from exercise of stock options	79	1,841
Proceeds from the issuance of long term debt	132,000	-
Repurchase of common stock	(245)	(2,852)
Principal payments on long term debt	(16,326)	(6,421)
Payments for deferred financing costs	(2,270)	-
Net cash provided by (used in) financing activities	113,238	(7,223)
Net change in cash and cash equivalents	2,623	43,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,293	90,239
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,916	$133,671

NON-CASH TRANSACTIONS:
Common stock issued for software operating system	$-	$1,648
Deposits applied against flight equipment purchase	$1,277	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its wholly-owned operating subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent and provide the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

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

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2011 classifications.  These reclassifications had no effect on the previously reported net income.

Note 2 — Newly Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Topic 605 and changes the allocation methods used in determining how to account for multiple payment streams. It also results in the ability to separately account for more deliverables and potentially less revenue deferrals.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011.  Adoption of the new accounting guidance has not had a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. In 2010, the Company adopted those additional disclosure requirements which became effective for interim and annual reporting periods beginning after December 15, 2009.  Certain provisions which contain disclosures regarding information about purchases, sales, issuances and settlements in the Level 3 reconciliation became effective for interim and annual reporting periods beginning after December 15, 2010.  Adoption of these certain provisions on the Level 3 reconciliation has not had an effect on the Company’s consolidated financial statements.

Note 3 — Short-term investments

The Company’s investments in marketable debt and equity securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive loss in stockholders’ equity. Short-term investments consisted of the following:

	As of March 31, 2011				As of December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$131,993	$24	$(26)	$131,991	$32,140	$2	$(10)	$32,132
Commercial paper	24,949	19	(6)	24,962	-	-	-	-
Corporate debt securities	32,976	1	(31)	32,946	4,870	-	(2)	4,868
Total	$189,918	$44	$(63)	$189,899	$37,010	$2	$(12)	$37,000

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income. The Company had no realized gains or losses during the three months ended March 31, 2011 or 2010.

The Company believes unrealized losses related to debt securities are not other-than-temporary. Debt securities in an unrealized loss position primarily included investments in municipal bonds and corporate debt securities.

Short-term investments had the following maturities as of March 31, 2011:

Maturities	Amount
Year 2011	$150,656
Year 2012	39,243
Thereafter	—
Total	$189,899

Note 4 — Long-Term Debt

Long-term debt consists of the following:

	As of March 31,	As of December 31,
	2011	2010

Senior secured term loan facility, interest at LIBOR plus 4.25%, due March 2017	$124,381	$-
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	7,000	-
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	12,435	13,224
Notes payable, secured by aircraft, interest at 6%, due April 2012	-	6,437
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	-	6,209
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	-	1,616
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	-	650
Total long-term debt	143,816	28,136
Less current maturities	(6,122)	(16,532)
Long-term debt, net of current maturities	$137,694	$11,604

Senior Secured Term Loan Facility

On March 10, 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”).  The Term Loan matures on March 10, 2017, bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity and includes a LIBOR floor of 1.5%.  The Term Loan is secured by all property and assets of the Company with certain exceptions.  The Term Loan contains a maximum leverage covenant for the Company, maximum annual capital expenditures and other affirmative and negative covenants.  In addition to quarterly principal payments equal to 0.25% of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions.  In connection with the borrowing under the Term Loan, the Company made early payments in February 2011 of all existing debt obligations secured by its MD-80 aircraft.  Proceeds from the Term Loan will also be used for the funding of future capital expenditure programs and general corporate purposes.

As of March 31, 2011, management believes the Company was in compliance with all covenants under the Term Loan.

Other

In March 2011, the Company borrowed $7,000 under a loan agreement secured by one Boeing 757-200 aircraft purchased in February 2011.  The note payable issued under the loan agreement bears interest at 6.28% per annum and is payable in monthly installments through March 2015.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  No share repurchases were made under this program during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company repurchased 55,602 shares through open market purchases at an average cost of $51.29 per share for a total expenditure of $2,852.  As of March 31, 2011, the Company had $46,426 in unused stock repurchase authority remaining under the Board approved program.

Note 6 – Comprehensive Income

The components of comprehensive income included the following:

	Three months ended March 31,
	2011	2010

Net income	$17,153	$22,600
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(8)	(78)
Total comprehensive income	$17,145	$22,522

Note 7 — Fair Value Measurements

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

As of March 31, 2011, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments.  Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and short-term investments.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities and U.S. government corporation and agency debt securities which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$40,481	$40,481	$-	$-
Municipal debt securities	56,200	-	56,200	-
Total cash equivalents	96,681	40,481	56,200	-
Short-term investments
Corporate debt securities	32,946	-	32,946	-
Municipal debt securities	131,991	-	131,991	-
Commercial paper	24,962	-	24,962	-
Total short-term investments	189,899	-	189,899	-
Total cash equivalents and short-term investments	$286,580	$40,481	$246,099	$-

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents
Money market funds	$4,390	$4,390	$-	$-
Municipal debt securities	100,127	-	100,127	-
Total cash equivalents	104,517	4,390	100,127	-
Short-term investments
Corporate debt securities	$4,868	-	4,868	-
Municipal debt securities	32,132	-	32,132	-
Total short-term investments	37,000	-	37,000	-
Total cash equivalents and short-term investments	$141,517	$4,390	$137,127	$-

There were no significant transfers between Level 1 and Level 2 assets for the three month periods ended March 31, 2011 and 2010.

The fair value of the Company’s Term Loan was estimated using quoted market prices.  As of March 31, 2011, the estimated fair value and the carrying value of the Term Loan, including current maturities, were $125,314 and $124,381, respectively.  The carrying value for all other long-term debt, including current maturities, owed by the Company as of March 31, 2011 and December 31, 2010, approximates fair value.

Note 8 — Income Taxes

For the three months ended March 31, 2011, the Company did not have any material changes to its unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest or penalties at March 31, 2011.

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

For the three months ended March 31, 2011, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  Both methods resulted in the same diluted net income per share for the three months ended March 31, 2010.  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended March 31,
	2011	2010
Basic:
Net income	$17,153	$22,600
Less: Net income allocated to participating securities	(90)	(91)
Net income attributable to common stock	$17,063	$22,509
Net income per share, basic	$0.90	$1.14
Weighted-average shares outstanding	18,909	19,805

Diluted:
Net income	17,153	22,600
Less: Net income allocated to participating securities	(89)	-
Net income attributable to common stock	17,064	22,600
Net income per share, diluted	$0.89	$1.12

Weighted-average shares outstanding	18,909	19,805
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock appreciation rights	246	417
Adjusted weighted-average shares outstanding under treasury stock method	19,155	20,222
Participating securities excluded under two-class method	(65)	N/A
Adjusted weighted-average shares outstanding under two-class method	19,090	N/A

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

The Company entered into purchase agreements for 20 MD-80 aircraft during the fourth quarter of 2009.  As of March 31, 2011, the Company had taken possession of all the MD-80 aircraft under these purchase agreements but is obligated to pay $1,300 later in 2011 in accordance with the terms of these agreements.  As of March 31, 2011, the Company had placed seven of these aircraft into revenue service.  The Company expects to part-out five aircraft under these agreements and expects to place the remaining eight aircraft into revenue service to support growth through 2013.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft.  As of March 31, 2011, the Company has taken ownership of four of these aircraft, with two being closed during the first quarter of 2011.  During the first quarter of 2011, the Company leased out three of these aircraft to third parties under operating lease agreements.  The Company intends to take possession of the leased aircraft at the end of the leases terms through the third quarter of 2012.  As of March 31, 2011, the remaining contractual obligations under the purchase agreement were $19,500, to be paid in 2011 upon taking ownership of the remaining aircraft.

In March 2011, the Company entered into a use and lease agreement as a Signatory Airline with the Clark County Department of Aviation, the operator of McCarran International Airport in Las Vegas, Nevada.  As a Signatory Airline, the Company is obligated to meet specific requirements and minimum standards for passengers flown.  The Company’s operating lease obligations under this agreement are estimated to be $36,469 for the term of the agreement through June 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ended March 31, 2011 and 2010.  Also discussed is our financial position as of March 31, 2011 and December 31, 2010. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First quarter 2011 results

During the first quarter of 2011, we earned net income of $17.2 million on operating revenues of $193.2 million and achieved a 14.4% operating margin despite the rapid increase in fuel prices experienced during the quarter.  Capacity management contributed to a 92.9% scheduled service load factor and our highest quarterly total average fare of $125.22, but unit revenue increases were outpaced by the 38.0% year-over-year increase in fuel expenses.  Rising crude oil prices and the expansion of crack spreads have pushed our system average fuel cost per gallon up 32.3%, from $2.17 for the first quarter of 2010 to $2.87 for the same period in 2011.

Our strong revenue results were driven from a 13.3% increase in scheduled service revenue per available seat mile (“PRASM”) which contributed to an 11.4% increase in total scheduled service revenue and ancillary revenue per ASM (“TRASM”) for the first quarter of 2011 compared with the same period of 2010.  We believe our unit revenue gains are due to a stronger demand environment, changes in our pricing strategy and our aggressive management of capacity in our network.  In addition, an increase in third party ancillary revenue due to margin improvement on increased sales of hotel and transportation products contributed to the increase in TRASM.

During the first quarter of 2011, our operating expense per passenger, excluding fuel increased $3.07, or 5.8%, to $55.96, due to increases for salaries and benefits expense and maintenance and repairs expense.  Pilot and flight attendant agreements entered into in May and July of 2010, respectively, were the largest driver of a 19.2% increase in salaries and benefits expense, while an increase in the number of major maintenance activities and a 10.4% increase in our average number of operating aircraft were primarily repsonsible for the 27.0% increase in maintenance and repairs expense.

We borrowed $125.0 million under a senior secured term loan facility.  Our six year term loan is secured by all of our assets, excluding three of our Boeing 757-200 aircraft, with a floating interest rate.  We believe the term loan further strengthens our balance sheet and provides adequate proceeds for the funding of future capital expenditures including our MD-80 aircraft seat reconfiguration program and the purchase of the two remaining Boeing 757-200 aircraft under an existing purchase agreement.

Aircraft

Operating Fleet

During the first quarter of 2011, we temporarily grounded one MD-80 aircraft (130-seat MD-87) from service, which decreased our operating fleet to 51 aircraft at March 31, 2011.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	March 31, 2011			December 31, 2010			March 31, 2010
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(a)(c)	Lease(b)	Total
MD82/83/88s	47	2	49	47	2	49	39	4	43
MD87s	2	0	2	3	0	3	4	0	4
Total	49	2	51	50	2	52	43	4	47

________________________

(a)	Does not include aircraft owned, but not yet added to our operating fleet.

(b)	In February 2010, we exercised purchase options on two aircraft under operating leases. In October 2010, we took ownership of these aircraft.

(c)	Includes two aircraft subject to capital leases as of March 31, 2010. In September 2010, we exercised early purchase options and took ownership of these two aircraft.

Aircraft not in service

As of March 31, 2011, we owned four Boeing 757-200 aircraft, two of which were purchased during the first quarter of 2011.  Three of these aircraft have been leased out to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.  Lease revenue associated with these leased aircraft will begin to be recorded in the second quarter of 2011.  Our fourth Boeing 757-200 aircraft is expected to enter revenue service in the third quarter of 2011.

As of March 31, 2011, four of our MD-80 aircraft previously in storage are being readied for revenue service and are the first of our MD-80 aircraft being modified under our seat reconfiguration program.  These aircraft are expected to enter revenue service in the second and third quarters of 2011, but are not expected to increase the number of our in-service aircraft as they will replace in-service MD-80 aircraft which will then undergo seat reconfiguration.  We have an additional four MD-80 aircraft in storage to facilitate growth through 2012.

Network

As of March 31, 2011, we offered scheduled service from 62 small cities on 162 routes primarily into our six major leisure destinations.  Changes in our route network during the first quarter of 2011 were primarily a result of shifting routes from ten of our small cities from Orlando International Airport back to our original operational base in Orlando Sanford International Airport.  In addition, we initiated service on one route to Phoenix and one route to Tampa Bay/St. Petersburg.  The following shows the number of destinations and small cities served as of the dates indicated:

	As of March 31,	As of December 31,	As of March 31,
	2011	2010	2010

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	62	62	57
Total cities served	73	73	68

Routes to Las Vegas	45	45	39
Routes to Orlando airports (a)	29	29	30
Routes to Phoenix	28	27	20
Routes to Tampa Bay/St. Petersburg	21	20	20
Routes to Los Angeles (includes Long Beach)	17	17	11
Routes to Ft. Lauderdale	7	7	5
Other routes	15	15	9
Total routes	162	160	134

_______________________________

(a)	In February 2011, we consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.

Trends and Uncertainties

Global crude oil supply concerns and political unrest in oil producing countries continue to drive up energy prices, intensified by a weak dollar, increasing inflation concerns and expansion of crack spreads.  We anticipate higher energy costs in the near term and in an effort to drive higher unit revenues we will continue to moderate our capacity.  Our low fixed, high variable cost structure allows us to flex up our aircraft utilization to maximize profitability during peak periods and flex down when we experience revenue softness or in this extremely high fuel cost environment.  Once we believe fuel prices begin to moderate, we expect to return to our historical growth rates.

 In 2011, we expect significant investment of capital in our aircraft and aircraft improvements.  In the first quarter we completed the purchase of our third and fourth Boeing 757-200 aircraft.  We continue to work on the certification process to bring on a second fleet type onto our operating certificate and expect to have one of the four Boeing 757-200 aircraft available for charters and scheduled service in the third quarter of 2011.  Once we complete the process to add the Boeing 757-200 aircraft to our operating certificate, we plan to refocus our efforts on gaining flag carrier status and completing the ETOPS certification process in order to launch service to Hawaii in late 2012.

Our seat reconfiguration program has been initiated and we expect our first reconfigured aircraft to enter revenue service in the second quarter of 2011.  The complete fleet reconfiguration will take approximately 12 months to complete.  All of our MD-80 aircraft (excluding our MD-87 aircraft) will be reconfigured from 150 seats to 166 seats by standardizing the passenger layout accommodations which will be made possible by removing galleys, relocating lavatories and installing slim line, light weight seats.  We believe these additional 16 seats will be accretive to earnings as they will allow us to grow capacity without adding incremental aircraft into our operating fleet.  In addition we expect to realize material cost savings from the addition of these seats in the form of reduced per passenger costs and cost per available seat mile.  Four of our eight MD-80 aircraft in storage are currently being inducted to support our reconfiguration program and will be the first 166 seat reconfigured aircraft in revenue service.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.0	33.8
Salary and benefits	16.0	15.3
Station operations	8.5	9.2
Maintenance and repairs	8.4	7.5
Sales and marketing	2.7	3.0
Aircraft lease rentals	0.2	0.3
Depreciation and amortization	5.1	5.1
Other	3.7	4.4
Total operating expenses	85.6%	78.6%
Operating margin	14.4%	21.4%

Operating Revenue

Our operating revenue increased 13.9% to $193.2 million in the first quarter of 2011 from $169.6 million for the same period of 2010 primarily driven by a 7.5% increase in our total average fare from $116.49 to $125.22, along with a 6.5% increase in scheduled service passengers on a 5.2% increase in scheduled service departures.  We believe a stronger demand environment, changes in our pricing strategy and aggressive capacity management contributed to the increase in average fare and led to our single highest quarterly total average fare.

Scheduled service revenue.  Scheduled service revenue increased 16.4% to $128.5 million in the first quarter of 2011, from $110.4 million in the same period of 2010.  The increase was primarily driven by a 7.5% increase in the scheduled service average base fare for the first quarter of 2011 compared to the same period of 2010, along with a 6.5% increase in scheduled service passengers.  Passenger growth was driven by a 5.2% increase in the number of scheduled service departures and a slight increase in scheduled service load factor, up 1.2 percentage points to 92.9%.  The increase in departure growth was driven by the increase in routes to our Phoenix market and Los Angeles market (with commencement of flying to Long Beach in July 2010) and route expansion of our seasonal service during 2010.

Ancillary revenue.  Ancillary revenue increased 9.9% to $52.3 million in the first quarter of 2011 up from $47.6 million in the same period of 2010, driven by a 6.5% increase in scheduled service passengers and a 3.2% increase in ancillary revenue per scheduled passenger from $35.08 to $36.22.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended March 31,
	2011	2010	% Change
Air-related charges	$31.38	$31.44	(0.2	) %
Third party products	4.84	3.64	33.0%
Total ancillary revenue per scheduled service passenger	$36.22	$35.08	3.2%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Three months ended March 31,
(in thousands)	2011	2010	% Change
Gross ancillary revenue - third party products	$26,537	$22,489	18.0%
Cost of goods sold	(18,316)	(16,367)	11.9%
Transaction costs (a)	(1,232)	(1,180)	4.4%
Ancillary revenue - third party products	$6,989	$4,942	41.4%
As percent of gross ancillary revenue - third party	26.3%	22.0%	4.3pp

___________________________
(a)   Includes credit card fees and travel agency commissions

During the first quarter of 2011, we generated gross revenue of $26.5 million from third party products, which resulted in net revenue of $7.0 million.  Third party products increased on a per-passenger basis primarily as a result of increased margins on the sale of more hotel rooms compared to the same period in the prior year.

Fixed fee contract revenue.  Fixed fee contract revenue increased 6.7% to $12.0 million in the first quarter of 2011 from $11.3 million in the same period of 2010.  New flying under agreements with Apple Vacations (flying began in December 2010) and Peppermill Resorts Inc. (flying began in January 2011), more than offset a reduction in flying under our agreement with Caesars Entertainment Inc. (formerly Harrah’s Entertainment Inc.).  The number of block hours flown under the Caesars Entertainment Inc. agreement, were 2,047 during the first quarter of 2010, compared to 1,388 during the same period of 2011.

Other revenue.  We generated other revenue of $0.3 million in each of the first quarter of 2011 and in the same period of 2010 primarily from flight equipment leased to third parties.

Operating Expenses

Our operating expenses increased 24.0% to $165.4 million in the first quarter of 2011 compared to $133.4 million in the same period of 2010 largely due to a 38.0% increase in our fuel expense.  We primarily evaluate our expense management by comparing our costs per passenger across different periods which enables us to assess trends in each expense category.

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

	Three Months Ended March 31,		Percentage
	2011	2010	Change
Aircraft fuel	$51.40	$39.91	28.8%
Salary and benefits	20.03	18.01	11.2
Station operations	10.69	10.91	(2.0)
Maintenance and repairs	10.52	8.88	18.5
Sales and marketing	3.41	3.54	(3.6)
Aircraft lease rentals	0.20	0.35	(42.0)
Depreciation and amortization	6.42	6.05	6.2
Other	4.68	5.15	(9.1)
Operating expense per passenger	$107.36	$92.80	15.7%
Operating expense per passenger, excluding fuel	$55.96	$52.89	5.8%

The following table presents unit costs, defined as Operating expense per ASM (“CASM”), for the indicated periods. The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by available seat miles ("ASMs"). As on a per passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended March 31,				Percentage
	2011		2010		Change
Aircraft fuel	4.89	¢	3.68	¢	32.9%
Salary and benefits	1.91		1.66		15.1
Station operations	1.02		1.01		1.1
Maintenance and repairs	1.00		0.82		22.2
Sales and marketing	0.32		0.33		(3.0)
Aircraft lease rentals	0.02		0.03		(33.3)
Depreciation and amortization	0.61		0.56		8.9
Other	0.45		0.48		(6.2)
Operating expense per ASM (CASM)	10.22	¢	8.57	¢	19.4%
CASM, excluding fuel	5.33	¢	4.88	¢	9.2%

Our CASM, excluding fuel, increased 9.2% in part due to a 5.9% reduction in average block hours per aircraft per day and a 1.1% decrease in system average storage length.

Aircraft fuel expense.  Aircraft fuel expense increased $21.8 million or 38.0% to $79.2 million for the first quarter of 2011 up from $57.4 million in the same period of 2010, primarily driven by 32.3% increase in the system average cost per gallon from $2.17 to $2.87.  System departure growth of 4.6% also contributed to the aircraft fuel expense increase, which resulted in a 4.3% increase in gallons consumed, which increased from 26.4 million to 27.5 million.

Salary and benefits expense.  Salary and benefits expense increased 19.2% to $30.9 million in the first quarter of 2011 up from $25.9 million in the same period of 2010.  Our salary and benefits expense per full-time equivalent increased 18.3% year-over-year as a result of our new pilot and flight attendant compensation agreements which went into effect in May and July 2010, respectively, along with higher medical insurance premiums and increased 401(k) contributions and employer taxes.  These increases were offset by a decrease in our accrued bonus expense driven by the year-over-year decrease in first quarter operating income.

Station operations expense.  Station operations expense increased 5.0% to $16.5 million in the first quarter of 2011 compared to $15.7 million in the same period of 2010 as a result of a 4.6% increase in system departures.  In February 2011, we consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.  Although initial cost savings from this consolidation are relatively minimal, the consolidation will help reduce operational complexity for our east coast operations.

Maintenance and repairs expense.  Maintenance and repairs expense increased 27.0% to $16.2 million in the first quarter of 2011 compared to $12.8 million in the same period of 2010.  The increase was attributable to major maintenance activity for airframe checks and engine overhauls along with the growth of our operating fleet.  Our average number of operating aircraft increased 10.4% year-over-year from 46.2 to 51.0.  In late 2010, we decided to alter our approach to engine overhauls and replacements and now expect to manage our engines through a combination of performing service overhauls on some units and purchasing engines to replace others.  We expect to recognize expenses of between $20.0 million and $25.0 million in 2011 for the overhaul or repair of 30 – 35 MD-80 engines.  This compares to $5.0 million of engine overhaul costs incurred during 2010. We expect most of these expenses will be recognized during the second and third quarters of 2011.

Sales and marketing expense.  Sales and marketing expense increased 3.3% to $5.3 million in the first quarter of 2011 compared to $5.1 million for the same period of 2010.  The increase was due to higher credit card transaction costs associated with the 14.4% increase in scheduled service revenue and ancillary revenue.  The increase in transaction costs was partially offset by reductions in small city advertising expenses and credit card rates resulting from the transition to a new credit card processor in July 2010.

Aircraft lease rentals expense.  Aircraft lease rentals decreased to $0.3 million in the first quarter of 2011 from $0.5 million in the same period of 2010.  Two aircraft were under operating lease agreements during the first quarter of 2011 while four aircraft were under operating lease agreements for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $9.9 million in the first quarter of 2011 from $8.7 million for the same period of 2010, an increase of 13.8%, driven by a 10.4% increase in the number of average operating aircraft.  Additional depreciation expense related to Boeing 757-200 aircraft not in revenue service and leased to third parties was recognized during the first quarter of 2011 in connection with the lease out of such aircraft during the quarter.

Other expense.  Other expense remained relatively flat, with a slight decrease to $7.2 million in the first quarter of 2011 compared to $7.4 million in the same period of 2010.  We continue to incur pre-operating expenses associated with the certification process for the Boeing 757-200 aircraft type which began in the first quarter of 2010.  An increase in these pre-operating expenses along with an increase in other administrative expenses were offset by a lower loss from disposal of flight equipment, which were $0.8 million in the first quarter of 2010 and $0.1 million in the same period of 2011.

Other (Income) Expense

Other (income) expense was a net other expense of $0.5 million in each of the first quarter of 2010 and first quarter of 2011.  A reduction in interest income earned on cash balances in the first quarter of 2011 compared to the same period of 2010 was offset by a reduced loss from our unconsolidated affiliates during the quarter compared to the prior year.

Income Tax Expense

Our effective income tax rate was 37.2% for the first quarter of 2011 compared to 36.8% for the same period of 2010. The higher effective tax rate for the first quarter of 2011 was largely due to the geographic mix of our flying, with increased flying in certain states, and the impact this had on the state income tax portion of the tax provision. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Percent
	2011	2010	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,540,621	1,437,459	7.2
Revenue passenger miles (RPMs) (thousands)	1,450,110	1,373,756	5.6
Available seat miles (ASMs) (thousands)	1,617,786	1,557,186	3.9
Load factor	89.6%	88.2%	1.4
Operating revenue per ASM (RASM)** (cents)	11.94	10.89	9.6
Operating expense per ASM (CASM) (cents)	10.22	8.57	19.3
Fuel expense per ASM (cents)	4.89	3.68	32.9
Operating CASM, excluding fuel (cents)	5.33	4.88	9.2
Operating expense per passenger	$107.36	$92.80	15.7
Fuel expense per passenger	$51.40	$39.91	28.8
Operating expense per passenger, excluding fuel	$55.96	$52.89	5.8
Departures	12,237	11,700	4.6
Block hours	29,366	28,244	4.0
Average stage length (miles)	885	895	(1.1)
Average number of operating aircraft during period	51.0	46.2	10.4
Total aircraft in service end of period	51	47	8.5
Average departures per aircraft per day	2.7	2.8	(3.6)
Average block hours per aircraft per day	6.4	6.8	(5.9)
Full-time equivalent employees at period end	1,615	1,602	0.8
Fuel gallons consumed (thousands)	27,546	26,402	4.3
Average fuel cost per gallon	$2.87	$2.17	32.3

Scheduled service statistics:
Passengers	1,444,198	1,356,610	6.5
Revenue passenger miles (RPMs) (thousands)	1,360,810	1,307,966	4.0
Available seat miles (ASMs) (thousands)	1,465,028	1,426,546	2.7
Load factor	92.9%	91.7%	1.2
Departures	10,603	10,081	5.2
Average passengers per departure	136	135	0.7
Block hours	26,244	25,355	3.5
Yield (cents)	9.45	8.44	12.0
Scheduled service revenue per ASM (PRASM) (cents)	8.77	7.74	13.3
Total ancillary revenue per ASM** (cents)	3.57	3.34	6.9
Total revenue per ASM (TRASM)** (cents)	12.34	11.08	11.4
Average fare — scheduled service	$89.00	$81.40	9.3
Average fare — ancillary air-related charges	$31.38	$31.44	(0.2)
Average fare — ancillary third party products	$4.84	$3.64	33.0
Average fare — total	$125.22	$116.49	7.5
Average stage length (miles)	921	945	(2.5)
Fuel gallons consumed (thousands)	24,719	23,706	4.3
Average fuel cost per gallon	$3.11	$2.32	34.1
Percent of sales through website during period	89.9%	88.3%	1.6
__________________________
* Except load factor and percent of sales through website, which is percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments increased from $171.6 million at December 31, 2010 to $327.3 million at March 31, 2011.  Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities classified as available-for-sale.

During the first quarter of 2011, we augmented our liquidity with cash generated from the $125.0 million borrowed under a senior secured term loan facility (“Term Loan”).  Proceeds from the Term Loan received during the quarter will be used to fund future capital expenditure programs and general corporate purposes.  Our net cash provided by financing activities along with sources of funds from operations more than offset our investing activities for the quarter.  The uses of funds from investing activities were primarily for capital expenditures incurred during the quarter and the short-term investment of proceeds from the Term Loan.  We believe we have more than adequate liquidity resources through our operating cash flows and the proceeds from the Term Loan to meet our future capital obligations.

Sources and Uses of Cash

Operating Activities:  During the three months ended March 31, 2011, our operating activities provided $79.7 million of cash compared to $68.8 million during the same period of 2010.  The cash flows provided by operations for the period in 2011 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  An increase in the air traffic liability compared with the same period in 2010 was the principal factor in higher cash flows provided by operations for the three months ended March 31, 2011 in comparison to the prior year.

Investing Activities:  Cash used in investing activities for the three months ended March 31, 2011 was $190.3 million compared to $18.1 million of cash used in investing activities in the same period of 2010.  During the three months ended March 31, 2011, our primary use of cash was for the investment of proceeds from the Term Loan in short-term investments and the purchase of property and equipment of $40.5 million.  Purchases of property and equipment during the first quarter of 2011 consisted primarily of the cash purchase of two Boeing 757-200 aircraft, along with other engine and flight equipment purchases.  During the three months ended March 31, 2010, our primary use of cash was for the purchase of property and equipment of $44.0 million, which was offset by proceeds from maturities of available-for-sale securities, net of purchases, of $25.7 million.  Purchases of property and equipment during the first quarter of 2010 consisted primarily of the cash purchase of six MD-80 aircraft, two Boeing 757-200 aircraft, and pre-delivery deposits on undelivered Boeing 757-200 aircraft.

Financing Activities:  Cash provided by financing activities for the three months ended March 31, 2011 was $113.2 million, compared to $7.2 million of cash which was used in financing activities for the same period in 2010.  Net of deferred financing costs, we received $122.7 million from the Term Loan along with proceeds from the issuance of notes payable associated with a $7.0 million secured loan.  Cash received from these financing activities was offset by $16.3 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of March 31, 2011 and the periods in which payments are due (in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations (1)	$188,075	$10,776	$41,397	$16,499	$119,403
Operating lease obligations (2)	60,290	9,982	28,690	17,987	3,631
Aircraft purchase obligations (3)	20,850	20,850	-	-	-
Total future payments on contractual obligations	$269,215	$41,608	$70,087	$34,486	$123,034
________________

(1)
Amounts for long-term debt obligations represent contractual amounts due, including interest.  Fixed rate debt includes scheduled interest payments.  Interest on variable rate debt was estimated using interest rates in effect as of March 31, 2011.

(2)
Operating lease obligations include aircraft operating leases and leases of office space and airport station property.  Certain lease rates included in operating leases for airport station property are adjusted with estimation for these periods based on rates in effect as of March 31, 2011.

(3)	Aircraft purchase obligations under existing aircraft purchase agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There has been no material change to these policies for the three months ended March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including changes in interest rates and commodity prices (specifically, aircraft fuel).  The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 47.9% of our operating expenses during the three months ended March 31, 2011.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2011, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $7.9 million for the three months ended March 31, 2011.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $115.9 million, and short term investments of $189.9 million at March 31, 2011.  We invest available cash in investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2011 would not have had a significant impact on our interest income.

In March 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”) which bears variable-rate interest.  As a result of the Term Loan, we had $124.4 million of variable-rate debt as of March 31, 2011.  A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2011 would not have had a significant impact on our interest expense.  Also, a hypothetical 100 basis point change in market rates would not have a significant impact on our earnings or cash flow associated with our variable-rate debt.

We had $19.4 million, including current maturities, of fixed-rate debt as of March 31, 2011.  A hypothetical 100 basis point change in market interest rates as of March 31, 2011, would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on March 11, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the first quarter of 2011.  All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2011	—	$ N/A	None	$46,426,175
February 2011	5,890	41.54	None	46,426,175
March 2011	—	N/A	None	46,426,175
Total	5,890	$41.54	None	$46,426,175

(1)  Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by   the Board of Directors under a share repurchase program.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1
Credit Agreement dated as of March 10, 2011 between the Company, the Lenders, Citadel Securities Trading LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent for the Lenders.  (3)

10.2	Guarantee and Collateral Agreement dated as of March 10, 2011 between the Company and The Bank of New York Mellon, collateral agent. (3)
10.3	Aircraft Security Agreement dated as of March 10, 2011 between the Company and The Bank of New York Mellon, collateral agent. (3)
10.4	Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
______________________________

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit filed to the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.
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

ALLEGIANT TRAVEL COMPANY

Date: May 10, 2011	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer