Form 10-Q
period 2011-06-30
Allegiant Travel CO
filed 2011-08-09
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2011 was 19,056,760.

Allegiant Travel Company

Form 10-Q
June 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
	June 30,	December 31,
	2011	2010
	(unaudited)

Current assets:
Cash and cash equivalents	$172,204	$113,293
Restricted cash	20,383	21,287
Short-term investments	145,109	37,000
Accounts receivable, net	9,430	7,852
Expendable parts, supplies and fuel, net of allowance for obsolescence of $260 and $170 at June 30, 2011 and December 31, 2010, respectively	17,052	13,383
Prepaid expenses	26,126	24,071
Deferred income taxes	98	-
Other current assets	1,543	2,517
Total current assets	391,945	219,403
Property and equipment, net	294,329	267,298
Investment in and advances to unconsolidated affiliates, net	5,123	1,983
Deposits and other assets	10,581	12,582
Total assets	$701,978	$501,266

Current liabilities:
Current maturities of long term debt	$6,195	$16,532
Accounts payable	39,229	24,759
Accrued liabilities	18,594	23,679
Air traffic liability	141,882	101,397
Deferred income taxes	297	246
Total current liabilities	206,197	166,613
Long-term debt and other long-term liabilities:
Long term debt, net of current maturities	136,142	11,604
Deferred income taxes	31,304	25,314
Total liabilities	373,643	203,531
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,542,685 and 21,455,634 shares issued; 19,051,260 and 19,005,821 shares outstanding, as of June 30, 2011 and December 31, 2010, respectively	22	21
Treasury stock, at cost, 2,491,425 and 2,449,813 shares at June 30, 2011 and December 31, 2010, respectively	(97,713)	(95,913)
Additional paid in capital	183,968	180,704
Accumulated other comprehensive income (loss)	23	(9)
Retained earnings	242,035	212,932
Total stockholders' equity	328,335	297,735
Total liabilities and stockholders' equity	$701,978	$501,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

OPERATING REVENUE:
Scheduled service revenue	$133,309	$107,452	$261,842	$217,886
Ancillary revenue:
Air-related charges	45,991	43,501	91,307	86,151
Third party products	8,291	7,152	15,280	12,094
Total ancillary revenue	54,282	50,653	106,587	98,245
Fixed fee contract revenue	9,470	9,903	21,492	21,170
Other revenue	3,388	342	3,759	686
Total operating revenue	200,449	168,350	393,680	337,987

OPERATING EXPENSES:
Aircraft fuel	86,454	62,222	165,641	119,588
Salary and benefits	29,884	26,764	60,749	52,656
Station operations	16,553	15,493	33,026	31,175
Maintenance and repairs	20,132	14,669	36,347	27,439
Sales and marketing	5,407	4,118	10,657	9,201
Aircraft lease rentals	330	571	645	1,078
Depreciation and amortization	10,156	8,351	20,046	17,042
Other	10,821	8,081	18,030	15,482
Total operating expenses	179,737	140,269	345,141	273,661
OPERATING INCOME	20,712	28,081	48,539	64,326

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(20)	(33)	(14)	109
Interest income	(386)	(344)	(662)	(755)
Interest expense	2,235	655	3,031	1,404
Total other (income) expense	1,829	278	2,355	758
INCOME BEFORE INCOME TAXES	18,883	27,803	46,184	63,568
PROVISION FOR INCOME TAXES	6,934	10,241	17,082	23,406
NET INCOME	$11,949	$17,562	$29,102	$40,162
Earnings per share to common stockholders:
Basic	$0.63	$0.88	$1.53	$2.02
Diluted	$0.62	$0.87	$1.52	$1.99
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,931	19,805	18,920	19,805
Diluted	19,131	20,170	19,116	20,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$29,102	$40,162

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,046	17,042
Loss on aircraft and other equipment disposals	3,816	1,468
Provision for obsolescence of expendable parts, supplies and fuel	90	90
Amortization of deferred financing costs and original issue discount	150	-
Stock compensation expense	2,387	2,140
Deferred income taxes	5,943	(2,271)
Excess tax benefits from stock option exercises	(173)	(667)
Changes in certain assets and liabilities:
Restricted cash	904	(2,570)
Accounts receivable	(1,578)	(631)
Expendable parts, supplies and fuel	(3,759)	(3,781)
Prepaid expenses	(2,055)	(23,891)
Other current assets	(303)	459
Accounts payable	14,514	5,951
Accrued liabilities	(5,299)	(8,472)
Air traffic liability	40,485	28,271
Net cash provided by operating activities	104,270	53,300
INVESTING ACTIVITIES:
Purchase of short-term investments	(212,013)	(49,915)
Proceeds from maturities of short-term investments	103,938	159,746
Purchase of property and equipment, including pre-delivery deposits	(51,246)	(63,294)
Proceeds from sale of property and equipment	230	-
Investment in unconsolidated affiliates, net	(3,140)	(463)
Decrease in deposits and other assets	5,608	28
Net cash (used in) provided by investing activities	(156,623)	46,102
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	-	(14,942)
Excess tax benefits from stock option exercises	173	667
Proceeds from exercise of stock options	1,047	2,881
Proceeds from exercise of warrants	-	715
Proceeds from the issuance of long term debt	132,000	-
Repurchase of common stock	(1,800)	(13,149)
Principal payments on long term debt	(17,831)	(11,693)
Payments for deferred financing costs	(2,325)	-
Net cash provided by (used in) financing activities	111,264	(35,521)
Net change in cash and cash equivalents	58,911	63,881
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,293	90,239
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,204	$154,120

NON-CASH TRANSACTIONS:
Deposits applied against flight equipment purchase	$1,277	$-

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

Note 2 — Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” which amends Topic 220 in the FASB Accounting Standards Codification (“ASC”) for the presentation of comprehensive income in the financial statements.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income.  The adoption of this updated guidance will impact the presentation of the Company’s consolidated financial statements, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This requirement will become effective on a retrospective basis at the beginning of the Company’s 2012 fiscal year.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Topic 820 in the ASC and relates to a major convergence project of the FASB and the International Accounting Standards Board to improve IFRS and U.S. GAAP.  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company is currently evaluating the guidance and has not yet determined the impact on its consolidated financial statements.

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

Note 3 — Short-Term Investments

The Company’s investments in marketable debt and equity securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Short-term investments consisted of the following:

	As of June 30, 2011				As of December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Debt securities issued by states of the United States and political subdivisions of the states	$73,571	$44	$(7)	$73,608	$32,140	$2	$(10)	$32,132
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	2,703	-	-	2,703	-	-	-	-
Commercial paper	42,902	24	(8)	42,918	-	-	-	-
Corporate debt securities	25,898	-	(18)	25,880	4,870	-	(2)	4,868
Total	$145,074	$68	$(33)	$145,109	$37,010	$2	$(12)	$37,000

The cost of marketable securities sold is determined by the specific identification method with any realized gains or losses reflected in income.  The Company had no realized gains or losses during the three and six months ended June 30, 2011 and 2010.

The Company believes unrealized losses related to debt securities are not other-than-temporary. Debt securities in an unrealized loss position primarily included investments in municipal bonds and corporate debt securities.

Short-term investments had the following maturities as of June 30, 2011:

Maturities	Amount
Year 2011	$79,437
Year 2012	65,672
Thereafter	—
Total	$145,109

Note 4 — Long-Term Debt

Long-term debt consists of the following:

	As of June 30,	As of December 31,
	2011	2010

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$124,095	$-
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	6,608	-
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	11,634	13,224
Notes payable, secured by aircraft, interest at 6%, due April 2012	-	6,437
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	-	6,209
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	-	1,616
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	-	650
Total long-term debt	142,337	28,136
Less current maturities	(6,195)	(16,532)
Long-term debt, net of current maturities	$136,142	$11,604

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

As of June 30, 2011, management believes the Company was in compliance with all covenants under the Term Loan.

Other

In March 2011, the Company borrowed $7,000 under a loan agreement secured by one Boeing 757-200 aircraft purchased in February 2011.  The note payable issued under the loan agreement bears interest at 6.28% per annum and is payable in monthly installments through March 2015.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  During the three months ended June 30, 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493.  No share repurchases were made under the program during the first quarter of 2011.  During the six months ended June 30, 2010, the Company repurchased 252,648 shares through open market purchases at an average cost of $51.98 per share for a total expenditure of $13,133.  During the three months ended June 30, 2010, the Company repurchased 197,046 shares at an average cost of $52.18 per share for a total expenditure of $10,281.  As of June 30, 2011, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

Note 6 – Comprehensive Income

The components of comprehensive income included the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net income	$11,949	$17,562	$29,102	$40,162
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	40	(26)	32	(103)
Total comprehensive income	$11,989	$17,536	$29,134	$40,059

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

As of June 30, 2011, the Company held cash equivalents and short-term investments that are required to be measured at fair value on a recurring basis. Cash equivalents and short-term investments consist of short-term, highly liquid, income-producing investments.  Cash equivalents have maturities of three months or less, while the short-term investments have maturities of greater than three months. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and short-term investments.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities, U.S. government corporation agency debt securities and commercial paper which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using

Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$80,859	$80,859	$-	$-
Municipal debt securities	67,878	-	67,878	-
Commercial paper	3,000	-	3,000	-
Total cash equivalents	151,737	80,859	70,878	-
Short-term investments
Corporate debt securities	25,880	-	25,880	-
Municipal debt securities	73,608	-	73,608	-
Commercial paper	42,918	-	42,918	-
Government debt securities	2,703	-	2,703	-
Total short-term investments	145,109	-	145,109	-

Total cash equivalents and short-term investments	$296,846	$80,859	$215,987	$-

		Fair Value Measurements at Reporting Date Using

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$4,390	$4,390	$-	$-
Municipal debt securities	100,127	-	100,127	-
Total cash equivalents	104,517	4,390	100,127	-
Short-term investments
Corporate debt securities	$4,868	-	4,868	-
Municipal debt securities	32,132	-	32,132	-
Total short-term investments	37,000	-	37,000	-

Total cash equivalents and short-term investments	$141,517	$4,390	$137,127	$-

There were no significant transfers between Level 1 and Level 2 assets for the three or six month periods ended June 30, 2011 and 2010.

The carrying value for all long-term debt, including current maturities, owed by the Company as of June 30, 2011 and December 31, 2010, approximates fair value.

Note 8 — Income Taxes

For the three and six months ended June 30, 2011, the Company did not have any material changes to its unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest or penalties at June 30, 2011.

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

Both methods resulted in the same diluted net income per share for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011.  For the six months ended June 30, 2010, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic:
Net income	$11,949	$17,562	$29,102	$40,162
Less: Net income allocated to participating securities	(73)	(110)	(165)	(207)
Net income attributable to common stock	$11,876	$17,452	$28,937	$39,955
Net income per share, basic	$0.63	$0.88	$1.53	$2.02

Weighted-average shares outstanding	18,931	19,805	18,920	19,805

Diluted:
Net income	11,949	17,562	29,102	40,162
Less: Net income allocated to participating securities	-	-	-	(204)
Net income attributable to common stock	11,949	17,562	29,102	39,958
Net income per share, diluted	$0.62	$0.87	$1.52	$1.99

Weighted-average shares outstanding	18,931	19,805	18,920	19,805
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock appreciation rights	200	365	196	313
Adjusted weighted-average shares outstanding under treasury stock method	19,131	20,170	19,116	20,118
Participating securities excluded under two-class method	N/A	N/A	N/A	(48)
Adjusted weighted-average shares outstanding under two-class method	N/A	N/A	N/A	20,070

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft.  As of June 30, 2011, the Company has taken ownership of four of these aircraft.  As of June 30, 2011, the remaining contractual obligations under the purchase agreement were $19,500, to be paid in 2011 upon taking ownership of the remaining aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ended June 30, 2011 and 2010.  Also discussed is our financial position as of June 30, 2011 and December 31, 2010. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second quarter 2011 results

During the second quarter of 2011, we earned net income of $11.9 million on operating revenues of $200.4 million and achieved a 10.3% operating margin despite significantly higher fuel costs.  We attained quarterly operating revenues greater than $200.0 million for the first time in our history.  Capacity management contributed to a 92.0% scheduled service load factor and quarterly total average fare of $128.30.  The quarterly total average fare increased $20.76 year-over-year, which more than offset the $15.08 fuel expense per passenger increase we experienced during the second quarter of 2011 compared to the same period in 2010.  Rising crude oil prices and the expansion of crack spreads have pushed our system average fuel cost per gallon up 41.2%, from $2.28 for the second quarter of 2010 to $3.22 for the same period in 2011.

Our continued strong revenue results were driven by a 27.5% increase in scheduled service revenue per available seat mile (“PRASM”).  In addition to the PRASM increase, strong third party ancillary product sales for hotel rooms contributed to a 21.9% increase in total scheduled service revenue and ancillary revenue per ASM (“TRASM”) for the second quarter of 2011 compared with the same period of 2010.  We believe our unit revenue production was due to a strong leisure demand environment, changes to our pricing strategy and our aggressive capacity management.

During the second quarter of 2011, our operating expense per passenger, excluding fuel increased $9.20, or 18.2%, to $59.81, due primarily to restriction of capacity and increases in maintenance and repairs expense and salary and benefits expense and losses from the disposal of one MD-87 aircraft and impairment of engine values in our consignment program.  Maintenance and repairs expense increased 37.2% primarily driven by increased engine overhauls for the quarter compared to the prior year.  In late 2010, we decided to alter our approach to engine overhauls and replacements and now expect to manage our engines through a combination of performing service overhauls on some units and purchasing engines to replace others.  Pilot and flight attendant agreements entered into in May and July of 2010, respectively, continue to be the largest driver of an 11.7% increase in salary and benefits expense.

Aircraft

Operating Fleet

There were no changes to our operating fleet during the second quarter of 2011.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	June 30, 2011			December 31, 2010			June 30, 2010
	Own(a)	Lease	Total	Own(a)	Lease	Total	Own(a)(c)	Lease(b)	Total
MD82/83/88s	47	2	49	47	2	49	43	4	47
MD87s	2	0	2	3	0	3	3	0	3
Total	49	2	51	50	2	52	46	4	50

(a)	Does not include aircraft owned, but not yet added to our operating fleet. See below for further information on our aircraft not yet in our operating fleet.

(b)	In February 2010, we exercised purchase options on two aircraft under operating leases. In October 2010, we took ownership of these aircraft.

(c)	Includes two aircraft subject to capital leases as of June 30, 2010. In September 2010, we exercised early purchase options and took ownership of these two aircraft.

MD-80 Aircraft not in service

As of June 30, 2011, four of our MD-80 aircraft previously in storage are being prepared for revenue service and are the first of our MD-80 aircraft being modified to a 166 seat reconfiguration.  These aircraft are expected to enter revenue service in the third quarter of 2011, but are not expected to increase the number of in-service aircraft as they will replace in-service MD-80 aircraft which will then undergo seat reconfiguration.  We expect to maintain 51 MD-80 aircraft in our operating fleet through the completion of our seat reconfiguration program.  At completion of the program, our operating fleet is expected to increase by four MD-80 aircraft and will include a total of 55 MD-80 aircraft.  There are also an additional four MD-80 aircraft in storage which could be used for future growth requirements.

Boeing 757-200 Aircraft

As of June 30, 2011, we owned four Boeing 757-200 aircraft.  Three of these aircraft have been leased out to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

In July 2011, we obtained approval from the Federal Aviation Administration (“FAA”) to begin operating the Boeing 757-200 aircraft type in our operating fleet.  We have begun revenue service for one Boeing 757-200 aircraft on two existing Las Vegas routes.  In addition to the three Boeing 757-200 aircraft currently leased out to third parties, we are committed to the purchase of two Boeing 757-200 aircraft which is expected to take place during the fourth quarter of 2011, with introduction of these aircraft into our fleet during the first quarter of 2012.  We have now focused our efforts on gaining flag carrier status and completing the ETOPS certification process in order to launch service with our Boeing 757-200 aircraft to Hawaii in the second half of 2012.

Network

As of June 30, 2011, we offered scheduled service from 62 small cities on 162 routes primarily into our six major leisure destinations.  Changes in our route network during the second quarter of 2011 included the initiation of service on two routes to Orlando and the discontinuance of one route to Las Vegas.  The following shows the number of destinations and small cities served and routes operated as of the dates indicated:

	As of June 30,	As of December 31,	As of June 30,
	2011	2010	2010

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	62	62	58
Total cities served	73	73	69

Routes to Las Vegas	45	45	40
Routes to Orlando airports (a)	29	29	30
Routes to Phoenix	28	27	21
Routes to Tampa Bay/St. Petersburg	21	20	20
Routes to Los Angeles (includes Long Beach)	17	17	14
Routes to Ft. Lauderdale	7	7	5
Other routes	15	15	13
Total routes	162	160	143

(a)	In February 2011, we consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.

Trends and Uncertainties

Global financial concerns and instability in oil producing countries continue to drive high energy prices.  We anticipate these high energy prices to continue in the near term and in an effort to drive higher unit revenues we currently plan to continue to moderate our capacity.  Our low fixed, high variable cost structure allows us to flex up our aircraft utilization to maximize profitability during peak periods and flex down when we experience revenue softness or in this high fuel cost environment.  We believe the additional seats from both our MD-80 seat reconfiguration program and the Boeing 757-200 aircraft being added to our operating fleet will allow for conservative growth in this current fuel environment.  Once fuel prices begin to moderate, we expect to return to our historical growth rates.

As we have disclosed in the past, we view 2011 as a transition year for us.  We continue to invest significant capital into aircraft and aircraft improvements.  These include capital expenditures for the purchase of the two remaining Boeing 757-200 under contract and the 166 seat reconfiguration program of our MD-80 aircraft.  The Boeing 757-200 aircraft and the seat reconfiguration program will provide opportunities for significant revenue growth if we can maintain our high load factors at acceptable fares.  In addition, we will incur maintenance and repairs expenses associated with increased engine overhauls from our new MD-80 engine maintenance strategy.  Furthermore, we continue our focus on revenue growth from third party products and are committed to the enhancement of software capabilities to provide additional product offerings.

We believe our cash flow from operations along with the proceeds received under the senior secured term loan facility (“Term Loan”) in the first quarter of 2011 will provide more than adequate liquidity resources to meet the funding needs from these capital investments to support future growth.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	43.1	37.0
Salary and benefits	14.9	15.9
Station operations	8.3	9.2
Maintenance and repairs	10.1	8.7
Sales and marketing	2.7	2.4
Aircraft lease rentals	0.1	0.3
Depreciation and amortization	5.1	5.0
Other	5.4	4.8
Total operating expenses	89.7%	83.3%
Operating margin	10.3%	16.7%

Operating Revenue

Our operating revenue increased 19.1% to $200.4 million for the three months ended June 30, 2011 from $168.4 million for the same period of 2010 primarily driven by a 19.2% increase in our average total fare from $107.63 to $128.30.  These strong revenue results were produced with no scheduled service passenger growth or departure growth.  We believe a stronger demand environment, changes in our pricing strategy and aggressive capacity management contributed to the increased fare performance.  The average total fare of $128.30 increased sequentially from the $125.22 during first quarter of 2011 to be our single highest quarter average fare.

Scheduled service revenue.  Scheduled service revenue increased 24.1% to $133.3 million for the three months ended June 30, 2011, from $107.5 million in the same period of 2010.  The increase was primarily driven by a 24.6% increase in the scheduled service average base fare.

Ancillary revenue.  Ancillary revenue increased 7.2% to $54.3 million for the three months ended June 30, 2011 up from $50.7 million in the same period of 2010, driven by a 7.7% increase in ancillary revenue per scheduled passenger from $34.48 to $37.13.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	June 30,
	2011	2010	% Change
Air-related charges	$31.45	$29.61	6.2%
Third party products	5.68	4.87	16.6%
Total ancillary revenue per scheduled service passenger	$37.13	$34.48	7.7%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Three months ended
	June 30,
(in thousands)	2011	2010	% Change
Gross ancillary revenue - third party products	$29,547	$25,859	14.3%
Cost of goods sold	(20,046)	(17,609)	13.8%
Transaction costs (a)	(1,210)	(1,098)	10.2%
Ancillary revenue - third party products	$8,291	$7,152	15.9%
As percent of gross ancillary revenue - third party	28.1%	27.7%	0.4 pp

(a)   Includes credit card fees and travel agency commissions

During the three months ended June 30, 2011, we generated gross revenue of $29.5 million from third party products, which resulted in net revenue of $8.3 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room production and margin expansion compared to the same period in the prior year.  The largest contributor to the year-over-year increase was for hotel room sales in leisure destinations outside of Las Vegas.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 4.4% to $9.5 million for the three months ended June 30, 2011, from $9.9 million in the same period of 2010.  The number of total fixed fee block hours flown was relatively flat with a reduction in block hours flown under the Caesars Entertainment Inc. (“Caesars”) agreement, offset by an increase in flying under other agreements including Apple Vacations (flying began in December 2010) and Peppermill Resorts Inc. (flying began in January 2011).  The decreased fixed fee revenue on flat total block hours was driven by lower per-block hour rate from certain fixed fee agreements as a result of higher fuel costs which are reimbursed to us.

Other revenue.  We generated other revenue of $3.4 million for the three months ended June 30, 2011 compared to $0.3 million in the same period of 2010 primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

Operating Expenses

Our operating expenses increased 28.1% to $179.7 million for the three months ended June 30, 2011 compared to $140.3 million in the same period of 2010 largely due to a 38.9% increase in our fuel expense and a 37.2% increase in maintenance and repairs expense.  We primarily evaluate our expense management by comparing our costs per passenger across different periods which enables us to assess trends in each expense category.

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

	Three Months Ended June 30,		Percentage
	2011	2010	Change
Aircraft fuel	$55.43	$40.35	37.4%
Salary and benefits	19.16	17.35	10.4
Station operations	10.61	10.05	5.6
Maintenance and repairs	12.91	9.51	35.8
Sales and marketing	3.47	2.67	29.8
Aircraft lease rentals	0.21	0.37	(43.2)
Depreciation and amortization	6.51	5.42	20.2
Other	6.94	5.24	32.4
Operating expense per passenger	$115.24	$90.96	26.7%
Operating expense per passenger, excluding fuel	$59.81	$50.61	18.2%

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

	Three Months Ended June 30,				Percentage
	2011		2010		Change
Aircraft fuel	5.48	¢	3.89	¢	41.1%
Salary and benefits	1.90		1.66		13.4
Station operations	1.05		0.97		8.5
Maintenance and repairs	1.28		0.92		39.1
Sales and marketing	0.34		0.26		33.3
Aircraft lease rentals	0.02		0.04		(50.0)
Depreciation and amortization	0.64		0.52		23.5
Other	0.69		0.50		36.0
Operating expense per ASM (CASM)	11.40	¢	8.76	¢	30.1%
CASM, excluding fuel	5.92	¢	4.87	¢	21.6%

Our CASM, excluding fuel, increased 21.6%, primarily from increases in maintenance and repairs expense, salary and benefits expense and losses from the disposal of one MD-87 aircraft and impairment of engine values in our consignment program.  A 3.6% reduction in average departures per aircraft per day and a 2.4% decrease in system average stage length also contributed to a decrease in ASMs and an increase in CASM, excluding fuel.

Aircraft fuel expense.  Aircraft fuel expense increased $24.2 million or 38.9% to $86.5 million for the three months ended June 30, 2011 up from $62.2 million in the same period of 2010, primarily driven by 41.2% increase in the system average cost per gallon from $2.28 to $3.22.  The expansion of crack spreads for jet fuel continued to impact our system average cost per gallon during the second quarter of 2011.  There was a slight decrease in gallons consumed, from 27.3 million to 26.9 million as system departures were relatively flat, year-over-year.

Salary and benefits expense.  Salary and benefits expense increased 11.7% to $29.9 million for the three months ended June 30, 2011 up from $26.8 million in the same period of 2010 despite the effect of a reduced number of employees.  Our salary and benefits expense per full-time equivalent employee increased 17.4% year-over-year primarily as a result of our new pilot and flight attendant compensation agreements which went into effect in May and July 2010, respectively, along with higher medical insurance premiums and increased 401(k) contributions and employer taxes.  The number of full-time equivalent employees decreased from 1,639 at June 30, 2010 to 1,559 at June 30, 2011 driven by the outsourcing of our station operations in Las Vegas.

Station operations expense.  Station operations expense increased 6.8% to $16.6 million for the three months ended June 30, 2011 compared to $15.5 million in the same period of 2010.  With system departures relatively flat year-over-year, our station operations expense per departure increased 6.3% from the outsourcing of our station operations in Las Vegas, along with increases in ground handling fees at several airports where we operate.  Our station operations expense per departure in Las Vegas is offset by lower salary and benefits expense from our reduced number of full-time equivalent employees.

Maintenance and repairs expense.  Maintenance and repairs expense increased 37.2% to $20.1 million for the three months ended June 30, 2011 compared to $14.7 million in the same period of 2010.  The increase was primarily a result of increased engine overhauls and repairs of $2.3 million during the quarter compared to the prior year, along with the repair of rotable parts and usage of expendable parts associated with our increase in average number of aircraft in service to 51.0 for the three months ended June 30, 2011 compared to 47.9 in the same period of 2010.  The increase in engine overhauls and repairs was driven by a new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.

Sales and marketing expense.  Sales and marketing expense increased 31.3% to $5.4 million for the three months ended June 30, 2011 compared to $4.1 million for the same period of 2010.  The increase was primarily due to higher credit card transaction costs associated with the 18.7% increase in scheduled service revenue and ancillary revenue and an increase in advertising expenses.

Aircraft lease rentals expense.  Aircraft lease rentals decreased to $0.3 million in the first quarter of 2011 from $0.6 million in the same period of 2010.  Two aircraft were under operating lease agreements during the three months ended June 30, 2011 while four aircraft were under operating lease agreements for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $10.2 million for the three months ended June 30, 2011 from $8.4 million for the same period of 2010, an increase of 21.6%, primarily driven by a 6.5% increase in the average number of operating aircraft and the depreciation expense from three leased Boeing 757-200 aircraft. We will begin to depreciate our fourth Boeing 757-200 aircraft in third quarter 2011 as it entered service in July 2011. Excluding depreciation for non revenue service aircraft (three leased Boeing 757-200 aircraft), depreciation expense per aircraft would have been in line with our year-over-year growth in number of in service aircraft.

Other expense.  Other expense increased by 33.9% to $10.8 million for the three months ended June 30, 2011 compared to $8.1 million in the same period of 2010.  The increase was primarily driven from the write-down of engine values in our consignment program and losses associated with one MD-87 aircraft we permanently grounded during the quarter and the disposal of one engine.

Other (Income) Expense

Other (income) expense increased from a $0.3 million net other expense for the three months ended June 30, 2010 to $1.8 million net other expense for the same period in 2011.  The increase was due to a $1.6 million increase in interest expense for the second quarter in 2011 associated with the $125.0 million borrowed under the Term Loan in March 2011.

Income Tax Expense

Our effective income tax rate was 36.7% for the three months ended June 30, 2011compared to 36.8% for the same period of 2010.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2011 to six months ended June 30, 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	42.1	35.4
Salary and benefits	15.4	15.6
Station operations	8.4	9.2
Maintenance and repairs	9.2	8.1
Sales and marketing	2.7	2.7
Aircraft lease rentals	0.2	0.3
Depreciation and amortization	5.1	5.0
Other	4.6	4.6
Total operating expenses	87.7%	81.0%
Operating margin	12.3%	19.0%

Operating Revenue

Our operating revenue increased 16.5% to $393.7 million for the six months ended June 30, 2011 from $338.0 million for the same period in 2010 primarily driven by a 13.3% increase in our total average fare from $111.88 to $126.77, a 2.9% increase in scheduled service passengers and a 2.3% increase in departures.  We believe stronger travel demand, changes in our pricing strategy and aggressive capacity management contributed to the strength in total average fare.

Scheduled service revenue.  Scheduled service revenue increased 20.2% to $261.8 million for the six months ended June 30, 2011, from $217.9 million in the same period of 2010.  The increase was primarily driven by a 16.8% increase in the scheduled service average base fare for the six months ended June 30, 2011 compared to the same period of 2010, along with a 2.9% increase in the number of scheduled service passengers.

Ancillary revenue.  Ancillary revenue increased 8.5% to $106.6 million for the six months ended June 30, 2011 up from $98.2 million in the same period of 2010, driven by a 2.9% increase in scheduled service passengers and a 5.5% increase in ancillary revenue per scheduled passenger from $34.77 to $36.68.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six months ended
	June 30,
	2011	2010	% Change
Air-related charges	$31.42	$30.49	3.1%
Third party products	5.26	4.28	22.9%
Total ancillary revenue per scheduled service passenger	$36.68	$34.77	5.5%

The following table details the calculation of ancillary revenue from third party products:

	Six months ended
	June 30,
(in thousands)	2011	2010	% Change
Gross ancillary revenue - third party	$56,084	$48,349	16.0%
Cost of goods sold	(38,362)	(33,977)	12.9%
Transaction costs (a)	(2,442)	(2,278)	7.2%
Ancillary revenue - third party products	$15,280	$12,094	26.3%
As percent of gross ancillary revenue - third party	27.2%	25.0%	2.2 pp

(a)   Includes credit card fees and travel agency commissions

During the six months ended June 30, 2011, we generated gross revenue of $56.1 million from third party products, which resulted in net revenue of $15.3 million.  Third party products increased on a per-passenger basis primarily as a result of increased sales of hotel rooms and margin expansion as compared to the same period in the prior year.

Fixed fee contract revenue.  Fixed fee contract revenue was relatively flat year-over-year with $21.5 million during the six months ended June 30, 2011 compared to $21.2 million for the same period of 2010.  The flatness in fixed fee contract revenue was primarily due to decreased block hours flown under our fixed fee flying agreement with Caesars from 4,006 block hours in the six months ended June 30, 2010 to 2,810 block hours for the same period of 2011 offset by an increase in other fixed fee flying programs and ad-hoc flying.

Other revenue. We generated other revenue of $3.8 million for the six months ended June 30, 2011 compared to $0.7 million in the same period of 2010 primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

Operating Expenses

Our operating expenses increased by 26.1% to $345.1 million for the six months ended June 30, 2011 compared to $273.7 million in the same period of 2010. We primarily evaluate our expense management by comparing our costs per passenger across different periods which enable us to assess trends in each expense category. The following table presents Operating expense per passenger for the indicated periods.

	Six Months Ended June 30,		Percentage
	2011	2010	Change
Aircraft fuel	$53.43	$40.14	33.1%
Salary and benefits	19.59	17.67	10.9
Station operations	10.65	10.46	1.8
Maintenance and repairs	11.72	9.21	27.3
Sales and marketing	3.44	3.09	11.3
Aircraft lease rentals	0.21	0.36	(41.7)
Depreciation and amortization	6.47	5.72	13.1
Other	5.82	5.20	11.9
Operating expense per passenger	$111.33	$91.85	21.2%
Operating expense per passenger, excluding fuel	$57.90	$51.71	12.0%

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods.

	Six Months Ended June 30,				Percentage
	2010		2009		Change
Aircraft fuel	5.19	¢	3.79	¢	40.9%
Salary and benefits	1.90		1.66		(1.2)
Station operations	1.03		0.99		3.1
Maintenance and repairs	1.14		0.87		2.4
Sales and marketing	0.33		0.29		(9.4)
Aircraft lease rentals	0.02		0.03		—
Depreciation and amortization	0.63		0.54		8.0
Other	0.56		0.49		28.9
Operating expense per ASM (CASM)	10.80	¢	8.66	¢	16.7%
CASM, excluding fuel	5.62	¢	4.88	¢	15.2%

Our CASM, excluding fuel, increased 15.2%, primarily from increases in maintenance and repairs expense, salary and benefits expense and losses from the disposal of one MD-87 aircraft and impairment of engine values in our consignment program. A 3.6% reduction in average departures per aircraft per day and 1.8% decrease in system average stage length also contributed to flat ASMs and an increase in CASM, excluding fuel.

Aircraft fuel expense.  Aircraft fuel expense increased $46.1 million or 38.5% to $165.6 million for the six months ended June 30, 2011 up from $119.6 million in the same period of 2010, primarily driven by 36.3% increase in the system average cost per gallon from $2.23 to $3.04.  The expansion of crack spreads for jet fuel continued to impact our system average cost per gallon during the first six months of 2011.  System departure growth of 2.5% resulted in an increase in gallons consumed to 54.4 million from 53.7 million.

Salary and benefits expense.  Salary and benefits expense increased 15.4% to $60.7 million for the six months ended June 30, 2011 up from $52.7 million in the same period of 2010.  Our salary and benefits expense per full-time equivalent employee increased 21.3% year-over-year primarily as a result of our new pilot and flight attendant compensation agreements which went into effect in May and July 2010, respectively, along with higher medical insurance premiums and increased 401(k) contributions and employer taxes.  The number of full-time equivalent employees decreased from 1,639 at June 30, 2010 to 1,559 at June 30, 2011 driven by the outsourcing of our station operations in Las Vegas.

Station operations expense.  Station operations expense increased 5.9% to $33.0 million for the six months ended June 30, 2011 compared to $31.2 million in the same period of 2010 as a result of a 2.5% increase in system departures and a 3.3% increase in station operations expense per departure.  The increase in station operations expense per departure was attributable to increases in ground handling fees at several airports where we operate along with outsourcing of our station operations in Las Vegas.  Our station operations expense per departure in Las Vegas is offset by salary and benefits expense from a lower number of full-time equivalent employees.

Maintenance and repairs expense.  Maintenance and repairs expense increased 32.5% to $36.4 million for the six months ended June 30, 2011 compared to $27.4 million in the same period of 2011.  The increase was primarily a result of increased engine overhauls and repairs of $3.0 million during the six month period compared to the prior year, along with the repair of rotable parts and usage of expendable parts associated with an increase in average number of our aircraft in service to 51.0 for the six months ended June 30, 2011 compared to 47.1 in the same period of 2010.  The increase in engine overhauls and repairs was driven by a new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.

Sales and marketing expense.  Sales and marketing expense increased 15.8% to $10.7 million for the six months ended June 30, 2011 compared to $9.2 million for the same period of 2010.  The increase was primarily due to higher credit card transaction costs associated with the 16.5% increase in scheduled service revenue and ancillary revenue and an increase in advertising expenses.

Aircraft lease rentals expense.  Aircraft lease rentals decreased to $0.6 million in the six months ended June 30, 2011 from $1.1 million in the same period of 2010.  Two aircraft were under operating lease agreements during the six months ended June 30, 2011 while four aircraft were under operating lease agreements for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $20.0 million for the six months ended June 30, 2011 from $17.0 million for the same period of 2010, an increase of 17.6%, primarily driven by a 8.3% increase in the average number of operating aircraft and the additional depreciation expense from three of our Boeing 757-200 aircraft.  We leased three Boeing 757-200 aircraft to third parties during the first quarter of 2011.

Other expense.  Other expense increased by 16.5% to $18.0 million for the six months ended June 30, 2011 compared to $15.5 million in the same period of 2010.  The increase was primarily driven from losses associated with one MD-87 aircraft we permanently grounded during the second quarter and the disposal of one engine, along with the write-down of engine values in our consignment program.

Other (Income) Expense

Other (income) expense increased from a $0.8 million net other expense for the six months ended June 30, 2010 to $2.4 million net other expense for the same period in 2011.  The increase was due to a $1.6 million increase in interest expense for the six months ended June 30, 2011 associated with the $125.0 million borrowed under the Term Loan in March 2011.

Income Tax Expense

Our effective income tax rate was 37.0% for the six months ended June 30, 2011 compared to 36.8% for the same period of 2010.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Percent
	2011	2010	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,559,619	1,542,110	1.1
Revenue passenger miles (RPMs) (thousands)	1,401,610	1,418,387	(1.2)
Available seat miles (ASMs) (thousands)	1,576,791	1,601,126	(1.5)
Load factor	88.9%	88.6%	0.3
Operating revenue per ASM (RASM)** (cents)	12.71	10.51	20.9
Operating expense per ASM (CASM) (cents)	11.40	8.76	30.1
Fuel expense per ASM (cents)	5.48	3.89	40.9
Operating CASM, excluding fuel (cents)	5.92	4.87	21.6
Operating expense per passenger	$115.24	$90.96	26.7
Fuel expense per passenger	$55.43	$40.35	37.4
Operating expense per passenger, excluding fuel	$59.81	$50.61	18.2
Departures	12,430	12,364	0.5
Block hours	28,277	28,619	(1.2)
Average stage length (miles)	848	869	(2.4)
Average number of operating aircraft during period	51.0	47.9	6.5
Total aircraft in service at end of period	51	50	2.0
Average departures per aircraft per day	2.7	2.8	(3.6)
Average block hours per aircraft per day	6.1	6.6	(7.6)
Full-time equivalent employees at end of period	1,559	1,639	(4.9)
Fuel gallons consumed (thousands)	26,868	27,315	(1.6)
Average fuel cost per gallon	$3.22	$2.28	41.2

Scheduled service statistics:
Passengers	1,462,126	1,468,939	(0.5)
Revenue passenger miles (RPMs) (thousands)	1,323,051	1,356,693	(2.5)
Available seat miles (ASMs) (thousands)	1,438,659	1,477,455	(2.6)
Load factor	92.0%	91.8%	0.2
Departures	10,789	10,824	(0.3)
Average passengers per departure	136	136	—
Block hours	25,470	25,953	(1.9)
Yield (cents)	10.08	7.92	27.3
Scheduled service revenue per ASM (PRASM) (cents)	9.27	7.27	27.5
Total ancillary revenue per ASM** (cents)	3.77	3.43	9.9
Total revenue per ASM (TRASM)** (cents)	13.04	10.70	21.9
Average fare — scheduled service	$91.17	$73.15	24.6
Average fare — ancillary air-related charges	$31.45	$29.61	6.2
Average fare — ancillary third party products	$5.68	$4.87	16.6
Average fare — total	$128.30	$107.63	19.2
Average stage length (miles)	889	910	(2.3)
Fuel gallons consumed (thousands)	24,329	24,756	(1.7)
Average fuel cost per gallon	$3.47	$2.42	43.4
Percent of sales through website during period	87.9%	88.3%	(0.4)

* Except load factor and percent of sales through website, which is percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six months ended June 30,		Percent
	2011	2010	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	3,100,240	2,979,569	4.0
Revenue passenger miles (RPMs) (thousands)	2,851,721	2,792,143	2.1
Available seat miles (ASMs) (thousands)	3,194,577	3,158,312	1.1
Load factor	89.3%	88.4%	0.9
Operating revenue per ASM (RASM)** (cents)	12.32	10.70	15.1
Operating expense per ASM (CASM) (cents)	10.80	8.66	24.7
Fuel expense per ASM (cents)	5.19	3.79	36.9
Operating CASM, excluding fuel (cents)	5.62	4.88	15.2
Operating expense per passenger	$111.33	$91.85	21.2
Fuel expense per passenger	$53.43	$40.14	33.1
Operating expense per passenger, excluding fuel	$57.90	$51.71	12.0
Departures	24,667	24,064	2.5
Block hours	57,644	56,863	1.4
Average stage length (miles)	866	882	(1.8)
Average number of operating aircraft during period	51.0	47.1	8.3
Total aircraft in service end of period	51	50	2.0
Average departures per aircraft per day	2.7	2.8	(3.6)
Average block hours per aircraft per day	6.2	6.7	(7.5)
Full-time equivalent employees at period end	1,559	1,639	(4.9)
Fuel gallons consumed (thousands)	54,414	53,718	1.3
Average fuel cost per gallon	$3.04	$2.23	36.3

Scheduled service statistics:
Passengers	2,906,324	2,825,549	2.9
Revenue passenger miles (RPMs) (thousands)	2,683,861	2,664,659	0.7
Available seat miles (ASMs) (thousands)	2,903,687	2,904,001	0.0
Load factor	92.4%	91.8%	0.6
Departures	21,392	20,905	2.3
Average passengers per departure	136	135	0.7
Block hours	51,714	51,308	0.8
Yield (cents)	9.76	8.18	19.3
Scheduled service revenue per ASM (cents)	9.02	7.50	20.3
Total ancillary revenue per ASM** (cents)	3.67	3.38	8.6
Total revenue per ASM (TRASM)** (cents)	12.69	10.89	16.5
Average fare — scheduled service	$90.09	$77.11	16.8
Average fare — ancillary air-related charges	$31.42	$30.49	3.1
Average fare — ancillary third party products	$5.26	$4.28	22.9
Average fare — total	$126.77	$111.88	13.3
Average stage length (miles)	905	927	(2.4)
Fuel gallons consumed (thousands)	49,048	48.462	1.2
Average fuel cost per gallon	$3.29	$2.36	39.4
Percent of sales through website during period	88.9%	88.3%	0.6

* Except load factor and percent of sales through website, which is percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash and cash equivalents, restricted cash and short-term investments increased from $171.6 million at December 31, 2010 to $337.7 million at June 30, 2011.  Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.  Short-term investments represent marketable securities classified as available-for-sale.

During the second quarter of 2011, our primary source of funds was cash generated by our operations.  In March 2011, we received $125.0 million borrowed under a senior secured term loan facility (“Term Loan”).  The Term Loan proceeds are being used to fund capital expenditure programs and general corporate purposes.  We believe we have more than adequate liquidity resources through our operating cash flows and the proceeds from the Term Loan to meet our future capital obligations.

Sources and Uses of Cash

Operating Activities.  During the six months ended June 30, 2011, our operating activities provided $104.3 million of cash compared to $53.3 million during the same period of 2010.  The cash flows provided by operations for the period in 2011 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  The higher net cash provided from operating activities compared with the same period in 2010 was driven by the prepayment of $25.0 million in June 2010 for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners and an increase in the air traffic liability.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2011 was $156.6 million compared to $46.1 million of cash provided by investing activities in the same period of 2010.  During the six months ended June 30, 2011, our primary use of cash was for the investment of proceeds from the Term Loan in short-term investments and the purchase of property and equipment of $51.2 million.  Purchases of property and equipment during the six months ended June 30, 2011 consisted primarily of the cash purchase of two Boeing 757-200 aircraft, along with other engine and flight equipment purchases.  During the six months ended June 30, 2010, proceeds from maturities of our short-term investments net of purchases were offset partially by the use of cash for the purchase of property and equipment.  Current market conditions and relatively flat interest curve during the prior year resulted in a higher amount of proceeds from maturities of short-term investments, net of purchases, as such proceeds were used for purchase of investments with less than three month maturities which are classified as cash equivalents.  Purchases of property and equipment during the six months ended June 30, 2010 consisted primarily of the cash purchase of 12 MD-80 aircraft and two Boeing 757-200 aircraft, along with the payment of pre-delivery deposits on the undelivered Boeing 757-200 aircraft.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2011 was $111.3 million, compared to $35.5 million used for the same period in 2010.  Net of deferred financing costs, we received $122.7 million from the Term Loan along with proceeds from the issuance of notes payable associated with a $7.0 million secured loan.  Cash received from these financing activities was offset by $17.8 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft in anticipation of the pledge of these aircraft under the Term Loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There has been no material change to these policies during the three months ended June 30, 2011.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three and six months ended June 30, 2011 represented 48.1% and 48.0% of our operating expenses.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2011, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $8.7 million for the three months ended June 30, 2011, and by approximately $16.1 million for the six months ended June 30, 2011.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our invested cash, which totaled $172.2 million, and short term investments of $145.1 million at June 30, 2011.  We invest available cash in certificates of deposit, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2011 would not have had a significant impact on our interest income.  For the six months ended June 30, 2010, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.1 million.

In March 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”) which bears variable-rate interest.  As a result of the Term Loan, we had $124.1 million of variable-rate debt as of June 30, 2011. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2011 would have affected interest expense associated with variable rate debt by $0.2 million in both periods.

We had $18.2 million, including current maturities, of fixed-rate debt as of June 30, 2011.  A hypothetical 100 basis point change in market interest rates in the three months and six months ended June 30, 2011 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the second quarter of 2010. During the three months ended June 30, 2011, we repurchased 34,323 shares at an average cost of $43.49 per share for a total expenditure of $1.5 million.  In addition, we had minimal repurchases in May and June 2011 from employees who received restricted stock grants.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans (1) or Programs
April 2011	298	$40.94	—	$46,426,175
May 2011	1,101	46.04	—	46,426,175
June 2011	34,323	43.49	34,323	44,933,570
Total	35,722	$43.54	34,323	$44,933,570

(1)	Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board of Directors under a share repurchase program.

Item 6.               Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 9, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2011 and June 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements. (3)

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.
(3)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: August 9, 2011	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer