Form 10-Q
period 2011-09-30
Allegiant Travel CO
filed 2011-11-04
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2011 was 19,068,119.

Allegiant Travel Company

Form 10-Q
September 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)

Current assets:
Cash and cash equivalents	$87,338	$113,293
Restricted cash	16,862	19,787
Short-term investments	194,583	35,695
Accounts receivable, net	9,044	7,852
Expendable parts, supplies and fuel, net of allowance for obsolescence of $305 and $170 at September 30, 2011 and December 31, 2010, respectively	14,482	13,383
Prepaid expenses	27,248	24,071
Other current assets	3,584	2,517
Total current assets	353,141	216,598
Property and equipment, net	302,229	267,298
Restricted cash, net of current portion	1,500	1,500
Long-term investments	21,484	1,305
Investment in and advances to unconsolidated affiliates, net	4,054	1,983
Deposits and other assets	7,644	12,582
Total assets	$690,052	$501,266

Current liabilities:
Current maturities of long-term debt	$7,893	$16,532
Accounts payable	38,478	24,759
Accrued liabilities	17,756	23,679
Air traffic liability	116,967	101,397
Deferred income taxes	255	246
Total current liabilities	181,349	166,613
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	139,951	11,604
Deferred income taxes	29,646	25,314
Total liabilities	350,946	203,531
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,553,794 and 21,455,634 shares issued; 19,062,369 and 19,005,821 shares outstanding, as of September 30, 2011 and December 31, 2010, respectively	22	21
Treasury stock, at cost, 2,491,425 and 2,449,813 shares at September 30, 2011 and December 31, 2010, respectively	(97,713)	(95,913)
Additional paid in capital	185,338	180,704
Accumulated other comprehensive loss	(61)	(9)
Retained earnings	251,520	212,932
Total stockholders' equity	339,106	297,735
Total liabilities and stockholders' equity	$690,052	$501,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

OPERATING REVENUE:
Scheduled service revenue	$125,545	$104,188	$387,387	$322,074
Ancillary revenue:
Air-related charges	44,905	43,372	136,212	129,523
Third party products	7,842	6,730	23,122	18,824
Total ancillary revenue	52,747	50,102	159,334	148,347
Fixed fee contract revenue	9,676	8,972	31,168	30,142
Other revenue	3,532	359	7,291	1,045
Total operating revenue	191,500	163,621	585,180	501,608

OPERATING EXPENSES:
Aircraft fuel	84,118	62,495	249,759	182,083
Salary and benefits	29,517	28,442	90,266	81,098
Station operations	17,154	16,268	50,180	47,443
Maintenance and repairs	21,075	16,782	57,422	44,221
Sales and marketing	4,919	3,908	15,576	13,109
Aircraft lease rentals	303	489	948	1,567
Depreciation and amortization	10,676	8,779	30,722	25,821
Other	7,007	6,978	25,037	22,460
Total operating expenses	174,769	144,141	519,910	417,802
OPERATING INCOME	16,731	19,480	65,270	83,806

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(78)	(106)	(92)	3
Interest income	(338)	(241)	(1,000)	(996)
Interest expense	2,255	596	5,286	2,000
Total other (income) expense	1,839	249	4,194	1,007
INCOME BEFORE INCOME TAXES	14,892	19,231	61,076	82,799
PROVISION FOR INCOME TAXES	5,406	6,072	22,488	29,478
NET INCOME	$9,486	$13,159	$38,588	$53,321
Earnings per share to common stockholders:
Basic	$0.50	$0.68	$2.03	$2.70
Diluted	$0.49	$0.67	$2.01	$2.67
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,940	19,349	18,927	19,637
Diluted	19,128	19,569	19,109	19,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$38,588	$53,321

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,722	25,821
Loss on aircraft and other equipment disposals	4,001	1,354
Provision for obsolescence of expendable parts, supplies and fuel	135	135
Amortization of deferred financing costs and original issue discount	273	-
Stock-based compensation expense	3,571	3,337
Deferred income taxes	4,341	3,305
Excess tax benefits from stock-based compensation	(225)	(733)
Changes in certain assets and liabilities:
Restricted cash	2,925	(5,669)
Accounts receivable	(1,192)	(300)
Expendable parts, supplies and fuel	(1,234)	(3,232)
Prepaid expenses	(3,177)	(29,872)
Other current assets	(2,344)	(201)
Accounts payable	13,815	4,070
Accrued liabilities	(6,270)	(12,052)
Air traffic liability	15,570	11,219
Net cash provided by operating activities	99,499	50,503
INVESTING ACTIVITIES:
Purchase of investment securities	(343,212)	(57,653)
Proceeds from maturities of investment securities	164,094	179,381
Purchase of property and equipment, including pre-delivery deposits	(68,966)	(82,236)
Proceeds from sale of property and equipment	589	374
Investment in unconsolidated affiliates, net	(2,071)	(1,217)
Decrease in deposits and other assets	7,060	2,992
Net cash (used in) provided by investing activities	(242,506)	41,641
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	-	(14,942)
Excess tax benefits from stock-based compensation	225	733
Proceeds from exercise of stock options	1,314	2,983
Proceeds from exercise of warrants	-	715
Proceeds from the issuance of long-term debt	139,000	14,000
Repurchase of common stock	(1,800)	(53,612)
Principal payments on long-term debt	(19,350)	(25,938)
Payments for deferred financing costs	(2,337)	-
Net cash provided by (used in) financing activities	117,052	(76,061)
Net change in cash and cash equivalents	(25,955)	16,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,293	90,239
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,338	$106,322

NON-CASH TRANSACTIONS:
Deposits applied against flight equipment purchase	$1,277	$-

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Topic 820 in the ASC and relates to a major convergence project of the FASB and the International Accounting Standards Board to improve IFRS and U.S. GAAP.  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company has evaluated the guidance and determined that it will not likely have any significant impact on its consolidated financial statements.

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

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive loss in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date.  Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year.  Investment securities consisted of the following:

	As of September 30, 2011				As of December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Municipal debt securities	$116,078	$41	$(6)	$116,113	$132,267	$2	$(11)	$132,258
Government debt securities	21,764	-	(18)	21,746	-	-	-	-
Commercial paper	95,273	12	(72)	95,213	-	-	-	-
Corporate debt securities	36,866	-	(53)	36,813	4,870	-	(2)	4,868
Total	$269,981	$53	$(149)	$269,885	$137,137	$2	$(13)	$137,126

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had minimal realized losses during the three and nine months ended September 30, 2011 and no realized gains or losses during the three and nine months ended September 30, 2010.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Investment securities had the following maturities as of September 30, 2011:

Maturities	Amount
Year 2011	$109,627
Year 2012	146,265
Year 2013	13,993
Thereafter	-
Total	$269,885

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of September 30,	As of December 31,
	2011	2010

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$123,808	$-
Note payable, secured by aircraft, interest at 4.95%, due October 2015	7,000	-
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	6,215	-
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	10,821	13,224
Notes payable, secured by aircraft, interest at 6%, due April 2012	-	6,437
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	-	6,209
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	-	1,616
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	-	650
Total long-term debt	147,844	28,136
Less current maturities	(7,893)	(16,532)
Long-term debt, net of current maturities	$139,951	$11,604

Senior Secured Term Loan Facility

On March 10, 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”).  The Term Loan matures on March 10, 2017, bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity and includes a LIBOR floor of 1.5%.  The Term Loan is secured by all property and assets of the Company with certain exceptions.  The Term Loan contains a maximum leverage covenant for the Company, maximum annual capital expenditures and other affirmative and negative covenants.  In addition to quarterly principal payments equal to 0.25% of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions.  In connection with the borrowing under the Term Loan, the Company made early payments in February 2011 of all existing debt obligations secured by its MD-80 aircraft.  Proceeds from the Term Loan are also being used for the funding of current year and future capital expenditure programs and general corporate purposes.

As of September 30, 2011, management believes the Company was in compliance with all covenants under the Term Loan.

Other

In March 2011, the Company borrowed $7,000 under a loan agreement secured by one Boeing 757-200 aircraft purchased in February 2011.  The note payable issued under the loan agreement bears interest at 6.28% per annum and is payable in monthly installments through March 2015.

In September 2011, the Company borrowed $7,000 under a loan agreement secured by one Boeing 757-200 aircraft purchased in March 2011.  The note payable issued under the loan agreement bears interest at 4.95% per annum and is payable in monthly installments through October 2015.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  No share repurchases were made under the program during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493.  During the three months ended September 30, 2010, the Company repurchased 954,041 shares at an average cost of $42.39 per share for a total expenditure of $40,441.  During the nine months ended September 30, 2010, the Company repurchased 1,206,689 shares through open market purchases at an average cost of $44.40 per share for a total expenditure of $53,574.    As of September 30, 2011, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

Note 6 – Comprehensive Income

The components of comprehensive income included the following for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$9,486	$13,159	$38,588	$53,321
Other comprehensive (loss) income :
Unrealized (loss) gain on investment securities, net of tax	$(83)	$7	$(52)	$(96)
Total comprehensive income	$9,403	$13,166	$38,536	$53,225

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

As of September 30, 2011, the Company held cash equivalents and available-for-sale securities that are required to be measured at fair value on a recurring basis.  The Company uses the market approach valuation technique to determine fair value for these cash equivalents and investment securities.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities, government debt securities, U.S. government corporation agency debt securities, and commercial paper which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

Assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$16,988	$16,988	$-	$-
Municipal debt securities	45,733	-	45,733	-
Commercial paper	8,085	-	8,085	-
Total cash equivalents	$70,806	$16,988	$53,818	$-

Short-term investments
Corporate debt securities	$29,322	$-	$29,322	$-
Municipal debt securities	70,381	-	$70,381	-
Commercial paper	87,128	-	$87,128	-
Government debt securities	7,752	-	$7,752	-
Total short-term investments	194,583	-	194,583	-
Long-term investments
Corporate debt securities	7,491	-	7,491	-
Government debt securities	13,993	-	13,993	-
Total long-term investments	21,484	-	21,484	-

Total investment securities	$286,873	$16,988	$269,885	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$4,390	$4,390	$-	$-
Municipal debt securities	100,127	-	100,127	-
Total cash equivalents	$104,517	$4,390	$100,127	$-

Short-term investments
Corporate debt securities	$4,868	$-	$4,868	$-
Municipal debt securities	30,827	-	30,827	-
Total short-term investments	35,695	-	35,695	-
Long-term investments
Municipal debt securities	1,305	-	1,305	-
Total long-term investments	1,305	-	1,305	-

Total investment securities	$141,517	$4,390	$137,127	$-

There were no significant transfers between Level 1 and Level 2 assets for the three or nine month periods ended September 30, 2011 and 2010.

The carrying value for all long-term debt, including current maturities, owed by the Company as of September 30, 2011 and December 31, 2010, approximates fair value.

Note 8 — Income Taxes

During the three months ended September 30, 2011, the liability recognized for unrecognized tax benefits decreased $3,619 as a result of lapses in statute of limitations, changes in judgment and other items.  The decrease in the amount of unrecognized tax benefit did not impact the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  There was no significant accrued interest or penalties at September 30, 2011.

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

For the three months ended September 30, 2011 and the nine months ended September 30, 2011 and 2010, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method.  Both methods resulted in the same diluted net income per share for the three months ended September 30, 2010. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$9,486	$13,159	$38,588	$53,321
Less: Net income allocated to participating securities	(60)	(88)	(228)	(326)
Net income attributable to common stock	$9,426	$13,071	$38,360	$52,995
Net income per share, basic	$0.50	$0.68	$2.03	$2.70

Weighted-average shares outstanding	18,940	19,349	18,927	19,637

Diluted:
Net income	$9,486	$13,159	$38,588	$53,321
Less: Net income allocated to participating securities	(60)	-	(226)	(215)
Net income attributable to common stock	9,426	13,159	38,362	53,106
Net income per share, diluted	$0.49	$0.67	$2.01	$2.67

Weighted-average shares outstanding	18,940	19,349	18,927	19,637
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock appreciation rights	213	220	194	311
Adjusted weighted-average shares outstanding under treasury stock method	19,153	19,569	19,121	19,948
Participating securities excluded under two-class method	(25)	N/A	(12)	(49)
Adjusted weighted-average shares outstanding under two-class method	19,128	N/A	19,109	19,899

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft.  As of September 30, 2011, the Company has taken ownership of four of these aircraft, and the remaining contractual obligations under the purchase agreement were $19,500, to be paid in the fourth quarter of 2011 or the first quarter of 2012 upon taking ownership of the remaining aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ended September 30, 2011 and 2010.  Also discussed is our financial position as of September 30, 2011 and December 31, 2010. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third quarter 2011 results

During the third quarter of 2011, we earned net income of $9.5 million on operating revenues of $191.5 million.  Capacity and fare management contributed to a 92.2% scheduled service load factor and quarterly total average fare of $120.63.  The quarterly total average fare increased $16.98 year-over-year, which more than offset the $13.21 fuel expense per passenger increase we experienced during the third quarter of 2011 compared to the same period in 2010.  Our system average fuel cost per gallon of $3.12 for the quarter decreased 3.1% compared to the second quarter of 2011, but rising crude oil prices and expansion of crack spreads resulted in a year-over-year increase of 38.9% from $2.25 in the third quarter of 2010.

Our continued strong revenue results were driven by a 24.6% increase in scheduled service revenue per available seat mile (“PRASM”).  In addition to the PRASM increase, strong third party ancillary product sales for hotel room bookings and rental car sales contributed to a 19.5% increase in total scheduled service revenue and ancillary revenue per ASM (“TRASM”) for the third quarter of 2011 compared with the same period of 2010.  We believe our unit revenue production was due to changes to our pricing strategy, our aggressive capacity management and a strong leisure demand environment.

During the third quarter of 2011, our operating expense per passenger, excluding fuel increased $5.08, or 9.7%, to $57.42, due primarily to reduced capacity and increases in maintenance and repairs expense and depreciation and amortization expense.  Maintenance and repairs expense increased $4.3 million, or 25.6%, primarily driven by increased engine overhauls for the quarter compared to the prior year.  In late 2010, due to multiple factors, we changed our approach to engine overhauls.  In recent years we overhauled very few of our engines and instead purchased engine replacements in the secondary market.  We are currently managing our engine needs through a combination of performing engine overhauls and purchasing fewer engines for replacement purposes.  Depreciation expense related to three leased Boeing 757-200 aircraft was the primary driver of our 21.6% increase in depreciation and amortization expense year-over-year.  During the first quarter of 2011, we leased these three aircraft to third party carriers on a short-term basis.

Aircraft

Operating Fleet

During the third quarter of 2011, we placed one MD-80 aircraft and one Boeing 757-200 aircraft into service which increased our total operating fleet to 53 aircraft at September 30, 2011.  The Boeing 757-200 aircraft entered service on two existing Las Vegas routes.  The MD-80 aircraft was the first modified to a 166 seat reconfiguration.  The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of September 30, 2011					As of December 31, 2010			As of September 30, 2010
	Own (a)		Lease	Total		Own (a)	Lease	Total	Own (a)	Lease (b)	Total

MD82/83/88s	48	(c)	2	50	(c)	47	2	49	44	4	48
MD87s	2		-	2		3	-	3	3	-	3
B757-200	1		-	1		-	-	-	-	-	-
Total	51		2	53		50	2	52	47	4	51

(a)	Does not include aircraft owned, but not yet added to our operating fleet. See below for further information on our aircraft not yet in our operating fleet.

(b)	In February 2010, we exercised purchase options on two aircraft under operating leases. In October 2010, we took ownership of these aircraft.
(c)	Includes one aircraft modified to a 166-seat configuration.
MD-80 Aircraft not in service

As of September 30, 2011, three of our MD-80 aircraft previously in storage are being modified to a 166 seat reconfiguration and expected to enter revenue service in the fourth quarter of 2011.  There are also four additional MD-80 aircraft in storage which could be used for future growth requirements.

Boeing 757-200 Aircraft

As of September 30, 2011, we owned four Boeing 757-200 aircraft, of which three were leased out to third parties on a short-term basis, and one is in revenue service.  The expected return dates of the leased out aircraft, under their respective leases, are through the third quarter of 2012.

We obtained approval from the Federal Aviation Administration (“FAA”) to begin operating the Boeing 757-200 aircraft type in our operating fleet in July 2011 and initiated service with the aircraft on two of our routes during the quarter.  We have contracted for the purchase of two additional Boeing 757-200 aircraft, which is expected to take place during the fourth quarter of 2011 or the first quarter of 2012, with introduction of these aircraft into our fleet during the first half of 2012.  We have now focused our efforts on gaining flag carrier status and completing the ETOPS certification process in order to launch service with our Boeing 757-200 aircraft to Hawaii in the second half of 2012.

Network

As of September 30, 2011, we offered scheduled service from 61 small cities on 159 routes primarily into our six major leisure destinations.  The following shows the number of destinations and small cities served, and routes operated as of the dates indicated:

	As of September 30,	As of December 31,	As of September 30,
	2011	2010	2010

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	61	62	57
Total cities served	72	73	68

Routes to Las Vegas	44	45	40
Routes to Orlando airports (a)	31	29	29
Routes to Phoenix	27	27	22
Routes to Tampa Bay/St. Petersburg	22	20	20
Routes to Los Angeles (includes Long Beach) (b)	16	17	17
Routes to Ft. Lauderdale	5	7	5
Other routes	14	15	12
Total routes	159	160	145

(a)	In February 2011, we consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.
(b)	We have announced we will discontinue service to Long Beach in November 2011.

Trends and Uncertainties

We continued to see strong leisure demand in the third quarter of 2011.  Strong demand has resulted in our ability to raise base fares which drove unit revenues year-over-year.  During the quarter, oil prices stabilized somewhat which resulted in only the second sequential quarter decrease in our system average fuel cost per gallon since the first quarter of 2009.  Tight refinery capacity for jet fuel continues to expand crack spreads which have now reached the highest we have experienced.

Aircraft fuel expense in the third quarter of 2011 represented 48.1%, or $84.1 million, of our overall operating expense.  Our average total system fuel cost per gallon increased 38.9% to $3.12 during the third quarter of 2011 compared to $2.25 for the same period of 2010.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.

As we have disclosed in the past, we have viewed 2011 as a transition year for us.  We continue to invest significant capital into aircraft and aircraft improvements, which include capital expenditures for the purchase of the two remaining Boeing 757-200 under contract, and the 166 seat reconfiguration of our MD-80 aircraft.  The Boeing 757-200 aircraft (including those to be returned to us from leases in 2012) and the seat reconfiguration program will provide opportunities for significant revenue growth beginning in 2012.  We believe these additional 16 seats will be accretive to earnings as they will allow us to grow capacity without adding incremental aircraft into our operating fleet.  We expect to realize material cost savings from the addition of these seats in the form of reduced per passenger costs and cost per available seat mile.

In addition, in the fourth quarter of 2011, we expect to incur significantly higher maintenance and repairs expenses associated with increased engine overhauls from our new MD-80 engine maintenance strategy.  Furthermore, we continue to focus on revenue growth from third party products and are committed to the enhancement of software capabilities to provide additional product offerings.  We expect the initial implementation of automation advancements in the first quarter of 2012.

We continue to expand our route network with focus on serving residents of small cities and have recently announced a number of new routes and small cities to begin service in the next few months.  With these recent announcements and other route network changes, the number of routes served will increase to 171 with service to a total of 76 cities (including small cities and destinations) located in 34 states by the end of 2011.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	43.8	38.1
Salary and benefits	15.4	17.4
Station operations	9.0	9.9
Maintenance and repairs	11.0	10.3
Sales and marketing	2.6	2.4
Aircraft lease rentals	0.2	0.3
Depreciation and amortization	5.6	5.4
Other	3.7	4.3
Total operating expenses	91.3%	88.1%
Operating margin	8.7%	11.9%

Operating Revenue

Our operating revenue increased 17.0% to $191.5 million for the three months ended September 30, 2011 from $163.6 million for the same period of 2010, primarily driven by a 16.4 % increase in our average total fare from $103.65 to $120.63.  Scheduled service passengers were flat as a year-over-year 2.5 percentage point increase in scheduled service load factor from 89.6% to 92.2% offset the effect of a 4.3% reduction in departures.

Scheduled service revenue.  Scheduled service revenue increased 20.5% to $125.5 million for the three months ended September 30, 2011, from $104.2 million in the same period of 2010.  The increase was the result of a 21.4 % increase in the scheduled service average base fare.  We believe a stronger demand environment, changes in our pricing strategy, and aggressive capacity management contributed to the increased fare performance.

Ancillary revenue.  Ancillary revenue increased 5.3% to $52.7 million for the three months ended September 30, 2011, up from $50.1 million in the same period of 2010, driven by a 6.0% increase in ancillary revenue per scheduled passenger from $33.66 to $35.69.  Increases in air-related charges and revenues from third party products both contributed significantly to the increase.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	September 30,
	2011	2010	% Change
Air-related charges	$30.38	$29.14	4.3%
Third party products	5.31	4.52	17.5%
Total ancillary revenue per scheduled service passenger	$35.69	$33.66	6.0%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended
	September 30,
(dollars in thousands)	2011	2010	% Change
Gross ancillary revenue - third party products	$27,315	$22,716	20.2%
Cost of goods sold	(18,395)	(15,043)	22.3%
Transaction costs (a)	(1,078)	(943)	14.3%
Ancillary revenue - third party products	$7,842	$6,730	16.5%
As percent of gross ancillary revenue - third party products	28.7%	29.6%	(0.9pp)
Hotel room nights	163,000	136,000	19.9%
Rental car days	146,000	134,000	8.9%

(a)   Includes credit card fees and travel agency commissions

During the three months ended September 30, 2011, we generated gross revenue of $27.3 million from third party products, which resulted in net revenue of $7.8 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room bookings and rental car sales compared to the same period in the prior year.  The largest contributor to the year-over-year increase was hotel room bookings in leisure destinations outside of Las Vegas.

Fixed fee contract revenue.  Fixed fee contract revenue increased 7.8% to $9.7 million for the three months ended September 30, 2011, from $9.0 million in the same period of 2010.  The increase in fixed fee contract revenue was primarily attributable to flying under an agreement with Peppermill Resorts Inc. (flying began in January 2011), which more than offset the reduction in fixed fee flying under the Caesars Entertainment Inc. (“Caesars”) agreement.  Block hours flown under our fixed fee flying agreement with Caesars decreased from 1,595 block hours in the three months ended September 30, 2010 to 1,311 block hours for the same period of 2011.

Other revenue.  We generated other revenue of $3.5 million for the three months ended September 30, 2011 compared to $0.4 million in the same period of 2010, primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short-term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

Operating Expenses

Our operating expenses increased 21.2 % to $174.8 million for the three months ended September 30, 2011 compared to $144.1 million in the same period of 2010, largely due to a 34.6% increase in our fuel expense and a 25.6% increase in maintenance and repairs expense.  We primarily evaluate our expense management by comparing our costs per passenger across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended September 30,		Percentage
	2011	2010	Change
Aircraft fuel	$53.28	$40.07	33.0%
Salary and benefits	18.70	18.23	2.6
Station operations	10.87	10.43	4.2
Maintenance and repairs	13.35	10.76	24.1
Sales and marketing	3.12	2.51	24.3
Aircraft lease rentals	0.19	0.31	(38.7)
Depreciation and amortization	6.76	5.63	20.1
Other	4.44	4.47	(0.7)
Operating expense per passenger	$110.71	$92.41	19.8%
Operating expense per passenger, excluding fuel	$57.43	$52.34	9.7%

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

	Three Months Ended September 30,				Percentage
	2011		2010		Change
Aircraft fuel	5.28	¢	3.79	¢	39.3%
Salary and benefits	1.85		1.73		6.9
Station operations	1.08		0.99		9.1
Maintenance and repairs	1.32		1.02		29.4
Sales and marketing	0.31		0.24		29.2
Aircraft lease rentals	0.02		0.03		(33.3)
Depreciation and amortization	0.67		0.53		26.4
Other	0.44		0.42		4.8
Operating expense per ASM (CASM)	10.97	¢	8.75	¢	25.4%
CASM, excluding fuel	5.69	¢	4.96	¢	14.7%

Our CASM, excluding fuel, increased 14.7%, primarily from increases in maintenance and repairs expense and depreciation and amortization expense.  Lower aircraft utilization inherent in our capacity management plan for the quarter and a 2.3 % decrease in system average stage length contributed to the increase in CASM, excluding fuel as increasing total costs were spread over fewer ASMs.

Aircraft fuel expense.  Aircraft fuel expense increased $21.6 million, or 34.6%, to $84.1 million for the three months ended September 30, 2011, up from $62.5 million in the same period of 2010, primarily driven by a 38.7 % increase in the system average cost per gallon from $2.25 to $3.12.  Although the average cost of fuel per gallon declined slightly from the second quarter of 2011, the expansion of crack spreads for jet fuel continued to impact our system average cost per gallon during the third quarter of 2011.  There was a slight decrease in gallons consumed, from 27.8 million to 27.0 million in line with a 1.8% decrease in system departures.

Salary and benefits expense.  Salary and benefits expense increased 3.8% to $29.5 million for the three months ended September 30, 2011 up from $28.4 million in the same period of 2010, despite a 4.8% reduction in the number of full-time equivalent employees.  Our salary and benefits expense per full-time equivalent employee increased by 9.0% year-over-year as a result of increased mechanic labor costs associated with the increased maintenance and repairs expense and information technology labor costs.  The number of full-time equivalent employees decreased from 1,623 at September 30, 2010 to 1,545 at September 30, 2011, driven by the outsourcing of our station operations in Las Vegas beginning in May 2011.

Station operations expense.  Station operations expense increased 5.4% to $17.2 million for the three months ended September 30, 2011, compared to $16.3 million in the same period of 2010.  Despite a year-over-year decrease of 1.8% in system departures, our station operations expense per departure increased 7.4% as a result of outsourcing station operations in Las Vegas, along with increases in ground handling fees at several airports where we operate.

Maintenance and repairs expense.  Maintenance and repairs expense increased 25.6% to $21.1 million for the three months ended September 30, 2011, compared to $16.8 million in the same period of 2010.  The increase was primarily a result of increased engine overhauls and repairs of $3.2 million during the quarter compared to the prior year, along with the repair of rotable parts associated with our increase in average number of aircraft in service to 52.3 for the three months ended September 30, 2011 compared to 50.6 in the same period of 2010.  The increase in engine overhauls and repairs was driven by a new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.

Sales and marketing expense.  Sales and marketing expense increased 25.9% to $4.9 million for the three months ended September 30, 2011, compared to $3.9 million for the same period of 2010.  The increase was primarily due to higher credit card transaction costs associated with the 21.4% increase in our scheduled service average base fare and an increase in advertising expenses driven by the entrance into new markets.

Aircraft lease rentals expense.  Aircraft lease rentals decreased to $0.3 million in the third quarter of 2011 from $0.5 million in the same period of 2010.  Two aircraft were under operating lease agreements during the three months ended September 30, 2011 while four aircraft were under operating lease agreements for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $10.7 million for the three months ended September 30, 2011, from $8.8 million for the same period of 2010, an increase of 21.6% primarily driven by additional depreciation expense from both Boeing 757-200 and MD-80 aircraft and engines.  Our Boeing 757-200 aircraft include three aircraft leased to third parties during the first quarter of 2011 and one placed into revenue service in July 2011.  The increase attributable to MD-80 aircraft additions include one aircraft placed into revenue service during the fourth quarter of 2010, one aircraft placed into revenue service during the third quarter of 2011 and two aircraft we took ownership of in October 2010, which we had previously operated under operating lease agreements.

Other expense.  Other expense was relatively flat at $7.0 million for the three months ended September 30, 2011 and for  the same period of 2010.  For the three months ended September 30, 2011, lower pre-operating expenses associated with certification process for the Boeing 757-200 aircraft type were offset by an increase related to the write-down of an engine value in our consignment program and increases in aircraft insurance expense and other administrative costs.

Other (Income) Expense

Other (income) expense increased from a $0.3 million net other expense for the three months ended September 30, 2010 to $1.8 million net other expense for the same period in 2011.  The increase was due to a $1.7 million increase in interest expense for the third quarter in 2011 associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was 36.3% for the three months ended September 30, 2011compared to 31.6 % for the same period of 2010.  The effective tax rate for the third quarter of 2010 was impacted by favorable discrete items associated with the filing of our 2009 federal income tax return.  A reduction in the state tax portion of the tax provision also impacted the effective tax rate due to a change in the geographic mix of our flying.  While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	42.7	36.3
Salary and benefits	15.4	16.2
Station operations	8.6	9.5
Maintenance and repairs	9.8	8.8
Sales and marketing	2.7	2.6
Aircraft lease rentals	0.2	0.3
Depreciation and amortization	5.3	5.1
Other	4.3	4.5
Total operating expenses	89.0%	83.3%
Operating margin	11.0%	16.7%

Operating Revenue

Our operating revenue increased 16.7 % to $585.2 million for the nine months ended September 30, 2011 from $501.6 million for the same period in 2010, primarily driven by a 14.4 % increase in our total average fare from $109.04 to $124.70 and a 1.6% increase in scheduled service passengers.  We believe stronger travel demand, changes in our pricing strategy and aggressive capacity management contributed to the strength in total average fare.

Scheduled service revenue.  Scheduled service revenue increased 20.3% to $387.4 million for the nine months ended September 30, 2011, from $322.1 million in the same period of 2010.  The increase was primarily driven by an 18.4% increase in the average base fare for the nine months ended September 30, 2011 compared to the same period of 2010.  Scheduled service passenger growth resulting from a 1.3 percentage point increase in load factor to 92.3% contributed to the revenue increase.

Ancillary revenue.  Ancillary revenue increased 7.4% to $159.3 million for the nine months ended September 30, 2011, up from $148.3 million in the same period of 2010, driven by a 1.6% increase in scheduled service passengers and a 5.7 % increase in ancillary revenue per scheduled passenger from $34.38 to $36.34.  Increases in air-related charges and revenues from third party products both contributed significantly to the increase.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Nine months ended
	September 30,
	2011	2010	% Change
Air-related charges	$31.07	$30.02	3.5%
Third party products	5.27	4.36	20.9%
Total ancillary revenue per scheduled service passenger	$36.34	$34.38	5.7%

The following table details the calculation of ancillary revenue from third party products:

	Nine months ended
	September 30,
(dollars in thousands)	2011	2010	% Change
Gross ancillary revenue - third party	$83,399	$71,065	17.4%
Cost of goods sold	(56,757)	(49,019)	15.8%
Transaction costs (a)	(3,520)	(3,222)	9.2%
Ancillary revenue - third party products	$23,122	$18,824	22.8%
As percent of gross ancillary revenue - third party products	27.7%	26.5%	1.2pp
Hotel room nights	505,000	449,000	12.5%
Rental car days	479,000	494,000	(3.0%	)

(a)   Includes credit card fees and travel agency commissions

During the nine months ended September 30, 2011, we generated gross revenue of $83.4 million from third party products, which resulted in net revenue of $23.1 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room bookings and margin expansion, when compared to the same period in the prior year.

Fixed fee contract revenue.  Fixed fee contract revenue increased 3.4% to $31.2 million for the nine months ended September 30, 2011, from $30.1 million in the same period of 2010.  The increase in fixed fee contract revenue was primarily attributable to flying under agreements with Peppermill Resorts Inc. (flying began in January 2011) and Apple Vacations (flying began in December 2010), which more than offset the reduction in fixed fee flying under the Caesars agreement.  Block hours flown under our fixed fee flying agreement with Caesars decreased from 5,602 block hours in the nine months ended September 30, 2010 to 4,121 block hours for the same period of 2011.

Other revenue. We generated other revenue of $7.3 million for the nine months ended September 30, 2011, compared to $1.0 million in the same period of 2010, primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

Operating Expenses

Our operating expenses increased by 24.4% to $519.9 million for the nine months ended September 30, 2011, compared to $417.8 million in the same period of 2010. We primarily evaluate our expense management by comparing our costs per passenger across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	Nine Months Ended September 30,		Percentage
	2011	2010	Change
Aircraft fuel	$53.38	$40.11	33.1%
Salary and benefits	19.30	17.86	8.1
Station operations	10.72	10.45	2.6
Maintenance and repairs	12.27	9.74	26.0
Sales and marketing	3.33	2.89	15.2
Aircraft lease rentals	0.20	0.35	(42.9)
Depreciation and amortization	6.57	5.69	15.5
Other	5.35	4.95	8.1
Operating expense per passenger	$111.12	$92.04	20.7%
Operating expense per passenger, excluding fuel	$57.74	$51.93	11.2%

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods:

	Nine Months Ended September 30,				Percentage
	2011		2010		Change
Aircraft fuel	5.21	¢	3.79	¢	37.5%
Salary and benefits	1.89		1.69		11.8
Station operations	1.05		0.99		6.1
Maintenance and repairs	1.20		0.92		30.4
Sales and marketing	0.33		0.27		22.2
Aircraft lease rentals	0.02		0.03		(33.3)
Depreciation and amortization	0.64		0.54		18.5
Other	0.52		0.47		10.6
Operating expense per ASM (CASM)	10.86	¢	8.70	¢	24.8%
CASM, excluding fuel	5.64	¢	4.91	¢	15.1%

Our CASM, excluding fuel, increased 15.1%, primarily from increases in maintenance and repairs expense and salaries and benefits expenses. Lower aircraft utilization inherent in our capacity management plan for the period and a 1.9 % decrease in system average stage length contributed to the increase in CASM excluding fuel as increasing total costs were spread over the relatively same number of ASMs.

Aircraft fuel expense.  Aircraft fuel expense increased $67.7 million or 37.2 % to $249.8 million for the nine months ended September 30, 2011, up from $182.1 million in the same period of 2010, primarily driven by a 37.7 % increase in the system average cost per gallon from $2.23 to $3.07.  The expansion of crack spreads for jet fuel continued to impact our system average cost per gallon during the first nine months of 2011.

Salary and benefits expense.  Salary and benefits expense increased 11.3 % to $90.3 million for the nine months ended September 30, 2011 up from $81.1 million in the same period of 2010.  Our salary and benefits expense per full-time equivalent employee increased 16.9% year-over-year, primarily as a result of our new pilot and flight attendant compensation agreements which went into effect in May and July 2010, respectively.  The number of full-time equivalent employees decreased from 1,623 at September 30, 2010 to 1,545 at September 30, 2011, driven primarily by the outsourcing of our station operations in Las Vegas beginning in May 2011.

Station operations expense.  Station operations expense increased 5.8 % to $50.2 million for the nine months ended September 30, 2011, compared to $47.4 million in the same period of 2010, as a result of a 4.7% increase in station operations expense per departure and a 1.0% increase in system departures.  The increase in station operations expense per departure was attributable to increases in ground handling fees at several airports where we operate, along with outsourcing of our station operations in Las Vegas beginning in May 2011.  Our increased station operations expense per departure in Las Vegas is offset by salary and benefits expense savings from a lower number of full-time equivalent employees.

Maintenance and repairs expense.  Maintenance and repairs expense increased 29.9% to $57.4 million for the nine months ended September 30, 2011, compared to $44.2 million in the same period of 2010.  The increase was primarily a result of increased engine overhauls and repairs of $6.2 million during the nine month period compared to the prior year, along with the repair of rotable parts and usage of expendable parts associated with an increase in average number of our aircraft in service to 51.5 for the nine months ended September 30, 2011, compared to 48.2 in the same period of 2010.  The increase in engine overhauls and repairs was driven by a new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.

Sales and marketing expense.  Sales and marketing expense increased 18.8% to $15.6 million for the nine months ended September 30, 2011, compared to $13.1 million for the same period of 2010.  The increase was primarily due to higher credit card transaction costs associated with the 16.2% increase in scheduled service and ancillary revenue and an increase in advertising expenses driven by entrance into new markets.

Aircraft lease rentals expense.  Aircraft lease rentals decreased to $0.9 million in the nine months ended September 30, 2011 from $1.6 million in the same period of 2010.  Two aircraft were under operating lease agreements during the nine months ended September 30, 2011, while four aircraft were under operating lease agreements for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $30.7 million for the nine months ended September 30, 2011 from $25.8 million for the same period of 2010, an increase of 19.0% primarily driven by additional depreciation expense from both Boeing 757-200 and MD-80 aircraft and engines.  Our Boeing 757-200 aircraft include three aircraft leased to third parties during the 2011 and one placed into revenue service in July 2011.  The increase attributable to MD-80 aircraft additions include one aircraft placed into revenue service during the fourth quarter of 2010, one during the third quarter of 2011 and two aircraft we took ownership of in October 2010, which we had previously operated under operating lease agreements.

Other expense.  Other expense increased by 11.5% to $25.0 million for the nine months ended September 30, 2011, compared to $22.5 million in the same period of 2010.  The increase was primarily driven by losses associated with one MD-87 aircraft we permanently grounded during the second quarter 2011, the disposal of one engine, along with the write-down of engine values in our consignment program.

Other (Income) Expense

Other (income) expense increased from a $1.0 million net other expense for the nine months ended September 30, 2010 to $4.2 million net other expense for the same period in 2011.  The increase was due to a $3.3 million increase in interest expense for the nine months ended September 30, 2011 associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was 36.8 % for the nine months ended September 30, 2011 compared to 35.6% for the same period of 2010.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Percent
	2011	2010	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,578,645	1,559,836	1.2
Revenue passenger miles (RPMs) (thousands)	1,425,002	1,425,761	(0.1)
Available seat miles (ASMs) (thousands)	1,593,766	1,646,431	(3.2)
Load factor	89.4%	86.6%	2.8
Operating revenue per ASM (RASM)** (cents)	12.02	9.94	20.9
Operating expense per ASM (CASM) (cents)	10.97	8.75	25.3
Fuel expense per ASM (cents)	5.28	3.80	39.0
Operating CASM, excluding fuel (cents)	5.69	4.96	14.7
Operating expense per passenger	$110.71	$92.41	19.8
Fuel expense per passenger	$53.28	$40.07	33.0
Operating expense per passenger, excluding fuel	$57.42	$52.34	9.7
Departures	12,527	12,761	(1.8)
Block hours	28,050	28,748	(2.4)
Average stage length (miles)	845	865	(2.3)
Average number of operating aircraft during period	52.3	50.6	3.4
Total aircraft in service at end of period	53	51	3.9
Average departures per aircraft per day	2.6	2.7	(5.0)
Average block hours per aircraft per day	5.8	6.2	(5.6)
Full-time equivalent employees at end of period	1,545	1,623	(4.8)
Fuel gallons consumed (thousands)	26,973	27,832	(3.1)
Average fuel cost per gallon	$3.12	$2.25	38.9

Scheduled service statistics:
Passengers	1,478,046	1,488,600	(0.7)
Revenue passenger miles (RPMs) (thousands)	1,347,896	1,356,043	(0.6)
Available seat miles (ASMs) (thousands)	1,462,636	1,512,650	(3.3)
Load factor	92.2%	89.6%	2.5
Departures	10,834	11,316	(4.3)
Average passengers per departure	136	132	3.7
Block hours	25,306	26,258	(3.6)
Yield (cents)	9.31	7.68	21.2
Scheduled service revenue per ASM (PRASM) (cents)	8.58	6.89	24.6
Total ancillary revenue per ASM** (cents)	3.61	3.31	8.9
Total revenue per ASM (TRASM)** (cents)	12.19	10.20	19.5
Average fare — scheduled service	$84.94	$69.99	21.4
Average fare — ancillary air-related charges	$30.38	$29.14	4.3
Average fare — ancillary third party products	$5.31	$4.52	17.4
Average fare — total	$120.63	$103.65	16.4
Average stage length (miles)	892	891	0.1
Fuel gallons consumed (thousands)	24,435	25,342	(3.6)
Average fuel cost per gallon	$3.32	$2.36	40.7
Percent of sales through website during period	88.2%	88.2%	-

* Except load factor and percent of sales through website, which is presented as a percentage point change
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine months ended September 30,		Percent
	2011	2010	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	4,678,885	4,539,405	3.1
Revenue passenger miles (RPMs) (thousands)	4,276,723	4,217,904	1.4
Available seat miles (ASMs) (thousands)	4,788,343	4,804,743	(0.3)
Load factor	89.3%	87.8%	1.5
Operating revenue per ASM (RASM)** (cents)	12.22	10.44	17.1
Operating expense per ASM (CASM) (cents)	10.86	8.70	24.9
Fuel expense per ASM (cents)	5.22	3.79	37.6
Operating CASM, excluding fuel (cents)	5.64	4.91	15.0
Operating expense per passenger	$111.12	$92.04	20.7
Fuel expense per passenger	$53.38	$40.11	33.1
Operating expense per passenger, excluding fuel	$57.74	$51.93	11.2
Departures	37,194	36,825	1.0
Block hours	85,694	85,611	0.1
Average stage length (miles)	859	876	(1.9)
Average number of operating aircraft during period	51.5	48.2	6.8
Total aircraft in service end of period	53	51	3.9
Average departures per aircraft per day	2.6	2.8	(5.5)
Average block hours per aircraft per day	6.1	6.5	(6.3)
Full-time equivalent employees at period end	1,545	1,623	(4.8)
Fuel gallons consumed (thousands)	81,386	81,549	(0.2)
Average fuel cost per gallon	$3.07	$2.23	37.4

Scheduled service statistics:
Passengers	4,384,370	4,314,149	1.6
Revenue passenger miles (RPMs) (thousands)	4,031,758	4,020,703	0.3
Available seat miles (ASMs) (thousands)	4,366,323	4,416,651	(1.1)
Load factor	92.3%	91.0%	1.3
Departures	32,226	32,221	-
Average passengers per departure	136	134	1.6
Block hours	77,019	77,566	(0.7)
Yield (cents)	9.61	8.01	19.9
Scheduled service revenue per ASM (cents)	8.87	7.29	21.7
Total ancillary revenue per ASM** (cents)	3.65	3.36	8.6
Total revenue per ASM (TRASM)** (cents)	12.52	10.65	17.6
Average fare — scheduled service	$88.36	$74.66	18.4
Average fare — ancillary air-related charges	$31.07	$30.02	3.5
Average fare — ancillary third party products	$5.27	$4.36	20.9
Average fare — total	$124.70	$109.04	14.4
Average stage length (miles)	901	914	(1.4)
Fuel gallons consumed (thousands)	73,483	73,804	(0.4)
Average fuel cost per gallon	$3.30	$2.37	39.2
Percent of sales through website during period	88.6%	88.3%	0.3

* Except load factor and percent of sales through website, which is presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities increased from $171.6 million at December 31, 2010 to $321.8 million at September 30, 2011.  Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Escrowed funds under our fixed fee flying contracts are customer prepayments held as restricted cash until flights are completed.  Corresponding amounts are recorded as air traffic liability.  The timing of these prepayments results in fluctuations in the restricted cash balances at the end of reporting periods.

During the third quarter of 2011, our primary source of funds was cash generated by our operations.  In March 2011, we received $125.0 million borrowed under a senior secured term loan facility (“Term Loan”).  The Term Loan proceeds are being used to fund capital expenditure programs and general corporate purposes.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future capital obligations.

Sources and Uses of Cash

Operating Activities.  During the nine months ended September 30, 2011, our operating activities provided $99.5 million of cash compared to $50.5 million during the same period of 2010.  The cash flows provided by operations for the period in 2011 were primarily the result of net income, non-cash depreciation and amortization and an increase in air traffic liability which results from passenger bookings for future travel.  Also contributing to the increase in cash provided from operations in 2011 compared with the same period in 2010, was the prepayment of $25.0 million in June 2010 for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2011 was $242.5 million compared to $41.6 million of cash provided by investing activities in the same period of 2010.  During the nine months ended September 30, 2011, our primary use of cash was for the investment of proceeds from the Term Loan in investment securities and the purchase of property and equipment of $69.0 million.  Purchases of property and equipment during the nine months ended September 30, 2011 consisted primarily of the cash purchase of two Boeing 757-200 aircraft, expenditures associated with our 166 seat reconfiguration program and other engine and flight equipment purchases.  During the nine months ended September 30, 2010, proceeds from maturities of our short-term investments net of purchases were offset partially by the use of cash for the purchase of property and equipment.  Market conditions and a relatively flat interest rate curve during 2010 resulted in a higher amount of proceeds from maturities of short-term investments, net of purchases, being used for the purchase of investments with less than three month maturities which are classified as cash equivalents.  Purchases of property and equipment during the nine months ended September 30, 2010 consisted primarily of the cash purchase of 12 MD-80 aircraft and two Boeing 757-200 aircraft, along with the payment of pre-delivery deposits on the undelivered Boeing 757-200 aircraft.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2011 was $117.1 million, compared to $76.1 million used for the same period in 2010.  Net of deferred financing costs, we received $136.7 million from the Term Loan and the issuance of notes payable associated with two secured loans.  Cash received from these financing activities was offset by $19.4 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft in anticipation of the pledge of these aircraft under the Term Loan.  During the nine months ended September 30, 2010, we primarily used cash for the repurchase of our common stock in open market purchases of $53.6 million, payment on our debt and capital lease obligations of $25.9 million and the payment of cash dividends to shareholders of $14.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There has been no material change to these policies during the three months ended September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided, the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 48% of our operating expenses for the three and nine months ended September 30, 2011.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2011, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $8.4 million for the three months ended September 30, 2011, and by approximately $25.0 million for the nine months ended September 30, 2011.  While we do not currently hedge fuel price risk, in the past we entered into forward contracts or other financial products to reduce our exposure to fuel price volatility. We have not had any fuel derivative contracts outstanding since January 2008.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of investment securities at September 30, 2011, which totaled $87.3 million in cash and cash equivalents, $194.6 million of short-term investments and $21.5 million of long-term investments.  We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2011 would not have had a significant impact on our interest income.  For the nine months ended September 30, 2011, a hypothetical 100 basis point change would have affected interest income from cash and investments by $0.1 million.

In March 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”) which bears variable-rate interest.  As a result of the Term Loan, we had $123.8 million of variable-rate debt as of September 30, 2011. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2011 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $24.0 million, including current maturities, of fixed-rate debt as of September 30, 2011.  A hypothetical 100 basis point change in market interest rates in the three months and nine months ended September 30, 2011 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

We are authorized by the Board of Directors to acquire stock through open market purchases under our share repurchase program.  During the nine months ended September 30, 2011, we repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1.5 million.  No share repurchases were made under the program during the three months ended September 30, 2011. The maximum dollar value of shares that may yet be purchased under the plan is $44.9 million.

Item 6.               Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: November 4, 2011	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer