Form 10-Q/A
period 2011-09-30
Allegiant Travel CO
filed 2011-11-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Allegiant Travel Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 4, 2011 (the “Form 10-Q”), is solely to attach Interactive Data files, as required in Exhibit 101. The Interactive Data files were inadvertently omitted from the Form 10-Q by Allegiant Travel Company’s filing agent due to a software error.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.               Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer (3)
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer (3)
32	Section 1350 Certifications (3)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011, formatted in XBRL includes: (i) Condensed Consolidated Income Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2011 and September 30, 2010, and (iv) the Notes to the Condensed Consolidated Financial Statements. (4)

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.
(3)	Previously filed with the initial filing of this Form 10-Q on November 4, 2011.
(4)
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

ALLEGIANT TRAVEL COMPANY

Date: November 8, 2011	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer