Form 10-K
period 2011-12-31
Allegiant Travel CO
filed 2012-02-27
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2011, was approximately $740,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on February 1, 2012 was 19,081,407.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 5, 2012, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 59

ALLEGIANT TRAVEL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

Item		Page
PART I
1	Business	3
1A	Risk Factors	10
1B	Unresolved Staff Comments	15
2	Properties	16
3	Legal Proceedings	17
4	Mine Safety Disclosures	17
PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	18
6	Selected Financial Data	20
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures about Market Risk	35
8	Financial Statements and Supplementary Data	36
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A	Controls and Procedures	56
9B	Other Information	57
PART III
10	Directors, Executive Officers, and Corporate Governance	58
11	Executive Compensation	58
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
13	Certain Relationships and Related Transactions, and Director Independence	58
14	Principal Accountant’s Fees and Services	58
PART IV
15	Exhibits and Financial Statement Schedules	59
	Signatures	61

PART I

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel services and products to residents of small, underserved cities in the United States.  We were founded in 1997 and in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada.  Our unique business model provides diversified revenue streams from various travel service and product offerings which distinguish us from other travel companies.  We operate a low-cost passenger airline marketed primarily to leisure travelers in small cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products.  In addition, we provide air transportation under fixed fee flying arrangements.  Our developed route network, pricing philosophy, advertising and product offering built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase travel services and products from us.

A brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited frequency nonstop flights between small city markets and popular leisure destinations.  As of February 1, 2012, our operating fleet consisted of 56 MD-80 aircraft and one Boeing 757-200 aircraft providing service on 168 routes between 64 small cities and 11 leisure destinations.

Air-related travel services and products.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers.  These optional air-related services and products include use of our website for purchases, use of our call center for purchases, advance seat assignment, baggage fees, priority boarding, our own travel protection product, change fees, food and beverage purchases on board and other air-related services.

Third party travel products.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show tickets) bundled with the purchase of our air transportation.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a seasonal and ad-hoc basis for other customers.  During 2011, the majority of air transportation under fixed fee agreements was with affiliates of Caesars Entertainment, Inc. and Peppermill Resorts Inc.

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

Unique Business Model

We have developed a unique business model that focuses on leisure travelers in small cities.  The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industry.  Our focus on the leisure customer allows us to eliminate the costly, complexity which others in our industry are burdened with in their goal to be all things to all customers.

Traditional Airline Approach	Allegiant Approach
• Focus on business traveler	• Focus on leisure traveler
• Provide high frequency service	• Provide low frequency service from small cities
• Use smaller aircraft to provide connecting service from smaller markets through hubs	• Use larger jet aircraft to provide nonstop service from small cities direct to leisure destinations
• Sell through various intermediaries	• Sell only directly to travelers without participation in global distribution systems
• Offer flight connections	• No connecting flights offered
• Use code-share arrangements to increase passenger traffic	• Do not use code-share arrangements

Since the beginning of 2004, we have expanded our route network (including seasonal service) from six small cities to 64 small cities as of February 1, 2012.  We have established a route network with a national footprint, providing service on 168 routes between these 64 small cities and 11 leisure destinations.  Our entire route network provides service in 39 states.  In most of these cities, we provide service to more than one of our leisure destinations.  We currently provide service to the popular leisure destinations of Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa Bay/St. Petersburg, Florida, Los Angeles, California, Ft. Lauderdale, Florida and the San Francisco Bay Area.  We also currently provide limited service to other leisure destinations of Punta Gorda, Florida, San Diego, California and Palm Springs, California, along with seasonal service to Myrtle Beach, South Carolina.  We are currently working with the Federal Aviation Administration (“FAA”) to gain flag carrier status and complete the ETOPS certification process in order to launch service to Hawaii in the second half of 2012.  We believe our route network reflects geographic diversity which protects us from regional variations in the economy and insulates us from competitive actions (as it would be difficult for a competitor to materially impact our business by targeting one city or region).  Our widespread route network also contributes to the continued growth in our customer base.

As we have developed our unique business model, the sale of third party products and services have been a significant source of our total operating revenue growth.  We have increased ancillary revenue per passenger from $5.87 in 2004 to $36.36 in 2011.  In 2010, we began an effort to upgrade our IT hardware infrastructure and E-Commerce platform to allow for more selling flexibility, offer a more customer centric buying experience and further develop our hotel packaging and ancillary product offerings.  We own and manage our own automation system which gives us the ability to modify or upgrade our software applications to enhance product offerings based on specific needs instead of being dependent on non-customized product upgrades from outside suppliers.  We believe the control of our automation systems has allowed us to be innovators in the industry in providing our customers with a variety of different travel services and products.  We expect initial implementation of these technology enhancements in the first quarter of 2012 with further enhancements to follow.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Leisure customers in small cities

We believe small cities represent a large market, especially for leisure travel.  Prior to our initiation of service, travelers from the small city markets we serve had limited desirable options to reach leisure destinations as existing carriers are generally focused on having business customers connect into their business hubs.  These limited options provide us with significant growth opportunities in these small city markets.  We believe our nonstop service, along with our low prices and leisure company relationships, make it attractive for leisure travelers to purchase our travel services and products.  The size of these markets and our focus on the leisure customer requires less frequency to adequately serve and allows us to vary our air transportation capacity to match seasonal demand patterns.

 By focusing on small cities, we believe we avoid the intense competition in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service.  Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand as there has been a substantial increase in traffic after we have begun service on new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets, or traditional low cost carriers (“LCCs”), which have tended to focus more on larger markets than the small city markets we serve.

Capacity management

We aggressively mange seat capacity to match leisure demand patterns in our leisure destinations.  With our ability to generate strong ancillary revenue and the ability to spread out our costs over a larger number of passengers, we price our fares and actively manage our capacity to achieve a 90% load factor which has allowed us to operate profitably throughout periods of high fuel prices and economic recessions.  Our low cost aircraft facilitates our ability to adjust service levels quickly and maintain profitability during difficult economic times.

Low cost structure

We believe our low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile (“ASM”) or operating CASM was 10.90¢ and 8.95¢ in 2011 and 2010, respectively. Excluding the cost of fuel, our operating CASM was 5.70¢ for 2011 and 5.05¢ for 2010.  We continue to focus on low operating costs through the following:

Cost-driven schedule.  We design our flight schedule to concentrate our aircraft each night in our crew bases.  This concentration allows us to better utilize personnel, airport facilities, aircraft, spare parts inventory, and other assets.  We can do this because we believe leisure travelers are generally less concerned about day of travel, departure and arrival times than business travelers.  Therefore, we are able to schedule flights at times that enable us to reduce our costs.

Low aircraft ownership costs.  We believe we properly balance low aircraft ownership costs and low operating costs to minimize our total costs.  As of February 1, 2012, our operating fleet consists of 56 MD-80 series aircraft and one Boeing 757-200 aircraft.  MD-80 aircraft are substantially less expensive to acquire than newer narrow body aircraft and have been highly reliable aircraft.  As of February 1, 2012, we owned four Boeing 757-200 aircraft, of which three were leased out to third parties on a short-term basis, and one is in revenue service.  The expected return dates of the leased out aircraft, under the leases, are through the third quarter of 2012.  We have contracted for the purchase of two additional Bowing 757-200 aircraft, which is expected to take place during the first half of 2012.   We expect to introduce these aircraft into our fleet during 2012.  We believe the Boeing 757-200 aircraft will allow us to serve longer haul routes which could not be reached with the MD-80 aircraft, while maintaining low aircraft ownership costs consistent with our business model.

Highly productive workforce.  We believe we have one of the most productive workforces in the U.S. airline industry with approximately 28.3 full-time equivalent employees per operating aircraft as of February 1, 2012.  We believe this compares favorably with the same ratio for other airlines based on recent publicly available industry data for other airlines.  Our high level of employee productivity is created by cost-driven scheduling and the effective use of automation and part-time employees.  We benefit from a motivated, enthusiastic workforce committed to high standards of friendly and reliable service.  We invest a significant amount of time and resources into carefully developing our training programs and selecting individuals to join our team who share our focus on ingenuity and continuous improvement. We conduct ongoing training programs to incorporate industry best practices and encourage strong and open communication channels among all of the members of our team so we can continue to improve the quality of the services we provide.

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

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems (“GDS”) (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. The purchase of travel through our website is the least expensive form of distribution and accounted for 88.8% of our scheduled service revenue during 2011. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

Small city market airports.  Our business model focuses on residents of small cities in the United States.  Typically the airports in these small cities have lower operating costs than those of our major leisure destinations.  These lower costs are driven by less expensive passenger facilities, landing and ground service charges.  In addition to inexpensive airport costs, many small cities provide for marketing support which results in lower marketing costs.

Ancillary product offerings

We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have unbundled the air transportation product and created sources of revenue by charging fees for services many U.S. airlines historically bundled in their product offering. We believe by offering a simple base product at an attractive low fare we can stimulate demand and generate incremental revenue as customers pay additional amounts for conveniences they value.  For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. We also sell snacks and beverages on board the aircraft so our customers can pay for only the items they value. We aim to continue increasing ancillary revenue by further unbundling our air travel product, and with our automation advancements, specifically enable third party product growth.

Our third party product offerings allow our customers the opportunity to purchase hotels, rental cars, show tickets, night club packages and other attractions packaged with air travel.  We provide a low price guarantee to our customer and seek to maintain the most attractive products for our customers to choose from.  Our third party offerings are available to customers based on our agreements with various premier travel and leisure companies.   For example, we have contracts with Caesars Entertainment Inc. and MGM MIRAGE, among others, that allow us to provide hotel rooms sold in packages to our customers.  In addition, we have an exclusive agreement with one rental car operator for the sale of rental cars packaged with air travel at most of our leisure destinations.  Pricing of attractions, shows and tours are based on a net-pricing model. The pricing of each product can be adjusted market to market based on customer demand.

Closed distribution

Since approximately 88.8% of our scheduled service revenue was purchased directly through our website in 2011, we are able to establish direct relationships with our customers by utilizing their email addresses in our database. This information provides us multiple cost effective opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a “one-stop” shopping solution to enhance their travel experience.

Strong financial position

We have a strong financial position with significant cash balances.  As of December 31, 2011, we had $319.5 million of unrestricted cash, cash equivalents and investment securities.  As of December 31, 2011, our total debt was $146.1 million and our debt to total capitalization ratio was 29.4%. We also have grown profitably with generation of net income in nine consecutive years.  On March 10, 2011, we borrowed $125.0 million under a senior secured term loan facility (“Term Loan”).  We believe the Term Loan has further strengthened our financial position and provide us greater financial flexibility to grow the business and weather sudden industry disruptions or U.S. macroeconomic events.

Marketing and Distribution

Our website is our primary distribution method, which provided 88.8% of scheduled service air transportation bookings for 2011.  We also sell through our call center or at our airport ticket counters, even if booked through travel agents.  This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.

We do not sell through Expedia, Travelocity, Orbitz or any other online travel agencies nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points.  This distribution strategy also permits us to closely manage ancillary product offerings and pricing while developing and maintaining a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.  With our own automation system, we have the ability to continually change our ancillary product offerings and pricing points which allows us to experiment to find the optimal pricing levels for our various offerings. We believe this would be difficult and impractical to achieve through the use of the global distribution systems.

We expect the continued improvement of our website and other automation enhancements will allow us to capitalize on our customer loyalty with additional product offerings.

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

Our competitors include legacy airlines, LCCs, regional airlines and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. In a limited number of cases, following our entry into some markets, competitors have chosen to add service, reduce their fares or both.  In a few cases, other airlines have entered after we have developed a market.

Our small city strategy has reduced the intensity of competition we might otherwise face.  As of February 1, 2012, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, one of two scheduled carriers operating out of Phoenix-Mesa Gateway Airport in Phoenix and one of only three carriers serving the St. Petersburg-Clearwater International Airport, but virtually all U.S. airlines serve the nearby major airport serving Orlando, Phoenix and Tampa.  In addition, virtually all U.S. airlines serve Las Vegas, Los Angeles and Ft. Lauderdale and we could face greater competition on our routes in the future.

As of February 1, 2012, we face mainline competition on only 12 of our 168 routes. We compete with AirTran on five routes into Orlando and one route into Tampa Bay/St. Petersburg, and with Frontier on two routes from Des Moines (Tampa Bay/St. Petersburg and Orlando).  We compete with Spirit on one route to Las Vegas (Phoenix-Mesa) and one route to Ft. Lauderdale (Plattsburgh).   We compete with two carriers on our Las Vegas to Oakland route (Southwest and US Airways).  We also compete with Alaska Airlines on one route to Las Vegas (Bellingham).  In addition, we compete with smaller regional jet aircraft on our Fresno to Las Vegas route (United Express) and on our Medford to Los Angeles route (Horizon Air).

Indirectly, we compete with Southwest, US Airways, AirTran, Delta and other carriers that provide nonstop service to our leisure destinations from airports near our small city markets. For example, we fly from Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas, Los Angeles, Phoenix and San Francisco on various other carriers. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Delta, although all of these legacy carriers currently utilize regional aircraft to access their hubs and mainline jets to access Las Vegas. Legacy carriers offering these segments with connecting flights and use of regional aircraft tend to charge higher and restrictive fares. In addition, these alternatives to our direct flight service have a much longer elapsed time of travel.

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

People

We believe our growth potential and the achievement of our corporate goals are directly linked to our ability to attract and retain some of the best professionals available in the airline business. Full-time equivalent employees at February 1, 2012 consisted of 351 pilots, 397 flight attendants, 52 airport operations personnel, 287 mechanics, 126 reservation agents, and 281 management and other personnel. As of February 1, 2012, we employed 1,494 full-time and 225 part-time employees, which we consider to be 1,613 full-time equivalent employees.

We place great emphasis on the selection and training of enthusiastic employees with potential to add value to our business and who we believe fit in with and contribute to our business culture. The recruiting and training process begins with an evaluation and screening process, followed by multiple interviews and experience verification. We provide extensive training intended to meet all FAA requirements for security, safety and operations for our pilots, flight attendants and customer service agents.

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

We have never experienced an organized work stoppage or strike.  We have an in-house pilot association which we meet with on a regular basis to address relevant issues and matters of concern.  The terms of our existing compensation and benefits arrangement for our pilots will become amendable in November 2013 and includes base pay scale variability based on operating margin production.

In December 2010, our flight attendant employee group voted for representation from the Transport Workers Union (“TWU”).  We are currently in negotiations with TWU for a labor agreement and look to maintain a mutually satisfactory arrangement consistent with the existing compensation arrangement negotiated with the flight attendant in-house association prior to the selection of TWU.

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

 Insurance

We maintain insurance policies we believe are of types customary in the industry and as required by the DOT and are in amounts we believe are adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment and workers’ compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

Government Regulation

We are subject to federal, state and local laws affecting the airline industry and to regulation by the DOT, FAA and other governmental agencies.

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

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. None of the airports we serve currently restricts the number of flights or hours of operation, although it is possible one or more such airports may do so in the future with or without advance notice.

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

Our operations may become subject to additional federal requirements in the future under certain circumstances. For example, our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy.  Changes to the federal excise tax on air transportation have been proposed from time to time and may result in an increased tax burden for airlines and their passengers.

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

Future Laws and Regulations.  Congress, the DOT, the FAA, the EPA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the EPA, other agencies or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

Civil Reserve Air Fleet.  In February 2009 we received approval to become a participant in the Civil Reserve Air Fleet (“CRAF”) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF approval, we are eligible to bid on and be awarded peacetime airlift contracts with the military.

Item 1A.  Risk Factors

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

Fuel costs constitute a significant portion of our total operating expenses, representing approximately 47.7% and 43.6% during 2011 and 2010, respectively.  Significant increases in fuel costs have negatively affected our operating results in the past and future fuel cost volatility could materially affect our financial condition and results of operations.

Both the cost and availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world over which we have no control.  Aircraft fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of aircraft fuel, our ability to control this cost is limited and the price and future availability of fuel cannot be predicted with any degree of certainty.  Due to the high percentage of our operating costs represented by fuel, a relatively small increase in the price of fuel can have a significant negative impact on our operating costs.  A fuel supply shortage or higher fuel prices could result in curtailment of our service.

We have made a business decision in recent years not to purchase financial derivatives to hedge against increases in the cost of fuel.  This decision may make our operating results more vulnerable to the impact of fuel price increases.

Current negative economic conditions may adversely affect travel from our small city markets to our leisure destinations.

The U.S. economy continues to be impacted by high unemployment and other factors which may reduce the wealth and tighten spending of consumers. Leisure travel is aligned with discretionary spending and it is uncertain to what extent the continuance of these economic conditions will affect consumers and leisure travel in the future. These conditions could impact demand for airline travel in our small city markets or to our leisure destinations.

Our reputation and financial results could be harmed in the event of an accident or new regulations affecting our MD-80 aircraft.

An accident or incident involving one of our MD-80 aircraft, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

Additionally, our current dependence on the MD-80 aircraft and engine type for the majority of our flights (as of February 1, 2012, our operating aircraft consisted of 56 MD-80 aircraft and one Boeing 757-200 aircraft) makes us particularly vulnerable to any problems that might be associated with, or aging aircraft requirements affecting, this aircraft type or these engines. Our business would be significantly harmed if a mechanical problem with the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine were discovered causing our aircraft to be grounded while any such problem is being corrected, assuming it could be corrected at all. The Federal Aviation Administration (“FAA”) could also suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the MD-80 series aircraft or the Pratt & Whitney JT8D-200 series engine because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving an MD-80 aircraft.

Covenants in our senior secured term loan facility could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2011, we owed $123.5 million under a senior secured term loan facility (the “Term Loan”).  The Term Loan contains restrictive covenants that, among other things, limit:

• Capital expenditures
• Incurrence of future indebtedness
• Mergers and acquisitions
• Certain investments

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during difficult times or to take advantage of new business opportunities.

We may not be able to successfully implement our planned service to Hawaii.

We have announced our intention to begin to serve Hawaii in the second half of 2012. Before beginning to serve Hawaii, we will need to obtain regulatory approval for extended over water operations. There is no assurance that we will be able to secure such authority in order to allow us to begin service when planned or at all.

Although we plan to serve Hawaii from small city markets which do not currently have direct service to Hawaii, there is intense competition on routes to Hawaii from larger airports. There is no assurance we will be able to achieve acceptable levels of market acceptance for these long-haul flights from the small city markets we decide to serve on these routes. Further, as these long-haul flights will require more fuel than our shorter-haul routes, the risk of fuel price increases is exacerbated by this new service. As a result of these factors, there is no assurance we will be able to achieve the desired level of profitability from our planned service to Hawaii.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized airline reservation system, our telecommunication systems, our website and other automated systems. Our continuing work on enhancing the capabilities of our automation systems and the migration of data to a new platform could increase the risk of automation failures during the process.  Any failure by us to handle our automation needs could negatively affect our internet sales (on which we rely heavily) and customer service and result in increased costs.

Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures or computer viruses.  Although we have implemented security measures and have in place disaster recovery plans, we cannot assure investors these measures are adequate to prevent disruptions.  Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, loss of revenue, increase our expenses and generally harm our business.

In the processing of our customer transactions, we receive and store credit card and other identifiable personal data. This data is increasingly subject to legislation and regulation typically intended to protect the privacy of personal data that is collected, processed and transmitted. Further, we rely on consumer confidence in the security of our systems, including our website on which we sell almost 90% of our tickets.  We could be adversely affected if we fail to comply with existing rules or practices or if legislation or regulations are expanded to require changes in our business practices in ways that negatively affect our business, financial condition or results of operations. As privacy and data protection become more sensitive issues, we may also become exposed to potential liability. These and other privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

Our maintenance costs will increase as our fleet ages.

Our MD-80 aircraft range from 16 to 26 years old, with an average age of 22.3 years as of February 1, 2012.  In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain new aircraft.  FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

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

Increased labor costs could result in the long-term from unionization and labor-related disruptions.

Labor costs constitute a significant percentage of our total operating costs. In general, unionization has increased costs in the airline industry. In December 2010, our flight attendant employee group voted for representation from the Transport Workers Union (“TWU”). We are currently in negotiations with TWU for a labor agreement which could result in increased labor costs in the long-term.

Our pilot employee group is represented by an in-house association to negotiate matters of concern with us. Although we have negotiated a mutually acceptable arrangement with our pilot group, our costs could be adversely affected by the cumulative results of discussions with pilots in the future.

Unionization of any employee groups could result in demands that may increase our operating expenses and adversely affect our profitability. If employee groups elect to unionize in the future and if we are unable to reach agreement with any unionized employee group with respect to the terms of labor agreements, we may be subject to work interruptions or stoppages which could adversely affect our ability to conduct business.

Our business is heavily dependent on the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets could harm our business.

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Ft. Lauderdale or Oakland (the San Francisco Bay Area) as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

We rely on third parties to provide us with facilities and services that are integral to our business.

We have entered into agreements with third-party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, flight dispatch, baggage services and ticket counter space.  One of these agreements with third party contractors include station operation services at McCarran International Airport in Las Vegas, our largest served leisure destination. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services.

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

Changes in government laws and regulations imposing additional requirements and restrictions on our operations could increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures.  FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

In January 2011, the FAA adopted new regulations applying to aging aircraft.  These rules obligate aircraft design approval holders (typically the aircraft manufacturer or its successor) to establish a limit of validity ("LOV") of the engineering data that supports the aircraft’s structural maintenance program, demonstrate that widespread fatigue damage will not occur in aircraft of that type prior to reaching LOV, and establish or revise airworthiness limitations applicable to that aircraft type to include LOV.  According to the FAA, establishment of LOVs is necessary because structural fatigue characteristics of airplanes are understood only up to the point where analyses and testing of the structure are valid.  Once an LOV has been established, commercial operation of the aircraft beyond that value will be prohibited, unless an extended LOV has been obtained for the aircraft and incorporated into the operator’s maintenance program.  The operator or any other person, such as the aircraft manufacturer, would be eligible to apply for an extended LOV.  It is not currently possible to predict the LOV-based life limitations that will apply to our aircraft, nor is it possible to predict the future cost of our complying with aging aircraft requirements and/or replacing any aircraft that must be retired.  The LOV is required to be incorporated into our maintenance program for MD-80 series aircraft by July 2013.  As of February 1, 2012, the average number of cycles on our fleet was approximately 33,000 and the highest number of cycles on any of our aircraft was approximately 48,000.  We historically operate approximately 1,000 cycles per aircraft per year. While we expect the LOV to be based on number of cycles flown, our MD-80 aircraft have low number of cycles, and we understand Boeing is working on this issue, we cannot be sure of how the LOV will impact us until there has been a formal FAA approval of the manufacturer suggested limit.  In the case of our B757-series aircraft, the similar compliance deadline is January 2016.

On December 21, 2011, in response to federal legislation requiring that the FAA adopt updated regulations regarding flight crewmember duty and rest requirements, the FAA published new regulations on that topic.  Previously proposed regulations, taking into account current scientific knowledge and understanding of fatigue factors, rest requirements and other relevant data, drew thousands of pages of comment from interested parties, which the FAA was obligated to consider before issuing the new regulations.  We are studying the new rules and analyzing how they will affect our operating both practically and financially.  We are not yet able to draw conclusions, except to state that based on the previous proposal, additional cost will result.  The new regulations will take effect on January 4, 2014.

In April 2011, the DOT adopted revisions and expansions to a variety of its consumer-protection regulations.  Among other changes, the new rules (which became effective on or before January 26, 2012) substantially reduce the flexibility concerning airline advertising and sales practices, including on websites.  These new regulations, and further DOT rulemaking activity, may curtail our ability to advertise, price and sell our services in the particular manner we have developed and found most advantageous, forcing a more homogenized industry approach to advertising and sales.  We believe our revenues could be adversely impacted by these developments.  Although we are taking steps to seek to minimize the extent of the adverse effects, we cannot assure investors we will be successful in this regard in the long-term.  In addition, we and other airlines have challenged the legality of these new DOT rules in the United States Court of Appeals in Washington, D.C., and are actively prosecuting our case.  Even if our legal challenge is successful, however, we will be required to operate under the new rules until the rules are overturned (if ever) and we will have incurred significant costs in the process.  We could be subject to fines or other enforcement actions if the DOT believes we are not in compliance with these rules.  Even if our practices are upheld to be in compliance with the DOT rules, we could incur substantial costs defending our practices.

Legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict if this or any similar legislation will pass the Congress or, if passed and enacted into law, how it would apply to the airline industry. In addition, the Administrator of the Environmental Protection Agency (EPA) has concluded that current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. Although legal challenges and additional legislative proposals are expected, the finding could ultimately result in strict regulation of commercial aircraft emissions, as has taken effect for operations to, from and within the European Union under EU legisltation.  These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

In respect of aging aircraft, crewmember duty and rest, consumer protection, climate change, taxation and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply consumption on fuel availability

•	announcements concerning our competitors, the airline industry or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft type we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	sales of our common stock or other actions by investors with significant shareholdings

•	general market conditions

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

Provisions in our articles of incorporation, our bylaws, and under Nevada law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our articles of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•	advance notification procedures for matters to be brought before stockholder meetings

•	a limitation on who may call stockholder meetings

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

As of December 31, 2011, our total fleet consisted of 56 MD-80 aircraft, and one Boeing 757-200, currently in revenue service.  In addition, we owned three other MD-80 aircraft and three other Boeing 757-200 aircraft at December 31, 2011, which we expect to place into revenue service in the future.  The following table summarizes our total aircraft fleet as of December 31, 2011:

Aircraft Type	Owned (1)	Leased (2)	Total	Seating Capacity (per aircraft)	Average Age in Years

MD-88/82/83 (3)	52	2	54	150/166	22.0
MD-87	2	-	2	130	22.7
B757-200	1	-	1	217	19.7
Total aircraft in service	55	2	57		21.5

MD-88/82/83	3	-	3	150	24.0
B757-200(4)	3	-	3	217	18.7
Total aircraft not in service	6	-	6

Total Aircraft	61	2	63

(1)
All of our owned aircraft are encumbered.  Refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt” for discussion of our notes payable and senior secured term loan facility.

(2)
In December 2011, we exercised purchase options on two leased MD-80 aircraft and took ownership of the aircraft in January 2012.  Upon taking ownership of these two aircraft in January 2012, we no longer have any aircraft under operating leases.

(3)
During the third quarter of 2011, our first MD-80 aircraft from our seat reconfiguration program entered into revenue service.  Under this program, we will reconfigure all our MD-80 aircraft, excluding our two MD-87 aircraft, from 150 seats to 166 seats.  As of December 31, 2011, 45 of our 52 owned MD-80 aircraft in service have 150 seats and seven aircraft have 166 seats.  Refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our seat reconfiguration program.

(4)
As of December 31, 2011, we have three owned Boeing 757-200 aircraft leased out to third parties on a short-term basis.  The expected return dates of the leased out aircraft, under their respective leases, are through the third quarter of 2012.

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

We have operational bases at airports at each of the major leisure destinations we serve and additionally at Bellingham, Washington.  In January 2012, we announced the establishment of an operational base at Oakland International Airport with seven new routes to serve the San Francisco Bay Area starting in April 2012.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport and Orlando Sanford International Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas for aircraft parts and supplies warehouse. The following details the airport locations we utilize as operational bases:

Airport	Location

McCarran International Airport	Las Vegas, Nevada
Orlando Sanford International Airport	Orlando, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Los Angeles International Airport	Los Angeles, California
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Bellingham International Airport	Bellingham, Washington
Tunica Airport	Tunica, Mississippi
Laughlin Bullhead International Airport	Bullhead City, Arizona
Wendover Airport	Wendover, Nevada

The Bellingham International Airport is continuing an expansion project which began in 2010 and we believe will allow for sufficient gate space for long-term growth. We believe we have sufficient access to gate space for current and presently contemplated future operations at all other airports we serve.

Our primary corporate offices are located in Las Vegas, where we lease approximately 65,000 square feet of space under a lease that expires in April 2019. We also lease approximately 10,000 square feet of office space in a building adjacent to our corporate offices which is utilized for training and other corporate purposes.  In addition to base rent, we are also responsible for our share of common area maintenance charges. In both leases, the landlord is a limited liability company in which certain of our directors own significant interests as non-controlling members.

Item 3.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market. On February 1, 2012, the last sale price of our common stock was $56.27 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2011
1st Quarter	$52.35	$39.21
2nd Quarter	$50.29	$38.95
3rd Quarter	$49.93	$40.31
4th Quarter	$55.36	$45.25
2010
1st Quarter	$59.04	$47.17
2nd Quarter	$58.12	$42.04
3rd Quarter	$46.37	$37.05
4th Quarter	$52.95	$38.12

            As of February 1, 2012, there were approximately 208 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders	493,433	$34.34	1,499,557
Equity compensation plans not approved by security holders	None	N/A	None
Total	493,433	$34.34	1,499,557

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 107,223 shares of nonvested restricted stock as of December 31, 2011.

(b)
The shares shown as remaining available for future issuance under equity compensation plans is reduced for outstanding cash-settled stock appreciation rights (“SARs”).  Although, these outstanding cash-settled SARs will not result in the issuance of shares, the number of outstanding cash-settled SARs reduce the number of shares available for other awards.

Dividend Policy

We did not declare or pay any dividends during 2011.  In second quarter 2010, we declared and paid a one-time cash dividend of $0.75 per share on our outstanding common stock.  Our Term Loan limits the amount of restricted payments, including cash dividends, that may be paid.  As of December 31, 2011, the limitation is not material based on the amount of cash dividends we have previously paid.  Future payments of cash dividends, if any, will depend on our financial condition, results of operations, cash from operations, business conditions, capital requirements, debt covenants and other factors deemed relevant to our Board of Directors.

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the fourth quarter of 2011. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 2011	2,462	$49.61	None	$44,933,570
November 2011	None	N/A	None	$44,933,570
December 2011	None	N/A	None	$44,933,570
Total	2,462	$49.61	None	$44,933,570

(1)	Represents the remaining dollar value of open market purchases of our common stock which has been authorized by our Board of Directors under a share repurchase program.

During the first three quarters of 2011, we repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1.5 million.  No share repurchases were made under the program during the fourth quarter 2011.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 31, 2006 and ending on the last day of 2011. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2006, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2006 to December 31, 2011, is not necessarily indicative of future results.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ALGT	$100.00	$114.13	$172.48	$167.51	$179.02	$193.58
Nasdaq Composite Index	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
AMEX Airline Index	$100.00	$58.84	$41.62	$57.99	$80.67	$55.65

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, 2011, has been derived from our consolidated financial statements. You should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2011 classifications.

	For the year ended December 31,
FINANCIAL DATA:	2011	2010	2009	2008	2007
Total operating revenue	$779,117	$663,641	$557,940	$504,012	$360,573
Total operating expenses	693,673	558,985	435,687	448,164	316,513
Operating income	85,444	104,656	122,253	55,848	44,060
Total other (income) expense	5,930	1,324	1,689	596	(6,645)
Income before income taxes	79,514	103,332	120,564	55,252	50,705
Net income	$49,398	$65,702	$76,331	$35,407	$31,509

Earnings per share to common stockholers(1):
Basic	$2.59	$3.36	$3.81	$1.74	$1.56
Diluted	$2.57	$3.32	$3.76	$1.72	$1.53

Cash dividends per share	$-	$0.75	$-	$-	$-

Cash and cash equivalents	$150,740	$113,293	$90,239	$97,153	$144,269
Investment securities	168,786	37,000	141,231	77,635	27,110
Total assets	706,743	501,266	499,639	423,976	405,425
Long-term debt (including capital leases)	146,069	28,136	45,807	64,725	72,146
Stockholder's equity	351,504	297,735	292,023	233,921	210,331

Operating income	$85,444	$104,656	$122,253	$55,848	$44,060
Operating margin %	11.0%	15.8%	21.9%	11.1%	12.2%
Cash provided by (used in):
Operating activities	$129,911	$97,956	$131,674	$71,632	$73,947
Investing activities	(208,223)	6,782	(97,213)	(100,505)	(68,927)
Financing activities	115,759	(81,684)	(41,375)	(18,243)	8,976

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

	For the year ended December 31,
OPERATING DATA:	2011	2010	2009	2008	2007
Total system statistics:
Passengers	6,175,808	5,903,184	5,328,436	4,298,748	3,264,506
Revenue passenger miles (RPMs) (thousands)	5,640,577	5,466,237	4,762,410	3,863,497	3,140,927
Available seat miles (ASMs) (thousands)	6,364,243	6,246,544	5,449,363	4,442,463	3,865,337
Load factor	88.6%	87.5%	87.4%	87.0%	81.3%
Operating revenue per ASM (RASM)* (cents)	12.24	10.62	10.24	11.35	9.33
Operating expense per ASM (CASM) (cents)	10.90	8.95	8.00	10.09	8.19
Fuel expense per ASM (cents)	5.20	3.90	3.03	5.17	3.94
Operating CASM, excluding fuel (cents)	5.70	5.05	4.97	4.92	4.25
Operating expense per passenger	$112.32	$94.69	$81.77	$104.25	$96.96
Fuel expense per passenger	$53.54	$41.28	$30.97	$53.42	$46.61
Operating expense per passenger, excluding fuel	$58.78	$53.41	$50.80	$50.83	$50.35
Departures	49,360	47,986	43,795	35,839	28,788
Block hours	113,691	111,739	98,760	81,390	68,488
Average stage length (miles)	858	874	836	836	906
Average number of operating aircraft during period	52.2	49.0	42.7	36.4	27.8
Total aircraft in service end of period	57	52	46	38	32
Average departures per aircraft per day	2.6	2.7	2.8	2.7	2.8
Average block hours per aircraft per day	6.0	6.2	6.3	6.1	6.7
Full-time equivalent employees at end of period	1,595	1,614	1,569	1,348	1,180
Fuel gallons consumed (thousands)	107,616	106,093	93,521	76,972	66,035
Average fuel cost per gallon	$3.07	$2.30	$1.76	$2.98	$2.30

Scheduled service statistics:
Passengers	5,776,462	5,609,852	4,919,826	3,894,968	3,017,843
Revenue passenger miles (RPMs) (thousands)	5,314,976	5,211,663	4,477,119	3,495,956	2,844,358
Available seat miles (ASMs) (thousands)	5,797,753	5,742,014	4,950,954	3,886,696	3,423,783
Load factor	91.7%	90.8%	90.4%	89.9%	83.1%
Departures	42,586	41,995	37,115	29,548	25,088
Average passengers per departure	136	134	133	132	120
Block hours	101,980	101,242	87,939	70,239	60,607
Yield (cents)	9.69	8.21	7.73	9.47	9.10
Scheduled service revenue per ASM (PRASM) (cents)	8.88	7.45	6.99	8.51	7.56
Total ancillary revenue per ASM* (cents)	3.62	3.38	3.29	2.95	1.90
Total scheduled service revenue per ASM (TRASM)* (cents)	12.50	10.83	10.28	11.46	9.46
Average fare - scheduled service	$89.15	$76.26	$70.38	$84.97	$85.80
Average fare - ancillary air-related charges	$31.18	$30.25	$29.06	$24.52	$16.02
Average fare - ancillary third party products	$5.18	$4.34	$4.01	$4.91	$5.53
Average fare - total	$125.51	$110.85	$103.45	$114.40	$107.35
Average stage length (miles)	901	912	891	882	923
Fuel gallons consumed (thousands)	96,999	96,153	83,047	66,291	57,772
Average fuel cost per gallon	$3.30	$2.43	$1.90	$3.22	$2.40
Percent of sales through website during period	88.8%	88.8%	86.3%	86.4%	86.6%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2011, 2010 and 2009. Also discussed is our financial position as of December 31, 2011 and 2010. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

2011 Results

The year 2011 was another successful year for us, our ninth straight year of profitability, while introducing our first Boeing 757-200 aircraft into revenue service, beginning our MD-80 seat reconfiguration program and further development in our system automation upgrades.  During 2011, we earned $49.4 million of net income or $2.57 per share (diluted) on operating revenues of $779.1 million.  We experienced unit revenues at the highest levels in our history, with a total average fare increase of 13.2% to $125.51 for 2011, which was achieved despite a 1.9% increase in system capacity.  The total average fare performance during the year allowed us to more than offset the effect of high fuel prices as our entire fuel cost increase was attributable to unit cost increases.  Our system average cost per gallon increased from $2.30 during 2010 to $3.07 in 2011.

Our strong operating revenue results were driven by a 19.2% increase in scheduled service revenue per available seat mile (“PRASM”).  In addition to the PRASM increase, strong third party ancillary product sales for hotel room bookings and rental car sales contributed to a 15.4% increase in total scheduled service revenue and ancillary revenue per ASM (“TRASM”) for 2011 compared with the same period of 2010.  We believe our improvement in unit revenue production was due to changes to our pricing strategy, our aggressive capacity management and a strong leisure demand environment.

During 2011, our operating expense per passenger, excluding fuel increased $5.37, or 10.1%, to $58.78, with a main driver being increased maintenance and repairs expense compared to prior years.  Maintenance and repairs expense increased $20.6 million, or 34.1%, due primarily from increased engine overhauls year-over-year.  In late 2010, due to multiple factors, we changed our approach to engine overhauls.  In recent years, we overhauled very few of our engines and instead purchased engine replacements in the secondary market.  We are currently managing our engine needs through a combination of performing engine overhauls and purchasing fewer engines for replacement purposes.  During 2011, our engine overhauls and repairs expense totaled $18.3 million.  We began 2012 with approximately 50% of our engine pool having fewer than 1,000 cycles since overhaul, as compared to just 11% of our engines in January 2011.  We believe this will increase operational reliability and reduce the extent of the significant variations from period to period in our maintenance and repairs expense which we have experienced in the recent past.

During 2011, we also made notable progress on a number of ongoing capital projects and have begun to see returns from these projects.  We introduced our first Boeing 757-200 aircraft into revenue service in July 2011, and believe the larger aircraft will provide additional revenue opportunities while reducing unit costs associated with its operations.  The first MD-80 aircraft from our seat reconfiguration program entered revenue service during third quarter 2011 and we have nine in revenue service as of February 1, 2011.  We believe these additional 16 seats will be accretive to earnings as they will allow us to grow capacity without adding incremental aircraft into our operating fleet.  Our strategy is to convert each base to 166-seat MD-80 aircraft as soon as possible to optimize the selling effort in that particular base.  Another area of significant investment during 2011 has been automation, as we have continued to work on the upgrade of our current system platform.  We expect the continued improvement of our website and other automation enhancements will allow us to capitalize on customer loyalty with additional product offerings.

Lastly, we executed our first capital market debt transaction during the year as we closed a $125.0 million senior secured term loan facility (the “Term Loan”) in March 2011.  The Term Loan matures on March 10, 2017 and bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity.  The proceeds from this transaction have provided us the ability, along with our cash from operations, to fund our capital expenditures needs for the future, and provide further financial flexibility to grow the business and weather sudden industry disruptions or U.S. macroeconomic events.

Aircraft

Operating fleet

As of December 31, 2011, our total aircraft in service consisted of 56 MD-80 aircraft and one Boeing 757-200.  During 2011, we placed five MD-80 aircraft and one Boeing 757-200 into service, along with the permanent withdrawal of one MD-80 aircraft (130-seat MD-87), which increased our aircraft in service to 57 aircraft at December 31, 2011.  The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	As of December 31, 2011			As of December 31, 2010			As of December 31, 2009
	Own (a)(b)	Lease (c)	Total (b)	Own (a)	Lease (d)	Total	Own (a)(e)	Lease	Total

MD82/83/88s	52	2	54	47	2	49	38	4	42
MD87s (f)	2	-	2	3	-	3	4	-	4
B757-200	1	-	1	-	-	-	-	-	-
Total	55	2	57	50	2	52	42	4	46

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated. See below for further information on our aircraft not yet in our operating fleet.
(b)	Includes seven MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration.

(c)
In December 2011, we exercised purchase options on two MD-80 aircraft and took ownership of these aircraft in January 2012.  Subsequent to taking ownership of these two aircraft in January 2012, we no longer have any aircraft under operating leases.

(d)	In February 2010, we exercised purchase options on two MD-80 aircraft under operating leases. In October 2010, we took ownership of these aircraft.

(e)	Includes two MD-80 aircraft subject to capital leases as of December 31, 2009. In September 2010, we exercised early purchase options and took ownership of these two aircraft.

(f)	Used almost exclusively for fixed fee flying.

MD-80 aircraft not in service

As of December 31, 2011, two of our MD-80 aircraft previously in storage are being modified to a 166 seat reconfiguration and expected to enter revenue service in the first quarter of 2012.  Subsequent to these two MD-80 aircraft being modified to 166 seats, the remaining aircraft in the seat reconfiguration program will be removed from aircraft in service.  There is also one additional MD-80 aircraft in storage which could be used for future growth opportunities.

Boeing 757-200 aircraft

As of December 31, 2011, we owned four Boeing 757-200 aircraft, of which three were leased out to third parties on a short-term basis, and one is in revenue service.  The expected return dates of the leased out aircraft, under their respective leases, are through the third quarter of 2012.  We expect these three aircraft to be added to revenue service through the first half of 2013.

We obtained approval from the Federal Aviation Administration (“FAA”) to begin operating the Boeing 757-200 aircraft type in our operating fleet and in July 2011, initiated service with the aircraft on two of our routes to Las Vegas.  Two additional Boeing 757-200 aircraft remain to be purchased under our previous contract.  We expect to close on these aircraft during the first half of 2012, with introduction of these aircraft into our fleet during the first half of 2012.  We continue our efforts to gain flag carrier status and complete the ETOPS certification process with the goal to launch service with our Boeing 757-200 aircraft to Hawaii in the second half of 2012.

Network

We have increased the number of routes into our leisure destinations from 160 at December 31, 2010 to 171 routes at December 31, 2011.  We now serve 76 cities in 39 states (including small cities and destinations) through our route network.  The following shows the number of destinations and small cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,	As of December 31,	As of December 31,
	2011	2010	2009

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	65	62	58
Total cities served	76	73	69

Routes to Las Vegas	48	45	40
Routes to Orlando airports (a)	35	29	31
Routes to Phoenix	29	27	20
Routes to Tampa Bay/St. Petersburg	23	20	20
Routes to Los Angeles	14	17	11
Routes to Ft. Lauderdale	7	7	5
Other routes	15	15	9
Total routes	171	160	136

(a)
From February 2010 until February 2011, we served both Orlando International Airport and Orlando Sanford International Airport.  In February 2011, we have consolidated our Orlando operations back to our original operational base at Orlando Sanford International Airport.

Trends and Uncertainties

Oil prices have stabilized during the second half of 2011, but at levels resulting in an increase of our system average cost per gallon to $3.07, a 33.5% increase from $2.30 in 2010.  This system average cost per gallon for 2011 was higher than the $2.98 per gallon we experienced in 2008 when fuel reached peak levels.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products.  The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations.  We will continue to try to offset these fuel prices through our continued focus on capacity management, driving additional ancillary revenues and the execution of our low fixed, high variable cost model.  We remain pleased with the strength and flexibility of our model and believe it has proven successful to maintain profitability in a high fuel price environment.

We continue to expand our route network and extend our national footprint with the focus on serving residents of small cities.  Our national footprint is well balanced and is not dependant on one particular market or geographic region.  In January 2012, we announced the establishment of an operational base and expansion of service at Oakland International Airport with seven new routes to serve the San Francisco Bay Area starting in April 2012.  We also anticipate service to Hawaii in the second half of 2012 upon completion of our ETOPS certification.

In January 2012, revisions and expansions to a variety of DOT consumer-protection regulations became effective.  Among other changes, the new rules substantially reduce the flexibility concerning airline advertising and sales practices, including on websites. These new regulations curtail our ability to advertise, price and sell our services in the particular manner we have developed and found most advantageous, forcing a more homogenized industry approach to advertising and sales. Future DOT rulemaking in this regard may impose further restrictions on us.  Although we are taking steps to minimize the extent of any negative impact and we are challenging certain of the new rules in court, our revenues could be adversely affected in the long-term.

We expect to transfer over to our new website in first quarter 2012 and continue to enhance our website offerings to our customers.  We believe this will in time provide significant revenue opportunities on which we hope to capitalize.

Our Operating Revenue

Our operating revenue comprises of both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

•	Scheduled service revenue. Scheduled service revenue consists of air fare for nonstop flights on our route network.

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

•
Fixed fee contract revenue.  Our fixed fee contract revenue is generated from fixed fee agreements and charter service on a seasonal and ad-hoc basis for other customers.  The majority of our fixed fee contract revenue is under fixed fee agreements with affiliates of Caesars Entertainment Inc. and Peppermill Resorts Inc.

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

RESULTS OF OPERATIONS

2011 Compared to 2010

The table below presents our operating expenses as a percentage of operating revenue for the periods presented:

	Year Ended December 31,
	2011	2010
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	42.4	36.6
Salary and benefits	15.4	16.3
Station operations	8.6	9.4
Maintenance and repairs	10.4	9.1
Sales and marketing	2.6	2.6
Aircraft lease rentals	0.1	0.3
Depreciation and amortization	5.4	5.3
Other	4.1	4.6
Total operating expenses	89.0%	84.2%
Operating margin	11.0%	15.8%

Operating Revenue

Our operating revenue increased 17.4% to $779.1 million in 2011 from $663.6 million in 2010 primarily driven by a 13.2% increase in our total average fare from $110.85 to $125.51 and a 3.0% increase in scheduled service passengers.  We believe stronger travel demand, changes in our pricing strategy and aggressive capacity management contributed to the improvement in total average fare.

Scheduled service revenue.  Scheduled service revenue increased 20.4% to $515.0 million for 2011, up from $427.8 million in 2010.  The increase was primarily driven by a 16.9% increase in the average base fare for 2011 compared to 2010, along with a 3.0% increase in the number of scheduled service passengers.  The significant increase in average base fare was achieved despite a 1.0% increase in capacity.  Passenger growth was driven by a 1.4% increase in the number of scheduled service departures and a slight increase in scheduled service load factor, up almost one percentage point to 91.7% for 2011.

Ancillary revenue.  Ancillary revenue increased 8.2% to $210.0 million in 2011 up from $194.0 million in 2010, driven by a 5.1% increase in ancillary revenue per scheduled service passenger from $34.59 to $36.36 and a 3.0% increase in scheduled service passengers.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,		Percentage
	2011	2010	Change
Air-related charges	$31.18	$30.25	3.1%
Third party products	5.18	4.34	19.4%
Total ancillary revenue per scheduled service passenger	$36.36	$34.59	5.1%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2011	2010	Change
Gross ancillary revenue—third party	$106,362	$89,258	19.2%
Cost of goods sold	(71,984)	(60,860)	18.3%
Transaction costs(a)	(4,463)	(4,032)	10.7%
Ancillary revenue—third party products	$29,915	$24,366	22.8%
As percent of gross ancillary revenue—third party	28.1%	27.3%	0.8pp
Hotel room nights	647,716	568,665	13.9%
Rental car days	577,749	576,309	0.2%

During 2011, we generated gross revenue of $106.4 million from third party products, which resulted in net revenue of $29.9 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room bookings and margin expansion, when compared to the prior year.

Fixed fee contract revenue.  Fixed fee contract revenue increased 7.7% to $43.7 million during 2011 from $40.6 million for 2010.   The increase in fixed fee contract revenue was primarily attributable to flying under an agreement with Peppermill Resorts Inc. (flying began in January 2011), which more than offset the reduction in fixed fee flying under the Caesars Entertainment Inc. (“Caesars”) agreement.  Block hours flown under our fixed fee flying agreement with Caesars decreased from 6,893 block hours in 2010 to 5,605 in 2011.

Other revenue.  We generated other revenue of $10.5 million for 2011 compared to $1.2 million for 2010, primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  The expected return dates of these aircraft, under their respective leases, are through the third quarter of 2012.

Operating Expenses

Our operating expenses increased 24.1% to $693.7 million for 2011 compared to $559.0 million in 2010.  We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods which enable us to assess trends in each expense category.

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

	Year ended December 31,		Percentage
	2011	2010	Change
Aircraft fuel	$53.54	$41.28	29.7%
Salaries and benefits	19.41	18.30	6.1
Station operations	10.80	10.61	1.8
Maintenance and repairs	13.15	10.26	28.2
Sales and marketing	3.22	2.89	11.4
Aircraft lease rentals	0.18	0.29	(37.9)
Depreciation and amortization	6.80	5.92	14.9
Other	5.22	5.14	1.6
Operating expense per passenger	$112.32	$94.69	18.6%
Operating expense per passenger, excluding fuel	$58.78	$53.41	10.1%

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

	Year Ended December 31,				Percentage
	2011		2010		Change
Aircraft fuel	5.20	¢	3.90	¢	33.3%
Salary and benefits	1.88		1.73		8.7
Station operations	1.05		1.00		4.7
Maintenance and repairs	1.28		0.97		32.0
Sales and marketing	0.31		0.27		14.8
Aircraft lease rentals	0.02		0.03		(33.3)
Depreciation and amortization	0.66		0.56		17.9
Other	0.50		0.49		2.0
Operating expense per ASM (CASM)	10.90	¢	8.95	¢	21.8%
CASM, excluding fuel	5.70	¢	5.05	¢	12.9%

Our CASM, excluding fuel, increased 12.9%, primarily from increases in maintenance and repairs expense, salaries and benefits expense and depreciation and amortization expense.  Lower aircraft utilization inherent in our capacity management plan for the period and a 1.8% decrease in system average stage length contributed to the increase in CASM excluding fuel as increasing total costs were spread over only a slightly higher number of ASMs compared to the prior year.

Aircraft fuel expense.  Aircraft fuel expense increased $87.0 million or 35.7% to $330.7 million for 2011, up from $243.7 million in 2010, primarily driven by a 33.5% increase in the system average cost per gallon from $2.30 to $3.07.  In addition, the expansion of crack spreads for jet fuel continued to impact our system average cost per gallon during 2011.

Salary and benefits expense.  Salary and benefits expense increased 11.0% to $119.9 million in 2011 up from $108.0 million in 2010, due to a 12.3% increase in our salary and benefits expense per full-time equivalent employee.  The increase in our salary and benefits expense per full-time equivalent employee was driven by our new pilot and flight attendant compensation agreements which went into effect in May and July 2010, respectively.  The number of full-time equivalent employees decreased 1.2% from 1,614 as of December 31, 2010 to 1,595 as of December 31, 2011, with the outsourcing of our station operations in Las Vegas beginning in May 2011 resulting in this decrease.

Station operations expense.  Station operations expense increased 6.5% to $66.7 million in 2011 compared to $62.6 million in 2010 as a result of a 3.6% increase in station operations expense per departure and a 2.9% increase in system departures.  The increase in station operations expense per departure was attributable to increases in ground handling fees at several airports where we operate, along with outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense.  Maintenance and repairs expense increased 34.1% to $81.2 million for 2011 compared to $60.6 million in 2010.  The increase was primarily a result of increased engine overhauls of $13.4 million during 2011 compared to the prior year.  Increases in the repair of rotable parts and usage of expendable parts associated with an increase in average number of our aircraft in service from 49.0 in 2010 to 52.2 for 2011 also contributed to our increased maintenance and repairs expense.  The increase in engine overhauls and repairs was driven by a new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.  As a result of having more than 50% of our engines with fewer than 1,000 cycles at the beginning of 2012, we expect maintenance and repair expense to return to more traditional levels in 2012.

Sales and marketing expense.  Sales and marketing expense increased 16.7% to $19.9 million in 2011 compared to $17.1 million in 2010 due to higher credit card transaction costs associated with the 16.6% increase in scheduled service and ancillary revenue and an increase in advertising expenses driven by entrance into new markets.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased 36.0%, from $1.7 million in 2010 to $1.1 million in 2011.  Two of our MD-80 aircraft were under operating lease agreements during 2011, compared to four aircraft during the majority of 2010. In December 2011, we exercised purchased options on these two aircraft under operating leases and took ownership of the aircraft in January 2012.  Upon taking ownership of these two aircraft in January 2012, we no longer have any aircraft under operating leases.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $42.0 million in 2011 from $35.0 million in 2010, an increase of 20.0% primarily driven by additional depreciation expense from Boeing 757-200 and MD-80 aircraft and engines.  Our Boeing 757-200 aircraft include three aircraft leased to third parties during 2011 and one placed into revenue service in July 2011.  We ended 2011 with 57 aircraft in service as compared to 52 aircraft at the end of 2010.

Other expense.  Other expense increased 6.2% to $32.2 million in 2011 compared to $30.4 million in 2010.  The increase was primarily driven by losses associated with one MD-87 aircraft we permanently grounded during the second quarter of 2011, the disposal of one engine, along with the write-down of engine values in our consignment program.  In addition, we had an increase in our administrative expenses associated with our growth, such as property taxes and software support, which contributed to the overall increase in other operating expenses.

Other (Income) Expense

Other (income) expense increased from a net other expense of $1.3 million for 2010, to a net other expense of $5.9 million for 2011. The increase is due to a $4.7 million increase in interest expense in 2011 primarily associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was 37.9% for 2011 compared to 36.4% for 2010.  The higher effective tax rate for 2011 was largely due to the impact of apportionment factor adjustments to filed state income tax returns which contributed to an increase in our state income tax expense.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our effective tax rates.

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

 Operating Revenue

Our operating revenue increased 18.9% to $663.6 million in 2010 from $557.9 million in 2009 primarily due to a 23.6% increase in scheduled service revenue and a 19.2% increase in ancillary revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by a 14.0% increase in scheduled service passengers on a 13.1% increase in scheduled service departures.  The increase in scheduled service passengers combined with an overall strengthening in the U.S. economy allowed us to increase our average base airfare $5.88 or 8.4% to $76.26 in 2010 from 2009.

System available seat miles (“ASMs”) increased by 14.6% as a result of a 9.6% increase in system departures and a 4.5% increase in system average stage length.  Operating revenue per ASM (“RASM”) increased from 10.24¢ during 2009 to 10.62¢ during 2010 as the rate of increase in total operating revenue slightly exceeded the increase in our capacity.

 Scheduled service revenue.  Scheduled service revenue increased 23.6% to $427.8 million in 2010, up from $346.2 million in 2009.  The increase was primarily driven by a 14.0% increase in the number of scheduled service passengers, along with an 8.4% increase in the scheduled service average base fare for 2010 compared to 2009.  Passenger growth was driven by a 13.1% increase in the number of scheduled service departures and a slight increase in scheduled service load factor, up 0.4 percentage points to 90.8%.  The increase in departure growth was driven by the increase in routes to our Phoenix market, Los Angeles market (with commencement of flying to Long Beach in July 2010 which has been discontinued in November 2011) and route expansion of our seasonal service during 2010 to Myrtle Beach and Punta Gorda.  Overall, our route network expanded from 136 routes served at December 31, 2009 to 160 served at December 31, 2010.

Ancillary revenue.  Ancillary revenue increased 19.2% to $194.0 million in 2010 up from $162.7 million in 2009, driven by a 14.0% increase in scheduled service passengers and a 4.6% increase in ancillary revenue per scheduled passenger from $33.07 to $34.58. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,		Percentage
	2010	2009	Change
Air-related charges	$30.25	$29.06	4.1%
Third party products	4.34	4.01	8.2%
Total ancillary revenue per scheduled service passenger	$34.59	$33.07	4.6%

The increase in air-related charges per-passenger was primarily attributable to higher baggage fees and booking fees in the comparable periods.  We increased baggage fees to comparable industry levels.  In addition, we transitioned to an open seating model for customers who do not purchase our assigned seat product.  This resulted in an increase in take rates and overall revenue production for our priority boarding and assigned seat products.  Ancillary revenue from third party products increased in 2010 on a per-passenger basis as a result of increased volume of sales per passenger and increased margins on the sale of hotel rooms compared to 2009.

The following table details the calculation of ancillary revenue from third party products:

	Year Ended December 31,
(in thousands)	2010	2009	Change
Gross ancillary revenue—third party	$89,258	$73,188	22.0%
Cost of goods sold	(60,860)	(50,014)	21.7%
Transaction costs(a)	(4,032)	(3,459)	16.6%
Ancillary revenue—third party products	$24,366	$19,715	23.6%
As percent of gross ancillary revenue—third party	27.3%	26.9%	0.4pp
Hotel room nights	568,665	532,013	6.9%
Rental car days	576,309	380,261	51.6%

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

Other revenue.  We generated other revenue of $1.2 million for 2010 compared to $5.8 million for 2009 during which other revenue was primarily leases of flight equipment to third parties.  All of these leases were terminated by the end of third quarter 2010.

Operating Expenses

Our operating expenses increased 28.3% to $559.0 million for 2010 compared to $435.7 million in 2009.  The following table presents Operating expense per passenger for the indicated periods:

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

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

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

Aircraft fuel expense.  Aircraft fuel expense increased $78.7 million or 47.7% to $243.7 million in 2010, up from $165.0 million in 2009, primarily driven by a 30.7% increase in the system average cost per gallon from $1.76 to $2.30.  System departure growth of 9.6% and a 4.5% increase in system average stage length in 2010 resulted in a 13.4% increase in gallons consumed, which increased from 93.5 million to 106.1 million.

Salary and benefits expense.  Salary and benefits expense increased 20.0% to $108.0 million in 2010 up from $90.0 million in 2009.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 26.8% attributable to a 23.2% increase in salary and benefits expense per full-time equivalent employee and a 2.9% increase in the number of full-time equivalent employees from December 31, 2009 to December 31, 2010.  We entered into new compensation agreements with our pilots and flight attendants which went into effect in May and July 2010 respectively.  These new compensation arrangements accounted for the majority of the year-over-year increase in salary and benefits expense per full-time equivalent employees.  In addition to these agreements, we experienced higher medical premiums and increased 401(k) contributions which were offset by a reduction in employee accrued bonus expense due to a lower level of profitability compared to 2009.

Station operations expense.  Station operations expense increased 16.0% to $62.6 million in 2010 compared to $54.0 million in 2009 as a result of a 9.6% in system departures and a 5.9% increase in station operations expense per departure.  Our expense per departure increase was primarily attributable to increased airport and common use fees at some of our leisure destination airports.  As capacity is reduced at these airports, which was the case in 2009 and 2010, airports reallocate costs among remaining carriers.  In addition we operated out of Orlando International Airport from the first quarter 2010 until first quarter 2011, which has approximately 25.0% higher operating costs than those at Orlando Sanford International Airport.

Maintenance and repairs expense.  Maintenance and repairs expense increased 14.4% to $60.6 million in 2010 compared to $52.9 million in 2009 as the average number of aircraft in service increased 14.8% from 42.7 aircraft during 2009 to 49.0 during 2010.  The timing of maintenance events may cause our maintenance and repairs expense to vary significantly from period to period.

Sales and marketing expense.  Sales and marketing expense increased 3.7% to $17.1 million in 2010 compared to $16.5 million in 2009 due to higher credit card transaction costs associated with the 22.1% increase in scheduled service and ancillary revenue.  The increase in transaction costs were partially offset by reductions in credit card rates and small city advertising expenses.

Aircraft lease rentals expense.  Aircraft lease rentals expense decreased 10.6%, from $1.9 million in 2009 to $1.7 million in 2010.  For all of 2009 and a majority of 2010, we operated four leased aircraft.  In October 2010 we took ownership of two of our leased aircraft though the exercise of purchase options leaving two aircraft under operating leases in our fleet at the end of 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2011, our primary sources of funds were cash generated by our operations and cash borrowed under the $125.0 million Term Loan.  Our operating cash flows have allowed us to maintain a high level of liquidity while growing our fleet and meeting our short term obligations. Our future capital needs are generally for the purchase of additional aircraft for which we had $39.5 million of obligations as of December 31, 2011 under existing aircraft purchase agreements.  In addition, our capital needs include a seat reconfiguration program for our MD-80 aircraft fleet which we expect to have completed by the end of 2012.  We believe we have adequate liquidity resources through our operating cash flows and the proceeds from the Term Loan to meet our future capital obligations.

Current Liquidity

Cash and cash equivalents, restricted cash and investment securities (short-term and long-term) totaled $335.0 million, $171.6 million and $249.3 million at December 31, 2011, 2010 and 2009, respectively. Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts, and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.  Investment securities represent highly liquid marketable securities which are available-for-sale.  During 2011, we were able to decrease our restricted cash balance by $5.8 million primarily from lower amounts on a number of existing letters of credit issued to our hotel vendors and some airports, along with other funds no longer held under restriction, including a portion of cash collateral against notes payable.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

Sources and Uses of Cash

Operating activities.   During 2011, our operating activities provided $129.9 million of cash compared to $98.0 million during 2010.  We generated more cash from operating activities in 2011 than 2010 as a result of an increase in non-cash items of depreciation and amortization and the change in our deferred income taxes, along with a higher increase in our air traffic liability.  In addition, cash from operating activities in 2010 was reduced by the prepayment of $25.0 million for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing activities.  Cash used in investing activities for 2011 was $208.2 million compared to $6.8 million of cash provided by investment activities in 2010.  During 2011, our primary use of cash was for the investment of proceeds from the Term Loan in investment securities and the purchase of property and equipment of $86.6 million.  Purchases of property and equipment during 2011 consisted primarily of the cash purchase of two Boeing 757-200 aircraft, expenditures associated with our 166 seat reconfiguration program and other engine and flight equipment purchases.  During 2010, proceeds from maturities and sales of our short-term investments net of purchases were offset partially by the use of cash for the purchase of property and equipment.  Market conditions and a relatively flat interest rate curve during 2010 resulted in a higher amount of proceeds from maturities and sales of short-term investments, net of purchases, being used in 2010 for the purchase of investments with less than three month maturities which are classified as cash equivalents.  Purchases of property and equipment during 2010 consisted of cash purchases of aircraft and induction costs associated with aircraft including payment of pre-delivery deposits on four Boeing 757-200 aircraft.

Financing activities.  Cash provided by financing activities for 2011 was $115.8 million, compared to $81.7 million used for 2010.  Net of deferred financing costs, we received $136.6 million from the Term Loan and the issuance of notes payable associated with two loans secured by Boeing 757-200 aircraft.  Cash received from these financing activities was offset by $21.2 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft in anticipation of the pledge of these aircraft under the Term Loan.  In addition, during 2011, we used $1.9 million of cash for stock repurchases.  During 2010, we primarily used cash for the repurchase of our common stock in open market purchases of $53.8 million, payment on our debt and capital lease obligations of $31.7 million and the payment of cash dividends to shareholders of $14.9 million.

Debt

Our long-term debt obligations increased from $28.1 million as of December 31, 2010 to $146.1 million as of December 31, 2011.  As of December 31, 2011, all of our in-service MD-80 and Boeing 757-200 aircraft were pledged to secure our debt obligations.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2011 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	1-3 years	4 to 5 years	More than 5 years
Long-term debt obligations(1)	$185,331	$16,238	$41,518	$127,575	$-
Operating lease obligations(2)	50,070	12,867	31,156	4,926	1,121
Aircraft purchase obligations(3)	39,535	39,099	436	-	-
Total future payments on contractual obligations	$274,936	$68,204	$73,110	$132,501	$1,121

(1)	Long-term debt obligations include scheduled interest payments.

(2)
Operating lease obligations include aircraft operating leases and leases of office space and airport station property.  In January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and were operating under operating lease agreements.  As a result of exercising the purchase options for these aircraft, there were no contractual cash obligations from these operating lease agreements at December 31, 2011.

(3)	Aircraft purchase obligations under existing aircraft purchase agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we had operated two of our aircraft under operating leases which were not reflected on our balance sheet.  In January 2012, we took ownership of these two aircraft after the exercise of purchase options.  Upon taking ownership of these aircraft, we no longer have any aircraft under operating leases.

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

Revenue Recognition.  Scheduled service revenue consists of passenger revenue generated from limited frequency nonstop flights in our route network recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to end customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in our consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as the use of our website to purchase scheduled service transportation, advance seat assignments, priority boarding, our travel protection product and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the scheduled service. Revenues from change fees imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Ancillary revenue is also generated from third party products such as the sale of hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of ancillary revenue products is recorded net of amounts paid to wholesale providers, travel agent commissions and credit card processing fees in accordance with revenue reporting accounting standards.

Other revenue is generated from leased out aircraft and flight equipment and other miscellaneous sources. Lease revenue is recognized on a straight-line basis over the lease term.

Accounting for Long-Lived Assets.  When appropriate, we evaluate our long-lived assets for impairment. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values. To the extent a change in estimate for useful lives of our MD-80 aircraft fleet occurs, there could result an acceleration of depreciation expense associated with the change in estimate.

Aircraft maintenance and repair costs.  We account for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, we may be required under provisions of our lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned.  We had no maintenance deposits as of December 31, 2011 or December 31, 2010.

Investment Securities.  We maintain a liquid portfolio of investment securities available for current operations and to satisfy on-going obligations. We have classified these investments as “available for sale” and accordingly, unrealized gains or losses are reported as a component of comprehensive income in stockholders’ equity.

Stock-based compensation.  We issued stock-based awards, including restricted stock, stock options and stock appreciation rights (“SARs”) to certain officers, directors, employees and consultants.  For the years ended December 31, 2011, 2010 and 2009, we recorded $4.7 million, $4.4 million and $3.1 million, respectively, of compensation expense in our consolidated statements of income.

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

Expected volatilities used for the awards in 2011 were based on the historical volatility of our common stock.  No stock options or SARs were granted during 2010.  Expected volatilities for the awards issued in 2009 were based on the historical volatilities from publicly traded airline companies of our peer group due to the lack of longer-term historical information on our common stock price for the period.  We changed the basis for our expected volatilities to use historical volatility of our common stock as a result of the availability of more historical stock information.

Expected term represents the weighted average time between the option’s grant date and its exercise date. We estimated our expected term assumption in 2011 using historical award exercise activity and employee termination activity. We used the simplified method from accounting guidance for companies with a limited trading history to estimate the expected term on 2009 award grants. We changed the basis for our expected term to the use of historical award exercise activity and employee termination activity as a result of the availability of historical award information.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2011 and 2010 represented approximately 47.7% and 43.6% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2011 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $32.8 million for the year ended December 31, 2011. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our investment securities at December 31, 2011, which totaled $150.7 million in cash and cash equivalents, $154.8 million of short-term investments and $14.0 million of long-term investments.  We invest available cash in money market funds, investment grade commercial paper, government and corporate debt securities and other highly rated financial instruments.  Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2011 and 2010, would have affected interest income from cash and investment securities by $0.1 million in each period.

In March 2011, we borrowed $125.0 million under our Term Loan which bears variable-rate interest.  As a result of the Term Loan, we had $123.5 million of variable-rate debt outstanding as of December 31, 2011.  A hypothetical 100 basis point change in market interest rates as of December 31, 2011, would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $22.5 million, including current maturities, of fixed-rate debt outstanding as of December 31, 2011.  A hypothetical 100 basis point change in market interest rates as of December 31, 2011, would not have had a material effect on the fair value of our fixed rate debt instruments. Also, a hypothetical 100 basis point change in market rates during the years ended December 31, 2011 and 2010, would not have impacted our earnings or cash flow associated with our fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 are included below.

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Allegiant Travel Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited Allegiant Travel Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 27, 2012

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$150,740	$113,293
Restricted cash	13,986	19,787
Short-term investments	154,779	35,695
Accounts receivable, net	12,866	7,852
Expendable parts, supplies and fuel, net of allowance for obsolescence of $395 and $170 at December 31, 2011 and December 31, 2010, respectively	14,539	13,383
Prepaid expenses	24,861	24,071
Deferred income taxes	13	-
Other current assets	4,577	2,517
Total current assets	376,361	216,598
Property and equipment, net	307,842	267,298
Restricted cash, net of current portion	1,500	1,500
Long-term investments	14,007	1,305
Investment in and advances to unconsolidated affiliates, net	1,980	1,983
Deposits and other assets	5,053	12,582
Total assets	$706,743	$501,266

Current liabilities:
Current maturities of long-term debt	$7,885	$16,532
Accounts payable	16,756	13,965
Accrued liabilities	34,096	34,473
Air traffic liability	118,768	101,397
Deferred income taxes	-	246
Total current liabilities	177,505	166,613
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	138,184	11,604
Deferred income taxes	39,550	25,314
Total liabilities	355,239	203,531
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,573,794 and 21,455,634 shares issued; 19,079,907 and 19,005,821 shares outstanding, as of December 31, 2011 and December 31, 2010, respectively	22	21
Treasury stock, at cost, 2,493,887 and 2,449,813 shares at December 31, 2011 and December 31, 2010, respectively	(97,835)	(95,913)
Additional paid in capital	187,013	180,704
Accumulated other comprehensive loss, net	(26)	(9)
Retained earnings	262,330	212,932
Total stockholders' equity	351,504	297,735
Total liabilities and stockholders' equity	$706,743	$501,266

 The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share amounts)

	Year Ended December 31,
	2011	2010	2009

OPERATING REVENUE:
Scheduled service revenue	$514,984	$427,825	$346,222
Ancillary revenue:
Air-related charges	180,078	169,640	143,001
Third party products	29,916	24,366	19,715
Total ancillary revenue	209,994	194,006	162,716
Fixed fee contract revenue	43,690	40,576	43,162
Other revenue	10,449	1,234	5,840
Total operating revenue	779,117	663,641	557,940

OPERATING EXPENSES:
Aircraft fuel	330,657	243,671	165,000
Salary and benefits	119,856	108,000	90,006
Station operations	66,709	62,620	53,993
Maintenance and repairs	81,228	60,579	52,938
Sales and marketing	19,905	17,062	16,458
Aircraft lease rentals	1,101	1,721	1,926
Depreciation and amortization	41,975	34,965	29,638
Other	32,242	30,367	25,728
Total operating expenses	693,673	558,985	435,687
OPERATING INCOME	85,444	104,656	122,253

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(9)	(14)	84
Interest income	(1,236)	(1,184)	(2,474)
Interest expense	7,175	2,522	4,079
Total other (income) expense	5,930	1,324	1,689
INCOME BEFORE INCOME TAXES	79,514	103,332	120,564
PROVISION FOR INCOME TAXES	30,116	37,630	44,233
NET INCOME	$49,398	$65,702	$76,331
Earnings per share to common stockholders:
Basic	$2.59	$3.36	$3.81
Diluted	$2.57	$3.32	$3.76
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,935	19,407	19,982
Diluted	19,125	19,658	20,278

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated
	Common Stock			Other		Less:
		Par		Comprehensive	Retained	Treasury
	Shares	Value	APIC	Income	Earnings	Stock	Total
Balance at December 31, 2008	20,917	$21	$164,206	$566	$85,841	$(16,713)	$233,921
Stock compensation expense	-	-	3,109	-	-	-	3,109
Issuance of restricted stock	33	-	-	-	-	-	-
Issuance of unregistered shares	42	-	1,648	-	-	-	1,648
Exercises of stock options	99	-	1,742	-	-	-	1,742
Tax benefit from stock based compensation	-	-	1,157	-	-	-	1,157
Cancellation of restricted stock	(2)	-	-	-	-	-	-
Other	-	-	25	-	-	(80)	(55)
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(25,356)	(25,356)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	-	-	-	(474)	-	-	(474)
Net income	-	-	-	-	76,331	-	76,331
Total comprehensive income							75,857
Balance at December 31, 2009	21,089	$21	$171,887	$92	$162,172	$(42,149)	$292,023
Stock compensation expense	-	-	4,437	-	-	-	4,437
Issuance of restricted stock	94	-	-	-	-	-	-
Exercises of stock options	119	-	3,157	-	-	-	3,157
Exercise of warrants	163	-	715	-	-	-	715
Tax benefit from stock based compensation	-	-	821	-	-	-	821
Cancellation of restricted stock	(8)	-	-	-	-	-	-
Reclassification of stock awards to liabilities	-	-	(313)	-	-	-	(313)
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(53,764)	(53,764)
Cash dividends, $0.75 per share	-	-	-	-	(14,942)	-	(14,942)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	-	-	-	(101)	-	-	(101)
Net income	-	-	-	-	65,702	-	65,702
Total comprehensive income							65,601
Balance at December 31, 2010	21,456	$21	$180,704	$(9)	$212,932	$(95,913)	$297,735
Stock compensation expense	-	-	4,201	-	-	-	4,201
Issuance of restricted stock	49	-	-	-	-	-	-
Exercises of stock options	73	1	1,834	-	-	-	1,835
Tax benefit from stock based compensation	-	-	274	-	-	-	274
Cancellation of restricted stock	(4)	-	-	-	-	-	-
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(1,922)	(1,922)
Comprehensive income:
Unrealized loss on short-term investments, net of tax	-	-	-	(17)	-	-	(17)
Net income	-	-	-	-	49,398	-	49,398
Total comprehensive income							49,381
Balance at December 31, 2011	21,574	$22	$187,013	$(26)	$262,330	$(97,835)	$351,504

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010	2009

OPERATING ACTIVITIES:
Net income	$49,398	$65,702	$76,331

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,975	34,965	29,638
Loss on aircraft and other equipment disposals	4,794	2,878	4,898
Provision for obsolescence of expendable parts, supplies and fuel	225	(489)	120
Amortization of deferred financing costs and original issue discount	411	-	-
Stock-based compensation expense	4,735	4,437	3,109
Deferred income taxes	13,977	(737)	6,768
Excess tax benefits from stock-based compensation	(409)	(821)	(1,157)
Changes in certain assets and liabilities:
Restricted cash	5,801	(3,446)	(1,809)
Accounts receivable	(5,014)	(376)	(1,901)
Expendable parts, supplies and fuel	(1,381)	(2,221)	(3,788)
Prepaid expenses	(790)	(17,231)	(10,171)
Other current assets	(3,337)	195	(1,067)
Accounts payable	3,065	4,526	2,196
Accrued liabilities	(910)	(276)	6,969
Air traffic liability	17,371	10,850	21,538
Net cash provided by operating activities	129,911	97,956	131,674
INVESTING ACTIVITIES:
Purchase of investment securities	(359,035)	(84,306)	(124,434)
Proceeds from maturities and sales of investment securities	227,232	188,436	60,364
Purchase of property and equipment, including pre-delivery deposits	(86,582)	(98,499)	(31,663)
Interest during refurbishment of aircraft	(405)	-	-
Proceeds from sale of property and equipment	951	483	-
Investment in unconsolidated affiliates, net	3	(630)	(642)
Increase (decrease) in deposits and other assets	9,613	1,298	(838)
Net cash (used in) provided by investing activities	(208,223)	6,782	(97,213)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	-	(14,942)	-
Excess tax benefits from stock-based compensation	409	821	1,157
Proceeds from exercise of stock options	1,834	3,157	1,742
Proceeds from exercise of warrants	-	715	-
Proceeds from the issuance of long-term debt	139,000	14,000	7,000
Repurchase of common stock	(1,922)	(53,764)	(25,356)
Principal payments on long-term debt	(21,151)	(31,671)	(25,918)
Payments for deferred financing costs	(2,411)	-	-
Net cash provided by (used in) financing activities	115,759	(81,684)	(41,375)
Net change in cash and cash equivalents	37,447	23,054	(6,914)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,293	90,239	97,153
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,740	$113,293	$90,239

SUPPLMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash transactions:
Interest paid	$6,592	$2,496	$4,292
Income taxes paid, net of refunds	$23,507	$36,986	$36,952

Non-cash transactions:
Deposits applied against flight equipment purchase	$1,277	$-	$-
Maintenance deposits applied against aircraft purchases	$-	$1,982	$-
Common stock issued for software operating system	$-	$-	$1,648
Notes payable issued for aircraft and equipment	$-	$14,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011, 2010 and 2009
(Dollars in thousands except share and per share amounts)

1.  Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to travelers between small, underserved cities in the United States and popular leisure destinations.  The Company operates a low-cost passenger airline marketed primarily to leisure travelers in small cities, allowing it to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products.  The Company also provides air transportation under fixed-fee flying arrangements.  Because scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling and flight services which target the same class of customers and are subject to the same regulatory environment, the Company believes it operates in one reportable segment. Additionally, the Company does not separately track expenses for the scheduled service and fixed fee air transportation services.

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

Accounts Receivables

Accounts receivables are carried at cost. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, and amounts due related to fixed fee charter agreements.

Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated comprehensive income in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date.  Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year.  As of December 31, 2011, the Company’s long-term investments consisted of U.S. government agency bonds with contractual maturities of less than 15 months.  Investment securities consisted of the following:

	As of December 31, 2011				As of December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$63,475	$7	$(31)	$63,451	$-	$-	$-	$-
Municipal debt securities	140,250	18	(22)	140,246	132,268	2	(11)	132,259
Government debt securities	14,009	-	(2)	14,007	-	-	-	-
Corporate debt securities	26,851	4	(15)	26,840	4,870	-	(2)	4,868
Total	$244,585	$29	$(70)	$244,544	$137,138	$2	$(13)	$137,127

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had minimal realized losses during the year ended December 31, 2011 and no realized gains or losses during the years ended December 31, 2010 and 2009.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations.  An allowance for obsolescence on spare parts is provided over the remaining useful life of our aircraft fleet.

Software Capitalization

The Company capitalizes certain costs related to the development of computer software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of three years.  The Company had unamortized computer software development costs of $8,524 and $2,387 as of December 31, 2011 and 2010, respectively.  Amortization expense related to computer software was $986 and $185 for the years ended December 31, 2011 and 2010, respectively.  Amortization expense related to computer software for the year ended December 31, 2009 was minimal.  Costs incurred during the preliminary and post-implementation stages of software development are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft and engines	3-10 years
Rotable parts	7 years
Equipment and leasehold improvements	3-7 years

Aircraft and engines have an estimated average residual value of 18.7% of original cost; other property and equipment are assumed to have no residual value.

Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term. Depreciation for these aircraft is included in depreciation and amortization expense in the Company’s consolidated statements of income.

Investment in Unconsolidated Affiliates

The Company uses the equity method to account for AFH Inc.’s, a wholly-owned subsidiary, investment in a fuel joint venture. AFH, Inc. has a 50% interest in a joint venture agreement with OSI (an affiliate of the Orlando Sanford International Airport) to handle certain fuel operations for the Orlando Sanford International Airport. The joint venture, SFB Fueling LLC, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company’s proportionate allocation of net income or loss from this investment and from an investment in an aviation services company are reported in the Company’s consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company’s consolidated balance sheet. These investments treated under the equity method are not material to the financial position or results of operations of the Company.

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt and ceases when the asset is ready for service. The Company capitalized interest of $405 during the year ended December 31, 2011.  The Company had no capitalized interest during the years ended December 31, 2010 and 2009.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. Estimates of fair value represent the Company’s best estimate based on industry trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. The Company had no impairment losses on long-lived assets used in operations for the years ended December 31, 2011, 2010 or 2009.

Revenue Recognition

Scheduled service revenue consists of passenger revenue generated from limited frequency nonstop flights between our leisure destinations and small cities and is recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees are presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of agreements to provide charter service on a seasonal and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include fees for optional services provided to passengers such as the use of its website to purchase scheduled service transportation, advance seat assignments, priority boarding, unlimited changes to nonrefundable itineraries and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the scheduled service. Revenues from change fees for charges imposed on passengers for making changes to nonrefundable itineraries are recognized as they occur. Ancillary revenue is also generated from the sale of third party products such as hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of third party products is recorded net of amounts paid or payable to wholesale providers, travel agent commissions and credit card processing fees in accordance with revenue reporting accounting standards.

Other revenue is generated from leased out aircraft and flight equipment and other miscellaneous sources. Lease revenue is recognized on a straight-line basis over the lease term.

Maintenance and Repair Costs

Aircraft maintenance and repair costs.  The Company accounts for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, the Company may be required under provisions of the Company’s lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. The Company had no maintenance deposits as of December 31, 2011 and 2010.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $5,159, $4,742 and $6,456 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Diluted net income per share is calculated using the more dilutive of two methods.  Under both methods, the exercise of employee stock options, stock purchase warrants and stock-settled stock appreciation rights are assumed using the treasury stock method.  The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the years ended December 31, 2011 and 2010, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  Both methods resulted in the same diluted net income per share for the year ended December 31, 2009.  The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Year Ended December 31,
	2011	2010	2009
Basic:
Net income	$49,398	$65,702	$76,331
Less: Net income allocated to participating securities	(283)	(402)	(101)
Net income attributable to common stock	$49,115	$65,300	$76,230
Net income per share, basic	$2.59	$3.36	$3.81

Weighted-average shares outstanding	18,935	19,407	19,982

Diluted:
Net income	$49,398	$65,702	$76,331
Less: Net income allocated to participating securities	(280)	(398)	-
Net income attributable to common stock	49,118	65,304	76,331
Net income per share, diluted	$2.57	$3.32	$3.76

Weighted-average shares outstanding	18,935	19,407	19,982
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock-settled stock appreciation rights	209	305	296
Adjusted weighted-average shares outstanding under treasury stock method	19,144	19,712	20,278
Participating securities excluded under two-class method	(19)	(54)	N/A
Adjusted weighted-average shares outstanding under two-class method	19,125	19,658	N/A

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black- Scholes option pricing model for stock options and stock appreciation rights (“SARs”), and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the award). The vesting period of the Company’s awards is generally three years. The Company’s stock-based employee compensation plan is more fully discussed in Note 13—Employee Benefit Plans.

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

Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Topic 220 in the FASB Accounting Standards Codification (“ASC”) for the presentation of comprehensive income in the financial statements.  This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies will be required to present each component of net income and comprehensive income.  The adoption of this updated guidance will impact the presentation of the Company’s consolidated financial statements, but it will not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This requirement will become effective on a retrospective basis at the beginning of the Company’s 2012 fiscal year.  In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), to defer the effective date of the specific requirement to present items reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company is currently evaluating the impact adoption will have on its consolidated financial statements.

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

In September 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 updated the guidance pertaining to multiple-element revenue arrangements included in ASC Topic 605 and changed the allocation methods used in determining how to account for multiple payment streams. It also results in the ability to separately account for more deliverables and potentially less revenue deferrals.  This accounting standard became effective for new revenue arrangements entered into by the Company after January 1, 2011.  Adoption of the new accounting guidance has not had a material effect on the Company’s consolidated financial statements.

3.  Property and Equipment

At December 31, 2011, the Company’s aircraft fleet consisted of 56 MD-80 aircraft and one Boeing 757-200 aircraft in revenue service.  In addition, the Company owns three MD-80 aircraft not in revenue service and three Boeing 757-200 aircraft leased out to third parties on a short-term basis.  At December 31, 2010, the Company owned 52 MD-80 aircraft in revenue service, and eight MD-80 aircraft and two Boeing 757-200 aircraft not in revenue service.

Property and equipment consist of the following:

	As of December 31,	As of December 31,
	2011	2010
Flight equipment	$431,924	$364,075
Ground property and equipment	30,301	20,712
Total property and equipment	462,225	384,787
Less accumulated depreciation and amortization	(154,383)	(117,489)
Property and equipment, net	$307,842	$267,298

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $41,975, $34,965 and $29,638, respectively.

4.  Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,	As of December 31,
	2011	2010
Salaries, wages and benefits	$11,169	$11,590
Maintenance and repairs	11,414	4,738
Passenger taxes and fees payable	4,662	6,078
Station expenses	6,037	5,373
Interest payable	501	104
Other accruals	313	6,590
Total accrued liabilities	$34,096	$34,473

 5.  Long-Term Debt

Long-term debt consists of the following:

	As of December 31,	As of December 31,
	2011	2010

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$123,522	$-
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	6,739	-
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	5,814	-
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	9,994	13,224
Notes payable, secured by aircraft, interest at 6%, due April 2012	-	6,437
Notes payable, secured by aircraft, interest at 8.5%, due November 2011	-	6,209
Notes payable, secured by aircraft, interest at 6.8%, due June 2011	-	1,616
Notes payable, secured by aircraft, interest at 6%, due at varying dates through February 2011	-	650
Total long-term debt	146,069	28,136
Less current maturities	(7,885)	(16,532)
Long-term debt, net of current maturities	$138,184	$11,604

Maturities of long-term debt, as of December 31, 2011, for the next five years and thereafter, in aggregate, are:  2012 - $7,885; 2013 - $8,297; 2014 - $7,738; 2015 - $3,212; 2016 - $1,146; thereafter - $117,791.

Senior Secured Term Loan Facility

On March 10, 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”).  The Term Loan matures on March 10, 2017, bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity and includes a LIBOR floor of 1.5%.  The Term Loan is secured by all property and assets of the Company with certain exceptions.  The Term Loan contains a restriction on future borrowing, provides for maximum annual capital expenditures and contains other affirmative and negative covenants.  In addition to quarterly principal payments equal to 0.25% of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions.  In connection with the borrowing under the Term Loan, the Company made early payments in February 2011 of all existing debt obligations secured by its MD-80 aircraft.  Proceeds from the Term Loan are also being used for the funding of current and future capital expenditure programs and general corporate purposes.

As of December 31, 2011, management believes the Company is in compliance with all covenants under the Term Loan.

Other

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

In August 2010, the Company borrowed $14,000 under a loan agreement secured by two Boeing 757-200 aircraft.  The notes payable issued under the loan agreement bear interest at 6.26% per annum and are payable in monthly installments through August 2014.  The Company applied a portion of the proceeds from this loan to make payment on existing debt obligations of $7,219 secured by four MD-80 aircraft that would have been due in June 2011 and June 2014.  In accordance with the loan agreement, collateral is held on deposit until certain terms are met.

6.  Leases

The Company leases aircraft and other assets, including office facilities, airport and terminal facilities and office equipment with terms extending through 2019.

As of December 31, 2011, the Company was party to operating lease agreements for two MD-80 aircraft.  In December 2011, the Company exercised purchase options on these two aircraft and took ownership of the aircraft in January 2012.  Upon taking ownership of these two aircraft in January 2012, the Company no longer has any aircraft under operating leases.

In February 2010, the Company exercised purchase options on two MD-80 aircraft under operating leases and took ownership of the aircraft in October 2010.

The office facilities under lease include approximately 75,000 square feet of space for the Company’s primary corporate offices.  The lease has two five-year renewal options, but the Company has the right to terminate after the seventh year of the lease in April 2015. As of April 2011, the Company has the right to purchase the building.  The Company is also responsible for its share of common area maintenance charges.

Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

Total rental expense for aircraft and non-aircraft operating leases for the years ended December 31, 2011, 2010 and 2009 was $8,336, $8,742 and $8,204 respectively.

At December 31, 2011, scheduled future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

Operating Leases
2012	$12,867
2013	12,447
2014	11,458
2015	7,251
2016	2,417
Thereafter	3,630
Total	$50,070

 7.  Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  During 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493. During 2010, the Company repurchased 1,206,689 shares through open market purchases at an average cost of $44.40 per share for a total expenditure of $53,574.  As of December 31, 2011, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

On May 3, 2010, 162,500 shares of our common stock were issued through the exercise of warrants.  These warrants were issued to a placement agent in connection with a private placement of equity in 2005.  The Company received $715 in proceeds from the exercise of these warrants.

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

8.  Comprehensive Income

The components of comprehensive income included the following:

	Year ended December 31,
	2011	2010

Net income	$49,398	$65,702
Other comprehensive (loss) income :
Unrealized (loss) gain on short-term investments, net of tax	(17)	(101)
Total comprehensive income	$49,381	$65,601

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

As of December 31, 2011, the Company held cash equivalents and investment securities that are required to be measured at fair value on a recurring basis. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and investment securities.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of municipal debt securities, government debt securities, corporate debt securities and commercial paper, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

For those assets classified as Level 2 that are not in active markets, the Company obtained fair value from pricing sources using quoted market prices for identical or comparable instruments and based on pricing models which include significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data.  These observable inputs can be derived from or corroborated by observable market data for substantially the full term of the asset.

Assets measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$50,559	$50,559	$-	$-
Commercial paper	12,030	-	12,030	-
Municipal debt securities	63,728	-	63,728	-
Total cash equivalents	126,317	50,559	75,758	-

Short-term investments
Commercial paper	51,421	-	51,421	-
Municipal debt securities	76,518	-	76,518	-
Corporate debt securities	26,840	-	26,840	-
Total short-term investments	154,779	-	154,779	-
Long-term investments
Government debt securities	14,007	-	14,007	-
Total long-term investments	14,007	-	14,007	-

Total investment securities	$295,103	$50,559	$244,544	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$4,390	$4,390	$-	$-
Municipal debt securities	100,127	-	100,127	-
Total cash equivalents	104,517	4,390	100,127	-

Short-term investments
Municipal debt securities	30,827	-	30,827	-
Corporate debt securities	4,868	-	4,868	-
Total short-term investments	35,695	-	35,695	-
Long-term investments
Municipal debt securities	1,305	-	1,305	-
Total long-term investments	1,305	-	1,305	-

Total investment securities	$141,517	$4,390	$137,127	$-

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2011 or 2010.

The carrying value for all long-term debt, including current maturities, owed by the Company for the years ended December 31, 2011 and 2010, approximates fair value.

10.  Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$16,920	$32,082	$35,905
State	2,890	2,607	1,613
Total current	19,810	34,689	37,518

Deferred:
Federal	9,982	3,030	6,195
State	324	(89)	520
Total deferred	10,306	2,941	6,715
Total income tax provision	$30,116	$37,630	$44,233

The Company recorded $274, $821 and $1,157 as an increase to additional paid in capital for certain tax benefits from employee stock-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively.

Reconciliations of the statutory income tax rate and the Company’s effective tax rate for 2011, 2010, and 2009 are as follows:

	Year Ended December 31,

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7%	1.2%	1.6%
Other	1.2%	0.2%	0.1%
Effective tax rate	37.9%	36.4%	36.7%

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities

Current:
Accrued Vacation	$775	$-	$688	$-
Prepaid expenses	-	(3,489)	-	(2,718)
State taxes	636	-	691	-
Accrued property taxes	610	-	386	-
Other	1,481	-	707	-
Total current	3,502	(3,489)	2,472	(2,718)

Noncurrent:
Depreciation	-	(42,932)	-	(27,964)
Goodwill	826	-	931	-
Stock-based compensation expense	2,478	-	1,642	-
Other	78	-	77	-
Total noncurrent:	3,382	(42,932)	2,650	(27,964)
Total	$6,884	$(46,421)	$5,122	$(30,682)

The Company paid income taxes, net of refunds, of $23,507, $36,986 and $36,952 in 2011, 2010 and 2009, respectively.

Effective January 1, 2007, the Company adopted accounting standards for uncertain tax positions.  Accounting standards for income taxes utilize a two-step approach for evaluating tax positions. A tax position is recognized if it is more likely than not to be sustained upon examination and  measured as the largest amount of benefit that is more likely than not (greater than 50%) to be realized upon settlement.

If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. Accounting for income taxes standards specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	As of December 31,
	2011	2010
Beginning Balance	$3,619	$-
Increases for tax position of prior years	-	3,277
Increases for tax position of current year	-	342
Decreases for tax positions of prior years	(1,754)	-
Settlements	-	-
Decreases for lapses in statute of limitations	(1,865)	-
Ending Balance	$-	$3,619

For the years ended December 31, 2011 and 2010, the Company has recognized a liability for uncertain tax positions of $0 and $3,619, respectively.  During the third quarter of 2011, the liability recognized for the uncertain tax positions decreased by $3,619 as a result of lapses in statute of limitations, changes in judgment and other items.  The Company’s uncertain tax position related to timing differences and no amount, if recognized, would impact the effective tax rate.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction as well as multiple state jurisdictions.  The Company is not currently under examination by the IRS.  Various federal, state and local tax returns remain open to examination.  The Company believes that any potential assessment would be immaterial.

11.   Related Party Transactions

The building in which the Company maintains its headquarters is leased from a limited liability company in which the Chief Executive Officer and two other Directors own significant interests as non-controlling members. In June 2008, the Company entered into a lease agreement for additional office space to be used as its training facility which is located in a building adjacent to the Company’s headquarters. The second building is also owned by a limited liability company in which the Chief Executive Officer and two other Directors own significant interests as non-controlling members.  Under the terms of these agreements, the Company made rent payments of $2,284, $2,361 and $2,016, in 2011, 2010 and 2009, respectively.

12.  Financial Instruments and Risk Management

The Company’s debt with a carrying value of $146,069 and $28,136 as of December 31, 2011 and 2010, respectively, approximates fair value. These fair value estimates were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

13.  Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering substantially all eligible employees. Under the plan, employees may contribute up to 90% of their eligible annual compensation with the Company making matching contributions on employee contributions of up to 5% of eligible employee wages.  The Company recognized expense under this plan of $2,002, $1,650 and $908 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Compensation expense

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $4,735, $4,437 and $3,109, respectively, of compensation expense in the consolidated statements of income related to stock options, SARs (stock-settled and cash-settled) and restricted stock.

The unrecognized compensation cost and weighted-average period over which the cost is expected to be recognized for nonvested awards as of December 31, 2011 are presented below:

	Unrecognized Compensation Cost	Weighted Average Period (years)
Stock options and stock-settled SARs	$306	0.74
Restricted stock	3,158	1.59
Cash-settled SARs	1,416	2.23
Total	$4,880	$1.79

Fair value

The fair value of stock options and SARs granted was estimated as of the grant date using the Black-Scholes option-pricing model.  Cash-settled SARs are liability-based awards and the fair value and compensation expense recognized for these awards are updated each reporting period.  No stock options or SARs were granted in 2010.  The assumptions used in the Black-Scholes option-pricing model are noted in the table below:

	2011	2010	2009

Weighted-average volatility	58.32%	N/A	42.34%
Expected term (in years)	3.5	N/A	3.5
Risk-free interest rate	0.80%	N/A	1.33%
Expected dividends	-	N/A	-

Expected volatilities used for the awards in 2011 were based on the historical volatility of the Company’s own common stock.  Expected volatilities for the awards issued in 2009 were based on the historical volatilities from publicly traded airline companies of the Company’s peer group due to the lack of longer-term historical information on the Company’s stock price.  The Company changed the basis for its expected volatilities to the use of historical volatility of its own common stock as a result of the availability of more historical stock information.

Expected term represents the weighted average time between the award’s grant date and its exercise date. The Company estimated its expected term assumption in 2011 using historical award exercise activity and employee termination activity. The Company used the simplified method from accounting guidance for companies with a limited trading history, to estimate the expected term of the 2009 award grants. The Company changed the basis for its expected term to the use of historical award exercise activity and employee termination activity as a result of the availability of historical award information.

The risk-free interest rate for periods equal to the expected term of the award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities. The contractual terms of the Company’s stock option and SAR awards granted range from five to ten years.

Stock options and stock-settled SARs

 A summary of option and stock-settled SARs activity as of December 31, 2011 and changes during the year then ended is presented below:

	Options and Stock-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	568,833	$33.18
Granted	-	-
Exercised	(72,900)	25.18
Forfeited	(2,500)	38.32
Outstanding at December 31, 2011	493,433	$34.34	2.64	$9,374,814
Fully vested and expected to vest at December 31, 2011	472,511	$34.38	2.64	$8,961,160
Exercisable at December 31, 2011	380,267	$33.13	2.76	$7,683,310

The weighted average fair value per share of awards granted during the year ended December 31, 2009 was $12.44.  No options or stock-settled SARs were granted during the years ended December 31, 2011 and 2010.  During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of options exercised was $1,407, $2,972 and $2,917, respectively. Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009, was $1,834, $3,157 and $1,742, respectively.

Restricted stock awards

A summary of the status of the Company’s nonvested restricted stock grants during the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	106,270	$49.60
Granted	49,384	43.32
Vested	(44,307)	48.10
Forfeited	(4,124)	50.09
Nonvested at December 31, 2011	107,223	$47.22

The weighted average grant date fair value per share of restricted stock grants during the years ended December 31, 2011, 2010 and 2009 was $43.32, $52.44 and $38.31, respectively.  The total fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009, was $2,131, $899 and $1,605, respectively.

Cash-settled stock appreciation rights

A summary of cash-settled SARs awards activity during the year ended December 31, 2011 is presented below:

	Cash-Settled SARs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	-	$-
Granted	117,042	19.01
Exercises	-	-
Forfeited	(919)	19.01
Outstanding at December 31, 2011	116,123	$19.01
Exercisable at December 31, 2011	-	-

 The weighted average grant date fair value per share of cash-settled SARs granted during the year ended December 31, 2011 was $19.01.  No cash-settled SARs were granted in 2010 or 2009.  No cash-settled SARs were exercised during 2011.

14.  Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized below.

	March 31	June 30	September 30	December 31
2011
Operating revenues	$193,231	$200,449	$191,500	$193,937
Operating income	27,827	20,712	16,731	20,174
Net income	17,153	11,949	9,486	10,810
Earnings per share to common stockholers:
Basic	0.90	0.63	0.50	0.57
Diluted	0.89	0.62	0.49	0.56
2010
Operating revenues	$169,637	$168,350	$163,621	$162,033
Operating income	36,245	28,081	19,480	20,850
Net income	22,600	17,562	13,159	12,381
Earnings per share to common stockholers:
Basic	1.14	0.89	0.68	0.65
Diluted	1.12	0.87	0.67	0.64

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

In November 2011, the Company entered into a purchase agreement to purchase up to 13 MD-80 aircraft and 12 JT8D-219 spare aircraft engines.  As of December 31, 2011, the remaining contractual obligations under the purchase agreement was $17,438 to be paid in 2012 and 2013, upon taking ownership of the remaining aircraft and spare engines.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft. As of December 31, 2011, the Company purchased four of these aircraft, and the remaining contractual obligation under the purchase agreement was $19,550 to be paid in the first half of 2012 upon taking ownership of the remaining aircraft.

16.  Subsequent Events

In January 2012, the Company took ownership of two MD-80 aircraft for which the Company exercised purchase options in December 2011 and which the Company was operating under operating lease agreements.  Subsequent to taking ownership of these two aircraft, the Company no longer has any aircraft under operating leases.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 5, 2012, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 5, 2012, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 5, 2012, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 5, 2012, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 5, 2012, which Proxy Statement is to be filed with the Commission.

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

10.2
Form of Stock Option Agreement used for officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009).

10.3
Form of Restricted Stock Agreement used for Directors of the Company.(1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009).

10.4*	Form of Indemnification Agreement.
10.5
Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (Incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).

10.6
Terminalling Agreement between AFH, Inc. and Kinder Morgan Liquids Terminals, LLC (Incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).

10.7
Shipper’s Agreement between AFH, Inc. and Central Florida Pipeline, LLC (Incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 1 to Form S-1 registration statement filed with the Commission on June 25, 2007).

10.8
Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

10.9
Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

10.10
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009.)

10.11
Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.12
Restricted Stock Agreement dated October 16, 2009 between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.13
Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.14
Aircraft Sale and Purchase Agreement dated as of December 30, 2009 between the Company and Scandinavian Airlines System, Denmark—Norway—Sweden.(3)  (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.15
Aircraft Sale Agreement dated as of March 3, 2010 between Sunrise Asset Management, LLC and Aercap Partners I Limited and Wells Fargo Bank Northeast (owner trustee under the MSN 26963 and 26964 Trust Agreements) (2) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Commission on May 7, 2010.)

10.16
Agreement dated October 15, 2009 and Amendment dated June 1, 2010 between the Company and entities known collectively as Harrah’s. (3)  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 9, 2010.)

10.17
Credit Agreement dated as of March 10, 2011 between the Company, the Lenders, Citadel Securities Trading LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent for the Lenders. (3) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.18
Guarantee and Collateral Agreement dated as of March 10, 2011 between the Company and The Bank of New York Mellon, collateral agent. (3) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.19
Aircraft Security Agreement dated as of March 10, 2011, between the Company and The Bank of New York Mellon as collateral agent. (3) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.20	Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP.
24.1	Powers of Attorney (on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012, formatted in XBRL includes (i) Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009 (ii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 (iii) Consolidated Cash Flow Statements for the years ended December 31, 2011, 2010 and 2009 (iv) the Notes to the Consolidated Financial Statements.  (4)

*	Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

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

(4)
Pursuant to Rule 406 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 27, 2012.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 27, 2012
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	February 27, 2012
Scott Sheldon	(Principal Financial and Accounting Officer)

/s/ Gary Ellmer	Director	February 27, 2012
Gary Ellmer

/s/ Montie Brewer	Director	February 27, 2012
Montie Brewer

/s/ Timothy P. Flynn	Director	February 27, 2012
Timothy P. Flynn

/s/ Charles W. Pollard	Director	February 27, 2012
Charles W. Pollard

/s/ John Redmond	Director	February 27, 2012
John Redmond

The following exhibits are filed as part of this report.

Exhibit Number	Description
10.20	Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 27, 2012, formatted in XBRL includes (i) Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009 (ii) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 (iii) Consolidated Cash Flow Statements for the years ended December 31, 2011, 2010 and 2009 (iv) the Notes to the Consolidated Financial Statements. (1)

(1)
Pursuant to Rule 406 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.