Form 10-Q
period 2012-03-31
Allegiant Travel CO
filed 2012-05-07
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2012 was 19,189,764.

Allegiant Travel Company

Form 10-Q
March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements	3

• Condensed Consolidated Balance Sheet as of March 31, 2012 (unaudited) and December 31, 2011	3

• Condensed Consolidated Statement of Income for the three months ended March 31, 2012 and 2011 (unaudited)	4

• Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited)	5

• Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	6

• Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION	20

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	20

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 6. Exhibits	21

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)

Current assets:
Cash and cash equivalents	$139,548	$150,740
Restricted cash	15,309	13,986
Short-term investments	210,780	154,779
Accounts receivable, net	13,802	12,866
Expendable parts, supplies and fuel, net of allowance for obsolescence of $485 and $395 at March 31,2012 and December 31, 2011, respectively	15,433	14,539
Prepaid expenses	31,867	24,861
Deferred income taxes	13	13
Other current assets	4,010	4,577
Total current assets	430,762	376,361
Property and equipment, net	327,528	307,842
Restricted cash, net of current portion	1,500	1,500
Long-term investments	18,782	14,007
Investment in and advances to unconsolidated affiliates, net	2,940	1,980
Deposits and other assets	11,730	5,053
Total assets	$793,242	$706,743

Current liabilities:
Current maturities of long-term debt	$8,090	$7,885
Accounts payable	23,922	16,756
Accrued liabilities	46,536	34,096
Air traffic liability	165,237	118,768
Total current liabilities	243,785	177,505
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	136,046	138,184
Deferred income taxes	38,696	39,550
Total liabilities	418,527	355,239
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,677,144 and 21,573,794 shares issued; 19,174,764 and 19,079,907 shares outstanding, as of March 31, 2012 and December 31, 2011, respectively	22	22
Treasury stock, at cost, 2,502,380 and 2,493,887 shares at March 31, 2012 and December 31, 2011, respectively	(98,276)	(97,835)
Additional paid in capital	189,048	187,013
Accumulated other comprehensive loss, net	(112)	(26)
Retained earnings	284,033	262,330
Total stockholders' equity	374,715	351,504
Total liabilities and stockholders' equity	$793,242	$706,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2012	2011

OPERATING REVENUE:
Scheduled service revenue	$161,634	$128,533
Ancillary revenue:
Air-related charges	55,144	45,316
Third party products	9,122	6,989
Total ancillary revenue	64,266	52,305
Fixed fee contract revenue	9,631	12,022
Other revenue	2,320	371
Total operating revenue	237,851	193,231

OPERATING EXPENSES:
Aircraft fuel	102,411	79,187
Salary and benefits	33,268	30,865
Station operations	19,529	16,473
Maintenance and repairs	21,465	16,215
Sales and marketing	5,460	5,250
Aircraft lease rentals	-	315
Depreciation and amortization	11,970	9,890
Other	7,437	7,209
Total operating expenses	201,540	165,404
OPERATING INCOME	36,311	27,827

OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(45)	6
Interest income	(244)	(276)
Interest expense	2,074	796
Total other (income) expense	1,785	526
INCOME BEFORE INCOME TAXES	34,526	27,301
PROVISION FOR INCOME TAXES	12,823	10,148
NET INCOME	$21,703	$17,153

Earnings per share to common stockholders:
Basic	$1.13	$0.90
Diluted	$1.12	$0.89

Weighted average shares outstanding used in computing earnings per share to common stockholders:

Basic	18,989	18,909
Diluted	19,200	19,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,
	2012	2011

Net income	$21,703	$17,153
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(136)	(13)
Income tax benefit related to unrealized loss on available-for-sale securities	50	5
Total other comprehensive income (loss)	(86)	(8)
Total comprehensive income	$21,617	$17,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$21,703	$17,153

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,970	9,890
Loss on aircraft and other equipment disposals	56	97
Provision for obsolescence of expendable parts, supplies and fuel	90	45
Amortization of deferred financing costs and original issue discount	137	28
Stock-based compensation expense	986	1,078
Deferred income taxes	(854)	6,291
Excess tax benefits from stock-based compensation	(116)	-
Changes in certain assets and liabilities:
Restricted cash	(1,323)	(239)
Accounts receivable	(936)	(1,490)
Expendable parts, supplies and fuel	(984)	(2,575)
Prepaid expenses	(14,506)	(6,002)
Other current assets	567	(415)
Accounts payable	7,280	10,508
Accrued liabilities	12,353	(5,877)
Air traffic liability	46,469	51,195
Net cash provided by operating activities	82,892	79,687
INVESTING ACTIVITIES:
Purchase of investment securities	(143,558)	(161,927)
Proceeds from maturities and sales of investment securities	82,696	9,020
Purchase of property and equipment, including pre-delivery deposits	(31,628)	(40,531)
Interest during refurbishment of aircraft	(196)	-
Proceeds from sale of property and equipment	112	162
Investment in unconsolidated affiliates, net	(960)	87
Increase in deposits and other assets	712	2,887
Net cash used in investing activities	(92,822)	(190,302)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	116	-
Proceeds from exercise of stock options	1,022	79
Proceeds from the issuance of long-term debt	-	132,000
Repurchase of common stock	(441)	(245)
Principal payments on long-term debt	(1,959)	(16,326)
Payments for deferred financing costs	-	(2,270)
Net cash (used in) provided by financing activities	(1,262)	113,238
Net change in cash and cash equivalents	(11,192)	2,623
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,740	113,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,548	$115,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non-Cash Transactions:
Deposits applied against flight equipment purchase	$-	$1,277

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

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

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

Reclassifications:  Certain reclassifications have been made to the prior period’s financial statements to conform to 2012 classifications.  These reclassifications had no effect on the previously reported net income.

Note 2 — Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Topic 220 in the FASB Accounting Standards Codification (“ASC”) for the presentation of comprehensive income in the financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to present each component of net income and comprehensive income. In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), to defer the effective date of the specific requirement to present items reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of the updated guidance during the quarter impacts the presentation of the Company’s consolidated financial statements, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends Topic 820 in the ASC and relates to a major convergence project of the FASB and the International Accounting Standards Board to improve IFRS and U.S. GAAP.  This new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and U.S. GAAP.  The new guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  Adoption of the new guidance has not had a material effect on the Company’s consolidated financial statements.

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive loss in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date.  Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year.  As of March 31, 2012, all of the Company’s long-term investments had contractual maturities of less than 18 months.  Investment securities consisted of the following:

	As of March 31, 2012				As of December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Certificates of deposit	$5,908	$-	$(27)	$5,881	$-	$-	$-	$-
Commercial paper	109,600	5	(116)	109,489	63,475	7	(31)	63,451
Municipal debt securities	150,242	13	(16)	150,239	140,250	18	(22)	140,246
Government debt securities	15,003	-	(7)	14,996	14,009	-	(2)	14,007
Corporate debt securities	37,253	4	(34)	37,223	26,851	4	(15)	26,840
Total	$318,006	$22	$(200)	$317,828	$244,585	$29	$(70)	$244,544

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had no realized losses during the three months ended March 31, 2012 or 2011.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of March 31,	As of December 31,
	2012	2011

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$123,236	$123,522
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	6,337	6,739
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	5,408	5,814
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	9,155	9,994
Total long-term debt	144,136	146,069
Less current maturities	(8,090)	(7,885)
Long-term debt, net of current maturities	$136,046	$138,184

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

As of March 31, 2012, management believes the Company was in compliance with all covenants under the Term Loan.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  No share repurchases were made under the program during the three months ended March 31, 2012 or 2011.  As of March 31, 2012, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

Note 6 — Fair Value Measurements

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

As of March 31, 2012, the Company held cash equivalents and available-for-sale securities that are required to be measured at fair value on a recurring basis. The Company uses the market approach valuation technique to determine fair value for these cash equivalents and investment securities.  The assets classified as Level 1 consist of money market funds for which original cost approximates fair value.  The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, corporate debt securities, and government debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

For those assets classified as Level 2 that are not in active markets, the Company obtained fair value from pricing sources using quoted market prices for identical or comparable instruments and based on pricing models which include all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data.  These inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

Assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$17,347	$17,347	$-	$-
Commercial paper	7,088	-	7,088	-
Municipal debt securities	78,617	-	78,617	-
Corporate debt securities	2,561	-	2,561	-
Total cash equivalents	105,613	17,347	88,266	-

Short-term investments
Certificates of deposit	5,881	-	5,881	-
Commercial paper	102,400	-	102,400	-
Municipal debt securities	64,838	-	64,838	-
Corporate debt securities	34,662	-	34,662	-
Government debt securities	2,999		2,999
Total short-term investments	210,780	-	210,780	-
Long-term investments
Municipal debt securities	6,785	-	6,785	-
Government debt securities	11,997	-	11,997	-
Total long-term investments	18,782	-	18,782	-

Total investment securities	$335,175	$17,347	$317,828	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$50,559	$50,559	$-	$-
Commercial paper	12,030	-	12,030	-
Municipal debt securities	63,728	-	63,728	-
Total cash equivalents	126,317	50,559	75,758	-

Short-term investments
Commercial paper	51,421	-	51,421	-
Municipal debt securities	76,518	-	76,518	-
Corporate debt securities	26,840	-	26,840	-
Total short-term investments	154,779	-	154,779	-
Long-term investments
Government debt securities	14,007	-	14,007	-
Total long-term investments	14,007	-	14,007	-

Total investment securities	$295,103	$50,559	$244,544	$-

There were no significant transfers between Level 1 and Level 2 assets for the three month periods ended March 31, 2012 and 2011.

The carrying value for all long-term debt, including current maturities, owed by the Company as of March 31, 2012 and December 31, 2011, approximates fair value.  The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's long-term debt was estimated based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

Note 7 — Income Taxes

For the three months ended March 31, 2012, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no significant accrued interest or penalties at March 31, 2012.

Note 8 — Earnings per Share

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

Diluted net income per share is calculated using the more dilutive of two methods.  Under both methods, the exercise of employee stock options and stock appreciation rights are assumed using the treasury stock method.  The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the three months ended March 31, 2012 and 2011, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method.  The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended March 31,
	2012	2011
Basic:
Net income	$21,703	$17,153
Less: Net income allocated to participating securities	(161)	(90)
Net income attributable to common stock	$21,542	$17,063
Net income per share, basic	$1.13	$0.90

Weighted-average shares outstanding	18,989	18,909

Diluted:
Net income	$21,703	$17,153
Less: Net income allocated to participating securities	(159)	(89)
Net income attributable to common stock	$21,544	$17,064
Net income per share, diluted	$1.12	$0.89

Weighted-average shares outstanding	18,989	18,909
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	246	246
Adjusted weighted-average shares outstanding under treasury stock method	19,235	19,155
Participating securities excluded under two-class method	(35)	(65)
Adjusted weighted-average shares outstanding under two-class method	19,200	19,090

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In November 2011, the Company entered into a purchase agreement to purchase up to 13 MD-80 aircraft and 12 JT8D-219 spare aircraft engines.  As of March 31, 2012, the remaining contractual obligations under the purchase agreement were $15,202 to be paid in 2012 and 2013, upon taking ownership of the remaining aircraft and spare engines.

In March 2010, the Company entered into a purchase contract for six Boeing 757-200 aircraft.  As of March 31, 2012, the Company has purchased five of these aircraft, and the remaining contractual obligations under the purchase agreement were $12,233.  In April 2012, the Company purchased the final aircraft under the purchase contract and satisfied all of its remaining contractual obligations under this contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ended March 31, 2012 and 2011.  Also discussed is our financial position as of March 31, 2012 and December 31, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2011.  This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First quarter 2012 results

During the first quarter of 2012, we achieved a 15.3% operating margin resulting in net income of $21.7 million on operating revenues of $237.9 million.  Our first quarter 2012 operating margin was the highest since the second quarter of 2010.  Our scheduled service revenue per available seat mile (“PRASM”) increased by 3.1% in the first quarter despite scheduled service available seat miles (“ASMs”) growth of 22.0%.  Our scheduled service total average fare increase of $7.48 during the quarter contributed to a record total average fare of $132.70 which allowed us to more than offset the $5.53 increase in fuel expense per passenger.  Our system average fuel cost per gallon of $3.28 for the quarter increased 14.3% compared to the first quarter of 2011.

Our scheduled service revenues increased $33.1 million or 25.8% primarily due to a 17.9% increase in passengers and a 6.7% increase in our base selling airfare.  We substantially grew our revenue service fleet by 15.7% from 51 aircraft at the end of the first quarter 2011 to 59 aircraft in the first quarter 2012.  The increase in aircraft and the combination of increased seats in our MD-80 fleet and the utilization of one Boeing 757-200 aircraft with 223 seats drove a 22.0% increase in scheduled service available seat miles during the quarter.

Our operating expense per passenger, excluding fuel, decreased 1.5% during the quarter compared to the prior year as our 16.8% increase in system passengers outpaced a 15.0% increase in total non-fuel operating expenses.  Maintenance and repairs expense increased $5.3 million, or 32.4%, due primarily to engine overhauls, with our engine overhaul program from 2011 being extended into the first quarter of 2012.  In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we had operated under operating lease agreements. We incurred no aircraft lease rentals expense during the quarter and subsequent to taking ownership of these two aircraft, we no longer have aircraft under operating leases.

During the first quarter of 2012, we continued our progress in the MD-80 aircraft seat reconfiguration program.  As of March 31, 2012, we had 17 MD-80 aircraft from the program in revenue service.  We believe these additional 16 seats will be accretive to earnings as they will allow us to grow capacity without adding incremental aircraft into our operating fleet. Our strategy is to convert each base to 166-seat MD-80 aircraft as soon as possible to optimize the selling effort in that particular base.  Currently all of our MD-80 aircraft serving Bellingham, Phoenix-Mesa, Los Angeles and Oakland have been reconfigured to 166 seats.

Aircraft

Operating Fleet

As of March 31, 2012, our total aircraft in service consisted of 58 MD-80 aircraft and one Boeing 757-200 aircraft.  During the first quarter of 2012, we placed two MD-80 aircraft into service which were previously held in storage.  The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of March 31, 2012			As of December 31, 2011			As of March 31, 2011
	Own (a)(b)	Lease	Total (b)	Own (a)(b)	Lease (c)	Total(b)	Own (a)	Lease	Total

MD82/83/88s	56	-	56	52	2	54	47	2	49
MD87s (d)	2	-	2	2	-	2	2	-	2
B757-200	1	-	1	1	-	1	-	-	-
Total	59	-	59	55	2	57	49	2	51

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated. See below for further information on our aircraft not yet in our operating fleet.

(b)	Includes MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: March 31, 2012 – 17 and December 31, 2011 – seven.
(c)
In December 2011, we exercised purchase options on two MD-80 aircraft and took ownership of these aircraft in January 2012.  Subsequent to taking ownership of these two aircraft in January 2012, we no longer have any aircraft under operating leases.

(d)	Used almost exclusively for fixed fee flying.

MD-80 Aircraft not in service

As of March 31, 2012, we had one MD-80 aircraft in storage which could be used for future growth opportunities.  We continue to remove up to four of our MD-80 aircraft from service at a time in connection with reconfiguring them from 150 to 166 seats.

Boeing 757-200 Aircraft

During the quarter, we acquired one Boeing 757-200 aircraft under an existing purchase contract.  As of March 31, 2012, we owned five Boeing 757-200 aircraft, of which three were leased out to third parties on a short-term basis, one is in revenue service and one is being prepared for revenue service.  In April 2012, we acquired our sixth and final aircraft under an existing purchase contract and had one aircraft returned off lease.  Of these aircraft, we expect to place one aircraft in revenue service in the second quarter of 2012 and two aircraft in revenue service in the third quarter of 2012.  We expect the remaining two aircraft currently leased out to be returned off lease during the fourth quarter of 2012 and added to revenue service in the first half of 2013.

Network

We have increased the number of routes into our leisure destinations from 162 at March 31, 2011 to 171 routes at March 31, 2012.  We now serve 76 cities in 39 states (including small cities and destinations) through our route network.  The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of	As of	As of
	March 31, 2012	December 31, 2011	March 31, 2011

Major leisure destinations	6	6	6
Other leisure destinations	5	5	5
Small cities served	65	65	62
Total cities served	76	76	73

Routes to Las Vegas	46	48	45
Routes to Orlando	39	35	29
Routes to Phoenix	30	29	28
Routes to Tampa Bay/St. Petersburg	23	23	21
Routes to Los Angeles	14	14	17
Routes to Ft. Lauderdale	7	7	7
Other routes	12	15	15
Total routes	171	171	162

Trends and Uncertainties

Oil prices increased in the first quarter of 2012, after we had experienced a recent stabilization in prices during the second half of 2011.  The system average cost per gallon for the first quarter of 2012 was $3.28, a 14.3% year-over-year increase from the same period of 2011, and a 6.5% sequential increase compared to the three months ended December 31, 2011.  Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost of fuel cannot be predicted with any degree of certainty and further fuel cost volatility will most likely have a significant impact on our future results of operations. We will continue to try to offset these fuel prices through our continued focus on capacity management, driving additional ancillary revenues and the execution of our low fixed, high variable cost model. We remain pleased with the strength and flexibility of our model and believe it has proven successful to maintain profitability in a high fuel price environment.

In April 2012 we implemented a fee for carry-on bin bags.  This recent addition to our air-related ancillary product offerings is a continuation of our approach to find innovative ways to maintain low base fares while providing options for additional products and services which meet customer needs and budgets.  The fee for a carry-on bin bag ranges from $10 to $30 (varying by routes and markets) if booked on the website and $35 if purchased at the airport.

In April 2012, we successfully completed all flying requirements to enable us to gain flag carrier status and ETOPS certification.  Once we obtain final certification, we will be able to serve Hawaii with our Boeing 757-200 aircraft.  We have announced service to Honolulu, Hawaii beginning with two routes in late June 2012, from Las Vegas (one of our major leisure destinations) and Fresno, California (one of our small cities).  The announcement of these two routes reflects a moderate growth plan with an expectation for expansion of service from other mainland cities in the future.  We are optimistic about the ancillary revenue opportunities the leisure destination of Hawaii will provide us.

In addition to Hawaii, we continue to expand our route network and extend our national footprint.  In January 2012, we announced the establishment of an operational base and expansion of service at Oakland International Airport with seven new routes to serve the San Francisco Bay Area starting in April 2012.  In April 2012, we also announced the establishment of a base of operations at Punta Gorda (Florida), along with service on four new routes into Punta Gorda starting in June.  With the addition of these four new routes, we will serve a total of seven routes into Punta Gorda from this operating base.

The initiation of service to Hawaii and expansion of service to Oakland and Punta Gorda expands our national footprint and further geographically diversifies our service offerings.

In January 2012, revisions and expansions to a variety of DOT consumer-protection regulations became effective. Included in these regulations were new rules surrounding full fare advertising, a requirement to opt in for ancillary products and services on our website and a 24 hour booking hold for passenger travel outside of seven days.  These new regulations curtail our ability to advertise, price and sell our services in the particular manner we have developed and found most advantageous, forcing a more homogenized industry approach to price advertising and sales. Future DOT rulemaking in this regard may impose further restrictions on us. We have taken steps to minimize the extent of any negative impact and have not seen any material reduction in revenues since the effectiveness of the new rules on January 24, 2012. We continue to challenge certain of the new rules in court.  However, our revenues could be adversely affected by these regulatory initiatives in the long-term.

We continue to make progress on our automation projects and we expect to transfer over to our new website in second quarter 2012 and continue to enhance our website offerings to our customers. We believe this will in time provide significant revenue opportunities on which we hope to capitalize.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended March 31,
	2012	2011

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	43.1	41.0
Salaries and benefits	14.0	16.0
Station operations	8.2	8.5
Maintenance and repairs	9.0	8.4
Sales and marketing	2.3	2.7
Aircraft lease rentals	-	0.2
Depreciation and amortization	5.0	5.1
Other	3.1	3.7
Total operating expensess	84.7%	85.6%
Operating margin	15.3%	14.4%

Operating Revenue

Our operating revenue increased 23.1% to $237.9 million for the three months ended March 31, 2012, up from $193.2 million for the same period of 2011 primarily due to a 25.8% increase in scheduled service revenue and a 22.9% increase in ancillary revenue.   Scheduled service revenue and ancillary revenue increases were primarily driven by a 17.9% increase in scheduled service passengers on a 16.3% increase in scheduled service departures.  In addition, we had a $7.48 or 6.0% year-over-year increase in our total average fare to $132.70 which also contributed to the increase in our operating revenue.

Scheduled service revenue.  Scheduled service revenue increased 25.8% to $161.6 million for the three months ended March 31, 2012, up from $128.5 million in the same period of 2011.  The increase was primarily driven by a 17.9% increase in the number of scheduled service passengers, along with a 6.7% increase in the scheduled service average base fare for the three months ended March 31, 2012 compared to the same period of 2011. Passenger growth was driven by a 16.3% increase in the number of scheduled service departures as we increased the average number of aircraft in service by 12.7%.  The departure growth was consistent over the route network, with an increase in departures in the majority of the leisure destinations we serve.

Ancillary revenue.  Ancillary revenue increased 22.9% to $64.3 million for the three months ended March 31, 2012, up from $52.3 million in the same period of 2011, driven by a 17.9% increase in scheduled service passengers and a 4.2% increase in ancillary revenue per scheduled passenger from $36.22 to $37.75.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended
	March 31,
	2012	2011	% Change
Air-related charges	$32.39	$31.38	3.2%
Third party products	5.36	4.84	10.7%
Total ancillary revenue per scheduled service passenger	$37.75	$36.22	4.2%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended
	March 31,
(in thousands)	2012	2011	% Change
Gross ancillary revenue - third party products	$32,868	$26,537	23.9%
Cost of goods sold	(22,443)	(18,316)	22.5%
Transaction costs (a)	(1,303)	(1,232)	5.8%
Ancillary revenue - third party products	$9,122	$6,989	30.5%
As percent of gross ancillary revenue - third party	27.8%	26.3%	1.5pp
Hotel room nights	184,844	154,376	19.7%
Rental car days	209,338	157,483	32.9%

(a)   Includes credit card fees and travel agency commissions

During the three months ended March 31, 2012, we generated gross revenue of $32.9 million from third party products, which resulted in net revenue of $9.1 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room bookings and margin expansion.  A large contributor to our year-over-year hotel room growth was from hotel room bookings in leisure destinations outside of Las Vegas.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 19.9% to $9.6 million for the three months ended March 31, 2012, from $12.0 million in the same period of 2011.  The decrease was mainly driven from a reduction in block hours flown in ad-hoc flying based on our decision to reduce the availability of aircraft for fixed fee flying compared to the prior year.  We typically seek out additional ad-hoc flying during periods when aircraft are not utilized for scheduled service flying.

Other revenue.  We generated other revenue of $2.3 million for the three months ended March 31, 2012 compared to $0.3 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short-term basis.  In April 2012, one of these leased out aircraft was returned to us.  The expected return dates of the remaining two leased out aircraft are in the fourth quarter of 2012.

Operating Expenses

Our operating expenses increased 21.8% to $201.5 million for the three months ended March 31, 2012 compared to $165.4 million in the same period of 2011, largely due to a 29.3% increase in our fuel expense and a 32.4% increase in maintenance and repairs expense.  We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended March 31,		Percentage
	2012	2011	Change
Aircraft fuel	$56.93	$51.40	10.8%
Salary and benefits	18.49	20.03	(7.7)
Station operations	10.86	10.69	1.6
Maintenance and repairs	11.93	10.52	13.4
Sales and marketing	3.03	3.41	(11.1)
Aircraft lease rentals	-	0.21	(100.0)
Depreciation and amortization	6.65	6.42	3.6
Other	4.14	4.68	(11.5)
Operating expense per passenger	$112.03	$107.36	4.3%
Operating expense per passenger, excluding fuel	$55.10	$55.96	(1.5)%

The following table presents unit costs, defined as Operating expense per ASM (“CASM”), for the indicated periods. The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by ASMs.  As on a per passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended March 31,				Percentage
	2012		2011		Change
Aircraft fuel	5.34	¢	4.89	¢	9.2%
Salary and benefits	1.74		1.91		(8.9)
Station operations	1.02		1.02		-
Maintenance and repairs	1.12		1.00		12.0
Sales and marketing	0.28		0.32		(12.5)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.62		0.61		1.6
Other	0.40		0.45		(11.1)
Operating expense per ASM (CASM)	10.52	¢	10.22	¢	2.9%
CASM, excluding fuel	5.17	¢	5.33	¢	(3.0)%

Our CASM, excluding fuel, decreased 3.0%, primarily due to an 18.5% increase in system capacity on flat aircraft utilization and a slight increase in our average stage length.  The system capacity increase enabled us to spread our increased operating expenses over more ASMs.

Aircraft fuel expense.  Aircraft fuel expense increased $23.2 million, or 29.3%, to $102.4 million for the three months ended March 31, 2012, up from $79.2 million in the same period of 2011.  This change was due to a 14.3% increase in the average cost per gallon from $2.87 to $3.28 and an increase of 13.4% in gallons consumed from 27.5 million to 31.2 million.

Salary and benefits expense.  Salary and benefits expense increased 7.8% to $33.3 million for the three months ended March 31, 2012 up from $30.9 million in the same period of 2011 due to a 5.3% increase in the number of our full-time equivalent employees and a 2.6% increase in salary and benefits expense per full-time equivalent employee.   The number of full-time equivalent employees increased from 1,615 at March 31, 2011 to 1,700 at March 31, 2012 to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities.  The full-time equivalent employee increase was offset by a reduction in employees attributable to the outsourcing of our station operations in Las Vegas beginning in May 2011.

Station operations expense.  Station operations expense increased 18.6% to $19.5 million for the three months ended March 31, 2012 compared to $16.5 million in the same period of 2011.  The increase was primarily driven by a year-over-year increase of 14.1% in system departures.  In addition, our station operations expense per departure increased 3.9% compared to the prior year as a result of increases in ground handling fees at several airports where we operate, along with outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense.  Maintenance and repairs expense increased 32.4% to $21.5 million for the three months ended March 31, 2012, compared to $16.2 million in the same period of 2011.  The increase was primarily from the repair of rotable parts associated with a 12.7% increase in average number of aircraft in service to 57.5 for the three months ended March 31, 2012 compared to 51.0 in the same period of 2011, along with increased engine overhauls and repairs of $2.5 million.  The increase in engine overhauls and repairs was driven by our new MD-80 engine maintenance strategy which began in late 2010.  Prior to that, fewer engine overhauls were performed and instead were replaced with engines acquired in the secondary market.

Sales and marketing expense.  Sales and marketing expense increased 4.0% to $5.5 million for the three months ended March 31, 2012, compared to $5.3 million for the same period of 2011.  The increase was primarily due to higher credit card transaction costs associated with the increase in our scheduled service revenue and ancillary revenue.

Aircraft lease rentals expense.  We had no aircraft lease rentals expense for the three months ended March 31, 2012 compared to $0.3 million in the same period of 2011.  In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we were operating under operating lease agreements. Subsequent to taking ownership of these two aircraft, we no longer have any aircraft under operating leases.

Depreciation and amortization expense.  Depreciation and amortization expense increased to $12.0 million for the three months ended March 31, 2012, from $9.9 million for the same period of 2011 driven by a 12.7% increase in the average number of operating aircraft and depreciation expense from three leased Boeing 757-200 aircraft and MD-80 seat reconfiguration costs.  Our Boeing 757-200 aircraft include three aircraft leased to third parties during 2011 and one placed into revenue service in July 2011.  As of March 31, 2012, we had 59 aircraft in service (including one Boeing 757-200 aircraft and 17 MD-80 aircraft reconfigured to 166 seats) compared to 51 aircraft at the end of the same period in 2011.

Other expense.  Other expense increased to $7.4 million for the three months ended March 31, 2012 from $7.2 million for the same period of 2011 due mainly to an increase in flight operations expense associated with our growth, offset by a reduction in pre-operating expenses associated with the certification for the Boeing 757-200 aircraft type incurred in 2011.

Other (Income) Expense

Other (income) expense increased from a $0.5 million net other expense for the three months ended March 31, 2011 to $1.8 million net other expense for the same period in 2012.  The increase was due to an increase in interest expense for the three months ended March 31, 2012 associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.1% for the three months ended March 31, 2012 compared to 37.2% for the same period of 2011.   While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Percent
	2012	2011	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,799,041	1,540,621	16.8
Revenue passenger miles (RPMs) (thousands)	1,700,241	1,450,110	17.2
Available seat miles (ASMs) (thousands)	1,916,648	1,617,786	18.5
Load factor	88.7%	89.6%	(0.9)
Operating revenue per ASM (RASM)** (cents)	12.41	11.94	3.9
Operating expense per ASM (CASM) (cents)	10.52	10.22	2.9
Fuel expense per ASM (cents)	5.34	4.89	9.2
Operating CASM, excluding fuel (cents)	5.17	5.33	(3.0)
Operating expense per passenger	$112.03	$107.36	4.3
Fuel expense per passenger	$56.93	$51.40	10.8
Operating expense per passenger, excluding fuel	$55.10	$55.96	(1.5)
Departures	13,966	12,237	14.1
Block hours	33,293	29,366	13.4
Average stage length (miles)	887	885	0.2
Average number of operating aircraft during period	57.5	51.0	12.7
Average block hours per aircraft per day	6.4	6.4	-
Full-time equivalent employees at end of period	1,700	1,615	5.3
Fuel gallons consumed (thousands)	31,241	27,546	13.4
Average fuel cost per gallon	$3.28	$2.87	14.3

Scheduled service statistics:
Passengers	1,702,385	1,444,198	17.9
Revenue passenger miles (RPMs) (thousands)	1,627,727	1,360,810	19.6
Available seat miles (ASMs) (thousands)	1,787,658	1,465,028	22.0
Load factor	91.1%	92.9%	(1.8)
Departures	12,328	10,603	16.3
Average passengers per departure	138	136	1.5
Block hours	30,564	26,244	16.5
Yield (cents)	9.93	9.45	5.1
Scheduled service revenue per ASM (PRASM) (cents)	9.04	8.77	3.1
Total ancillary revenue per ASM** (cents)	3.59	3.57	0.6
Total scheduled service revenue per ASM (TRASM)** (cents)	12.64	12.34	2.4
Average fare — scheduled service	$94.95	$89.00	6.7
Average fare — ancillary air-related charges	$32.39	$31.38	3.2
Average fare — ancillary third party products	$5.36	$4.84	10.7
Average fare — total	$132.70	$125.22	6.0
Average stage length (miles)	932	921	1.2
Fuel gallons consumed (thousands)	28,855	24,719	16.7
Average fuel cost per gallon	$3.46	$3.11	11.3
Percent of sales through website during period	91.2%	89.9%	1.4

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs.  These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $335.0 million at December 31, 2011 to $385.9 million at March 31, 2012.  Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties.   Investment securities represent highly liquid marketable securities which are available-for-sale.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

During the first quarter of 2012, our primary source of funds was cash generated by our operations.  Our operating cash flows along with the proceeds of $125.0 million borrowed under a senior secured term loan facility in 2011 (“Term Loan”) have allowed us to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future capital obligations.

Sources and Uses of Cash

Operating Activities.  During the three months ended March 31, 2012, our operating activities provided $82.9 million of cash compared to $79.7 million during the same period of 2011.  The cash flows provided by operations for the period in 2012 were primarily the result of net income, non-cash depreciation and amortization and an increase in air traffic liability which results from passenger bookings for future travel.  We generated more cash flows from operating activities compared to the prior year mainly from increases in net income and depreciation and amortization.

Investing Activities.  Cash used in investing activities for the three months ended March 31, 2012 was $92.8 million compared to $190.3 million of cash used in investing activities in the same period of 2011.  During the three months ended March 31, 2012, our primary use of cash was for the purchase of investment securities, net of maturities and sales, of $60.9 million, and the purchase of property and equipment of $31.6 million. During the three months ended March 31, 2011, our primary use of cash was for the investment of proceeds from the Term Loan in investment securities of $152.9 million, net of maturities for the period, and the purchase of property and equipment of $40.5 million.   Purchases of property and equipment during the first quarter of 2012 were primarily for the cash purchase of one Boeing 757-200 aircraft, MD-80 engines and MD-80 aircraft improvements from the seat reconfiguration program, with purchases during the first quarter of 2011 for the cash purchase of two Boeing 757-200 aircraft and other engine and flight equipment purchases.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2012 was $1.3 million, compared to cash provided by financing of $113.2 million for the same period in 2011.  During the three months ended March 31, 2012, we primarily used cash for the payment on our debt obligations of $2.0 million. During the three months ended March 31, 2011, we received $129.7 million from the Term Loan and the issuance of a note payable associated with a loan secured by one Boeing 757-200 aircraft.  Cash received from these financing activities during the three months ended March 31, 2011, was offset by $16.3 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.  There has been no material change to these policies during the three months ended March 31, 2012.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, high fuel costs, the effect of the economic downturn on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, unionization efforts, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, our ability to obtain regulatory approvals, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 50.8% of our operating expenses for the three months ended March 31, 2012.  Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2012, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $10.3 million for the three months ended March 31, 2012.  We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our investment securities at March 31, 2012, which totaled $105.6 million in cash and cash equivalents, $210.8 million of short-term investments and $18.8 million of long-term investments.  We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2012 would not have had a significant impact on our interest income.

We had $123.2 million of variable-rate debt as of March 31, 2012 from borrowings under our Term Loan.  A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2012 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $20.9 million, including current maturities, of fixed-rate debt as of March 31, 2012.  A hypothetical 100 basis point change in market interest rates in the three months ended March 31, 2012 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 27, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the three months ended March 31, 2012.  All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee to satisfy income tax withholding requirements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2012	—	$—	None	$44,933,570
February 2012	5,766	52.53	None	44,933,570
March 2012	2,727	50.65	None	44,933,570
Total	8,493	$51.93	None	$44,933,570

(1)	Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board of Directors under a share repurchase program.

Item 6.               Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Amendment of Credit Agreement with certain lenders, Citadel Securities Trading LLC as administrative agent and the Bank of New York Mellon as collateral agent
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statement of Income for the fiscal periods ended March 31, 2012 and March 31, 2011, (ii) Condensed Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the fiscal periods ended March 31, 2012 and March 31, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2012 and March 31, 2011, and (v) the Notes to the Condensed Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: May 7, 2012	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer