Form 10-Q
period 2012-06-30
Allegiant Travel CO
filed 2012-08-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2012 was 19,234,359.

Allegiant Travel Company

Form 10-Q
June 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements	3

• Condensed Consolidated Balance Sheet as of June 30, 2012 (unaudited) and December 31, 2011	3

• Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011 (unaudited)	4

• Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (unaudited)	5

• Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	6

• Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	25

PART II. OTHER INFORMATION	25

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6. Exhibits	26

 PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)

Current assets:
Cash and cash equivalents	$170,981	$150,740
Restricted cash	13,736	13,986
Short-term investments	201,226	154,779
Accounts receivable, net	14,305	12,866
Expendable parts, supplies and fuel, net of allowance for obsolescence of $575 and $395 at June 30, 2012 and December 31, 2011, respectively	14,240	14,539
Prepaid expenses	27,406	24,861
Deferred income taxes	13	13
Other current assets	5,122	4,577
Total current assets	447,029	376,361
Property and equipment, net	342,169	307,842
Restricted cash, net of current portion	1,500	1,500
Long-term investments	17,924	14,007
Investment in and advances to unconsolidated affiliates, net	2,227	1,980
Deposits and other assets	9,872	5,053
Total assets	$820,721	$706,743

Current liabilities:
Current maturities of long-term debt	$11,445	$7,885
Accounts payable	22,961	16,756
Accrued liabilities	41,913	34,096
Air traffic liability	157,719	118,768
Total current liabilities	234,038	177,505
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	144,731	138,184
Deferred income taxes	38,962	39,550
Total liabilities	417,731	355,239
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,738,881 and 21,573,794 shares issued; 19,234,359 and 19,079,907 shares outstanding, as of June 30, 2012 and December 31, 2011, respectively	22	22
Treasury stock, at cost, 2,504,522 and 2,493,887 shares at June 30, 2012 and December 31, 2011, respectively	(98,412)	(97,835)
Additional paid in capital	192,212	187,013
Accumulated other comprehensive loss, net	(48)	(26)
Retained earnings	309,216	262,330
Total stockholders' equity	402,990	351,504
Total liabilities and stockholders' equity	$820,721	$706,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

OPERATING REVENUE:
Scheduled service revenue	$151,648	$133,309	$313,282	$261,842
Ancillary revenue:
Air-related charges	57,478	45,991	112,622	91,307
Third party products	9,782	8,291	18,904	15,280
Total ancillary revenue	67,260	54,282	131,526	106,587
Fixed fee contract revenue	9,815	9,470	19,446	21,492
Other revenue	2,443	3,388	4,763	3,759
Total operating revenue	231,166	200,449	469,017	393,680

OPERATING EXPENSES:
Aircraft fuel	94,218	86,454	196,629	165,641
Salary and benefits	33,229	29,884	66,497	60,749
Station operations	19,572	16,553	39,101	33,026
Maintenance and repairs	15,092	20,132	36,557	36,347
Sales and marketing	5,491	5,407	10,951	10,657
Aircraft lease rentals	-	330	-	645
Depreciation and amortization	13,162	10,156	25,132	20,046
Other	8,534	10,821	15,971	18,030
Total operating expenses	189,298	179,737	390,838	345,141
OPERATING INCOME	41,868	20,712	78,179	48,539

OTHER (INCOME) EXPENSE:
Loss (earnings) from unconsolidated affiliates, net	81	(20)	36	(14)
Interest income	(267)	(386)	(511)	(662)
Interest expense	2,200	2,235	4,274	3,031
Total other (income) expense	2,014	1,829	3,799	2,355
INCOME BEFORE INCOME TAXES	39,854	18,883	74,380	46,184
PROVISION FOR INCOME TAXES	14,671	6,934	27,494	17,082
NET INCOME	$25,183	$11,949	$46,886	$29,102

Earnings per share to common stockholders:
Basic	$1.31	$0.63	$2.45	$1.53
Diluted	$1.30	$0.62	$2.42	$1.52

Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,053	18,931	19,021	18,920
Diluted	19,303	19,131	19,234	19,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$25,183	$11,949	$46,886	$29,102
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	101	64	(35)	50
Income tax (benefit) expense related to unrealized loss on available-for-sale securities	(37)	(24)	13	(18)
Total other comprehensive income (loss)	64	40	(22)	32
Total comprehensive income	$25,247	$11,989	$46,864	$29,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$46,886	$29,102

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,132	20,046
Loss on aircraft and other equipment disposals	1,473	3,816
Provision for obsolescence of expendable parts, supplies and fuel	180	90
Amortization of deferred financing costs and original issue discount	275	150
Stock-based compensation expense	2,130	2,387
Deferred income taxes	(588)	5,943
Excess tax benefits from stock-based compensation	(604)	(173)
Changes in certain assets and liabilities:
Restricted cash	250	904
Accounts receivable	(1,439)	(1,578)
Expendable parts, supplies and fuel	119	(3,759)
Prepaid expenses	(10,045)	(2,055)
Other current assets	(545)	(303)
Accounts payable	6,826	14,514
Accrued liabilities	7,639	(5,299)
Air traffic liability	38,951	40,485
Net cash provided by operating activities	116,640	104,270
INVESTING ACTIVITIES:
Purchase of investment securities	(199,574)	(212,013)
Proceeds from maturities of investment securities	149,187	103,938
Purchase of property and equipment, including pre-delivery deposits	(61,095)	(51,246)
Interest during refurbishment of aircraft	(235)	-
Proceeds from sale of property and equipment	398	230
Investment in unconsolidated affiliates, net	(247)	(3,140)
Increase in deposits and other assets	2,458	5,608
Net cash used in investing activities	(109,108)	(156,623)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	604	173
Proceeds from exercise of stock options	2,646	1,047
Proceeds from the issuance of long-term debt	13,981	132,000
Repurchase of common stock	(577)	(1,800)
Principal payments on long-term debt	(3,945)	(17,831)
Payments for deferred financing costs	-	(2,325)
Net cash provided by financing activities	12,709	111,264
Net change in cash and cash equivalents	20,241	58,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,740	113,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,981	$172,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non- cash transactions:
Deposits applied against flight equipment purchase	$-	$1,277

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

Note 2 — Newly Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Topic 220 in the FASB Accounting Standards Codification (“ASC”) for the presentation of comprehensive income in the financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to present each component of net income and comprehensive income. In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), to defer the effective date of the specific requirement to present items reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the updated guidance during the first quarter of 2012. Adoption impacts the presentation of the Company’s consolidated financial statements, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive loss in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of June 30, 2012, all of the Company’s long-term investments had contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of June 30, 2012				As of December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$34,195	$-	$-	$34,195	$50,559	$-	$-	$50,559
Certificates of deposit	5,908	-	(10)	5,898	-	-	-	-
Commercial paper	87,557	6	(26)	87,537	63,466	4	(19)	63,451
Municipal debt securities	145,046	2	(7)	145,041	140,249	11	(14)	140,246
Government debt securities	17,002	1	(6)	16,997	14,008	-	(1)	14,007
Corporate debt securities	45,846	10	(18)	45,838	26,847	2	(9)	26,840
Total	$335,554	$19	$(67)	$335,506	$295,129	$17	$(43)	$295,103

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had no realized losses during the three and six months ended June 30, 2012 or 2011.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of June 30, 2012	As of December 31, 2011

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$122,949	$123,522
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	14,000	-
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	5,930	6,739
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	4,995	5,814
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	8,302	9,994
Total long-term debt	156,176	146,069
Less current maturities	(11,445)	(7,885)
Long-term debt, net of current maturities	$144,731	$138,184

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

As of June 30, 2012, management believes the Company was in compliance with all covenants under the Term Loan.

Other

In June 2012, the Company borrowed $14,000 under loan agreements secured by two Boeing 757-200 aircraft purchased in the first half of 2012. The notes payable issued under the loan agreements bear interest at 4.65% per annum and are payable in monthly installments through July 2016.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. No share repurchases were made under the program during the three or six months ended June 30, 2012. During the three months ended June 30, 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493. No share repurchases were made under the program during the first quarter of 2011. As of June 30, 2012, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

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

As of June 30, 2012, the Company held cash equivalents, short-term, and long-term investments that are required to be measured at fair value on a recurring basis. The Company uses the market approach valuation technique to determine fair value for these investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, corporate debt securities, and government debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

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

Assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$34,195	$34,195	$-	$-
Commercial paper	1,211	-	1,211	-
Municipal debt securities	80,950	-	80,950	-
Total cash equivalents	116,356	34,195	82,161	-

Short-term investments
Certificates of deposit	5,898	-	5,898	-
Commercial paper	86,326	-	86,326	-
Municipal debt securities	54,166	-	54,166	-
Corporate debt securities	45,838	-	45,838	-
Government debt securities	8,998	-	8,998	-
Total short-term investments	201,226	-	201,226	-
Long-term investments
Municipal debt securities	9,925	-	9,925	-
Government debt securities	7,999	-	7,999	-
Total long-term investments	17,924	-	17,924	-

Total investment securities	$335,506	$34,195	$301,311	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$50,559	$50,559	$-	$-
Commercial paper	12,030	-	12,030	-
Municipal debt securities	63,728	-	63,728	-
Total cash equivalents	126,317	50,559	75,758	-

Short-term investments
Commercial paper	51,421	-	51,421	-
Municipal debt securities	76,518	-	76,518	-
Corporate debt securities	26,840	-	26,840	-
Total short-term investments	154,779	-	154,779	-
Long-term investments
Government debt securities	14,007	-	14,007	-
Total long-term investments	14,007	-	14,007	-

Total investment securities	$295,103	$50,559	$244,544	$-

There were no significant transfers between Level 1 and Level 2 assets for the six month periods ended June 30, 2012 and 2011.

The carrying value for all long-term debt, including current maturities, owed by the Company as of June 30, 2012 and December 31, 2011, approximates fair value. The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's long-term debt was estimated based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

Note 7 — Income Taxes

For the three and six months ended June 30, 2012, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no significant accrued interest or penalties at June 30, 2012.

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

Diluted net income per share is calculated using the more dilutive of two methods. Under both methods, the exercise of employee stock options and stock-settled stock appreciation rights are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

Both methods resulted in the same diluted net income per share for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2011. For the six months ended June 30, 2012, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$25,183	$11,949	$46,886	$29,102
Less: Net income allocated to participating securities	(198)	(73)	(357)	(165)
Net income attributable to common stock	$24,985	$11,876	$46,529	$28,937
Net income per share, basic	$1.31	$0.63	$2.45	$1.53

Weighted-average shares outstanding	19,053	18,931	19,021	18,920

Diluted:
Net income	$25,183	$11,949	$46,886	$29,102
Less: Net income allocated to participating securities	-	-	(353)	-
Net income attributable to common stock	$25,183	$11,949	$46,533	$29,102
Net income per share, diluted	$1.30	$0.62	$2.42	$1.52

Weighted-average shares outstanding	19,053	18,931	19,021	18,920
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	250	200	244	196
Adjusted weighted-average shares outstanding under treasury stock method	19,303	19,131	19,265	19,116
Participating securities excluded under two-class method	NA	NA	(31)	NA
Adjusted weighted-average shares outstanding under two-class method	NA	NA	19,234	NA

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In November 2011, the Company entered into a purchase agreement to purchase up to 13 MD-80 aircraft and 12 JT8D-219 spare aircraft engines. As of June 30, 2012, the remaining contractual obligations under the purchase agreement were $13,233 to be paid in 2012 and 2013, upon taking ownership of the remaining aircraft and spare engines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six month periods ended June 30, 2012 and 2011. Also discussed is our financial position as of June 30, 2012 and December 31, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second quarter 2012 results

During the second quarter of 2012, we achieved an 18.1% operating margin resulting in net income of $25.2 million on operating revenues of $231.2 million. Our second quarter 2012 operating margin was the highest since the first quarter of 2010. Our strong operating results were driven by our unit cost performance for the quarter, with a reduction in our operating expense per ASM (“CASM”) of 10.9%, from 11.40¢ to 10.16¢. Our total average fare per passenger of $129.10 for the second quarter of 2012 decreased 2.7% from our record during the first quarter of 2012 of $132.70 but was comparable to the $128.30 we achieved in the second quarter of 2011. We were able to maintain our total average fare per passenger despite a 16.0% year-over-year increase in scheduled service passengers.

Our overall cost performance was favorably impacted by the recent decline in fuel prices, which resulted in an average fuel cost per gallon of $3.14, down from $3.28 in the first quarter of 2012, and $3.22 in the second quarter of 2011. In addition, our operating expense per passenger, excluding fuel, decreased 11.4% during the quarter compared to the prior year as we had a 15.1% increase in system passengers with only a 1.9% increase in total non-fuel operating expenses. A major contributor to the non-fuel cost performance was a decrease in maintenance and repairs expense of 25.0% with the completion of our 2011 engine overhaul program.

Our scheduled service revenues in the second quarter 2012 increased $18.3 million or 13.8% over second quarter 2011 due to a 16.0% increase in scheduled service passengers, offset by the effect of a 1.9% lower scheduled service average base fare. We substantially grew our average number of aircraft in revenue service by 16.3% from 51.0 aircraft during second quarter 2011 to 59.3 aircraft during second quarter 2012. The increase in average number of aircraft and the combination of increased seats in our MD-80 fleet and the utilization of our Boeing 757-200 aircraft with 223 seats (primarily one aircraft during the quarter with two aircraft beginning service in late June) drove a 20.4% increase in scheduled service available seat miles (“ASMs”) during the quarter.

We achieved our record ancillary revenue per passenger of $39.67 during the second quarter of 2012, a 6.8% increase from the same quarter in the prior year. The increase more than offset a 1.9% lower scheduled service average base fare. The increase was primarily attributable to the implementation of a fee for carry-on bin bags in April 2012. The fee for carry-on bin bags ranges from $10 to $30 (varying by routes and markets) if booked on the website and $35 if purchased at the airport.

Durning the second quarter 2012, we successfully completed all requirements to enable us to gain flag carrier status and ETOPS certification. As a result of this certification, we were able to begin service to Hawaii in late June 2012 with routes from Las Vegas and Fresno, California to Honolulu. During the quarter, we also announced further expansion of service from five of our existing markets to begin in November 2012, which consists of service to Honolulu on five routes and service to Maui on one route.

In addition to Hawaii, we continue to expand our route network and extend our national footprint. In April 2012, we established an operational base and expanded service at Oakland International Airport with seven new routes to serve the San Francisco Bay Area. With the addition of these seven new routes, we serve a total of nine routes into the San Francisco Bay Area. We have also established a base of operations at Punta Gorda (Florida) with the expansion of service in June 2012 on four new routes into Punta Gorda. With the addition of these four new routes, we serve a total of seven routes into Punta Gorda.

During the second quarter of 2012, we continued our progress in the MD-80 aircraft seat reconfiguration program. As of June 30, 2012, we had 26 MD-80 aircraft with 166 seats in revenue service. These additional 16 seats have allowed us to grow capacity without adding incremental aircraft into our operating fleet. Our strategy is to convert each base to 166-seat MD-80 aircraft as soon as possible to optimize the selling effort in that particular base. Currently all of our MD-80 aircraft serving Bellingham, Phoenix-Mesa, Los Angeles and Oakland have been reconfigured to 166 seats with completion of the reconfiguration for our MD-80 aircraft serving Las Vegas to take place during the third quarter of 2012.

Aircraft

Operating Fleet

As of June 30, 2012, our total aircraft in service consisted of 58 MD-80 aircraft and three Boeing 757-200 aircraft. During the second quarter of 2012, we placed two Boeing 757-200 aircraft into service. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of June 30, 2012			As of December 31, 2011			As of June 30, 2011
	Own (a)(b)	Lease	Total (b)	Own (a)(b)	Lease (c)	Total(b)	Own (a)	Lease	Total

MD82/83/88s	56	-	56	52	2	54	47	2	49
MD87s (d)	2	-	2	2	-	2	2	-	2
B757-200	3	-	3	1	-	1	-	-	-
Total	61	-	61	55	2	57	49	2	51

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated. See below for further information on our aircraft not yet in our operating fleet.

(b)	Includes MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: June 30, 2012 – 26 and December 31, 2011 – seven.

(c(c((c)
In December 2011, we exercised purchase options on two MD-80 aircraft and took ownership of these aircraft in January 2012. Subsequent to taking ownership of these two aircraft in January 2012, we no longer have any aircraft under operating leases.

(d)	Used almost exclusively for fixed fee flying.

MD-80 Aircraft not in service

As of June 30, 2012, we had one MD-80 aircraft in storage which could be used for future growth opportunities. We continue to remove up to four of our MD-80 aircraft from service at a time in connection with reconfiguring them from 150 to 166 seats.

Boeing 757-200 Aircraft

During the quarter, we acquired our sixth Boeing 757-200 aircraft which was the last of those under an existing purchase contract. As of June 30, 2012, we owned six Boeing 757-200 aircraft, of which three were in revenue service, two were leased out to third parties on a short-term basis and one was being prepared for revenue service. In July 2012, we placed this aircraft being prepared for revenue service into our operating fleet. We expect the remaining two aircraft currently leased out to be returned off lease during the fourth quarter of 2012 and added to revenue service in the first half of 2013.

Network

We have increased the number of routes into our leisure destinations from 162 at June 30, 2011 to 182 routes at June 30, 2012, primarily from the expansion of service into the San Francisco Bay area and Punta Gorda, along with the introduction of service into Hawaii. We now serve 79 cities in 40 states (including small cities and destinations) through our route network. The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011

Leisure destinations	12	11	11
Small cities served	67	65	62
Total cities served	79	76	73
Total routes	182	171	162

Trends and Uncertainties

We continue to experience volatility in fuel prices with a decrease in the second quarter of 2012. Our system average fuel cost per gallon for the second quarter of 2012 was $3.14, a 2.5% year-over-year decrease from the same period of 2011 and a 4.3% sequential decrease compared to the three months ended March 31, 2012. The sequential decrease was after a 6.3% increase on our system average cost per gallon of $3.08 during the fourth quarter of 2011 compared to $3.28 during the first quarter of 2012. Fuel availability is subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. The cost of fuel cannot be predicted with any degree of certainty and fuel cost volatility will most likely have a significant impact on our future results of operations. We will continue to try to offset high fuel prices through our continued focus on capacity management, driving additional ancillary revenues and the execution of our low fixed, high variable cost model. We remain pleased with the strength and flexibility of our model and believe it has proven successful to maintain profitability in a high fuel price environment.

Our total average fare increased year-over-year by 6.0% during the first quarter and, in the second quarter of 2012, increased slightly despite a 16.0% year-over-year increase in scheduled service passengers. We believe drivers of this strong performance are our pricing strategy and capacity management along with a continued strong leisure travel demand enviroment. We believe our customer booking activity for future travel represents a demand for leisure travel which will continue to have a favorable impact on our scheduled service and ancillary revenues.

We continue to make progress on our automation projects including the upgrade of our current system platform and the transfer to our new website. During the second quarter of 2012, our new website went live and is currently utilized for a limited portion of our website traffic. We look to fully integrate all our traffic to the website during the second half of the year. We expect the continued improvement to our website and other automation enhancements will create additional revenue oppurtunities by allowing us to capitalize on customer loyalty with additional product offerings.

A recently reported settlement of a class action lawsuit against Visa and MasterCard may result in significant decreases in retailers' credit card transaction costs or may allow retailers to seek to recoup these costs by imposing charges on customers paying with credit cards. The lawsuit alleged anticompetitive practices by the credit card companies. The settlement remains subject to approval by the court and certain other parties. Further, it is uncertain as to the particulars of how the credit card companies will revise their rules in response to the settlement. In the meantime, we have in late July 2012 implemented a discount for paying with debit cards to drive higher debit card usage in light of the significantly lower processing costs for our debit card transactions. We are hopeful that these developments will enable us to significantly lower our transaction processing costs or allow us to recoup these costs from customers in future periods, but the impact of these changes is far from certain at this time.

In July 2012, we received notification from the National Mediation Board (“NMB”) that the International Brotherhood of Teamsters, Airline Division has filed an application for a representation election on behalf of our pilots. This will be the first time our pilots have voted on union representation. If our employees unionize in the future and we are unable to reach agreement on the terms of their collective bargaining agreement, or we were to experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our future results.

In July 2012, we announced our intention to acquire 19 Airbus A319 aircraft with 156 seats. We believe the introduction of the A319 into our operating fleet will support our future growth opportunities and is a continuation of our existing business model. We believe the current environment to aquire this type of aircraft presents similar opportunities as we experienced when we began adding MD-80 aircraft to our fleet.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended June 30,
	2012	2011

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	40.8	43.1
Salaries and benefits	14.4	14.9
Station operations	8.5	8.3
Maintenance and repairs	6.5	10.1
Sales and marketing	2.4	2.7
Aircraft lease rentals	-	0.1
Depreciation and amortization	5.7	5.1
Other	3.6	5.4
Total operating expenses	81.9%	89.7%
Operating margin	18.1%	10.3%

Operating Revenue

Our operating revenue increased 15.3% to $231.2 million for the three months ended June 30, 2012, up from $200.4 million for the same period of 2011 primarily due to a 13.8% increase in scheduled service revenue and a 23.9% increase in ancillary revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 16.0% increase in scheduled service passengers on a 12.7% increase in scheduled service departures.

Scheduled service revenue. Scheduled service revenue increased 13.8% to $151.6 million for the three months ended June 30, 2012, up from $133.3 million in the same period of 2011. The increase was primarily driven by a 16.0% increase in the number of scheduled service passengers, offset by a 1.9% reduction in the scheduled service average base fare for the three months ended June 30, 2012, compared to the same period of 2011. Passenger growth was driven by a 12.7% increase in the number of scheduled service departures as we increased the average number of aircraft in service by 16.3% and by a 2.9% increase in the average number of passengers per departure. Of our year-over-year departure increase, 35.5% of the increase was on Orlando routes and 18.6% of the increase was on Oakland routes.

Ancillary revenue. Ancillary revenue increased 23.9% to $67.3 million for the three months ended June 30, 2012, up from $54.3 million in the same period of 2011, driven by a 16.0% increase in scheduled service passengers and a 6.8% increase in ancillary revenue per scheduled passenger from $37.13 to $39.67. The increase in our ancillary revenue per scheduled service passenger of $2.54 was primarily attributable to increased bag fees from the implementation of a fee for carry-on bags in April 2012. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended June 30,
	2012	2011	% Change
Air-related charges	$33.90	$31.45	7.8%
Third party products	5.77	5.68	1.6%
Total ancillary revenue per scheduled service passenger	$39.67	$37.13	6.8%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended June 30,
(in thousands)	2012	2011	% Change
Gross ancillary revenue - third party products	$32,909	$29,547	11.4%
Cost of goods sold	(21,909)	(20,046)	9.3%
Transaction costs (a)	(1,218)	(1,210)	0.7%
Ancillary revenue - third party products	$9,782	$8,291	18.0%
As percent of gross ancillary revenue - third party	29.7%	28.1%	1.6	pp
Hotel room nights	204,327	186,161	9.8%
Rental car days	201,605	156,989	28.4%

(a) Includes credit card fees and travel agency commissions

During the three months ended June 30, 2012, we generated gross revenue of $32.9 million from third party products, which resulted in net revenue of $9.8 million. For the second quarter in a row, we achieved rental car days in excess of 200,000. These rental car days grew year-over-year by 28.4% which outpaced our scheduled service passenger growth of 16.0%.

Fixed fee contract revenue. Fixed fee contract revenue increased 3.6% to $9.8 million for the three months ended June 30, 2012, from $9.5 million in the same period of 2011. The increase was mainly a result of a higher per-block hour rate on a reduction in total block hours from certain fixed fee agreements, primarily our agreement with Caesars Entertainment Inc. (“Caesars”). Under our agreement with Caesars, the per-block hour rate increases during periods of lower fuel cost reimbursements.

Other revenue. We generated other revenue of $2.4 million for the three months ended June 30, 2012 compared to $3.4 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment. In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short-term basis. In April 2012, one of these leased out aircraft was returned to us. The expected return dates of the remaining two leased out aircraft are in the fourth quarter of 2012.

Operating Expenses

Our operating expenses increased only 5.3% to $189.3 million for the three months ended June 30, 2012 compared to $179.7 million in the same period of 2011 despite an 18.1% increase in capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended June 30,		Percentage
	2012	2011	Change
Aircraft fuel	$52.50	$55.43	(5.3) %
Salary and benefits	18.52	19.16	(3.3)
Station operations	10.91	10.61	2.8
Maintenance and repairs	8.41	12.91	(34.9)
Sales and marketing	3.06	3.47	(11.8)
Aircraft lease rentals	-	0.21	(100.0)
Depreciation and amortization	7.33	6.51	12.6
Other	4.75	6.94	(31.6)
Operating expense per passenger	$105.48	$115.24	(8.5)
Operating expense per passenger, excluding fuel	$52.98	$59.81	(11.4)%

The following table presents unit costs, defined as Operating CASM, for the indicated periods. The table also presents Operating CASM, excluding fuel, which represents operating expenses, less aircraft fuel expense, divided by ASMs. As on a per passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended June 30,				Percentage
	2012		2011		Change
Aircraft fuel	5.06	¢	5.48	¢	(7.7)%
Salary and benefits	1.78		1.90		(6.3)
Station operations	1.05		1.05		-
Maintenance and repairs	0.81		1.28		(36.7)
Sales and marketing	0.29		0.34		(14.7)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.71		0.64		10.9
Other	0.46		0.69		(33.3)
Operating expense per ASM (CASM)	10.16	¢	11.40	¢	(10.9)%
CASM, excluding fuel	5.10	¢	5.92	¢	(13.9)%

Our CASM, excluding fuel, decreased 13.9%, primarily due to an 18.1% increase in system capacity, lower aircraft utilization of 4.9% and a slight increase in our average stage length of 1.3%. The system capacity increase enabled us to spread our increased operating expenses over more ASMs.

Aircraft fuel expense. Aircraft fuel expense increased $7.8 million, or 9.0%, to $94.2 million for the three months ended June 30, 2012, up from $86.5 million in the same period of 2011. This change was due to an 11.8% increase in gallons consumed from 26.9 million to 30.0 million, offset by a 2.5% decrease in the average fuel cost per gallon from $3.22 to $3.14. The increase in gallons consumed is attributable to a 10.8% increase in our total system departures.

Salary and benefits expense. Salary and benefits expense increased 11.2% to $33.2 million for the three months ended June 30, 2012 up from $29.9 million in the same period of 2011. Excluding accrued employee bonus expense and stock compensation expense, salaries and benefits expense increased 7.0% attributable to a 12.3% increase in the number of full-time equivalent employees offset by a 4.7% reduction in salary and benefits expense per full-time equivalent employee. The number of full-time equivalent employees increased from 1,559 at June 30, 2011 to 1,750 at June 30, 2012 to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities. The decrease in salary and benefits expense per full-time equivalent employee was attributable to the pilot base pay scale and the outsourcing of our station operations in Las Vegas in May 2011. The pilot base pay scale is variable based on operating margin which was lower in the prior periods on which the quarter's pilot base pay scale was based. Another major contributor to our salary and benefits expense increase was an increase in accrued employee bonus expense as a result of the year-over-year increase in operating income.

Station operations expense. Station operations expense increased 18.2% to $19.6 million for the three months ended June 30, 2012 compared to $16.6 million in the same period of 2011. The increase was primarily due to a year-over-year increase of 10.8% in system departures. In addition, our station operations expense per departure increased 6.8% compared to the prior year, as a result of increased fees at airports where we operate larger aircraft (Boeing 757-200) along with the outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense. Maintenance and repairs expense decreased 25.0% to $15.1 million for the three months ended June 30, 2012, compared to $20.1 million in the same period of 2011. The decrease is primarily attributable to a reduction in engine overhauls and heavy airframe maintenance events. We experienced higher engine overhaul expenses during the prior year as a result of our 2011 engine overhaul program. Throughout 2011, we made a substantial investment to increase the reliability and reduce the overall age of our engine portfolio.

Sales and marketing expense. Sales and marketing expense increased 1.6% to $5.5 million for the three months ended June 30, 2012, compared to $5.4 million for the same period of 2011. We experienced an 11.8% decrease in sales and marketing expense per passenger from $3.47 to $3.06 primarily due to a reduction in payment processing costs per passenger as a result of increased debit card usage.

Aircraft lease rentals expense. We had no aircraft lease rentals expense for the three months ended June 30, 2012 compared to $0.3 million in the same period of 2011. In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we were operating under operating lease agreements. Subsequent to taking ownership of these two aircraft, we no longer have any aircraft under operating leases.

Depreciation and amortization expense. Depreciation and amortization expense increased to $13.2 million for the three months ended June 30, 2012, from $10.2 million for the same period of 2011. The increase was driven by a 16.3% increase in the average number of operating aircraft and from MD-80 seat reconfiguration costs. As of June 30, 2012, we owned 61 aircraft in service (including three Boeing 757-200 aircraft and 26 MD-80 aircraft reconfigured to 166 seats) compared to 49 aircraft at the end of the same period in 2011. Of the three Boeing 757-200 aircraft in service at June 30, 2012, two were placed into service in June 2012.

Other expense. Other expense decreased to $8.5 million for the three months ended June 30, 2012 from $10.8 million for the same period of 2011. The decrease was primarily driven by a lower write-down of engine values in our consignment program for the three months ended June 30, 2012 compared to the same period in 2011. In addition, we experienced losses in the second quarter of 2011 from one MD-87 aircraft we permanently grounded and the disposal of one engine.

Other (Income) Expense

Other (income) expense increased from a $1.8 million net other expense for the three months ended June 30, 2011 to $2.0 million net other expense for the same period in 2012. The increase was primarily due to a reduction in interest income earned on unrestricted cash and investment securities balances for the three months ended June 30, 2012 compared to the same period in 2011 and from a loss from unconsolidated affiliates in second quarter 2012 compared to earnings in second quarter 2011.

Income Tax Expense

Our effective income tax rate was relatively flat at 36.8% for the three months ended June 30, 2012 compared to 36.7% for the same period of 2011. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six months ended June 30,
	2012	2011

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.9	42.1
Salaries and benefits	14.2	15.4
Station operations	8.3	8.4
Maintenance and repairs	7.8	9.2
Sales and marketing	2.3	2.7
Aircraft lease rentals	-	0.2
Depreciation and amortization	5.4	5.1
Other	3.4	4.6
Total operating expenses	83.3%	87.7%
Operating margin	16.7%	12.3%

Operating Revenue

Our operating revenue increased 19.1 % to $469.0 million for the six months ended June 30, 2012 from $393.7 million for the same period in 2011 primarily due to a 19.6% increase in scheduled service revenue and a 23.4% increase in ancillary revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 16.9% increase in scheduled service passengers on a 14.4% increase in scheduled service departures.

Scheduled service revenue. Scheduled service revenue increased 19.6% to $313.3 million for the six months ended June 30, 2012, from $261.8 million in the same period of 2011. The increase was primarily driven by a 16.9% increase in scheduled service passengers and an increase of 2.3% in the scheduled service average base fare for the six months ended June 30, 2012 compared to the same period of 2011. Passenger growth was driven by a 14.4% increase in the number of scheduled service departures as we increased the average number of aircraft in service by 14.5%. Of our year-over-year departure increase, 33.6% of the increase was on Orlando routes and 16.3% of the increase was on Phoenix routes.

Ancillary revenue. Ancillary revenue increased 23.4% to $131.5 million for the six months ended June 30, 2012, up from $106.6 million in the same period of 2011, driven by a 16.9% increase in scheduled service passengers and a 5.5% increase in ancillary revenue per scheduled passenger from $36.68 to $38.70. The increase in our ancillary revenue per scheduled service passenger of $2.02 was primarily attributable to increased bag fees from the implementation of a fee for carry-on bags in April 2012. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six months ended June 30,
	2012	2011	% Change
Air-related charges	$33.14	$31.42	5.5%
Third party products	5.56	5.26	5.7%
Total ancillary revenue per scheduled service passenger	$38.70	$36.68	5.5%

The following table details the calculation of ancillary revenue from third party products:

	Six months ended
	June 30,
(in thousands)	2012	2011	% Change
Gross ancillary revenue - third party products	$65,777	$56,084	17.3%
Cost of goods sold	(44,353)	(38,362)	15.6%
Transaction costs (a)	(2,520)	(2,442)	3.2%
Ancillary revenue - third party products	$18,904	$15,280	23.7%
As percent of gross ancillary revenue - third party	28.7%	27.2%	1.5	pp
Hotel room nights	389,171	340,537	14.3%
Rental car days	410,943	314,472	30.7%

(a) Includes credit card fees and travel agency commissions

During the six months ended June 30, 2012, we generated gross revenue of $65.8 million from third party products, which resulted in net revenue of $18.9 million. We achieved rental car days in excess of 200,000 for both the first and second quarters of 2012. These rental car days grew year-over-year by 30.7% which outpaced our scheduled service passenger growth of 16.9%.

Fixed fee contract revenue. Fixed fee contract revenue decreased 9.5% to $19.4 million for the six months ended June 30, 2012, from $21.5 million in the same period of 2011. The decrease in fixed fee contract revenue was primarily attributable to an overall decrease in block hours flown of 12.6% to 4,580 for the six months ended June 30, 2012 from 5,243 for the same period of 2011, based on our decision to reduce the availability of aircraft for ad-hoc flying compared to the prior year. We typically seek out additional ad-hoc flying during periods when aircraft are not utilized for scheduled service flying.

Other revenue. We generated other revenue of $4.8 million for the six months ended June 30, 2012, compared to $3.8 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment. In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis of which one was returned to us in April 2012. The expected return dates of the remaining aircraft, under their respective leases, are through the fourth quarter of 2012.

Operating Expenses

Our operating expenses increased by 13.2% to $390.8 million for the six months ended June 30, 2012, compared to $345.1 million in the same period of 2011, largely due to an 18.7% increase in our aircraft fuel expense. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	Six Months Ended June 30,		Percentage
	2012	2011	Change
Aircraft fuel	$54.71	$53.43	2.4%
Salary and benefits	18.50	19.59	(5.6)
Station operations	10.88	10.65	2.2
Maintenance and repairs	10.17	11.72	(13.2)
Sales and marketing	3.06	3.44	(11.0)
Aircraft lease rentals	-	0.21	(100.0)
Depreciation and amortization	6.99	6.47	8.0
Other	4.45	5.82	(23.5)
Operating expense per passenger	$108.76	$111.33	(2.3)
Operating expense per passenger, excluding fuel	$54.05	$57.90	(6.6)%

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods:

	Six Months Ended June 30,				Percentage
	2012		2011		Change
Aircraft fuel	5.20	¢	5.19	¢	0.2%
Salary and benefits	1.76		1.90		(7.4)
Station operations	1.03		1.03		-
Maintenance and repairs	0.96		1.14		(15.8)
Sales and marketing	0.29		0.33		(12.1)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.67		0.63		6.3
Other	0.43		0.56		(23.2)
Operating expense per ASM (CASM)	10.34	¢	10.80	¢	(4.3)%
CASM, excluding fuel	5.14	¢	5.62	¢	(8.5)%

Our CASM, excluding fuel, decreased 8.5%, primarily due to an 18.3% increase in system capacity, lower aircraft utilization of 1.6% and flat average stage length. The system capacity increase enabled us to spread our increased operating expenses over more ASMs.

Aircraft fuel expense. Aircraft fuel expense increased $31.0 million or 18.7% to $196.6 million for the six months ended June 30, 2012, up from $165.6 million in the same period of 2011, primarily driven by a 5.6% increase in the system average cost per gallon from $3.04 to $3.21 and an increase of 12.6% in gallons consumed from 54.4 million to 61.3 million.

Salary and benefits expense. Salary and benefits expense increased 9.5% to $66.5 million for the six months ended June 30, 2012 up from $60.7 million in the same period of 2011. Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 6.3% attributable to a 12.3% increase in the number of full-time equivalent employees offset by a 4.9% reduction in salary and benefits expense per full-time equivalent employee. The number of full-time equivalent employees increased from 1,559 at June 30, 2011 to 1,750 at June 30, 2012 to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities. The decrease in salary and benefits expense per full-time equivalent employee was attributable to the pilot base pay scale and the outsourcing of our station operations in Las Vegas in May 2011. The pilot base pay scale is variable based on operating margin which was lower in the prior periods on which the quarter's pilot base pay scale was based. Another major contributor to our salary and benefits expense increase was an increase in accrued employee bonus expense as a result of the year-over-year increase in operating income.

Station operations expense. Station operations expense increased 18.4% to $39.1 million for the six months ended June 30, 2012, compared to $33.0 million in the same period of 2011, as a result of a 5.3% increase in station operations expense per departure and a 12.4% increase in system departures. The increase in station operations expense per departure was attributable to increased fees at several airports where we operate and the outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense. Maintenance and repairs expense was relatively flat at $36.6 million for the six months ended June 30, 2012 compared to $36.3 million in the same period of 2011 despite a 14.5% increase in average number of aircraft in service and an 18.3% increase in ASMs. A reduction in heavy airframe maintenance expense was offset by an increase in the repair of rotable parts and usage of expendable parts associated with our increase in average number of aircraft in service to 58.4 for the six months ended June 30, 2012 compared to 51.0 in the same period of 2011.

Sales and marketing expense. Sales and marketing expense increased 2.8% to $11.0 million for the six months ended June 30, 2012, compared to $10.7 million for the same period of 2011. The change was due to a 20.7% year-over-year increase in our scheduled service revenue and ancillary revenue offset by a reduction in payment processing costs per passenger as a result of increased debit card usage.

Aircraft lease rentals expense. We had no aircraft lease rentals expense for the six months ended June 30, 2012 compared to $0.6 million in the same period of 2011. In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we were operating under operating lease agreements. Subsequent to taking ownership of these two aircraft, we no longer have any aircraft under operating leases.

Depreciation and amortization expense. Depreciation and amortization expense increased to $25.1 million for the six months ended June 30, 2012, from $20.0 million for the same period of 2011 driven by a 14.5% increase in the average number of operating aircraft and depreciation expense from MD-80 seat reconfiguration costs. As of June 30, 2012, we owned 61 aircraft in service (including three Boeing 757-200 aircraft and 26 MD-80 aircraft reconfigured to 166 seats) compared to 49 aircraft at the end of the same period in 2011. Of the three Boeing 757-200 aircraft in service at June 30, 2012, two were placed into service in June 2012.

Other expense. Other expense decreased 11.4% to $16.0 million for the six months ended June 30, 2012 compared to $18.0 million in the same period of 2011. The decrease was primarily driven by a lower write-down of engine values in our consignment program for the six months ended June 30, 2012 compared to the same period in 2011. In addition, we experienced losses in the second quarter of 2011 from one MD-87 aircraft we permanently grounded and the disposal of one engine.

Other (Income) Expense

Other (income) expense increased from a $2.4 million net other expense for the six months ended June 30, 2011 to $3.8 million net other expense for the same period in 2012. The increase was due primarily to a $1.2 million increase in interest expense for the six months ended June 30, 2012 associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate remained flat at 37.0% for both the six months ended June 30, 2012 and 2011. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,		Percent
	2012	2011	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,794,665	1,559,619	15.1
Revenue passenger miles (RPMs) (thousands)	1,636,113	1,401,610	16.7
Available seat miles (ASMs) (thousands)	1,862,262	1,576,791	18.1
Load factor	87.9%	88.9%	(1.0)
Operating revenue per ASM (RASM)** (cents)	12.41	12.71	(2.4)
Operating expense per ASM (CASM) (cents)	10.16	11.40	(10.9)
Fuel expense per ASM (cents)	5.06	5.48	(7.7)
Operating CASM, excluding fuel (cents)	5.10	5.92	(13.9)
Operating expense per passenger	$105.48	$115.24	(8.5)
Fuel expense per passenger	$52.50	$55.43	(5.3)
Operating expense per passenger, excluding fuel	$52.98	$59.81	(11.4)
ASMs per gallon of fuel	62.0	58.7	5.6
Departures	13,767	12,430	10.8
Block hours	31,450	28,277	11.2
Average stage length (miles)	859	848	1.3
Average number of operating aircraft during period	59.3	51.0	16.3
Average block hours per aircraft per day	5.8	6.1	(4.9)
Full-time equivalent employees at end of period	1,750	1,559	12.3
Fuel gallons consumed (thousands)	30,048	26,868	11.8
Average fuel cost per gallon	$3.14	$3.22	(2.5)

Scheduled service statistics:
Passengers	1,695,650	1,462,126	16.0
Revenue passenger miles (RPMs) (thousands)	1,561,405	1,323,051	18.0
Available seat miles (ASMs) (thousands)	1,732,601	1,438,659	20.4
Load factor	90.1%	92.0%	(1.9)
Departures	12,155	10,789	12.7
Block hours	28,799	25,470	13.1
Yield (cents)	9.71	10.08	(3.7)
Scheduled service revenue per ASM (PRASM) (cents)	8.75	9.27	(5.6)
Total ancillary revenue per ASM** (cents)	3.88	3.77	2.9
Total scheduled service revenue per ASM (TRASM)** (cents)	12.63	13.04	(3.1)
Average fare — scheduled service	$89.43	$91.17	(1.9)
Average fare — ancillary air-related charges	$33.90	$31.45	7.8
Average fare — ancillary third party products	$5.77	$5.68	1.6
Average fare — total	$129.10	$128.30	0.6
Average stage length (miles)	900	889	1.2
Fuel gallons consumed (thousands)	27,692	24,329	13.8
Average fuel cost per gallon	$3.32	$3.47	(4.3)
Percent of sales through website during period	91.5%	87.9%	3.6

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six months ended June 30,		Percent
	2012	2011	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	3,593,706	3,100,240	15.9
Revenue passenger miles (RPMs) (thousands)	3,336,354	2,851,721	17.0
Available seat miles (ASMs) (thousands)	3,778,909	3,194,577	18.3
Load factor	88.3%	89.3%	(1.0)
Operating revenue per ASM (RASM)** (cents)	12.41	12.32	0.7
Operating expense per ASM (CASM) (cents)	10.34	10.80	(4.3)
Fuel expense per ASM (cents)	5.20	5.19	0.2
Operating CASM, excluding fuel (cents)	5.14	5.62	(8.5)
Operating expense per passenger	$108.76	$111.33	(2.3)
Fuel expense per passenger	$54.71	$53.43	2.4
Operating expense per passenger, excluding fuel	$54.05	$57.90	(6.6)
ASMs per gallon of fuel	61.7	58.7	5.1
Departures	27,733	24,667	12.4
Block hours	64,743	57,644	12.3
Average stage length (miles)	873	866	0.8
Average number of operating aircraft during period	58.4	51.0	14.5
Average block hours per aircraft per day	6.1	6.2	(1.6)
Full-time equivalent employees at end of period	1,750	1,559	12.3
Fuel gallons consumed (thousands)	61,289	54,414	12.6
Average fuel cost per gallon	$3.21	$3.04	5.6

Scheduled service statistics:
Passengers	3,398,035	2,906,324	16.9
Revenue passenger miles (RPMs) (thousands)	3,189,133	2,683,861	18.8
Available seat miles (ASMs) (thousands)	3,520,258	2,903,687	21.2
Load factor	90.6%	92.4%	(1.8)
Departures	24,483	21,392	14.4
Block hours	59,364	51,714	14.8
Yield (cents)	9.82	9.76	0.6
Scheduled service revenue per ASM (PRASM) (cents)	8.90	9.02	(1.3)
Total ancillary revenue per ASM** (cents)	3.74	3.67	1.9
Total scheduled service revenue per ASM (TRASM)** (cents)	12.64	12.69	(0.4)
Average fare — scheduled service	$92.20	$90.09	2.3
Average fare — ancillary air-related charges	$33.14	$31.42	5.5
Average fare — ancillary third party products	$5.56	$5.26	5.7
Average fare — total	$130.90	$126.77	3.3
Average stage length (miles)	916	905	1.2
Fuel gallons consumed (thousands)	56,546	49,048	15.3
Average fuel cost per gallon	$3.39	$3.29	3.0
Percent of sales through website during period	91.3%	88.9%	2.4

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $335.0 million at December 31, 2011 to $405.4 million at June 30, 2012. Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

During the second quarter of 2012, our primary source of funds was cash generated by our operations. Our operating cash flows along with the proceeds of $125.0 million borrowed under a senior secured term loan facility in 2011 (“Term Loan”) have allowed us to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations. We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future capital obligations.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2012, our operating activities provided $116.6 million of cash compared to $104.3 million during the same period of 2011. The cash flows provided by operations for the period in 2012 were primarily the result of net income, non-cash depreciation and amortization and an increase in air traffic liability which results from passenger bookings for future travel. We generated more cash flows from operating activities compared to the prior year mainly from increases in net income.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2012 was $109.1 million compared to $156.6 million of cash used in investing activities in the same period of 2011. During the six months ended June 30, 2012, our primary use of cash was for the purchase of investment securities, net of maturities and sales, of $50.4 million, and the purchase of property and equipment of $61.1 million. During the six months ended June 30, 2011, our primary use of cash was for the investment of proceeds from the Term Loan in investment securities and the purchase of property and equipment of $51.2 million. Purchases of property and equipment during the six months ended June 30, 2012 were primarily for the cash purchase of two Boeing 757-200 aircraft, MD-80 engines and MD-80 aircraft improvements from the seat reconfiguration program, with purchases during the same period in 2011 for the cash purchase of two Boeing 757-200 aircraft and other engine and flight equipment purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2012 was $12.7 million, compared to $111.3 million for the same period in 2011. During the six months ended June 30, 2012, we received proceeds of $14.0 million from the issuance of notes payable associated with a loan secured by two Boeing 757-200 aircraft, which was partially offset by the payment on our debt obligations of $3.9 million. During the six months ended June 30, 2011, we received $129.7 million in proceeds from the Term Loan and the issuance of a note payable associated with a loan secured by one Boeing 757-200 aircraft. Cash received from these financing activities during the six months ended June 30, 2011, was offset by $17.8 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these policies during the six months ended June 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at “Item 1 — Unaudited Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, fleet plan, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, the effect of the economic downturn on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, unionization efforts, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 50.3% of our operating expenses for the six months ended June 30, 2012. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2012, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $9.6 million for the three months ended June 30, 2012 and by approximately $19.8 million for the six months ended June 30, 2012. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at June 30, 2012, which totaled $171.0 million in cash and cash equivalents, $201.2 million of short-term investments and $17.9 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2012 would have affected interest income from cash and investment securities by $1.0 million and $2.2 million, respectively.

We had $122.9 million of variable-rate debt as of June 30, 2012 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in the three months ended June 30, 2012 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $33.2 million, including current maturities, of fixed-rate debt as of June 30, 2012. A hypothetical 100 basis point change in market interest rates in the six months ended June 30, 2012 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the quarter ended June 30, 2012. All stock repurchases during the period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee to satisfy income tax withholding requirements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2012	—	$—	None	$44,933,570
May 2012	1,984	63.13	None	44,933,570
June 2012	158	66.10	None	44,933,570
Total	2,142	$63.35	None	$44,933,570

(1)	Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board of Directors under a share repurchase program.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statement of Income for the fiscal periods ended June 30, 2012 and June 30, 2011, (ii) Condensed Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the fiscal periods ended June 30, 2012 and June 30, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2012 and June 30, 2011, and (v) the Notes to the Condensed Consolidated Financial Statements. (3)

(1)(1(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit filed with the Quarterly Report on Form 10-Q filed with the Commission on November 9, 2009.
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

ALLEGIANT TRAVEL COMPANY

Date: August 8, 2012	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer