Form 10-Q
period 2012-09-30
Allegiant Travel CO
filed 2012-11-07
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2012 was 19,289,811.

Allegiant Travel Company

Form 10-Q
September 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements	3

• Condensed Consolidated Balance Sheet as of September 30, 2012 (unaudited) and December 31, 2011	3

• Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4

• Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited)	5

• Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6

• Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6. Exhibits	27

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except for share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)

Current assets:
Cash and cash equivalents	$157,123	$150,740
Restricted cash	14,607	13,986
Short-term investments	199,990	154,779
Accounts receivable, net	16,562	12,866
Expendable parts, supplies and fuel, net of allowance for obsolescence of $695 and $395 at September 30, 2012 and December 31, 2011, respectively	19,422	14,539
Prepaid expenses	24,518	24,861
Deferred income taxes	14	13
Other current assets	3,685	4,577
Total current assets	435,921	376,361
Property and equipment, net	353,515	307,842
Restricted cash, net of current portion	1,500	1,500
Long-term investments	14,834	14,007
Investment in and advances to unconsolidated affiliates, net	4,792	1,980
Deposits and other assets	10,519	5,053
Total assets	$821,081	$706,743

Current liabilities:
Current maturities of long-term debt	$11,583	$7,885
Accounts payable	23,271	16,756
Accrued liabilities	36,045	34,096
Air traffic liability	139,441	118,768
Total current liabilities	210,340	177,505
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	142,086	138,184
Deferred income taxes	44,318	39,550
Total liabilities	396,744	355,239
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,791,412 and 21,573,794 shares issued; 19,282,965 and 19,079,907 shares outstanding, as of September 30, 2012 and December 31, 2011, respectively	22	22
Treasury stock, at cost, 2,508,447 and 2,493,887 shares at September 30, 2012 and December 31, 2011, respectively	(98,678)	(97,835)
Additional paid in capital	195,592	187,013
Accumulated other comprehensive income (loss), net	43	(26)
Retained earnings	326,161	262,330
Total Allegiant Travel Company stockholders' equity	423,140	351,504
Noncontrolling interest	1,197	-
Total equity	424,337	351,504
Total liabilities and stockholders' equity	$821,081	$706,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

OPERATING REVENUE:
Scheduled service revenue	$133,086	$125,545	$446,368	$387,387
Ancillary revenue:
Air-related charges	59,915	44,905	172,537	136,212
Third party products	9,036	7,842	27,940	23,122
Total ancillary revenue	68,951	52,747	200,477	159,334
Fixed fee contract revenue	12,084	9,676	31,530	31,168
Other revenue	2,743	3,532	7,506	7,291
Total operating revenue	216,864	191,500	685,881	585,180

OPERATING EXPENSES:
Aircraft fuel	89,928	84,118	286,557	249,759
Salary and benefits	32,865	29,517	99,362	90,266
Station operations	18,601	17,154	57,702	50,180
Maintenance and repairs	18,311	21,075	54,868	57,422
Sales and marketing	4,190	4,919	15,141	15,576
Aircraft lease rentals	-	303	-	948
Depreciation and amortization	15,704	10,676	40,836	30,722
Other	8,517	7,007	24,488	25,037
Total operating expenses	188,116	174,769	578,954	519,910
OPERATING INCOME	28,748	16,731	106,927	65,270

OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(92)	(78)	(56)	(92)
Interest income	(230)	(338)	(741)	(1,000)
Interest expense	2,255	2,255	6,529	5,286
Total other (income) expense	1,933	1,839	5,732	4,194
INCOME BEFORE INCOME TAXES	26,815	14,892	101,195	61,076
PROVISION FOR INCOME TAXES	9,929	5,406	37,423	22,488
NET INCOME	16,886	9,486	63,772	38,588
Net loss attributable to noncontrolling interest	(59)	-	(59)	-
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$16,945	$9,486	$63,831	$38,588

Earnings per share to common stockholders:
Basic	$0.88	$0.50	$3.32	$2.03
Diluted	$0.87	$0.49	$3.29	$2.01

Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,116	18,940	19,053	18,927
Diluted	19,305	19,128	19,260	19,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$16,886	$9,486	$63,772	$38,588
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	144	(132)	109	(82)
Income tax (benefit) expense related to unrealized income (loss) on available-for-sale securities	(53)	49	(40)	30
Total other comprehensive income (loss)	91	(83)	69	(52)
Total comprehensive income	16,977	9,403	63,841	38,536
Comprehensive loss attributable to noncontrolling interest	(59)	-	(59)	-
Comprehensive income attributable to Allegiant Travel Company	$17,036	$9,403	$63,900	$38,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$63,772	$38,588

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,836	30,722
Loss on aircraft and other equipment disposals	2,159	4,001
Provision for obsolescence of expendable parts, supplies and fuel	300	135
Amortization of deferred financing costs and original issue discount	412	273
Stock-based compensation expense	3,269	3,571
Deferred income taxes	4,767	4,341
Excess tax benefits from stock-based compensation	(1,049)	(225)
Changes in certain assets and liabilities:
Restricted cash	(621)	2,925
Accounts receivable	(3,696)	(1,192)
Expendable parts, supplies and fuel	(5,183)	(1,234)
Prepaid expenses	(7,157)	(3,177)
Other current assets	892	(2,344)
Accounts payable	7,731	13,815
Accrued liabilities	1,686	(6,270)
Air traffic liability	20,673	15,570
Net cash provided by operating activities	128,791	99,499
INVESTING ACTIVITIES:
Purchase of investment securities	(250,627)	(343,212)
Proceeds from maturities of investment securities	204,657	164,094
Purchase of property and equipment, including pre-delivery deposits	(88,842)	(68,966)
Interest during refurbishment of aircraft	(360)	-
Proceeds from sale of property and equipment	565	589
Investment in unconsolidated affiliates, net	(2,812)	(2,071)
Increase in deposits and other assets	2,925	7,060
Net cash used in investing activities	(134,494)	(242,506)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	1,049	225
Proceeds from exercise of stock options and stock-settled SARs	4,527	1,314
Proceeds from the issuance of long-term debt	13,981	139,000
Repurchase of common stock	(843)	(1,800)
Principal payments on long-term debt	(6,478)	(19,350)
Payments for deferred financing costs	-	(2,337)
Payments for sale of ownership interest in subsidiary	(150)	-
Net cash provided by financing activities	12,086	117,052
Net change in cash and cash equivalents	6,383	(25,955)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,740	113,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,123	$87,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$1,256	-
Deposits applied against flight equipment purchase	-	$1,277

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Revenue Recognition:  Scheduled service revenue consists of passenger revenue generated from limited frequency nonstop flights in our route network recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of long-term agreements to provide charter service on a seasonal and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as baggage fees, the use of our website to purchase scheduled service transportation, advance seat assignments and other services.  Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale.  Fees imposed on passengers making changes and cancellations to nonrefundable itineraries are air-related charges deemed independent of the original ticket sale.  Therefore, revenues from change fees and cancellation fees are recognized as they occur.

Ancillary revenue is also generated from the sale of third party products such as hotel rooms, rental cars, ticket attractions and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The amount of revenues attributed to each element of a bundled sale involving air-related charges and third party products in addition to airfare is determined in accordance with accounting standards for revenue arrangements with multiple deliverables. The sale of third party products is recorded net of amounts paid to wholesale providers, travel agent commissions and transaction costs in accordance with revenue reporting accounting standards.

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

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of September 30, 2012, all of the Company’s long-term investments had contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of September 30, 2012				As of December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$21,060	$-	$-	$21,060	$50,559	$-	$-	$50,559
Certificates of deposit	5,856	4	-	5,860	-	-	-	-
Commercial paper	72,158	27	(1)	72,184	63,466	4	(19)	63,451
Municipal debt securities	174,152	5	(5)	174,152	140,249	11	(14)	140,246
Government debt securities	17,015	1	-	17,016	14,008	-	(1)	14,007
Corporate debt securities	45,561	14	(2)	45,573	26,847	2	(9)	26,840
Total	$335,802	$51	$(8)	$335,845	$295,129	$17	$(43)	$295,103

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had no realized losses during the three or nine months ended September 30, 2012 and had minimal realized losses during the three and nine months ended September 30, 2011.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of September 30, 2012	As of December 31, 2011

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$122,662	$123,522
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	13,476	-
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	5,519	6,739
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	4,576	5,814
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	7,436	9,994
Total long-term debt	153,669	146,069
Less current maturities	(11,583)	(7,885)
Long-term debt, net of current maturities	$142,086	$138,184

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

The mandatory prepayment provisions are associated with cash proceeds from the sale of certain assets (which are not reinvested), cash proceeds from the issuance or incurrence of indebtedness for money borrowed in violation of the covenants in the Term Loan, cash proceeds from insurance or condemnation awards (which are not reinvested) and for 25% of the Company’s excess cash flow (as defined in the Term Loan) if the Company’s leverage ratio exceeds 1.5:1 as of the end of any year.  In the event the Company does not reinvest the cash proceeds from the sale of certain assets or from insurance or condemnation awards or if the Company incurs indebtedness in violation of the covenants in the Term Loan, the prepayment will be due within three business days following the date of the event requiring the prepayment.  The prepayment associated with a failure to meet the leverage ratio test would be payable within a specified number of days after the end of the year for the covenant calculation.

In connection with the borrowing under the Term Loan, the Company made early payments in February 2011 of all existing debt obligations secured by its MD-80 aircraft. Proceeds from the Term Loan are also being used for the funding of current and future capital expenditure programs and general corporate purposes.

As of September 30, 2012, management believes the Company was in compliance with all covenants under the Term Loan.

Other

In June 2012, the Company borrowed $14,000 under loan agreements secured by two Boeing 757-200 aircraft purchased in the first half of 2012. The notes payable issued under the loan agreements bear interest at 4.65% per annum and are payable in monthly installments through July 2016.

Note 5 – Leases

The Company leases aircraft and other assets, including office facilities, airport and terminal facilities, and office equipment.  These leases have terms extending through 2025.

In August 2012, the Company entered into operating lease agreements for nine Airbus A319 aircraft with lease term expiration dates ranging from 2020 through 2025.  The Company currently expects delivery of these aircraft to begin in the fourth quarter of 2012. The operating lease agreements contain aircraft return provisions which require the Company to compensate the lessor based on specific time remaining of certain aircraft and engine components between scheduled maintenance events.  These costs of returning aircraft to lessors are accounted for in a manner similar to the accounting for contingent rent.  These costs are recognized over the remaining life of the lease as aircraft hours accumulate, beginning from the time when the Company determines it is probable such costs will be incurred and can generally be estimated.

With the additional obligations under these operating leases, at September 30, 2012, the Company’s total scheduled future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year were as follows:

Operating Leases
2012	$1,468
2013	8,703
2014	8,912
2015	16,387
2016	18,208
Thereafter	94,371
Total	$148,049

In addition, estimated future airport fees under airport use and lease agreements with fixed and remaining non-cancelable terms in excess of one year are: 2012 - $3,009; 2013 - $11,475; 2014 - $10,180;  2015 - $5,090; and thereafter – none.

Note 6 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. No share repurchases were made under the program during the three or nine months ended September 30, 2012 or during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493. As of September 30, 2012, the Company had $44,934 in unused stock repurchase authority remaining under the Board approved program.

Note 7 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is established in accounting standards which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, corporate debt securities, and government debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

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

Assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$21,060	$21,060	$-	$-
Commercial paper	320	-	320	-
Municipal debt securities	99,641	-	99,641	-
Total cash equivalents	121,021	21,060	99,961	-

Short-term investments
Certificates of deposit	5,860	-	5,860	-
Commercial paper	71,864	-	71,864	-
Municipal debt securities	64,684	-	64,684	-
Corporate debt securities	45,573	-	45,573	-
Government debt securities	12,009	-	12,009	-
Total short-term investments	199,990	-	199,990	-
Long-term investments
Municipal debt securities	9,827	-	9,827	-
Government debt securities	5,007	-	5,007	-
Total long-term investments	14,834	-	14,834	-

Total investment securities	$335,845	$21,060	$314,785	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$50,559	$50,559	$-	$-
Commercial paper	12,030	-	12,030	-
Municipal debt securities	63,728	-	63,728	-
Total cash equivalents	126,317	50,559	75,758	-

Short-term investments
Commercial paper	51,421	-	51,421	-
Municipal debt securities	76,518	-	76,518	-
Corporate debt securities	26,840	-	26,840	-
Total short-term investments	154,779	-	154,779	-
Long-term investments
Government debt securities	14,007	-	14,007	-
Total long-term investments	14,007	-	14,007	-

Total investment securities	$295,103	$50,559	$244,544	$-

There were no significant transfers between Level 1 and Level 2 assets for the nine month periods ended September 30, 2012 and 2011.

The carrying value for all long-term debt, including current maturities, owed by the Company as of September 30, 2012 and December 31, 2011, approximates fair value. The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's long-term debt was estimated using discounted cash flow assumptions based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

Note 8 — Income Taxes

For the three and nine months ended September 30, 2012, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no significant accrued interest or penalties at September 30, 2012.

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

For the three and nine months ended September 30, 2012 and 2011, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic:
Net income attributable to Allegiant Travel Company	$16,945	$9,486	$63,831	$38,588
Less: Net income allocated to participating securities	(129)	(60)	(481)	(228)
Net income attributable to common stock	$16,816	$9,426	$63,350	$38,360
Net income per share, basic	$0.88	$0.50	$3.32	$2.03

Weighted-average shares outstanding	19,116	18,940	19,053	18,927

Diluted:
Net income attributable to Allegiant Travel Company	$16,945	$9,486	$63,831	$38,588
Less: Net income allocated to participating securities	(128)	(60)	(476)	(226)
Net income attributable to common stock	$16,817	$9,426	$63,355	$38,362
Net income per share, diluted	$0.87	$0.49	$3.29	$2.01

Weighted-average shares outstanding	19,116	18,940	19,053	18,927
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	236	213	237	194
Adjusted weighted-average shares outstanding under treasury stock method	19,352	19,153	19,290	19,121
Participating securities excluded under two-class method	(47)	(25)	(30)	(12)
Adjusted weighted-average shares outstanding under two-class method	19,305	19,128	19,260	19,109

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In November 2011, the Company entered into a purchase agreement to purchase up to 13 MD-80 aircraft and 12 JT8D-219 spare aircraft engines. As of September 30, 2012, the remaining contractual obligations under the purchase agreement were $7,172 to be paid in 2012, upon taking ownership of the remaining aircraft and spare engines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine month periods ended September 30, 2012 and 2011. Also discussed is our financial position as of September 30, 2012 and December 31, 2011. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third quarter 2012 results

During the third quarter of 2012, we achieved a 13.3% operating margin resulting in net income of $16.9 million on operating revenues of $216.9 million. Results were driven by a 14.7% increase in capacity, a 9.4% increase in scheduled service passengers, our unit cost performance for the quarter, with a 6.2% reduction in our operating expense per ASM (“CASM”) from 10.97¢ to 10.29¢, and an increase in our ancillary revenue per passenger to $42.64.  The third quarter is typically our weakest quarter of the year, but these results produced the highest third quarter earnings per share in our company’s history.

Our average fuel cost per gallon of $3.11 was down slightly from $3.14 in the second quarter of 2012 and comparable to our third quarter of 2011 average fuel cost per gallon of $3.12.  Our CASM, excluding fuel, decreased 5.6% from 5.69¢ to 5.37¢, mainly attributable to a 14.7% increase in system capacity which outpaced an 8.3% increase in non-fuel operating expenses.  The lower increase in non-fuel cost performance reflected a 13.1% decrease in maintenance and repairs expense as we had less engine repair expense due to the completion of our 2011 engine overhaul program.

Our total operating revenues in the third quarter 2012 increased $25.3 million or 13.2% over third quarter 2011 due to a 9.4% increase in scheduled service passengers and a 3.6% increase in total average fare.  We grew our ancillary revenue per passenger year-over-year by 19.5% from $35.69 to $42.64, which more than offset a 3.1% decline in our scheduled service average base fare.  The increase was primarily attributable to the implementation of a fee for carry-on bin bags in April 2012.

We grew our average number of aircraft in revenue service by 18.4% from 52.3 aircraft during third quarter 2011 to 61.9 aircraft during third quarter 2012. The increase in average number of aircraft and the combination of increased seats in our MD-80 fleet, utilization of our Boeing 757-200 aircraft with 223 seats and a 2.0% increase in our scheduled service average stage length drove a 15.3% increase in scheduled service ASMs during the quarter.

During the third quarter of 2012, we continued our progress with our MD-80 aircraft seat reconfiguration program. As of September 30, 2012, we had 36 MD-80 aircraft with 166 seats in revenue service.  These additional 16 seats have allowed us to grow capacity without adding incremental aircraft into our operating fleet. Our strategy is to convert each base to 166-seat MD-80 aircraft as soon as possible to optimize the selling effort in that particular base. Currently all of our MD-80 aircraft based on the west coast (Las Vegas, Bellingham, Phoenix-Mesa, Los Angeles and Oakland) have been reconfigured to 166 seats with completion of the reconfiguration of our MD-80 aircraft serving Orlando expected to take place during the fourth quarter of 2012.

In July 2012, we implemented a cash discount to customers paying with debit cards in an effort to offer lower ticket prices and drive higher debit card usage to reduce our transaction costs.  The higher debit card usage contributed to lower transaction processing costs in the third quarter 2012.

Aircraft

Operating Fleet

As of September 30, 2012, our total aircraft in service consisted of 58 MD-80 aircraft and four Boeing 757-200 aircraft, with one of our Boeing 757-200 being placed into service during third quarter 2012.  The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of September 30, 2012			As of December 31, 2011			As of September 30, 2011
	Own (a)(b)	Lease	Total (b)	Own (a)(b)	Lease (c)	Total(b)	Own (a)(b)	Lease	Total(b)

MD82/83/88s	56	-	56	52	2	54	48	2	50
MD87s (d)	2	-	2	2	-	2	2	-	2
B757-200	4	-	4	1	-	1	1	-	1
Total	62	-	62	55	2	57	51	2	53

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated.

(b)	Includes MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: September 30, 2012 – 36; December 31, 2011 – seven; September 30, 2011 – one.

(c(c((c)	In December 2011, we exercised purchase options on two MD-80 aircraft and took ownership of these aircraft in January 2012.

(d)	Used almost exclusively for fixed fee flying.

Boeing 757-200 Aircraft

As of September 30, 2012, we owned six Boeing 757-200 aircraft, of which four were in revenue service and two were leased out to third parties on a short-term basis. We expect the remaining two aircraft currently leased out to be returned off lease during the fourth quarter of 2012 and added to revenue service by the first quarter of 2013.

Network

At September 30, 2012, we offered scheduled service on 176 routes primarily into our six major leisure destinations. We now serve 78 cities in 40 states (including small cities and destinations) through our route network. The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011

Leisure destinations	12	11	11
Small cities served	66	65	61
Total cities served	78	76	72
Total routes	176	171	159

Trends and Uncertainties

Our scheduled service base fare decreased year-over-year in both the second and third quarters of 2012 as we added significant capacity in both quarters.  Our ancillary revenue performance has allowed us to offset current softness in the base fare environment and increase total fare levels.  Our total average fare increased year-over-year by 3.4% to $128.98 for the nine months ended September 30, 2012.  In the third quarter of 2012, we achieved our 11th consecutive quarter of year-over-year increases in total average fare.  We grew ancillary revenue to our quarterly record of $42.64 per passenger during third quarter 2012, driven by the introduction of a charge for carry-on bin bags and with growth in other ancillary offerings such as the sale of third party products.  If base fares continue to languish, we hope to maintain total fare levels with strong performance from existing ancillary products and with the introduction of new products in the future.

In July 2012, we announced our intention to acquire 19 Airbus A319 aircraft with 156 seats each.  In August 2012, we signed eight-year leases for nine of these aircraft with expected deliveries between the fourth quarter of 2012 and the second quarter of 2015.  We are in the process of negotiating a definitive agreement to purchase the other 10 A319 aircraft.  We believe the introduction of the A319 aircraft into our operating fleet will support our future growth opportunities and is a continuation of our existing business model.  We believe the environment to acquire the Airbus 319 aircraft presents similar opportunities as we experienced when we began adding MD-80 aircraft to our fleet many years ago as other carriers are seeking to replace existing A319 aircraft with newer technology aircraft.  We believe the additional cost of ownership of these aircraft will be more than offset by cost savings from fuel efficiency and reduction in maintenance costs when compared to our MD-80 aircraft.

We continue to expand our route network and extend our national footprint with the focus on serving residents of small cities and exploring new opportunities.  Our national footprint is well balanced and is not dependent on any one particular market or geographic region.  We currently provide service on two routes to Honolulu, and we have announced commencement of service on eight other routes to Hawaii (one of which is to Maui) to begin in November 2012 and February 2013. We have also announced the commencement of service on 15 other routes within the continental U.S. to begin in fourth quarter 2012 and first quarter 2013.  Based on our current published schedule through April 15, 2013, we expect to operate 199 routes into our leisure destinations, including service from 76 small cities.

Oil prices stabilized during the third quarter of 2012.  Our system average cost per gallon of $3.18 for the nine months ended September 30, 2012 is up 3.6% year-over-year and up 6.7% compared to the full year system average cost per gallon of 2008, when crude oil prices reached peak levels.  However, our fuel cost per ASM declined in the third quarter 2012 as the higher capacity Boeing 757-200 and additional seats from our MD-80 seat reconfiguration program have provided us additional capacity over which to spread our fuel costs.  For the three months ended September 30, 2012, compared to the same period in the prior year, our ASMs per gallon of fuel increased 7.1%, as a result of the additional capacity from these seats.  As we introduce the A319 aircraft into revenue service in 2013 and after, we expect further increases in our ASMs per gallon of fuel as a result of fuel efficiency of this aircraft type.

We continue to make progress on our automation projects including the upgrade of our current system platform and the transfer to our new website. We are currently utilizing our new website for a portion of our website traffic and expect to fully integrate all our traffic to the website during the fourth quarter 2012. We expect the continued improvement to our website and other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

In August 2012, we received results from the union vote of our pilots who have elected for representation by the International Brotherhood of Teamsters, Airline Division.  We continue to negotiate with the TWU for an agreement with our flight attendants.  If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our future results.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended September 30,
	2012	2011

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.5	43.8
Salaries and benefits	15.2	15.4
Station operations	8.6	9.0
Maintenance and repairs	8.4	11.0
Sales and marketing	1.9	2.6
Aircraft lease rentals	-	0.2
Depreciation and amortization	7.2	5.6
Other	3.9	3.7
Total operating expenses	86.7%	91.3%
Operating margin	13.3%	8.7%

Operating Revenue

Our operating revenue increased 13.2% to $216.9 million for the three months ended September 30, 2012, up from $191.5 million for the same period of 2011 primarily due to a 30.7% increase in ancillary revenue and a 6.0% increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by a 9.4% increase in scheduled service passengers and a 3.6% increase in our total average fare from $120.63 to $124.94.

Scheduled service revenue. Scheduled service revenue increased 6.0% to $133.1 million for the three months ended September 30, 2012, up from $125.5 million in the same period of 2011. The increase was primarily driven by a 9.4% increase in the number of scheduled service passengers, offset by a 3.1% reduction in the scheduled service average base fare for the three months ended September 30, 2012, compared to the same period of 2011. Passenger growth was driven by a 5.1% increase in the average number of passengers per departure and a 4.5% increase in the number of scheduled service departures.  The increase in average number of passengers per departure was attributable to a 7.3% increase in average number of scheduled service seats per departure as a result of the additional seats from our Boeing 757-200 aircraft and the MD-80 seat reconfiguration program, offset by a 2.1% decrease in our scheduled service load factor.

Ancillary revenue. Ancillary revenue increased 30.7% to $69.0 million for the three months ended September 30, 2012, up from $52.7 million in the same period of 2011, driven by a 19.5% increase in ancillary revenue per scheduled passenger from $35.69 to $42.64 and a 9.4% increase in scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $6.95 was primarily attributable to increased bag fees from the implementation of a fee for carry-on bags in April 2012.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended September 30,
	2012	2011	% Change
Air-related charges	$37.05	$30.38	22.0%
Third party products	5.59	5.31	5.3%
Total ancillary revenue per scheduled service passenger	$42.64	$35.69	19.5%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended September 30,
(in thousands except night and day amounts)	2012	2011	% Change
Gross ancillary revenue - third party products	$28,311	$27,315	3.6%
Cost of goods sold	(18,475)	(18,395)	0.4%
Transaction costs (a)	(800)	(1,078)	(25.8)%
Ancillary revenue - third party products	$9,036	$7,842	15.2%
As percent of gross ancillary revenue - third party	31.9%	28.7%	3.2	pp
Hotel room nights	163,401	164,593	(0.7)%
Rental car days	183,278	149,450	22.6%

(a) Includes payment expenses and travel agency commissions

During the three months ended September 30, 2012, we generated gross revenue of $28.3 million from third party products, which resulted in net revenue of $9.0 million.  A major contributor to our 15.2% increase in third party products revenue was the sale of rental car days, which grew year-over-year by 22.6% and outpaced our scheduled service passenger growth of 9.4%.

Fixed fee contract revenue. Fixed fee contract revenue increased 24.9% to $12.1 million for the three months ended September 30, 2012, from $9.7 million in the same period of 2011. The increase in fixed fee contract revenue is a result of a 20.0% higher per-block hour rate and a 4.1% increase in total fixed fee block hours flown.  Fixed fee flying during the quarter under our agreement with Caesars Entertainment, Inc. (“Caesars”) and under ad-hoc agreements were at a higher per-block hour rate than in the prior year.  The total number of fixed fee block hours increased primarily due to ad-hoc flying block hours, which was offset by a reduction from our longer term agreements with Caesars and Peppermill Resorts, Inc.  The long-term agreement with Caesars will expire at the end of 2012.

Other revenue. We generated other revenue of $2.7 million for the three months ended September 30, 2012 compared to $3.5 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment. In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short-term basis. In April 2012, one of these leased out aircraft was returned to us. The expected return dates of the remaining two leased out aircraft are in the fourth quarter of 2012.

Operating Expenses

Our operating expenses increased only 7.6% to $188.1 million for the three months ended September 30, 2012 compared to $174.8 million in the same period of 2011 despite a 14.7% increase in system capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended September 30,		Percentage
	2012	2011	Change
Aircraft fuel	$52.07	$53.28	(2.3) %
Salary and benefits	19.03	18.70	1.8
Station operations	10.77	10.87	(0.9)
Maintenance and repairs	10.60	13.35	(20.6)
Sales and marketing	2.43	3.12	(22.1)
Aircraft lease rentals	-	0.19	(100.0)
Depreciation and amortization	9.09	6.76	34.5
Other	4.93	4.44	11.3
Operating expense per passenger	$108.92	$110.71	(1.6)
Operating expense per passenger, excluding fuel	$56.85	$57.43	(1.0)%

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

	Three Months Ended September 30,				Percentage
	2012		2011		Change
Aircraft fuel	4.92	¢	5.28	¢	(6.8)%
Salary and benefits	1.80		1.85		(2.7)
Station operations	1.02		1.08		(5.6)
Maintenance and repairs	1.00		1.32		(24.2)
Sales and marketing	0.23		0.31		(25.8)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.86		0.67		28.4
Other	0.46		0.44		4.5
Operating expense per ASM (CASM)	10.29	¢	10.97	¢	(6.2)%
CASM, excluding fuel	5.37	¢	5.69	¢	(5.6)%

Aircraft fuel expense. Aircraft fuel expense increased $5.8 million, or 6.9%, to $89.9 million for the three months ended September 30, 2012, up from $84.1 million in the same period of 2011. This change was due to a 7.1% increase in gallons consumed from 27.0 million to 28.9 million, as our average fuel cost per gallon remained relatively flat from $3.12 to $3.11. The increase in gallons consumed is attributable to a 4.4% increase in our total system departures and a 1.8% increase in total system average stage length.  On a per passenger basis, our fuel costs decreased 2.3% from $53.28 to $52.07 as the percentage increase in scheduled service passengers outpaced the percentage increase in this line item.

Salary and benefits expense. Salary and benefits expense increased 11.3% to $32.9 million for the three months ended September 30, 2012 up from $29.5 million in the same period of 2011.  The increase is primarily attributable to a 14.9% increase in the number of full-time equivalent employees offset by a 3.1% reduction in salary and benefits expense per full-time equivalent employee. The number of full-time equivalent employees increased from 1,545 at September 30, 2011 to 1,775 at September 30, 2012 to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities.  The decrease in salary and benefits expense per full-time equivalent employee was attributable to lower pilot base pay scale in effect during the quarter.  The pilot base pay scale is variable based on our operating margin which was lower in the prior periods on which the quarter's pilot base pay scale was based.  Additionally, the increase in our full-time equivalent employees was in line with the growth of our aircraft fleet with our full-time equivalent employees per aircraft comparable between periods at 29.2 for the three months ended September 30, 2011 and 28.6 for the three months September 30, 2012.

Station operations expense. Station operations expense increased 8.4% to $18.6 million for the three months ended September 30, 2012 compared to $17.2 million in the same period of 2011, as a result of a 4.4% increase in system departures and a 3.9% increase in station operations expense per departure.  The increase in station operations expense per departure was attributable to increased fees at several airports where we operate.

Maintenance and repairs expense. Maintenance and repairs expense decreased 13.1% to $18.3 million for the three months ended September 30, 2012, compared to $21.1 million in the same period of 2011 despite an 18.4% increase in average number of aircraft and a 14.7% increase in ASMs.  The decrease is primarily attributable to a reduction in engine overhauls, offset by an increase in heavy airframe maintenance events. We experienced $4.2 million more in engine overhaul expenses during the third quarter 2011 as a result of our 2011 engine overhaul program. Throughout 2011, we made a substantial investment to increase the reliability and reduce the overall age of our engine portfolio.  We believe this has contributed significantly to our lower maintenance and repairs expense during the quarter.

Sales and marketing expense. Sales and marketing expense decreased 14.8% to $4.2 million for the three months ended September 30, 2012, compared to $4.9 million for the same period of 2011 despite a 9.4% increase in number of scheduled service passengers.  Sales and marketing expense per passenger declined by 22.1% from $3.12 to $2.43 primarily due to a reduction in payment processing costs per passenger as a result of recently effective debit card legislation and increased debit card usage, along with a reduction in advertising expenses.

Aircraft lease rentals expense. We had no aircraft lease rentals expense for the three months ended September 30, 2012 compared to $0.3 million in the same period of 2011. In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we were operating under operating lease agreements. Subsequent to taking ownership of these two aircraft, we did not have any in-service aircraft under operating leases in 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased to $15.7 million for the three months ended September 30, 2012, from $10.7 million for the same period of 2011. The increase was driven by an 18.4% increase in the average number of operating aircraft, MD-80 seat reconfiguration costs, and the acceleration of depreciation from a change in estimate of useful lives for a limited number of MD-80 aircraft we expect to retire in 2013.  As of September 30, 2012, we owned 62 aircraft in service (including four Boeing 757-200 aircraft and 36 MD-80 aircraft reconfigured to 166 seats) compared to 53 aircraft in service (including one Boeing 757-200 aircraft and one MD-80 aircraft reconfigured to 166 seats) at September 30, 2011.

Other expense. Other expense increased to $8.5 million for the three months ended September 30, 2012 from $7.0 million for the same period of 2011. The increase was primarily driven by a higher loss from the write-down in engine values, along with increased flight operations and other administrative costs associated with our growth during the three months ended September 30, 2012 compared to the same period in the prior year.

Other (Income) Expense

Other (income) expense increased from a $1.8 million net other expense for the three months ended September 30, 2011 to $1.9 million net other expense for the same period in 2012. The increase was primarily due to a reduction in interest income earned on unrestricted cash and investment securities balances for the three months ended September 30, 2012 compared to the same period in 2011.

Income Tax Expense

Our effective income tax rate increased slightly to 37.0% for the three months ended September 30, 2012 compared to 36.3% for the same period of 2011. The increase was attributable to discrete items not experienced in 2011. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine months ended September 30,
	2012	2011

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.8	42.7
Salaries and benefits	14.5	15.4
Station operations	8.4	8.6
Maintenance and repairs	8.0	9.8
Sales and marketing	2.2	2.7
Aircraft lease rentals	-	0.2
Depreciation and amortization	6.0	5.3
Other	3.5	4.3
Total operating expenses	84.4%	89.0%
Operating margin	15.6%	11.0%

Operating Revenue

Our operating revenue increased 17.2% to $685.9 million for the nine months ended September 30, 2012 from $585.2 million for the same period in 2011 primarily due to a 25.8% increase in ancillary revenue and a 15.2% increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by a 14.4% increase in scheduled service passengers and a 3.4% increase in our total average fare from $124.70 to $128.98.

Scheduled service revenue. Scheduled service revenue increased 15.2% to $446.4 million for the nine months ended September 30, 2012, from $387.4 million in the same period of 2011. The increase was primarily driven by a 14.4% increase in scheduled service passengers with a relatively flat scheduled service average base fare. Passenger growth was driven by an 11.1% increase in the number of scheduled service departures as we increased the average number of aircraft in service by 15.7% and by a 2.9% increase in the average number of passengers per departure.  Of our year-over-year departure increase, 41.9% of the increase was on Orlando routes and 15.8% of the increase was on Oakland routes.

Ancillary revenue. Ancillary revenue increased 25.8% to $200.5 million for the nine months ended September 30, 2012, up from $159.3 million in the same period of 2011, driven by a 14.4% increase in scheduled service passengers and a 10.0% increase in ancillary revenue per scheduled passenger from $36.34 to $39.97. The increase in our ancillary revenue per scheduled service passenger of $3.63 was primarily attributable to increased bag fees from the implementation of a fee for carry-on bags in April 2012. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Nine months ended September 30,
	2012	2011	% Change
Air-related charges	$34.40	$31.07	10.7%
Third party products	5.57	5.27	5.7%
Total ancillary revenue per scheduled service passenger	$39.97	$36.34	10.0%

The following table details the calculation of ancillary revenue from third party products:

	Nine months ended September 30,
(in thousands except night and day amounts)	2012	2011	% Change
Gross ancillary revenue - third party products	$94,088	$83,399	12.8%
Cost of goods sold	(62,828)	(56,757)	10.7%
Transaction costs (a)	(3,320)	(3,520)	(5.7)%
Ancillary revenue - third party products	$27,940	$23,122	20.8%
As percent of gross ancillary revenue - third party	29.7%	27.7%	2.0	pp
Hotel room nights	552,572	505,130	9.4%
Rental car days	594,221	463,922	28.1%

(a) Includes payment expenses and travel agency commissions

During the nine months ended September 30, 2012, we generated gross revenue of $94.1 million from the sale of third party products, which resulted in net revenue of $27.9 million. A major contributor to our 20.8% increase in third party products revenue growth was the sale of rental car days, which grew year-over-year by 28.1% and outpaced our scheduled service passenger growth of 14.4%.

Fixed fee contract revenue. Fixed fee contract revenue was relatively flat at $31.5 million for the nine months ended September 30, 2012 compared to $31.2 million in the same period of 2011. The change from the prior year in fixed fee contract revenue was a result of flying under agreements with higher per-block hour rate, which increased 9.3%, offset by a reduction in total fixed fee block hours flown of 7.5%.  We charged a higher per-block hour rate flying under our agreement with Caesars and benefited from a higher per-block hour rate for ad-hoc flying.  The reduction in block hours flown was driven by our decision to reduce the availability of aircraft for ad-hoc flying compared to the prior year. We typically seek out additional ad-hoc flying during periods when aircraft are not utilized for scheduled service flying.

Other revenue. We generated other revenue of $7.5 million for the nine months ended September 30, 2012, compared to $7.3 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment. In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis of which one was returned to us in April 2012. The expected return dates of the remaining aircraft, under their respective leases, are in the fourth quarter of 2012.

Operating Expenses

Our operating expenses increased by 11.4% to $579.0 million for the nine months ended September 30, 2012, compared to $519.9 million in the same period of 2011, despite a 17.1% increase in capacity.  We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	Nine months ended September 30,		Percentage
	2012	2011	Change
Aircraft fuel	$53.86	$53.38	0.9%
Salary and benefits	18.67	19.30	(3.3)
Station operations	10.84	10.72	1.1
Maintenance and repairs	10.31	12.27	(16.0)
Sales and marketing	2.85	3.33	(14.4)
Aircraft lease rentals	-	0.20	(100.0)
Depreciation and amortization	7.67	6.57	16.7
Other	4.61	5.35	(13.8)
Operating expense per passenger	$108.81	$111.12	(2.1)
Operating expense per passenger, excluding fuel	$54.95	$57.74	(4.8)%

The following table presents unit costs, defined as Operating CASM, and Operating CASM, excluding fuel, for the indicated periods:

	Nine Months Ended September 30,				Percentage
	2012		2011		Change
Aircraft fuel	5.11	¢	5.22	¢	(2.1)%
Salary and benefits	1.77		1.89		(6.3)
Station operations	1.03		1.05		(1.9)
Maintenance and repairs	0.98		1.20		(18.3)
Sales and marketing	0.27		0.33		(18.2)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.73		0.64		14.1
Other	0.43		0.51		(15.7)
Operating expense per ASM (CASM)	10.32	¢	10.86	¢	(5.0)%
CASM, excluding fuel	5.21	¢	5.64	¢	(7.6)%

Aircraft fuel expense. Aircraft fuel expense increased $36.8 million or 14.7% to $286.6 million for the nine months ended September 30, 2012, up from $249.8 million in the same period of 2011, primarily driven by a 10.8% increase in gallons consumed from 81.4 million to 90.2 million and a 3.6% increase in the system average cost per gallon from $3.07 to $3.18.  The increase in gallons consumed is attributable to a 9.7% increase in our total system departures and a 1.2% increase in total system average stage length.  On a per passenger basis, our fuel costs remain flat as increases in scheduled service passengers and capacity offset the percentage increase in this line item.

Salary and benefits expense. Salary and benefits expense increased 10.1% to $99.4 million for the nine months ended September 30, 2012 up from $90.3 million in the same period of 2011. Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased 7.7% attributable to a 14.9% increase in the number of full-time equivalent employees offset by a 6.3% reduction in salary and benefits expense per full-time equivalent employee. The number of full-time equivalent employees increased from 1,545 at September 30, 2011 to 1,775 at September 30, 2012 to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities. The decrease in salary and benefits expense per full-time equivalent employee was attributable to a lower pilot base pay scale in effect during the period and the outsourcing of our station operations in Las Vegas in May 2011. The pilot base pay scale is variable based on our operating margin which was lower in the prior periods on which the quarter's pilot base pay scale was based.  Another major contributor to our salary and benefits expense increase was an increase in accrued employee bonus expense as a result of the year-over-year increase in operating income.

Station operations expense. Station operations expense increased 15.0% to $57.7 million for the nine months ended September 30, 2012, compared to $50.2 million in the same period of 2011, as a result of a 9.7% increase in system departures and a 4.8% increase in station operations expense per departure.  The increase in station operations expense per departure was attributable to increased fees at several airports where we operate and the outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense. Maintenance and repairs expense decreased 4.4% to $54.9 for the nine months ended September 30, 2012, compared to $57.4 million in the same period of 2011 despite a 15.7% increase in average number of aircraft in service and a 17.1% increase in ASMs. A reduction in engine overhauls was offset by an increase in the repair of rotable parts and usage of expendable parts associated with our aircraft fleet growth.  We incurred $3.9 million more in engine overhaul expenses during the nine months ended September 30, 2011, as a result of our 2011 engine overhaul program.  Throughout 2011, we made a substantial investment to increase the reliability and reduce the overall age of our engine portfolio.

Sales and marketing expense. Sales and marketing expense decreased 2.8% to $15.1 million for the nine months ended September 30, 2012, compared to $15.6 million for the same period of 2011 despite a 14.4% increase in number of scheduled service passengers.  Sales and marketing expense per passenger declined by 14.5% from $3.33 to $2.85 primarily due to a reduction in payment processing costs per passenger as a result of recently effective debit card legislation and increased debit card usage.

Aircraft lease rentals expense. We had no aircraft lease rentals expense for the nine months ended September 30, 2012 compared to $0.9 million in the same period of 2011. In early January 2012, we took ownership of two MD-80 aircraft for which we exercised purchase options in December 2011 and which we were operating under operating lease agreements.

Depreciation and amortization expense. Depreciation and amortization expense increased to $40.8 million for the nine months ended September 30, 2012, from $30.7 million for the same period of 2011 driven by a 15.7% increase in the average number of operating aircraft and depreciation expense from MD-80 seat reconfiguration costs.  As of September 30, 2012, we owned 62 aircraft in service (including four Boeing 757-200 aircraft and 36 MD-80 aircraft reconfigured to 166 seats) compared to 53 aircraft in service (including one Boeing 757-200 aircraft and one MD-80 aircraft reconfigured to 166 seats) at September 30, 2011.

Other expense. Other expense decreased 2.2% to $24.5 million for the nine months ended September 30, 2012 compared to $25.0 million in the same period of 2011.  During the nine months ended September 30, 2011 we had a higher write-down of engine values in our consignment program and we incurred losses in the second quarter of 2011 from one MD-87 aircraft we permanently grounded and the disposal of one engine.  The change in other expense resulted in a slight decrease as this lower loss on aircraft and other equipment disposals was offset by increased flight operations and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased from a $4.2 million net other expense for the nine months ended September 30, 2011 to a $5.7 million net other expense for the same period in 2012. The increase was due primarily to a $1.2 million increase in interest expense for the nine months ended September 30, 2012 associated with our $125.0 million term loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate increased slightly to 37.0% for the nine months ended September 30, 2012 compared to 36.8% for the same period of 2011. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Percent
	2012	2011	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,727,117	1,578,645	9.4
Revenue passenger miles (RPMs) (thousands)	1,598,861	1,425,002	12.2
Available seat miles (ASMs) (thousands)	1,828,576	1,593,766	14.7
Load factor	87.4%	89.4%	(2.0)
Operating revenue per ASM (RASM)** (cents)	11.86	12.02	(1.3)
Operating expense per ASM (CASM) (cents)	10.29	10.97	(6.2)
Fuel expense per ASM (cents)	4.92	5.28	(6.8)
Operating CASM, excluding fuel (cents)	5.37	5.69	(5.6)
Operating expense per passenger	$108.92	$110.71	(1.6)
Fuel expense per passenger	$52.07	$53.28	(2.3)
Operating expense per passenger, excluding fuel	$56.85	$57.43	(1.0)
ASMs per gallon of fuel	63.3	59.1	7.1
Departures	13,080	12,527	4.4
Block hours	29,644	28,050	5.7
Average stage length (miles)	860	845	1.8
Average number of operating aircraft during period	61.9	52.3	18.4
Average block hours per aircraft per day	5.2	5.8	(10.3)
Full-time equivalent employees at end of period	1,775	1,545	14.9
Fuel gallons consumed (thousands)	28,881	26,973	7.1
Average fuel cost per gallon	$3.11	$3.12	(0.3)

Scheduled service statistics:
Passengers	1,617,031	1,478,046	9.4
Revenue passenger miles (RPMs) (thousands)	1,519,124	1,347,896	12.7
Available seat miles (ASMs) (thousands)	1,686,230	1,462,636	15.3
Load factor	90.1%	92.2%	(2.1)
Departures	11,320	10,834	4.5
Average passengers per departure	143	136	5.1
Scheduled service seats per departure	161.9	150.9	7.3
Block hours	26,781	25,306	5.8
Yield (cents)	8.76	9.31	(5.9)
Scheduled service revenue per ASM (PRASM) (cents)	7.89	8.58	(8.0)
Total ancillary revenue per ASM** (cents)	4.09	3.61	13.3
Total scheduled service revenue per ASM (TRASM)** (cents)	11.98	12.19	(1.7)
Average fare — scheduled service	$82.30	$84.94	(3.1)
Average fare — ancillary air-related charges	$37.05	$30.38	22.0
Average fare — ancillary third party products	$5.59	$5.31	5.3
Average fare — total	$124.94	$120.63	3.6
Average stage length (miles)	910	892	2.0
Fuel gallons consumed (thousands)	26,343	24,435	7.8
Average fuel cost per gallon	$3.31	$3.32	(0.3)
Percent of sales through website during period	90.6%	88.2%	2.4

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine months ended September 30,		Percent
	2012	2011	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	5,320,823	4,678,885	13.7
Revenue passenger miles (RPMs) (thousands)	4,935,215	4,276,723	15.4
Available seat miles (ASMs) (thousands)	5,607,485	4,788,323	17.1
Load factor	88.0%	89.3%	(1.3)
Operating revenue per ASM (RASM)** (cents)	12.23	12.22	0.1
Operating expense per ASM (CASM) (cents)	10.32	10.86	(5.0)
Fuel expense per ASM (cents)	5.11	5.22	(2.1)
Operating CASM, excluding fuel (cents)	5.21	5.64	(7.6)
Operating expense per passenger	$108.81	$111.12	(2.1)
Fuel expense per passenger	$53.86	$53.38	0.9
Operating expense per passenger, excluding fuel	$54.95	$57.74	(4.8)
ASMs per gallon of fuel	62.2	58.8	5.8
Departures	40,813	37,194	9.7
Block hours	94,387	85,694	10.1
Average stage length (miles)	869	859	1.2
Average number of operating aircraft during period	59.6	51.5	15.7
Average block hours per aircraft per day	5.8	6.1	(4.9)
Full-time equivalent employees at end of period	1,775	1,545	14.9
Fuel gallons consumed (thousands)	90,170	81,386	10.8
Average fuel cost per gallon	$3.18	$3.07	3.6

Scheduled service statistics:
Passengers	5,015,066	4,384,370	14.4
Revenue passenger miles (RPMs) (thousands)	4,708,257	4,031,758	16.8
Available seat miles (ASMs) (thousands)	5,206,489	4,366,323	19.2
Load factor	90.4%	92.3%	(1.9)
Departures	35,803	32,226	11.1
Average passengers per departure	140	136	2.9
Scheduled service seats per departure	158.0	150.3	5.1
Block hours	86,145	77,019	11.8
Yield (cents)	9.48	9.61	(1.4)
Scheduled service revenue per ASM (PRASM) (cents)	8.57	8.87	(3.4)
Total ancillary revenue per ASM** (cents)	3.85	3.65	5.5
Total scheduled service revenue per ASM (TRASM)** (cents)	12.42	12.52	(0.8)
Average fare — scheduled service	$89.01	$88.36	0.7
Average fare — ancillary air-related charges	$34.40	$31.07	10.7
Average fare — ancillary third party products	$5.57	$5.27	5.7
Average fare — total	$128.98	$124.70	3.4
Average stage length (miles)	914	901	1.4
Fuel gallons consumed (thousands)	82,889	73,483	12.8
Average fuel cost per gallon	$3.37	$3.30	2.1
Percent of sales through website during period	89.8%	88.6%	1.2

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $335.0 million at December 31, 2011 to $388.1 million at September 30, 2012. Restricted cash represents credit card deposits, cash collateral against notes payable, escrowed funds under our fixed fee flying contracts and cash collateral against letters of credit required by hotel partners for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

During the third quarter of 2012, our primary source of funds was cash generated by our operations. Our operating cash flows along with the proceeds of $125.0 million senior secured term loan facility in 2011 (“Term Loan”) have allowed us to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations.  In August 2012, we entered into operating lease agreements for nine Airbus A319 aircraft with lease terms extending through 2023.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations.  As we have done in the past, we consider raising funds through debt financing on acceptable terms from time to time.

Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2012, our operating activities provided $128.8 million of cash compared to $99.5 million during the same period of 2011 as net income increased by $25.2 million during the 2012 period.  The cash flows provided by operations for the period in 2012 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  In addition, as non-cash items such as depreciation and amortization expense reduce our net income without requiring current cash expenditure, the $10.1 million increase in that item from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 also contributed to the increased cash flow from operations.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2012 was $134.5 million compared to $242.5 million of cash used in investing activities in the same period of 2011. During the nine months ended September 30, 2012, our primary use of cash was for the purchase of investment securities, net of maturities and sales, of $46.0 million, and the purchase of property and equipment of $88.8 million. Purchases of property and equipment during the nine months ended September 30, 2012 were primarily for the cash purchase of two Boeing 757-200 aircraft, deposits on ten A319 aircraft for which we have announced acquisition and MD-80 aircraft improvements from the seat reconfiguration program.  During the nine months ended September 30, 2011, our primary use of cash was for the purchase of investment securities (which was $179.1 million net of maturities and sales) and the purchase of property and equipment of $69.0 million.  Purchases of property and equipment during the nine months ended September 30, 2011 were primarily for the cash purchase of two Boeing 757-200 aircraft, MD-80 engines and other flight equipment purchases.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was $12.1 million, compared to $117.1 million for the same period in 2011. During the nine months ended September 30, 2012, we received proceeds of $14.0 million from the issuance of notes payable associated with a loan secured by two Boeing 757-200 aircraft, which was partially offset by payments of $6.5 million on our debt obligations.  During the nine months ended September 30, 2011, we received $136.7 million, net of deferred financing costs, from the Term Loan and the issuance of notes payable associated with two loans secured by Boeing 757-200 aircraft.  Cash received from these financing activities was offset by $19.4 million of principal debt payments, with the majority of this amount attributable to early payment on existing debt obligations secured by MD-80 aircraft.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of September 30, 2012 and the periods in which payments are due (in thousands):

	Total	Oct 1-Dec 31, 2012	2013-2014	2015-2016	2017 and Thereafter
Long-term debt obligations (1)	$186,464	$4,577	$38,398	$23,983	$119,506
Operating lease obligations (2)	148,049	1,468	17,615	34,595	94,371
Aircraft purchase obligations (3)	7,172	7,172	-	-	-
Airport fees under use and lease agreements (4)	29,754	3,009	21,655	5,090	-
Total future payments under contractual obligations	$371,439	$16,226	$77,668	$63,668	$213,877

(1)	Long-term debt obligations include scheduled interest payments.
(2)
Operating lease obligations include aircraft operating leases, obligations for the lease and use of gate space and areas surrounding gates and operating support areas in airport terminals under use and lease agreements, and leases of office, warehouse and other space.

(3)	Aircraft purchase obligations under existing aircraft purchase agreements.
(4)	Obligations for common and joint use space in the airport terminal facilities under use and lease agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change to these policies during the nine months ended September 30, 2012.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of the economic downturn on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, our planned introduction of an additional aircraft type, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 49.5% of our operating expenses for the nine months ended September 30, 2012. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2012, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $8.9 million for the three months ended September 30, 2012 and by approximately $28.9 million for the nine months ended September 30, 2012. We have not hedged fuel price risk in recent years.

 Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at September 30, 2012, which totaled $157.1 million in cash and cash equivalents, $200.0 million of short-term investments and $14.8 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2012 would have affected interest income from cash and investment securities by $1.0 million and $3.1 million, respectively.

We had $122.7 million, including current maturities, of variable-rate debt as of September 30, 2012 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in the three months ended September 30, 2012 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $31.0 million, including current maturities, of fixed-rate debt as of September 30, 2012. A hypothetical 100 basis point change in market interest rates in the nine months ended September 30, 2012 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K filed on February 27, 2012 other than as set forth below:

The addition of a new aircraft type could increase our costs and increase the complexity of our operations.

In July 2012, we announced we would be acquiring 19 Airbus A319 aircraft.   The addition of a third aircraft type will increase our costs and increase the complexity of our operations with crews, flight schedules, parts provisioning and maintenance and repair.

We expect to add the first of these aircraft to our operating fleet in the first half of 2013, subject to receipt of regulatory approval. There is no assurance that we will be able to secure such authority on a timely basis to allow us to begin service with our A319 aircraft when planned.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the quarter ended September 30, 2012. All stock repurchases during the period were made from employees who received stock-settled stock appreciation rights (“SAR”) grants. All stock repurchases were made at the election of each employee to satisfy income tax withholding requirements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	—	$—	None	$44,933,570
August 2012	3,925	67.91	None	44,933,570
September 2012	—	—	None	44,933,570
Total	3,925	$67.91	None	$44,933,570

(1)	Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board of Directors under a share repurchase program.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 7, 2012, formatted in XBRL includes: (i) Condensed Consolidated Statement of Income for the fiscal periods ended September 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Balance Sheet at September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Comprehensive Income for the fiscal periods ended September 30, 2012 and September 30, 2011, (iv) Condensed Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2012 and September 30, 2011, and (v) the Notes to the Condensed Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: November 7, 2012	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer