Form 10-K
period 2012-12-31
Allegiant Travel CO
filed 2013-02-26
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2012, was approximately $1,050,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

The number of shares of the registrant’s Common Stock outstanding as of the close of business on February 1, 2013 was 19,336,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 4, 2013, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 59

 ALLEGIANT TRAVEL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Item		Page
PART I
1	Business	1
1A	Risk Factors	8
1B	Unresolved Staff Comments	14
2	Properties	14
3	Legal Proceedings	16
4	Mine Safety Disclosures	16
PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	16
6	Selected Financial Data	18
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
7A	Quantitative and Qualitative Disclosures about Market Risk	34
8	Financial Statements and Supplementary Data	35
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A	Controls and Procedures	57
9B	Other Information	57
PART III
10	Directors, Executive Officers, and Corporate Governance	58
11	Executive Compensation	58
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
13	Certain Relationships and Related Transactions, and Director Independence	58
14	Principal Accountant’s Fees and Services	58
PART IV
15	Exhibits and Financial Statement Schedules	59
	Signatures	61

i

PART I
Item 1.  Business

Overview

We are a leisure travel company focused on providing travel services and products to residents of small, underserved cities in the United States.  We were founded in 1997 and in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada.  Our unique business model provides diversified revenue streams from various travel service and product offerings which distinguish us from other travel companies.  We operate a low-cost passenger airline marketed primarily to leisure travelers in small cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products.  In addition, we provide air transportation under fixed fee flying arrangements.  Our developed route network, pricing philosophy, advertising and product offerings built around relationships with premier leisure companies are all intended to appeal to leisure travelers and make it attractive for them to purchase travel services and products from us.

A brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited frequency nonstop flights predominantly between small city markets and popular leisure destinations. As of February 1, 2013, our operating fleet consisted of 58 MD-80 aircraft and six Boeing 757-200 aircraft providing service on 191 routes to 85 cities including 13 leisure destinations and 72 small cities and including cities served seasonally.

Air-related travel services and products.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers.  These optional air-related services and products include baggage fees, advance seat assignment, our own travel protection product, change fees, use of our call center for purchases, priority boarding, food and beverage purchases on board and other air-related services.

Third party travel products.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show tickets) bundled with the purchase of our air transportation.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a seasonal and ad-hoc basis.

Our principal executive offices are located at 8360 South Durango Drive, Las Vegas, Nevada 89113. Our telephone number is (702) 851-7300. Our website address is http://www.allegiant.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Unique Business Model

We have developed a unique business model that focuses on leisure travelers in small cities.  The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industry.  Our focus on the leisure customer allows us to eliminate the costly complexity which others in our industry are burdened with in their goal to be all things to all customers.

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

We have established a route network with a national footprint, providing service on 191 routes predominantly between 72 small cities and 13 leisure destinations, and serving 37 states as of February 1, 2013.  In most of these cities, we provide service to more than one of our leisure destinations. We currently provide service to the popular leisure destinations of Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa Bay/St. Petersburg, Florida, Los Angeles, California, Ft. Lauderdale, Florida, San Francisco Bay Area, California, Punta Gorda, Florida, Honolulu, Hawaii, Maui, Hawaii and San Diego, California.  We currently provide service on a seasonal basis to Palm Springs, California and Myrtle Beach, South Carolina.  The geographic diversity of our route network protects us from regional variations in the economy and helps to insulate us from competitive actions as it would be difficult for a competitor to materially impact our business by targeting one city or region.  Our widespread route network also contributes to the continued growth in our customer base.

As we have developed our unique business model, our ancillary offerings, including the sale of third party products and services, have been a significant source of our total operating revenue growth.  We have increased ancillary revenue per passenger from $5.87 in 2004 to $41.20 in 2012.  We own and manage our own distribution platform which gives us the ability to modify or upgrade our software applications to enhance product offerings based on specific needs without being dependent on non-customized product upgrades from outside suppliers.  We believe the control of our automation systems has allowed us to be innovators in the industry in providing our customers with a variety of different travel services and products.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Leisure customers in small cities

We believe small cities represent a large market, especially for leisure travel.  Prior to our initiation of service, travelers from the small city markets we serve had limited desirable options to reach leisure destinations as existing carriers are generally focused on having business customers connect into their hubs.  These limited options provide us with significant growth opportunities in these small city markets.  We believe our nonstop service, along with our low prices and leisure company relationships, make it attractive for leisure travelers to purchase our travel services and products.  The size of these markets and our focus on the leisure customer allow us to adequately serve our markets with less frequency and to vary our air transportation capacity to match seasonal demand patterns.

 By focusing on small cities, we believe we avoid the intense competition in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service.  Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand as there is typically a substantial increase in traffic after we began service on new routes. We believe our market strategy has had the benefit of not appearing hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, or traditional low cost carriers (“LCCs”), which have tended to focus more on larger markets than the small city markets we serve.

Capacity management

We aggressively manage seat capacity to match leisure demand patterns to our leisure destinations.  The management of our seat capacity includes increasing utilization of our aircraft during periods of high leisure demand and decreasing utilization in low leisure demand periods.  During 2012, our system average block hours per aircraft per day, was 5.7 for the full year.  During our peak demand period in March we averaged 7.6 system block hours per aircraft per day while in September, one of our lowest months for demand, we averaged 4.2 system block hours per aircraft per day.  Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak travel periods throughout the year.  For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA to visit during winter months.  Therefore, we have a seasonal adjustment to the frequency of our Bellingham-Palm Springs route from two flights per week during a period of low demand in the summer to six flights per week during a period of high demand in the winter.  With our ability to generate strong ancillary revenue and the ability to spread out our costs over a larger number of passengers, we price our fares and actively manage our capacity to target a 90% load factor which has allowed us to operate profitably throughout periods of high fuel prices and economic recessions.  Our low cost aircraft facilitates our ability to adjust service levels quickly and maintain profitability during difficult economic times.

Low cost structure

We believe our low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile (“ASM”) or operating CASM was 10.37¢ and 10.90¢ in 2012 and 2011, respectively. Excluding the cost of fuel, our operating CASM was 5.32¢ for 2012 and 5.70¢ for 2011.  We continue to focus on low operating costs through the following:

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

Low aircraft ownership costs.  We believe we properly balance low aircraft ownership costs and operating costs to minimize our total costs.  As of February 1, 2013, our operating fleet consists of 58 MD-80 series aircraft and six Boeing 757-200 aircraft.  MD-80 aircraft have been substantially less expensive to acquire than newer narrow body aircraft and have been highly reliable aircraft.  Our Boeing 757-200 aircraft allow us to serve longer haul routes which could not be reached with the MD-80 aircraft, while maintaining low aircraft ownership costs consistent with our business model.  During 2012, we announced contracts under which we will add used Airbus equipment to our fleet.  As of February 1, 2013, we have contracted to purchase seven A320 aircraft (with two additional aircraft expected to be under contract in the near future) and entered into operating lease agreements to lease nine A319 aircraft.  We expect to begin the introduction of these Airbus aircraft into revenue service during the first half of 2013.  We believe the current environment to acquire these aircraft is similar to the used aircraft market we experienced when we began adding MD-80 aircraft to our fleet.  We believe low used aircraft prices are driven by pressures from world economic conditions on used aircraft values for single aisle equipment, overproduction and a move by other carriers in the next few years to the new engine option (“NEO”) of the A320 family.  We believe these Airbus aircraft will allow for low aircraft ownership costs consistent with our business model.

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

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels and, as such, avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and the traditional global distribution systems (“GDS”) (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 90.1% of our scheduled service revenue during 2012. We believe our percentage of website sales is among the highest in the U.S. airline industry. Further, we are 100% ticketless, which saves printing, postage, and back-office processing expenses.

Small city market airports.  Our business model focuses on residents of small cities in the United States.  Typically the airports in these small cities have lower operating costs than those of our major leisure destinations.  These lower costs are driven by less expensive passenger facilities, landing and ground service charges.  In addition to inexpensive airport costs, many of our small cities provide for marketing support which results in lower marketing costs.

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

Our third party product offerings allow our customers the opportunity to purchase hotels, rental cars, show tickets, night club packages and other attractions packaged with air travel.  Our third party offerings are available to customers based on our agreements with various premier travel and leisure companies.  For example, we have contracts with Caesars Entertainment Inc. and MGM MIRAGE, among others, that allow us to provide hotel rooms in packages sold to our customers.  We offer hotel rooms in packages at more than 450 properties throughout our entire network.  In addition, we have an exclusive agreement with one national rental car operator for the sale of rental cars packaged with air travel at most of our leisure destinations.  Pricing of attractions, shows and tours are based on a net-pricing model. The pricing of each product can be adjusted market to market based on customer demand.

During 2012, we continued our effort to upgrade our IT hardware infrastructure and distribution platform to allow for more selling flexibility, offer a more customer centric buying experience and further develop our hotel packaging and ancillary product offerings.  In addition, an increased percentage of web traffic today is from mobile applications.  Mobile applications extend our selling window to customers and we believe this will provide additional opportunities for ancillary sales during the check-in process, onboard sales from our mobile flight attendant application and in-market ancillary sales through third party product mobile sales.  We expect continued automation developments including customer relationship management, pricing enhancements for our existing products and the ability to offer standalone hotel and other third party product offerings.

We aim to continue increasing ancillary revenue by further unbundling our air travel product, and with our automation advancements, specifically enable third party product growth.

Closed distribution

Since approximately 90.1% of our scheduled service revenue was purchased directly through our website in 2012, we are able to establish direct relationships with our customers by utilizing their email addresses in our database. This information provides us multiple cost effective opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they have completed their travel. In addition, we market products and services to our customers during the flight. We believe the breadth of options we can offer them allows us to provide a “one-stop” shopping solution to enhance their travel experience.

Strong financial position

As of December 31, 2012, we had $352.7 million of unrestricted cash, cash equivalents and investment securities, total debt of $150.9 million and a debt to total capitalization ratio of 27.4%.  The majority of our debt is from the $125.0 million borrowed in March 2011 under a senior secured term loan facility (“Term Loan”).  Our ability to generate operating cash flows with our capital structure has allowed us to grow profitably with generation of net income in ten consecutive years.  We believe we have more than adequate resources, with our current liquidity position and future financing opportunities, to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations.

Marketing and Distribution

Our website is our primary distribution method, which provided 90.1% of scheduled service air transportation bookings for 2012.  We also sell through our call center or at our airport ticket counters.  This distribution mix creates significant cost savings for us and enables us to continue to build loyalty with our customers through increased interaction with them.

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

We continue to make progress on our automation projects including the upgrade of our current distribution platform.  We have fully integrated all internet traffic to our new booking engine.  We expect the continued improvement to our new website and other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

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

Our small city strategy has reduced the intensity of competition we might otherwise face.  As of February 1, 2013, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport and one of three domestic scheduled carriers operating out of Phoenix-Mesa Gateway Airport and the St. Petersburg-Clearwater International Airport.  Although few domestic scheduled carriers operate in these three airports, virtually all U.S. airlines serve the nearby major airports serving Orlando, Phoenix and Tampa.  In addition, virtually all U.S. airlines serve Las Vegas, Los Angeles, Ft. Lauderdale and Honolulu so we could face greater competition on our routes to those destinations in the future.

As of February 1, 2013, we face mainline competition on only 18 of our 191 routes.  During 2012, the entrance into Hawaii and the addition of service to a number of new small cities increased the amount of routes on which we face mainline competition.  We compete with Southwest on seven routes, three routes into Las Vegas, two routes into Phoenix and two routes into Orlando (one served by Airtran).  We compete with Frontier on three routes into Orlando and with US Airways on three routes into Phoenix.  The introduction of our Hawaii service has resulted in new competition with Alaska Airlines and Hawaiian.  We compete with Alaska Airlines on two routes into Hawaii (Honolulu and Maui) and on one route into Las Vegas.  We compete with Hawaiian on two routes into Honolulu.  We also compete on one route with Spirit (Plattsburgh-Ft. Lauderdale), one route with Sun Country Airlines (Lansing-Orlando) and one route with United Airlines (Wichita-Los Angeles).  In addition, we compete with smaller regional jet aircraft on our Fresno to Las Vegas route (United Express) and on our Medford to Los Angeles route (Horizon Air).

Indirectly, we compete with Southwest/Airtran, US Airways, Delta and other carriers that provide nonstop service to our leisure destinations from airports near our small city markets. For example, we fly from Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas, Los Angeles, Phoenix and San Francisco on various other carriers. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Delta, although all of these legacy carriers currently utilize regional aircraft to access their hubs and mainline jets to access Las Vegas. Legacy carriers offering these segments with connecting flights and use of regional aircraft tend to charge higher and restrictive fares. In addition, these alternatives to our direct flight service have a much longer elapsed time of travel.

We also face indirect competition from automobile travel in our short-haul flights, primarily to our Florida leisure destinations. We believe our low cost pricing model and the convenience of air transportation help us compete favorably against automobile travel.

In our fixed fee operations, we compete with the aircraft of other scheduled airlines as well as with independent passenger charter airlines.  We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service and reputation.

Aircraft Fuel

Fuel is our largest operating expense. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We do not currently use financial derivative products to hedge our exposure to jet fuel price volatility.

In an effort to reduce our fuel costs, we have a wholly-owned subsidiary which entered into a limited liability company operating agreement with an affiliate of Orlando Sanford International Airport to engage in contract fueling transactions for the provision of aviation fuel to airline users at that airport. In addition, we have invested in fuel storage units and fuel transportation facilities involved in the fuel distribution process. By reason of these activities, we could potentially incur material liabilities, including possible environmental liabilities, to which we would not otherwise be subject.

Employees

As of December 31, 2012, we employed 1,693 full-time and 245 part-time employees, which we consider to be 1,821 full-time equivalent employees.  Full-time equivalent employees consisted of 350 pilots, 507 flight attendants, 122 airport operations personnel, 196 mechanics, 130 reservation agents, and 516 management and other personnel.

Salaries and benefits expense represented approximately 17% of total operating expenses during each of 2012 and 2011.  We have three employee groups which have voted for union representation, which consist of 47% of our total employees.  We are in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups.

Our relations with these labor organizations are governed by the Railway Labor Act (RLA).  Under this act, if direct negotiations do not result in an agreement, either party may request the National Mediation Board (NMB) to appoint a federal mediator.  If no agreement is reached in these mediated discussions, the NMB may offer binding arbitration to the parties. If either party rejects binding arbitration, a “cooling off” period begins. At the end of this “cooling-off” period, the parties may engage in self-help, which among other events, could result in a strike from employees or for us to hire new employees to replace any striking workers.  The table below identifies the status of these initial collective bargaining agreements:

Employee Group	Representative	Status of Agreement

Pilots	International Brotherhood of Teamsters, Airline Division	Elected representation in August 2012. In negotiation.
Flight Attendants	Transport Workers Union	Elected representation in December 2010. In mediation phase of the negotiation process.
Flight Dispatchers	International Brotherhood of Teamsters, Airline Division	Elected representation in December 2012.

In addition to the potential demands the unionization of these employee groups could have on our operating expenses, if we are unable to reach a labor agreement with these employee groups, we may be subject to work interruptions or stoppages.  We have never previously experienced any work interruptions or stoppages from our nonunionized employee groups or from these employee groups which have voted for union representation.

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

Government Regulation

We are subject to federal, state and local laws affecting the airline industry and to extensive regulation by the DOT, the FAA and other governmental agencies.

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

We hold DOT certificates of public convenience and necessity authorizing us to engage in (i) scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries), and (ii) charter air transportation of passengers, property and mail on a domestic and international basis.

FAA.  The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

The FAA also has the authority to promulgate rules and regulations and issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, increased security precautions, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft and operational requirements and procedures. Such rules, regulations and directives are normally issued after an opportunity for public comment, however, they may be issued without advance notice or opportunity for comment if, in the FAA’s judgment, safety requires such action.

We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies and we hold all necessary operating and airworthiness authorizations, certificates and licenses.

Security.  Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. The TSA has enforcement powers similar to DOT’s and FAA’s described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001.

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

Other Regulations.  Air carriers are subject to certain provisions of federal laws and regulations governing communications because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). To the extent we are subject to FCC requirements, we intend to continue to comply with those requirements.

The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the Environmental Protection Agency (“EPA”). To the extent we are subject to EPA requirements, we intend to continue to comply with those requirements.

We are responsible for collection and remittance of federally imposed and federally approved taxes and fees applicable to air transportation passengers. We believe we are in compliance with these requirements, and we intend to continue to comply with them.

Our operations may become subject to additional federal requirements in the future under certain circumstances. For example, our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy.  Changes to the federal excise tax and other government fees imposed on air transportation have been proposed from time to time and may result in an increased tax burden for airlines and their passengers.

We are also subject to state and local laws, regulations and ordinances at locations where we operate and to the rules and regulations of various local authorities that operate the airports we serve. None of the airports in the small cities in which we operate have slot control, gate availability or curfews that pose meaningful limitations on our operations. However, some small city airports have short runways that require us to operate some flights at less than full capacity.

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations and licensing requirements of the foreign countries to, from and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from or over which we operate. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

Future Laws and Regulations.  Congress, the DOT, the FAA, the TSA, the EPA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the TSA, the EPA, other agencies or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

Civil Reserve Air Fleet.  We are a participant in the Civil Reserve Air Fleet (“CRAF”) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF participation, we are eligible to bid on and be awarded peacetime airlift contracts with the military.

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

Fuel costs constitute a significant portion of our total operating expenses, representing approximately 48.7% and 47.7% during 2012 and 2011, respectively.  Significant increases in fuel costs have negatively affected our operating results in the past and future fuel cost volatility could materially affect our financial condition and results of operations.

Both the cost and availability of aircraft fuel are subject to many economic and political factors and events occurring throughout the world over which we have no control.  Meteorological events may also result in short-term disruptions in the fuel supply.  Aircraft fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of aircraft fuel, our ability to control this cost is limited and the price and future availability of fuel cannot be predicted with any degree of certainty.  Due to the high percentage of our operating costs represented by fuel, a relatively small increase in the price of fuel could have a significant negative impact on our operating costs.  A fuel supply shortage or higher fuel prices could possibly result in curtailment of our service during the period affected.

We have made a business decision not to purchase financial derivatives to hedge against increases in the cost of fuel.  This decision may make our operating results more vulnerable to the impact of fuel price increases.

Negative economic conditions may adversely affect travel from our small city markets to our leisure destinations.

The severity and duration of U.S. or global economic recession, high unemployment, depressed housing market and stock prices, and low levels of consumer confidence may have a negative impact on discretionary spending by consumers and our financial results.  Leisure travel is aligned with discretionary spending and customers we serve may reduce or eliminate such purchases from their spending in difficult economic times. These conditions could impact demand for airline travel in our small city markets or to our leisure destinations.

Unfavorable economic factors may adversely affect our operating results, which, in turn, could affect our ability to obtain acceptable financing terms and our general liquidity.  During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor or other operating costs, which could materially affect our operations and financial condition.

Our reputation and financial results could be harmed in the event of an accident or new regulations affecting aircraft in our fleet.

As of February 1, 2013, our operating aircraft consisted of 58 MD-80 aircraft and six Boeing 757-200 aircraft.  During 2012, we have entered into purchase agreements to acquire seven Airbus A320 aircraft and operating lease agreements for an additional nine Airbus A319 aircraft.  As of February 1, 2013, we have possession of one A320 aircraft and expect to begin to place these Airbus aircraft into our operating fleet in 2013.

An accident involving one of our aircraft, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.  Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

The Federal Aviation Administration (“FAA”) could suspend or restrict the use of our aircraft in the event of any actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business would also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the aircraft we utilize or associated engine types because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving these aircraft and associated engine types.

Covenants in our senior secured term loan facility could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2012, we owed $122.4 million under a senior secured term loan facility (the “Term Loan”).  The Term Loan contains restrictive covenants that, among other things, limit:

• Capital expenditures
• Incurrence of future indebtedness
• Mergers and acquisitions
• Certain investments

These restrictive covenants could potentially limit how we conduct our business and could affect our ability to raise additional debt financing in the event we do not choose to prepay the debt with our cash resources.

The addition of a new aircraft type could increase our costs and increase the complexity of our operations.

In August 2012, we entered into operating lease agreements for nine Airbus A319 aircraft.  In December 2012, we entered into purchase agreements for seven Airbus A320 aircraft.  We intend to acquire two additional A320 aircraft in connection with these purchase agreements.  The addition of these Airbus aircraft will be the third aircraft type to be included in our operating aircraft.  The addition of a third aircraft type could increase our costs and increase the complexity of our operations with crews, flight schedules, parts provisioning and maintenance and repair.

We expect to add the first of these aircraft to our operating fleet in the first half of 2013, subject to receipt of regulatory approval. There is no assurance we will be able to secure such authority on a timely basis to allow us to begin service with our Airbus aircraft when planned.

We expect to be active in the secondary market for the purchase or lease of additional A319 and A320 aircraft.  There is no assurance we will be able to acquire additional used Airbus aircraft on acceptable terms.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our computerized reservation system, our telecommunication systems, our website and other automated systems. Our continuing work on enhancing the capabilities of our automation systems and the migration of data to a new platform could increase the risk of automation failures during the process.  Any failure by us to handle our automation needs could negatively affect our internet sales (on which we rely heavily) and customer service and result in lost revenues and increased costs.

Our website and reservation system must be able to accommodate a high volume of traffic and deliver important flight information. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures or computer viruses.  Although we have implemented security measures and have in place disaster recovery plans, we cannot assure investors these measures are adequate to prevent disruptions.  Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, loss of revenue, increase in expenses and generally harm our business.

We receive, retain, and transmit certain personal information about our customers. Our online operations also rely on the secure transmission of this customer data. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we use these security measures to protect this customer data, a compromise of our physical and network security systems through a cyber security attack, could create a risk that our customers’ personal information might be obtained by unauthorized persons. In addition, the way businesses handle customer data is increasingly subject to legislation and regulation typically intended to protect the privacy of customer data received, retained and transmitted. We could be adversely affected if we fail to comply with existing rules or practices or if legislation or regulations are expanded to require changes in our business practices. These privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

Our maintenance costs will increase as our fleet ages.

Our MD-80 aircraft range from 16.9 to 27.4 years old, with an average age of 23.3 years as of February 1, 2013.  In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain newer aircraft.  FAA regulations require additional and enhanced maintenance inspections for older aircraft. These regulations include Aging Aircraft Airworthiness Directives, which typically increase as an aircraft ages and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

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

Labor costs constitute a significant percentage of our total operating costs. In general, unionization has increased costs in the airline industry. We have three employee groups (pilots, flight attendants and flight dispatchers) who have elected for union representation by labor organizations.  We currently are in negotiations with these labor organizations for collective bargaining agreements representing our flight attendant and pilot employee groups.  If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our future results.

Our business is heavily dependent on the attractiveness of our leisure destinations and a reduction in demand for air travel to these markets could harm our business.

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Ft. Lauderdale, Honolulu, or Oakland (the San Francisco Bay Area) as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

We rely on third parties to provide us with facilities and services that are integral to our business.

We have entered into agreements with third-party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, flight dispatch, baggage services and ticket counter space.  One of these agreements with third party contractors includes station operation services at McCarran International Airport in Las Vegas, our largest served leisure destination. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services.

We also rely on the owners of the aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements and on a timely basis.  Our planned initiation of service with these aircraft could be adversely affected if the third parties fail to perform as contracted.

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

The airline industry is highly competitive. The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our markets, we are the only provider of nonstop service to our leisure destinations. It is possible other airlines will begin to provide nonstop services to and from these markets or otherwise target these markets. An increase in the amount of direct or indirect competition could harm our margins and profitability.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures.  FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

In January 2011, the FAA adopted aging-aircraft regulations applicable to all large commercial aircraft.  These rules obligate aircraft design approval holders (typically the aircraft manufacturer or its successor) to establish a limit of validity ("LOV") of the engineering data that supports the aircraft’s structural maintenance program, demonstrate that widespread fatigue damage will not occur in aircraft of that type prior to reaching LOV, and establish or revise airworthiness limitations applicable to that aircraft type to include LOV.  Once an LOV has been established for a given aircraft type, LOV-related maintenance actions must be incorporated into the operator’s maintenance program, and commercial operation of the aircraft beyond the LOV is prohibited unless an extended LOV is obtained for the aircraft.  In August 2012, the FAA approved an LOV, established by Boeing, for the MD-80 aircraft of 110,000 cycles (a cycle consists of one takeoff and one landing) or 150,000 flight hours, whichever is reached first.  Under these parameters, we do not believe the LOV rules will limit our use of MD-80 aircraft before we decide to retire them from our fleet in years to come as the average number of cycles on our MD-80-series fleet was approximately 35,000 per aircraft as of February 1, 2013, and the highest number of cycles on any aircraft as of that date was approximately 49,500.  In addition, we historically operate only approximately 1,000 cycles per aircraft per year.  Mandatory maintenance actions stemming from the approved LOV are required to be incorporated into our MD-80 maintenance program by July 2013.  We have begun the process of doing so, but it is not yet possible to predict the future cost of complying with aging aircraft requirements.  In the case of our Airbus and Boeing 757 aircraft, we currently anticipate the establishment of generally similar LOV values by the respective manufacturers, with a deadline of January 2016 to incorporate the resulting maintenance program revisions.

In December 2011, in response to federal legislation requiring that the FAA adopt updated regulations regarding flight crewmember duty and rest requirements, the FAA published new regulations on that topic.  Previously proposed regulations, taking into account current scientific knowledge and understanding of fatigue factors, rest requirements and other relevant data, drew thousands of pages of comment from interested parties, which the FAA was obligated to consider before issuing the new regulations.  Based on internal assessments of these new rules, we do not anticipate significant operational or financial impact, but additional costs could result when the new regulations will take effect on January 4, 2014.

In April 2011, the DOT adopted revisions and expansions to a variety of its consumer-protection regulations.  Among other changes, the new rules (all of which became effective in early 2012) substantially reduce flexibility concerning airline advertising and sales practices, including on websites.  These regulations have curtailed our ability to advertise, price and sell our services in the particular manner we have developed and found most advantageous, forcing a more homogenized industry approach to advertising and sales.  We are not able to determine whether our revenues have been adversely impacted by these developments.  Although we have taken and continue to take steps to minimize the adverse effects, we cannot assure investors we will be successful in this regard in the long term.   In June 2011, we and other airlines challenged the legality of certain of these new DOT rules in the United States Court of Appeals in Washington, D.C.; the court issued a decision upholding the rules in July 2012.  Because the rules raise First Amendment and federal administrative law issues that we believe are of substantial national significance, in November 2012 we and two other airlines petitioned the United States Supreme Court to take review of the case.  Whether the Supreme Court will do so, or how it might decide the case if it does, is unknown.  Even if our remaining legal challenge is successful, however, we will be required to operate under the new rules until the rules are overturned (if ever) and we will have incurred significant costs in the process.  We could be subject to fines or other enforcement actions if the DOT believes we are not in compliance with these rules.  Even if our practices are found to be in compliance with the DOT rules, we could incur substantial costs defending our practices.  In addition, the DOT has announced its intention to propose additional new consumer protection regulations which could impact our costs and revenues if and when the new regulations become effective.

Legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict if this or any similar legislation will pass the Congress or, if passed and enacted into law, how it would apply to the airline industry. In addition, the Environmental Protection Agency (EPA) has concluded that current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. Although legal challenges and additional legislative proposals are expected, the finding could ultimately result in strict regulation of commercial aircraft emissions, as has taken effect for operations within the European Union under EU legislation.  Binding international restrictions adopted under the auspices of the International Civil Aviation Organization (a specialized agency of the United Nations) may become effective by the end of 2013.  These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, the airline industry or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft type we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	sales of our common stock or other actions by investors with significant shareholdings

•	general market conditions

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

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.

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

Future issuances or sales of our common stock or any issuances of convertible preferred stock by us will likely be dilutive to our existing common stockholders. Future issuances or sales of common or preferred stock by us, or the availability of such stock for future issue or sale, could have a negative impact on the price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could also adversely affect the prevailing price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

As of December 31, 2012 our total operating fleet consisted of 58 MD-80 aircraft and five Boeing 757-200.  In addition, we owned one Boeing 757-200 aircraft, being prepared for service as of the end of the year, which was placed into revenue service in January 2013.  The following table summarizes our total aircraft fleet as of December 31, 2012:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Average Age in Years

MD-88/82/83 (2)	56	150/166	23.0
MD-87	2	130	23.7
B757-200	5	223	19.8
Total aircraft in service	63		22.8
B757-200 not in service (3)	1	223	20.0
Total Aircraft	64		22.8

(1)
All of our aircraft are owned and encumbered.  Refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt” for discussion of our notes payable and senior secured term loan facility.

(2)
During 2012, we continued our MD-80 seat reconfiguration program.  As of December 31, 2012, 45 of our 58 MD-80 aircraft in service have 166 seats and 13 aircraft have 150 seats.  Refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our seat reconfiguration program.

(3)	We had one owned Boeing 757-200 aircraft being prepared for revenue service at December 31, 2012. This aircraft was placed in revenue service in January 2013.

As of December 31, 2012, we have entered into lease agreements for nine A319 aircraft and purchase agreements for seven A320 aircraft.  Based on scheduled delivery dates, these used aircraft will have an average age of approximately 9.5 years at induction into the fleet.  The table below provides the expected number of operating aircraft at the end of each respective year based on scheduled deliveries of aircraft and MD-80 announced retirements:

	Number of aircraft at end of year
	2013	2014	2015

MD-80(1)	52	51	51
B757-200	6	6	6
A319	2	4	9
A320(2)	7	7	7
Total	67	68	73

(1)	Reflects announced retirement of two MD-87 aircraft and five 150-seat MD-80 aircraft not included in the 166-seat reconfiguration program.

(2)	Does not include two additional aircraft which we expect to purchase from the owner of the other A320 aircraft, but which are not under contract at this time.

Ground Facilities

We lease facilities at each of our leisure destinations and several of the other airports we serve. Our leases for our terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have a term ranging from month-to-month to two years, and may be terminated with a 30 to 60 day notice. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

We are a party to a use and lease agreement as a Signatory Airline, for use of McCarran International Airport for our operations in Las Vegas, Nevada, which expires in June 2015.

We have operational bases at airports at each of the major leisure destinations we serve.  In addition, we have an operational base in Wendover, Nevada to support our fixed fee flying under our agreement with Peppermill Resorts Inc., and an operational base in Bellingham, Washington.  During 2012, we established operational bases at Oakland International Airport and Punta Gorda Airport, which required the leasing of additional facilities to support operations.  We served these airports prior to the establishment of these operational bases.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport and Orlando Sanford International Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas for aircraft parts and supplies.

The following details the airport locations we utilize as operational bases:

Airport	Location

McCarran International Airport	Las Vegas, Nevada

Orlando Sanford International Airport	Orlando, Florida

Phoenix-Mesa Gateway Airport	Mesa, Arizona

St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida

Oakland International Airport	Oakland, California

Punta Gorda Airport	Punta Gorda, Florida

Honolulu International Airport	Honolulu, Hawaii

Bellingham International Airport	Bellingham, Washington

Wendover Airport	Wendover, Nevada

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

Our primary corporate offices are located in Las Vegas, where we lease approximately 70,000 square feet of space under a lease that expires in April 2018. We also lease approximately 10,000 square feet of office space in a building adjacent to our corporate offices which is utilized for training and other corporate purposes.  In addition to base rent, we are also responsible for our share of common area maintenance charges. In both leases, the landlord is a limited liability company in which certain of our directors own significant interests as non-controlling members.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market. On February 1, 2013, the last sale price of our common stock was $74.86 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low

2012
1st Quarter	$57.76	$47.32
2nd Quarter	$71.42	$54.20
3rd Quarter	$75.93	$61.63
4th Quarter	$77.97	$63.40

2011
1st Quarter	$52.35	$39.21
2nd Quarter	$50.29	$38.95
3rd Quarter	$49.93	$40.31
4th Quarter	$55.36	$45.25

            As of February 1, 2013, there were approximately 191 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders	228,690	$36.89	1,441,729
Equity compensation plans not approved by security holders	None	N/A	None
Total	228,690	$36.89	1,441,729

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 128,029 shares of nonvested restricted stock as of December 31, 2012.

(b)
The shares shown as remaining available for future issuance under equity compensation plans is reduced for cash-settled stock appreciation rights (“SARs”).  Although, these cash-settled SARs will not result in the issuance of shares, the number of cash-settled SARs reduces the number of shares available for other awards.

Dividend Policy

On November 13, 2012, our Board of Directors declared a one-time cash dividend of $2.00 per share on our outstanding common stock payable to stockholders of record on November 30, 2012.  On December 14, 2012, we paid cash dividends of $38.6 million to these stockholders.

Our Term Loan limits the amount of restricted payments, including cash dividends, which may be paid.  In November 2012, we entered into an amendment to our Term Loan which increased the available amount for restricted payments and other company expenditures.  As of December 31, 2012, the limitation is not material based on the amount of cash dividends paid in recent years.  Future cash dividend payments, if any, will depend on our financial condition, results of operations, cash from operations, business conditions, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

Our Repurchases of Equity Securities

During the three months ended December 31, 2012, we repurchased 54,730 shares under our share repurchase program authority, at an average cost of $72.73 per share, for a total expenditure of $4.0 million.  In addition, we had repurchases in October 2012 from employees who received restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 2012	2,462	$68.96	None	$44,933,570
November 2012	None	N/A	None	$44,933,570
December 2012	54,730	72.73	54,730	$40,952,914
Total	57,192	$72.57	None	$40,952,914

(1)	Represents the remaining dollar value of open market purchases of our common stock which has been authorized by our Board of Directors under a share repurchase program.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 31, 2007 and ending on December 31, 2012.  The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2007, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2007 to December 31, 2012, is not necessarily indicative of future results.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ALGT	$100.00	$151.12	$146.76	$155.54	$168.29	$236.96
Nasdaq Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
AMEX Airline Index	$100.00	$70.73	$98.54	$137.08	$94.58	$129.01

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, 2012, has been derived from our consolidated financial statements. Investors should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2012 classifications.

	For the year ended December 31,
FINANCIAL DATA:	2012	2011	2010	2009	2008
Total operating revenue	$908,719	$779,117	$663,641	$557,940	$504,012
Total operating expenses	776,415	693,673	558,985	435,687	448,164
Operating income	132,304	85,444	104,656	122,253	55,848
Total other (income) expense	7,657	5,930	1,324	1,689	596
Income before income taxes	124,647	79,514	103,332	120,564	55,252
Net income	78,414	49,398	65,702	76,331	35,407
Net loss attributable to noncontrolling interest	(183)	-	-	-	-
Net income attributable to Allegiant Travel Company	$78,597	$49,398	$65,702	$76,331	$35,407

Earnings per share to common stockholders(1):
Basic	$4.10	$2.59	$3.36	$3.81	$1.74
Diluted	$4.06	$2.57	$3.32	$3.76	$1.72

Cash dividends per share	$2.00	$-	$0.75	$-	$-

Cash and cash equivalents	$89,557	$150,740	$113,293	$90,239	$97,153
Investment securities	263,169	168,786	37,000	141,231	77,635
Total assets	798,194	706,743	501,266	499,639	423,976
Long-term debt (including capital leases)	150,852	146,069	28,136	45,807	64,725
Stockholders' equity	401,724	351,504	297,735	292,023	233,921

Operating income	$132,304	$85,444	$104,656	$122,253	$55,848
Operating margin %	14.6%	11.0%	15.8%	21.9%	11.1%
Cash provided by (used in):
Operating activities	$176,772	$129,911	$97,956	$131,674	$71,632
Investing activities	(208,827)	(208,223)	6,782	(97,213)	(100,505)
Financing activities	(29,128)	115,759	(81,684)	(41,375)	(18,243)

(1)
Our unvested restricted stock awards are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. The Basic and Diluted earnings per share for the periods presented reflect the two-class method mandated by accounting guidance for the calculation of earnings per share. The two-class method adjusts both the net income and shares used in the calculation. Application of the two-class method did not have a significant impact on the Basic and Diluted earnings per share for the periods presented.

	For the year ended December 31,
OPERATING DATA:	2012	2011	2010	2009	2008
Total system statistics:
Passengers	6,987,324	6,175,808	5,903,184	5,328,436	4,298,748
Revenue passenger miles (RPMs) (thousands)	6,514,056	5,640,577	5,466,237	4,762,410	3,863,497
Available seat miles (ASMs) (thousands)	7,487,276	6,364,243	6,246,544	5,449,363	4,442,463
Load factor	87.0%	88.6%	87.5%	87.4%	87.0%
Operating revenue per ASM (RASM)* (cents)	12.14	12.24	10.62	10.24	11.35
Operating expense per ASM (CASM) (cents)	10.37	10.90	8.95	8.00	10.09
Fuel expense per ASM (cents)	5.05	5.20	3.90	3.03	5.17
Operating CASM, excluding fuel (cents)	5.32	5.70	5.05	4.97	4.92
Operating expense per passenger	$111.12	$112.32	$94.69	$81.77	$104.25
Fuel expense per passenger	$54.13	$53.54	$41.28	$30.97	$53.42
Operating expense per passenger, excluding fuel	$56.99	$58.78	$53.41	$50.80	$50.83
ASMs per gallon of fuel	63.00	59.10	58.90	58.30	57.70
Departures	53,615	49,360	47,986	43,795	35,839
Block hours	124,610	113,691	111,739	98,760	81,390
Average stage length (miles)	872	858	874	836	836
Average number of operating aircraft during period	60.2	52.2	49.0	42.7	36.4
Average block hours per aircraft per day	5.7	6.0	6.2	6.3	6.1
Full-time equivalent employees at end of period	1,821	1,595	1,614	1,569	1,348
Fuel gallons consumed (thousands)	118,839	107,616	106,093	93,521	76,972
Average fuel cost per gallon	$3.18	$3.07	$2.30	$1.76	$2.98

Scheduled service statistics:
Passengers	6,591,707	5,776,462	5,609,852	4,919,826	3,894,968
Revenue passenger miles (RPMs) (thousands)	6,220,320	5,314,976	5,211,663	4,477,119	3,495,956
Available seat miles (ASMs) (thousands)	6,954,408	5,797,753	5,742,014	4,950,954	3,886,696
Load factor	89.4%	91.7%	90.8%	90.4%	89.9%
Departures	46,995	42,586	41,995	37,115	29,548
Average passengers per departure	140	136	134	133	132
Average seats per departure	160	151	NM	NM	NM
Block hours	113,671	101,980	101,242	87,939	70,239
Yield (cents)	9.42	9.69	8.21	7.73	9.47
Scheduled service revenue per ASM (PRASM) (cents)	8.43	8.88	7.45	6.99	8.51
Total ancillary revenue per ASM* (cents)	3.90	3.62	3.38	3.29	2.95
Total scheduled service revenue per ASM (TRASM)* (cents)	12.33	12.50	10.83	10.28	11.46
Average fare - scheduled service	$88.90	$89.15	$76.26	$70.38	$84.97
Average fare - ancillary air-related charges	$35.72	$31.18	$30.25	$29.06	$24.52
Average fare - ancillary third party products	$5.48	$5.18	$4.34	$4.01	$4.91
Average fare - total	$130.10	$125.51	$110.85	$103.45	$114.40
Average stage length (miles)	918	901	912	891	882
Fuel gallons consumed (thousands)	109,257	96,999	96,153	83,047	66,291
Average fuel cost per gallon	$3.37	$3.30	$2.43	$1.90	$3.22
Percent of sales through website during period	90.1%	88.8%	88.8%	86.3%	86.4%

*
Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.

NM	Not meaningful

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

“Block hours” represents the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

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

“Passengers” represents the total number of passengers flown on all flight segments.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2012, 2011 and 2010. Also discussed is our financial position as of December 31, 2012 and 2011. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

2012 Results

During 2012, we achieved our tenth straight profitable year, with net income of $78.6 million or $4.06 earnings per share (diluted) on operating revenues of $908.7 million.  These net income and earnings per share results were both more than 50% higher than 2011, in which we ended with net income of $49.4 million or $2.57 earnings per share (diluted) on operating revenues of $779.1 million.  Our operating margin of 14.6% for 2012 was driven by our highest ever annual ancillary revenue per passenger of $41.20, a 13.3% increase compared to the prior year, and a year-over-year reduction in our non-fuel unit costs of 6.7%.

 We grew our average number of aircraft in revenue service by 15.3% from 52.2 aircraft during 2011 to 60.2 aircraft during 2012.  The increase in average number of aircraft and the combination of increased seats in our MD-80 fleet, utilization of our Boeing 757-200 aircraft with 223 seats and a 1.9% increase in our scheduled service average stage length drove a 20.0% increase in scheduled service ASMs year-over-year.  We experienced this ASM production despite a year-over-year 5.0% decline in our overall fleet average block hours per aircraft per day.

Our total operating revenues in 2012 increased $129.6 million or 16.6% over 2011 due to a 14.1% increase in scheduled service passengers and a 3.7% increase in total average fare to $130.10.  We grew our ancillary revenue per passenger year-over-year by 13.3%, which drove the increase in total average fare despite our flat scheduled service average base fare.  An increase in charges for bags resulting from the implementation of a new carry-on bag fee and new boarding procedures was the main driver of our ancillary revenue per passenger increase.  Our capacity growth, driven by an increase in our average number of aircraft and larger gauge aircraft, and a load factor year-over-year decline of 2.3 percentage points, impacted our RASM which declined from 12.24¢ in 2011 to 12.14¢ in 2012.  Our load factor was negatively impacted during 2012 by expanded service to Oakland (San Francisco Bay Area) and our new service to Hawaii.

Our CASM, excluding fuel, decreased 6.7% from 5.70¢ in 2011 to 5.32¢ in 2012, mainly attributable to a 17.6% increase in system capacity which outpaced a 9.7% increase in non-fuel operating expenses.  Drivers of improved CASM, excluding fuel, were reduced engine repair expense in 2012 due to the completion of our 2011 engine overhaul program, better crew efficiency in 2012 and the impact of our variable pilot base pay scale.

As of December 31, 2012, we had $352.7 million in unrestricted cash and investment securities.  We were able to grow our unrestricted cash position during 2012 as cash generated by our operations more than covered investments in our fleet and information technology and payments to shareholders.  During the fourth quarter of 2012, we decided to return capital to shareholders.  We paid $38.6 million in the form of a one-time special cash dividend of $2.00 per share to stockholders of record on November 30, 2012 and $4.0 million to purchase company stock in the open market under our share repurchase program.

As of the end of 2012, we are near completion of our MD-80 aircraft seat reconfiguration program which began during the third quarter of 2011.  As of December 31, 2012, we had 45 MD-80 aircraft with 166 seats in revenue service.  The remaining six MD-80 aircraft, for a total of 51 reconfigured aircraft, are expected to be in revenue service by the end of the first quarter of 2013.

During 2012, we also have made substantial progress on our automation projects including the transfer to our new website and distribution platform.  We successfully converted 100% of our customer web traffic to our new booking engine in November 2012.  Although the enhancements to our technology infrastructure and development have required, and will continue to require significant capital investment, we believe these efforts will provide additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

In July 2012, we implemented a cash discount to customers paying with debit cards in an effort to offer lower ticket prices and drive higher debit card usage to reduce our transaction costs.  The higher debit card usage contributed to lower transaction processing costs during 2012.

Aircraft

Operating fleet

As of December 31, 2012, our total aircraft in service consisted of 58 MD-80 aircraft and five Boeing 757-200 aircraft.  During 2012, we placed two MD-80 aircraft into service which were previously held in storage and four Boeing 757-200 aircraft into service.  The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of December 31, 2012			As of December 31, 2011			As of December 31, 2010
	Own (a)(b)	Lease	Total (b)	Own (a)(b)	Lease (c)	Total(b)	Own (a)	Lease	Total

MD82/83/88s	56	-	56	52	2	54	47	2	49
MD87s (d)	2	-	2	2	-	2	3	-	3
B757-200	5	-	5	1	-	1	-	-	-
Total	63	-	63	55	2	57	50	2	52

(a)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated.

(b)
Includes MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration.  These aircraft began to enter revenue service in the fourth quarter of 2011.  We had 45 reconfigured 166-seat MD-80 aircraft as of December 31, 2012 and seven as of December 31, 2011.

(c)	In December 2011, we exercised purchase options on two MD-80 aircraft and took ownership of these aircraft in January 2012.

(d)	Used almost exclusively for fixed fee flying.

Boeing 757-200 aircraft not in service

As of December 31, 2012, we owned six Boeing 757-200 aircraft, of which five aircraft were in revenue service at that time.  The remaining aircraft was being prepared for revenue service and was subsequently placed in service in January 2013.

Airbus aircraft

In August 2012, we entered into lease agreements for nine A319 aircraft with expected deliveries between the first quarter of 2013 and the second quarter of 2015.  We accepted delivery of the first of these nine aircraft in January 2013.

In December 2012, we entered into purchase agreements for seven A320 aircraft.  We also intend to acquire an additional two A320 aircraft from one of the owners of the contracted for aircraft.  These A320 aircraft have commonality with the A319 aircraft we will lease, with use of the same engine type.  We expect to take delivery of the seven A320 aircraft under contract during 2013 with the additional two aircraft currently expected to be acquired in 2014.  We expect seven of these aircraft will enter service in 2013.

The Airbus aircraft will be the third aircraft type in our operating fleet.  We are currently in the process of adding these Airbus aircraft to our operating certificate and expect to place the first of these delivered aircraft into revenue service during the first half of 2013.  Refer to “Part I – Item 2 – Properties” for the expected number of operating aircraft at the end of future years which reflect the currently expected delivery of these Airbus aircraft.

Network

As of December 31, 2012, we operate 195 routes into our leisure destinations, including service from 74 small cities, compared to 171 routes from 65 small cities as of December 31, 2011.  During 2012, we added two leisure destinations to our route network.  In June 2012 we began service to two leisure destinations in Hawaii, with six routes to Honolulu and one route to Maui.

In addition to new leisure destinations, we experienced network growth from new routes involving existing leisure destinations.  In April, we established an operational base and expanded service at Oakland International Airport with seven new routes to serve the San Francisco Bay Area. With the addition of these seven new routes, we serve a total of nine routes into the San Francisco Bay Area. We have also established a base of operations at Punta Gorda (Florida) with the expansion of service in June 2012 on four new routes into Punta Gorda. With the addition of these four new routes, we serve a total of seven routes into Punta Gorda.  We have also increased routes to serve Orlando, with 45 as of December 31, 2012 compared to 35 as of December 31, 2011, driven by profitability of our Florida markets and identified opportunities for service from markets previously served by Airtran which was discontinued after its acquisition by Southwest.

The following shows the number of leisure destinations and small cities served as of the dates indicated (includes cities served seasonally):

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010

Leisure destinations	13	11	11
Small cities served	74	65	62
Total cities served	87	76	73
Total routes	195	171	160

Trends and Uncertainties

Although fuel cost volatility has significantly impacted our operating results in prior years, crude oil prices stabilized during 2012, and we experienced a year-over-year increase of 3.6% in our system average cost per gallon from $3.07 to $3.18 mainly driven by crack spread increases.  Our fuel cost per ASM declined in 2012 as the higher capacity Boeing 757-200 and additional seats from our MD-80 seat reconfiguration program provided us additional capacity over which to spread our fuel costs.  In comparison with 2011, our ASMs per gallon of fuel increased 6.6% in 2012, as a result of the additional capacity from these seats.  As we introduce the Airbus aircraft into revenue service in 2013 and after, we expect further increases in our ASMs per gallon of fuel as a result of fuel efficiency of this aircraft type. Fuel costs in the long-term remain uncertain and fuel cost volatility would materially impact future operating costs.

In August 2012, we received the results from the union vote of our pilots who have elected representation by the International Brotherhood of Teamsters, Airline Division.  We now have three employee groups which have voted for union representation, the other two being our flight attendants and flight dispatchers.  These three employee groups make up approximately 47% of our total employees.  We are currently in various stages of negotiations for a collective bargaining agreement with the labor organizations for these employee groups.

During 2013, we expect to receive deliveries of Airbus A319 and A320 aircraft under the operating lease agreements and purchase agreements we entered into in 2012.  We believe the introduction of these Airbus aircraft into our operating fleet will provide a good fit for our existing business model. When compared to our MD-80 aircraft, we believe the additional cost of ownership of these aircraft will be more than offset by cost savings from fuel efficiency and reduction in maintenance costs.  We incurred costs related to the introduction of the aircraft in the fourth quarter of 2012 and expect to incur additional training and pre-operating costs in the first half of 2013 as we add the aircraft type to our operating certificate.

During 2012, we announced the retirement of seven MD-80 aircraft, comprised of two 130 seat MD-87 aircraft and five 150 seat MD-80 aircraft which will not be reconfigured to 166 seats.  The two MD-87 aircraft were dedicated to flying under a fixed fee agreement with Caesars Entertainment Inc., which expired in December 2012.  We believe the acquisition  of the Airbus aircraft under purchase agreements and operating lease agreements along with having six Boeing 757-200 aircraft in service will meet our aircraft needs to support our planned growth in 2013 and 2014.

Our network grew from 171 total routes as of December 31, 2011, to 195 total routes at December 31, 2012, and we have announced additional service to increase the number of routes to 198 routes by the end of the first quarter of 2013.  Despite increased ASMs from our fleet growth and larger gauge aircraft, we expect to continue to aggressively manage capacity in our markets in an attempt to maintain acceptable loads and fares. With our significant capacity growth in 2012, our RASM was flat, but our CASM, excluding fuel, declined by 6.7%.  We expect our capacity growth in 2013 to continue to pressure our unit revenues and unit costs  We are focused in the first half of 2013 on operating a higher percentage of our flights during peak windows and a lower percentage of flights during off-peak windows.  We believe this approach with our planned departure and ASM growth, primarily in our Florida markets and our new Hawaii service, will contribute to the achievement of our profitability goals in the current operating environment.

Our Operating Revenue

Our operating revenue is comprised of both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

•	Scheduled service revenue. Scheduled service revenue consists of base air fare for nonstop flights on our route network.

•
Ancillary revenue.  Our ancillary revenue is generated from air-related charges and third party products. Air-related revenue is generated through charges for checked or carry-on bags, carrier usage charges, advance seat assignments, travel protection product with unlimited changes to nonrefundable itineraries, change fees, use of our call center for purchases, priority boarding and other services provided in conjunction with our scheduled air service. We also generate revenue from third party products through the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and payment processing fees.

•	Fixed fee contract revenue. Our fixed fee contract revenue is generated from fixed fee agreements and charter service on a seasonal and ad-hoc basis.

•	Other revenue. Other revenue is primarily generated from aircraft and flight equipment leased to third parties.

Seasonality.  Our results of operations for interim periods are not necessarily indicative of those for the entire year because our business is subject to seasonal fluctuations.  We can be adversely impacted during periods with reduced leisure travel spending.  Traffic demand for our business historically has been weaker in the third quarter and stronger in the first quarter.  The expansion of our route network may produce some varying levels of seasonality from new leisure destinations, such as Hawaii, where demand levels are typically weaker in the first quarter.

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

Sales and marketing expense.  Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions and debit and credit card discount fees associated with the sale of scheduled service and air-related charges.

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

RESULTS OF OPERATIONS

2012 Compared to 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods presented:

	Year Ended December 31,
	2012	2011
Total operating revenue	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.6	42.4
Salary and benefits	14.7	15.4
Station operations	8.6	8.6
Maintenance and repairs	8.1	10.4
Sales and marketing	2.1	2.6
Aircraft lease rentals	-	0.1
Depreciation and amortization	6.3	5.4
Other	4.0	4.1
Total operating expenses	85.4%	89.0%
Operating margin	14.6%	11.0%

Operating Revenue

Our operating revenue increased 16.6% to $908.7 million in 2012, up from $779.1 million in 2011, primarily due to a 29.3% increase in ancillary revenue and a 13.8% increase in scheduled service revenue.  Scheduled service and ancillary revenue increases were driven by a 14.1% increase in scheduled service passengers and a 3.7% increase in total average fare from $125.51 to $130.10.

Scheduled service revenue.  Scheduled service revenue increased 13.8% to $586.0 million for 2012, up from $515.0 million in 2011. The increase was primarily driven by a 14.1% increase in scheduled service passengers as the scheduled service average base fare was relatively flat year over year.  Passenger growth was driven by a 10.4% increase in the number of scheduled service departures, as we increased the average number of aircraft in service by 15.3% and we also added more 166 seat MD-80 aircraft and Boeing 757 aircraft to our operating fleet.  Scheduled service load factor declined by 2.3 points from 2011 to 2012 as our 20.0% increase in scheduled service ASMs outpaced our 14.1% increase in scheduled service passengers.  The addition of routes to our Florida markets were a significant driver of this year-over-year departure increase, as a result of profitability from these markets and identified opportunities for service from certain markets previously served by Airtran which were discontinued after its acquisition by Southwest.  The relatively flat year-over-year scheduled service average base fare was impacted by revenue softness we experienced in markets outside of Florida, such as new markets where we have recently begun service.

Ancillary revenue.  Ancillary revenue increased 29.3% to $271.6 million for 2012, up from $210.0 million in 2011, driven by a 14.1% increase in scheduled service passengers and a 13.3% increase in ancillary revenue per scheduled passenger from $36.36 to $41.20. The increase in our ancillary revenue per scheduled service passenger of $4.84 was primarily attributable to the implementation of a new carry-on bag fee in April 2012 and our new boarding process rolled out during the year.   The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Year Ended December 31,		Percentage
	2012	2011	Change
Air-related charges	$35.72	$31.18	14.6%
Third party products	$5.48	$5.18	5.8%
Total ancillary revenue per scheduled service passenger	$41.20	$36.36	13.3%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2012	2011	Change
Gross ancillary revenue—third party	$119,027	$106,362	11.9%
Cost of goods sold	(78,979)	(71,984)	9.7%
Transaction costs(a)	(3,924)	(4,462)	(12.1)%
Ancillary revenue—third party products	$36,124	$29,916	20.8%
As percent of gross ancillary revenue—third party	30.3%	28.1%	2.2pp
Hotel room nights	690,116	647,716	6.5%
Rental car days	763,353	577,749	32.1%

(a)	Includes payment expenses and travel agency commissions

During 2012, we generated gross revenue of $119.0 million from the sale of third party products, which resulted in net revenue of $36.1 million. A major contributor to our 20.8% increase in third party products net revenue was the sale of rental car days, which grew 32.1% year-over-year and outpaced our scheduled service passenger growth of 14.1%.  The increase in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and increased promotions with our national rental car operator.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 1.8% to $42.9 million in 2012, down from $43.7 million in 2011.  The decrease was the result of a reduction in total fixed fee block hours flown of 10.4%, offset by a 9.6% increase in our per-block hour rate.  The reduction in block hours flown was driven by our decision to reduce the availability of aircraft for ad-hoc flying compared to the prior year. We typically seek out additional ad-hoc flying during periods when aircraft are not utilized for scheduled service flying.  With the expiration of the Caesars contract in December 2012, we expect significantly lower fixed fee revenue at the current time.

Other revenue.  We generated other revenue of $8.2 million for 2012, compared to $10.5 million in the same period of 2011, primarily from lease revenue for aircraft and flight equipment. In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  During 2012, these aircraft were returned to us, one in the second quarter and two in the fourth quarter.

Operating Expenses

Our operating expenses increased only 11.9% to $776.4 million in 2012 compared to $693.7 million in 2011 despite a 17.6% increase in system capacity.  We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods which enable us to assess trends in each expense category.

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

	Year ended December 31,		Percentage
	2012	2011	Change
Aircraft fuel	$54.13	$53.54	1.1%
Salaries and benefits	19.08	19.41	(1.7)
Station operations	11.21	10.80	3.8
Maintenance and repairs	10.58	13.15	(19.5)
Sales and marketing	2.75	3.22	(14.6)
Aircraft lease rentals	-	0.18	(100.0)
Depreciation and amortization	8.23	6.80	21.0
Other	5.14	5.22	(1.5)
Operating expense per passenger	$111.12	$112.32	(1.1)%
Operating expense per passenger, excluding fuel	$56.99	$58.78	(3.0)%

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

	Year Ended December 31,				Percentage
	2012		2011		Change
Aircraft fuel	5.05	¢	5.20	¢	(2.9)%
Salary and benefits	1.78		1.88		(5.3)
Station operations	1.05		1.05		-
Maintenance and repairs	0.99		1.28		(22.7)
Sales and marketing	0.26		0.31		(16.1)
Aircraft lease rentals	-		0.02		(100.0)
Depreciation and amortization	0.77		0.66		16.7
Other	0.47		0.50		(6.0)
Operating expense per ASM (CASM)	10.37	¢	10.90	¢	(4.9)%
CASM, excluding fuel	5.32	¢	5.70	¢	(6.7)%

Aircraft fuel expense.  Aircraft fuel expense increased $47.5 million, or 14.4%, to $378.2 million for 2012, up from $330.7 million 2011. This change was due to a 10.4% increase in system gallons consumed from 107.6 million to 118.8 million, and a 3.6% increase in our average total system fuel cost per gallon from $3.07 to $3.18. The increase in gallons consumed is attributable to an 8.6% increase in our total system departures, our larger gauge aircraft and a 1.6% increase in total system average stage length.

Salary and benefits expense.  Salary and benefits expense increased 11.2% to $133.3 million for 2012, up from $119.9 million in 2011.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased only 9.7% attributable to a 14.2% increase in the number of full-time equivalent employees.  The number of full-time equivalent employees increased from 1,595 at December 31, 2011, to 1,821 at December 31, 2012, to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities.  These increases were offset by improved crew efficiency in 2012 and the impact of our variable pilot base pay scale.  In addition, our accrued employee bonus expense increased 54.9% in 2012 as a result of the year-over-year increase in operating income. Our increased profitability in 2012 will also contribute to higher pilot pay in 2013.

Station operations expense.  Station operations expense increased 17.5% to $78.4 million for 2012, compared to $66.7 million in the same period of 2011, as a result of an 8.6% increase in system departures and an 8.1% increase in station operations expense per departure. The increase in station operations expense per departure was attributable to increased fees at several airports where we operate, primarily Las Vegas, and the outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense.  Maintenance and repairs expense decreased 9.0% to $73.9 million for 2012, compared to $81.2 million in 2011 despite a 15.3% increase in average number of aircraft in service and a 17.6% increase in system ASMs.  We incurred $11.1 million more in engine overhaul expenses during 2011 as a result of our engine overhaul program, in which we made a substantial investment to increase the reliability and reduce the overall age of our engine portfolio.  The decrease in engine overhaul expenses in 2012 was offset by an increase in heavy airframe checks, repair of rotable parts and usage of expendable parts associated with our aircraft fleet growth.

Sales and marketing expense.  Sales and marketing expense decreased 3.4% to $19.2 million in 2012 compared to $19.9 million for the same period of 2011 despite a 13.8% increase in scheduled service revenue.  Sales and marketing expense per passenger declined 14.6% from $3.22 to $2.75 primarily due to lower advertising expenses and a reduction in payment processing costs per passenger attributable to increased debit card usage.

Aircraft lease rentals expense.  We had no aircraft lease rentals expense in 2012, compared to $1.1 million in 2011. In December 2011, we exercised purchased options on two of our MD-80 aircraft under operating leases and took ownership of the aircraft in January 2012.  Upon taking ownership of these two aircraft in January 2012, we did not have any aircraft under operating leases during 2012.

Depreciation and amortization expense.  Depreciation and amortization expense increased 37.0% to $57.5 million in 2012 from $42.0 million in 2011.  The increase was driven by a 15.3% increase in the average number of operating aircraft, the MD-80 seat reconfiguration costs, and the acceleration of depreciation from a change in estimated remaining useful lives for a limited number of MD-80 aircraft we expect to retire in 2013.  As of December 31, 2012, we owned 63 aircraft in service (including five Boeing 757-200 aircraft and 45 MD-80 aircraft reconfigured to 166 seats) compared to 57 aircraft in service (including one Boeing 757-200 aircraft and seven MD-80 aircraft reconfigured to 166 seats) at December 31, 2011.

Other expense.  Other expense increased 11.5% to $35.9 million in 2012 compared to $32.2 million in 2011.  The increase was primarily driven by an increase in pre-operating expenses related to certification of our A319 and A320 series aircraft and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased from a net other expense of $5.9 million for 2011, to a net other expense of $7.7 million for 2012. The increase is due to a $1.6 million increase in interest expense in 2012 primarily associated with our $125.0 million Term Loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was 37.1% for 2012 compared to 37.9% for 2011. The higher effective tax rate for 2011 was largely due to the impact of apportionment factor adjustments to filed state income tax returns which contributed to an increase in our state income tax expense.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our effective tax rates.

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

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	Year Ended December 31,
(in thousands)	2011	2010	Change
Gross ancillary revenue—third party	$106,362	$89,258	19.2%
Cost of goods sold	(71,984)	(60,860)	18.3%
Transaction costs(a)	(4,462)	(4,032)	10.7%
Ancillary revenue—third party products	$29,916	$24,366	22.8%
As percent of gross ancillary revenue—third party	28.1%	27.3%	0.8pp
Hotel room nights	647,716	568,665	13.9%
Rental car days	577,749	576,309	0.2%

_______________
(b)	Includes payment expenses and travel agency commissions

During 2011, we generated gross revenue of $106.4 million from the sale of third party products, which resulted in net revenue of $29.9 million.  Third party products increased on a per-passenger basis primarily as a result of increased hotel room bookings and margin expansion, when compared to the prior year.

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

Other revenue.  We generated other revenue of $10.5 million for 2011 compared to $1.2 million for 2010, primarily from lease revenue for aircraft and flight equipment.  In the first quarter of 2011, we leased three Boeing 757-200 aircraft to third parties on a short term basis.  During 2012, these aircraft were returned to us, one in the second quarter and two in the fourth quarter.

Operating Expenses

Our operating expenses increased 24.1% to $693.7 million for 2011 compared to $559.0 million in 2010.    The following table presents Operating expense per passenger for the indicated periods.

	Year ended December 31,		Percentage
	2011	2010	Change
Aircraft fuel	$53.54	$41.28	29.7%
Salaries and benefits	19.41	18.30	6.1
Station operations	10.80	10.61	1.8
Maintenance and repairs	13.15	10.26	28.2
Sales and marketing	3.22	2.89	11.4
Aircraft lease rentals	0.18	0.29	(37.9)
Depreciation and amortization	6.80	5.92	14.9
Other	5.22	5.14	1.5
Operating expense per passenger	$112.32	$94.69	18.6%
Operating expense per passenger, excluding fuel	$58.78	$53.41	10.1%

The following table presents unit costs, defined as Operating expense per ASM for the indicated periods.

	Year Ended December 31,				Percentage
	2011		2010		Change
Aircraft fuel	5.20	¢	3.90	¢	33.3%
Salary and benefits	1.88		1.73		8.7
Station operations	1.05		1.00		4.7
Maintenance and repairs	1.28		0.97		32.0
Sales and marketing	0.31		0.27		14.8
Aircraft lease rentals	0.02		0.03		(33.3)
Depreciation and amortization	0.66		0.56		17.9
Other	0.50		0.49		2.0
Operating expense per ASM (CASM)	10.90	¢	8.95	¢	21.8%
CASM, excluding fuel	5.70	¢	5.05	¢	12.9%

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

LIQUIDITY AND CAPITAL RESOURCES

During 2012, our primary source of funds was cash generated by our operations.  Our operating cash flows along with the proceeds of $125.0 million senior secured term loan facility in 2011 (“Term Loan”) have allowed us to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations, returning cash to our stockholders and growing our cash position.  Our future capital needs are primarily for the acquisition of additional aircraft with our recently announced intention.  As of December 31, 2012, we had $88.9 million of obligations under existing aircraft purchase agreements and $126.6 million of obligations under existing aircraft operating lease agreements.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations.  As we have done in the past, we consider raising funds through debt financing on acceptable terms from time to time.

Current Liquidity

Cash and cash equivalents, restricted cash and investment securities (short-term and long-term) totaled $362.9 million and $335.0 million at December 31, 2012 and 2011, respectively.

Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.  Our restricted cash balance declined from $14.0 million as of December 31, 2011 to $10.0 million at December 31, 2012 primarily as a result of lower escrowed funds for fixed fee contracts.  The lower prepayment held in escrow was driven by the expiration of our fixed fee flying agreement with Caesars Entertainment Inc. in December 2012.

Sources and Uses of Cash

Operating activities.   During 2012, our operating activities provided $176.8 million of cash compared to $129.9 million during 2011 as net income in 2012 increased $29.0 million over net income in 2011.  The cash flows provided by operations for 2012 were primarily the result of net income and increase in air traffic liability which results from passenger bookings for future travel.  In addition, as non-cash items such as depreciation and amortization expense reduce our net income without requiring current cash expenditure, the $15.5 million increase in that item from 2011 to 2012 also contributed to the increased cash flow from operations.

During 2011, our operating activities provided $129.9 million of cash compared to $98.0 million during 2010.  The higher cash provided by operating activities in 2011 compared to 2010, was driven by cash used in 2010 by the prepayment of $25.0 million for access to hotel rooms for sale through an agreement with one of our key Las Vegas partners and an increase in deferred income taxes.

Investing activities.  Cash used in investing activities for 2012 was $208.8 million compared to $208.2 million in 2011.  During 2012, our primary use of cash was for the purchase of property and equipment of $105.1 million and the purchase of investment securities, net of maturities, of $94.4 million.  Purchase of property and equipment during 2012 consisted primarily of expenditures associated with our 166 seat configuration project, engine purchases and costs related to our ongoing automation enhancement projects.

During 2011, our primary use of cash was for the purchase of investment securities of $131.8 million, net of maturities, with proceeds from the Term Loan, and the purchase of property and equipment of $86.6 million. Purchases of property and equipment during 2011 were primarily for the cash purchase of two Boeing 757-200 aircraft, MD-80 engines and other flight equipment purchases.  Compared to the $208.2 million of cash used in 2011, we provided cash of $6.8 million in 2010.  We generated $104.1 million in cash from maturities and sales of our short-term investments, net of purchases, offset by $98.5 million of cash used for the purchase of property and equipment.  Purchases of property and equipment during 2010 consisted of cash purchases of aircraft and induction costs associated with aircraft including payment of pre-delivery deposits on four Boeing 757-200 aircraft.

Financing activities.  Cash used in financing activities in 2012 was $29.1 million compared to cash provided by financing activities of $115.8 million in 2011. The majority of cash used in 2012 was related to payment of cash dividends to shareholders of $38.6 million and principal debt payments of $9.3 million.

In 2011, net of deferred financing costs, we received $136.6 million in proceeds from borrowing under the Term Loan and the issuance of notes payable associated with two loans secured by Boeing 757-200 aircraft.  Cash received from these financing activities was offset by $21.2 million of principal debt payments. Cash used in financing activities was $81.7 million in 2010, primarily used for the repurchase of our common stock in open market purchases of $53.8 million, payment on debt and capital lease obligations of $31.7 million and the payment of cash dividends to shareholders of $14.9 million.

Debt

Our long-term debt obligations increased from $146.1 million as of December 31, 2011 to $150.9 million as of December 31, 2012.  As of December 31, 2012, all of our in-service MD-80 and Boeing 757-200 aircraft were pledged to secure our debt obligations.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2012 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$182,817	$20,005	$33,006	$129,806	$-
Operating lease obligations (2)	146,620	8,742	25,440	36,511	75,927
Aircraft purchase obligations (3)	88,879	88,879	-	-	-
Airport fees under use and lease agreements (4)	26,783	11,514	15,269	-	-
Total future payments under contractual obligations	$445,099	$129,140	$73,715	$166,317	$75,927

(1)	Long-term debt obligations include scheduled interest payments.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we had $146.6 million of obligations under operating leases, primarily for aircraft, which were not reflected on our balance sheet.  In August 2012, we entered into operating lease agreements for nine Airbus A319 aircraft with lease term expiration dates ranging from 2021 to 2023.  In January 2013, we accepted delivery of the first of these A319 aircraft.

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

Various taxes and fees assessed on the sale of tickets to customers are collected by us as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in our consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists of agreements to provide charter service on a seasonal and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and sale of third party products. Air-related charges include optional services provided to passengers such as baggage fees, the use of our website to purchase scheduled service transportation, advance seat assignments and other services.  Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale.  Fees imposed on passengers making changes and cancellations to nonrefundable itineraries are air-related charges deemed independent of the original ticket sale.  Therefore, revenues from change fees or cancellation fees are recognized as they occur.

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

Accounting for Long-Lived Assets.  We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in operations, and estimated salvage values.

In estimating the useful lives and residual values of our aircraft, we have primarily relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from aircraft manufacturers.  Subsequent revisions to these estimates could be caused by changing market prices of our aircraft, changes in utilization of the aircraft and other fleet events.  We evaluate these estimates used for each reporting period and, when deemed necessary, adjust these estimates. To the extent a change in estimate for useful lives or salvage values of our property and equipment occurs, there could result an acceleration of depreciation expense associated with the change in estimate.

Aircraft maintenance and repair costs.  We account for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, we may be required under provisions of our lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned.  We had no maintenance deposits as of December 31, 2012 or December 31, 2011.

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

We recognize stock-based compensation expense over the requisite service period using a fair value approach. Determining the fair value requires judgment, and we use the Black-Scholes valuation model for stock options and SARs issued.  Cash-settled SARs are liability-based awards and fair value is updated each reporting period using the Black-Scholes valuation model for outstanding awards.  Significant judgment is required to establish the assumptions to be used in the Black-Scholes valuation model. These assumptions are for the volatility of our common stock, estimated term over which our stock options and SARs will be outstanding, and interest rate to be applied.

Expected volatilities used were based on the historical volatility of our common stock.

Expected term represents the weighted average time between the award’s grant date and its exercise date. We estimated our expected term assumption using historical award exercise activity and employee termination activity.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in Item 1A of this annual report on Form 10-K and generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of the economic downturn on leisure travel, terrorist attacks, risks inherent to airlines, our planned introduction of an additional aircraft type, demand for air services to our leisure destinations from the markets served by us, our ability to implement our growth strategy, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, our ability to obtain regulatory approvals, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to certain market risks, including changes in interest rates and commodity prices (specifically, aircraft fuel). The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2012 and 2011 represented approximately 48.7% and 47.7% of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2012 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $37.5 million for the year ended December 31, 2012. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our investment securities at December 31, 2012, which totaled $89.6 million in cash and cash equivalents, $239.1 million in short-term investments and $24.0 million in long-term investments.  We invest available cash in money market funds, investment grade commercial paper, government and corporate debt securities and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2012 and 2011, would have affected interest income from cash and investment securities by $3.4 million in 2012 and $2.3 million in 2011.

As of December 31, 2012, we had $122.4 million, including current maturities, of variable-rate debt from borrowings under our Term Loan.  A hypothetical 100 basis point change in interest rates in 2012 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

As of December 31, 2012, we had $28.5 million, including current maturities, of fixed-rate debt.  A hypothetical 100 basis point change in market interest rates in 2012 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegiant Travel Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited Allegiant Travel Company and subsidiaries’ (the “Company”)  internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 26, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
February 26, 2013

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
	December 31,
	2012	2011

Current assets:
Cash and cash equivalents	$89,557	$150,740
Restricted cash	10,046	13,986
Short-term investments	239,139	154,779
Accounts receivable, net	18,635	12,866
Expendable parts, supplies and fuel, net of allowance for obsolescence of $875 and $395 at December 31, 2012 and December 31, 2011, respectively	18,432	14,539
Prepaid expenses	24,371	24,861
Deferred income taxes	796	13
Other current assets	14,291	4,577
Total current assets	415,267	376,361
Property and equipment, net	351,204	307,842
Restricted cash, net of current portion	150	1,500
Long-term investments	24,030	14,007
Investment in and advances to unconsolidated affiliates, net	2,007	1,980
Deposits and other assets	5,536	5,053
Total assets	$798,194	$706,743

Current liabilities:
Current maturities of long-term debt	$11,623	$7,885
Accounts payable	14,533	16,756
Accrued liabilities	36,476	34,096
Air traffic liability	147,914	118,768
Total current liabilities	210,546	177,505
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	139,229	138,184
Deferred income taxes	46,695	39,550
Total liabilities	396,470	355,239
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,899,155 and 21,573,794 shares issued; 19,333,516 and 19,079,907 shares outstanding, as of December 31, 2012 and December 31, 2011, respectively	22	22
Treasury stock, at cost, 2,565,639 and 2,493,887 shares at December 31, 2012 and December 31, 2011, respectively	(102,829)	(97,835)
Additional paid in capital	201,012	187,013
Accumulated other comprehensive loss, net	(69)	(26)
Retained earnings	302,325	262,330
Total Allegiant Travel Company stockholders' equity	400,461	351,504
Noncontrolling interest	1,263	-
Total equity	401,724	351,504
Total liabilities and stockholders' equity	$798,194	$706,743

 The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share amounts)

	Year ended December 31,
	2012	2011	2010

OPERATING REVENUE:
Scheduled service revenue	$586,036	$514,984	$427,825
Ancillary revenue:
Air-related charges	235,436	180,078	169,640
Third party products	36,124	29,916	24,366
Total ancillary revenue	271,560	209,994	194,006
Fixed fee contract revenue	42,905	43,690	40,576
Other revenue	8,218	10,449	1,234
Total operating revenue	908,719	779,117	663,641

OPERATING EXPENSES:
Aircraft fuel	378,195	330,657	243,671
Salary and benefits	133,295	119,856	108,000
Station operations	78,357	66,709	62,620
Maintenance and repairs	73,897	81,228	60,579
Sales and marketing	19,222	19,905	17,062
Aircraft lease rentals	-	1,101	1,721
Depreciation and amortization	57,503	41,975	34,965
Other	35,946	32,242	30,367
Total operating expenses	776,415	693,673	558,985
OPERATING INCOME	132,304	85,444	104,656

OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(99)	(9)	(14)
Interest income	(983)	(1,236)	(1,184)
Interest expense	8,739	7,175	2,522
Total other (income) expense	7,657	5,930	1,324
INCOME BEFORE INCOME TAXES	124,647	79,514	103,332
PROVISION FOR INCOME TAXES	46,233	30,116	37,630
NET INCOME	78,414	49,398	65,702
Net loss attributable to noncontrolling interest	(183)	-	-
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$78,597	$49,398	$65,702
Earnings per share to common stockholders:
Basic	$4.10	$2.59	$3.36
Diluted	$4.06	$2.57	$3.32
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,079	18,935	19,407
Diluted	19,276	19,125	19,658

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except for share amounts)

	Year ended December 31,
	2012	2011	2010

Net income	$78,414	$49,398	$65,702
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(69)	(27)	(159)
Income tax expense related to unrealized loss on available-for-sale securities	26	10	58
Total other comprehensive income (loss)	(43)	(17)	(101)
Total comprehensive income	78,371	49,381	65,601
Comprehensive loss attributable to noncontrolling interest	(183)	-	-
Comprehensive income attributable to Allegiant Travel Company	$78,554	$49,381	$65,601

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Accumulated other			Total Allegiant Travel Company		Total
	Shares	Par value	APIC	comprehensive income (loss)	Retained earnings	Treasury shares	stockholders' equity	Noncontrolling interest	stockholders' equity
Balance at December 31, 2009	21,089	$21	$171,887	$92	$162,172	$(42,149)	$292,023	$-	$292,023
Stock-based compensation expense	-	-	4,437	-	-	-	4,437	-	4,437
Issuance of restricted stock	94	-	-	-	-	-	-	-	-
Exercises of stock options	119	-	3,157	-	-	-	3,157	-	3,157
Exercise of warrants	163	-	715	-	-	-	715	-	715
Tax benefit from stock-based compensation	-	-	821	-	-	-	821	-	821
Cancellation of restricted stock	(8)	-	-	-	-	-	-	-	-
Reclassification of stock awards to liabilities	-	-	(313)	-	-	-	(313)	-	(313)
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(53,764)	(53,764)	-	(53,764)
Cash dividends, $0.75 per share	-	-	-	-	(14,942)	-	(14,942)	-	(14,942)
Unrealized loss on short-term investments, net of tax	-	-	-	(101)	-	-	(101)	-	(101)
Net income	-	-	-	-	65,702	-	65,702	-	65,702
Balance at December 31, 2010	21,456	$21	$180,704	$(9)	$212,932	$(95,913)	$297,735	$-	$297,735
Stock-based compensation expense	-	-	4,201	-	-	-	4,201	-	4,201
Issuance of restricted stock	49	-	-	-	-	-	-	-	-
Exercises of stock options	73	1	1,834	-	-	-	1,835	-	1,835
Tax benefit from stock-based compensation	-	-	274	-	-	-	274	-	274
Cancellation of restricted stock	(4)	-	-	-	-	-	-	-	-
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(1,922)	(1,922)	-	(1,922)
Unrealized loss on short-term investments, net of tax	-	-	-	(17)	-	-	(17)	-	(17)
Net income	-	-	-	-	49,398	-	49,398	-	49,398
Balance at December 31, 2011	21,574	$22	$187,013	$(26)	$262,330	$(97,835)	$351,504	$-	$351,504
Stock-based compensation expense	-	-	3,660	-	-	-	3,660	-	3,660
Issuance of restricted stock	94	-	-	-	-	-	-	-	-
Exercises of stock options and stock-settled SARs	250	-	7,542	-	-	-	7,542	-	7,542
Tax benefit from stock-based compensation	-	-	2,797	-	-	-	2,797	-	2,797
Assets acquired and services rendered in sale of ownership interest in subsidiary	-	-	-	-	-	-	-	1,446	1,446
Cancellation of restricted stock	(19)	-	-	-	-	-	-	-	-
Shares repurchased by the Company and held as treasury shares	-	-	-	-	-	(4,994)	(4,994)	-	(4,994)
Cash dividends, $2.00 per share	-	-	-	-	(38,602)	-	(38,602)	-	(38,602)
Unrealized loss on short-term investments, net of tax	-	-	-	(43)	-	-	(43)	-	(43)
Net income (loss)	-	-	-	-	78,597	-	78,597	(183)	78,414
Balance at December 31, 2012	21,899	22	$201,012	$(69)	$302,325	$(102,829)	$400,461	$1,263	$401,724

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010

OPERATING ACTIVITIES:
Net income	$78,414	$49,398	$65,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,503	41,975	34,965
Loss on aircraft and other equipment disposals	4,084	4,794	2,878
Provision for obsolescence of expendable parts, supplies and fuel	480	225	(489)
Amortization of deferred financing costs and original issue discount	579	411	-
Stock-based compensation expense	4,069	4,735	4,437
Deferred income taxes	6,362	13,977	(737)
Excess tax benefits from stock-based compensation	(2,724)	(409)	(821)
Changes in certain assets and liabilities:
Restricted cash	5,290	5,801	(3,446)
Accounts receivable	(5,769)	(5,014)	(376)
Expendable parts, supplies and fuel	(4,373)	(1,381)	(2,221)
Prepaid expenses	490	(790)	(17,231)
Other current assets	286	(3,337)	195
Accounts payable	891	3,065	4,526
Accrued liabilities	2,044	(910)	(276)
Air traffic liability	29,146	17,371	10,850
Net cash provided by operating activities	176,772	129,911	97,956
INVESTING ACTIVITIES:
Purchase of investment securities	(385,095)	(359,035)	(84,306)
Proceeds from maturities of investment securities	290,669	227,232	188,436
Purchase of property and equipment, including pre-delivery deposits	(105,084)	(86,582)	(98,499)
Interest during refurbishment of aircraft	(498)	(405)	-
Proceeds from sale of property and equipment	1,613	951	483
Investment in unconsolidated affiliates, net	(27)	3	(630)
Increase in deposits and other assets	(10,405)	9,613	1,298
Net cash (used in) provided by investing activities	(208,827)	(208,223)	6,782
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(38,602)	-	(14,942)
Excess tax benefits from stock-based compensation	2,724	409	821
Proceeds from exercise of stock options and stock-settled SARs	7,542	1,834	3,157
Proceeds from exercise of warrants	-	-	715
Proceeds from the issuance of long-term debt	13,981	139,000	14,000
Repurchase of common stock	(4,994)	(1,922)	(53,764)
Principal payments on long-term debt	(9,321)	(21,151)	(31,671)
Payments for deferred financing costs	(308)	(2,411)	-
Payments for sale of ownership interest in subsidiary	(150)	-	-
Net cash (used in) provided by financing activities	(29,128)	115,759	(81,684)
Net change in cash and cash equivalents	(61,183)	37,447	23,054
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,740	113,293	90,239
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,557	$150,740	$113,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Transactions:
Interest paid	$8,638	$6,592	$2,496
Income taxes paid, net of refunds	$37,937	$23,507	$36,986

Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$1,225	$-	$-
Deposits applied against flight equipment purchase	$980	$1,277	$-
Maintenance deposits applied against aircraft purchases	$-	$-	$1,982
Notes payable issued for aircraft and equipment	$-	$-	$14,000

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012, 2011 and 2010
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its majority-owned operating subsidiaries. Investments in affiliates in which ownership interest ranges from 20 to 50 percent and provides the Company the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the prior period’s financial statements to conform to year ended December 31, 2012 classifications.  These reclassifications had no effect on the previously reported net income.

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

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Accounts Receivable

Accounts receivable are carried at cost. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, and amounts due related to fixed fee charter agreements.

Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date.  Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year.  As of December 31, 2012, the Company’s long-term investments consisted of government debt securities and municipal debt securities with contractual maturities of less than 18 months.  Investment securities consisted of the following:

	As of December 31, 2012				As of December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$3,689	$-	$-	$3,689	$50,559	$-	$-	$50,559
Certificates of deposit	5,862	1	-	5,863	-	-	-	-
Commercial paper	82,163	16	(42)	82,137	63,466	4	(19)	63,451
Municipal debt securities	190,507	-	(33)	190,474	140,249	11	(14)	140,246
Government debt securities	22,011	2	-	22,013	14,008	-	(1)	14,007
Corporate debt securities	33,310	-	(13)	33,297	26,847	2	(9)	26,840
Total	$337,542	$19	$(88)	$337,473	$295,129	$17	$(43)	$295,103

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had minimal realized losses during the years ended December 31, 2012 and 2011 and no realized gains or losses during the year ended December 31, 2010.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations.  An allowance for obsolescence on aircraft spare parts is provided over the remaining useful life of the Company’s aircraft fleet.

Software Capitalization

The Company capitalizes certain costs related to the development of computer software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of three to five years.  The Company had unamortized computer software development costs of $16,233 and $6,646 as of December 31, 2012 and 2011, respectively.  Amortization expense related to computer software was $1,539, $986 and $185 for the years ended December 31, 2012, 2011 and 2010, respectively. Costs incurred during the preliminary and post-implementation stages of software development are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft and engines (years)	2	-	10
Rotable parts (years)		7
Ground equipment and leasehold improvements (years)	3	-	7

Aircraft and engines have an estimated average residual value of 20.8% of original cost; other property and equipment are assumed to have no residual value.

In estimating the useful lives and residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from aircraft manufacturers.  Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft and other fleet events.  The Company evaluates these estimates used for each reporting period and, when deemed necessary, adjusts these estimates. To the extent a change in estimate for useful lives or residual values of the Company’s property and equipment occurs, there could result an acceleration of depreciation expense associated with the change in estimate.

Aircraft under capital lease arrangements are depreciated over the shorter of the useful life of the aircraft or remaining lease term. Depreciation for these aircraft is included in depreciation and amortization expense in the Company’s consolidated statements of income. In September 2010, the Company exercised early purchase options and took ownership of aircraft subject to capital leases.  Subsequent to the purchase of these aircraft, the Company no longer had aircraft under capital lease arrangements.

Investment in Unconsolidated Affiliates

The Company uses the equity method to account for AFH Inc.’s, a wholly-owned subsidiary, investment in a fuel venture. AFH, Inc. has a 50% interest in a jointly owned entity with OSI (an affiliate of the Orlando Sanford International Airport) to handle certain fuel operations for the Orlando Sanford International Airport. The entity, SFB Fueling LLC, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers at the Orlando Sanford International Airport. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company’s proportionate allocation of net income or loss from this investment and from an investment in an aviation services company are reported in the Company’s consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company’s consolidated balance sheet. These investments treated under the equity method are not material to the financial position or results of operations of the Company.

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt and ceases when the asset is ready for service. For the years ended December 31, 2012 and 2011, respectively, the Company recorded gross interest expense of $9,237 and $7,580, of which $498 and $405, respectively, was capitalized. The Company had no capitalized interest during the year ended December 31, 2010.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in operations, and estimated salvage values.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred impairment losses on spare engine parts of $2,768, $2,486 and $2,878, respectively.

Revenue Recognition

Scheduled service revenue consists of passenger revenue generated from limited frequency nonstop flights in the Company’s route network recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of agreements to provide charter service on a seasonal and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue consists of passenger revenue from air-related charges and third party products. Air-related charges include optional services provided to passengers such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments and other services.  Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale.  Fees imposed on passengers making changes or cancellations to nonrefundable itineraries are air-related charges deemed independent of the original ticket sale.  Therefore, revenues from change fees and cancellation fees are recognized as they occur.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $4,201, $5,159 and $4,742 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

For the years ended December 31, 2012, 2011 and 2010, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Year ended December 31,
	2012	2011	2010
Basic:
Net income attributable to Allegiant Travel Company	$78,597	$49,398	$65,702
Less: Net income allocated to participating securities	(295)	(283)	(402)
Net income attributable to common stock	$78,302	$49,115	$65,300
Net income per share, basic	$4.10	$2.59	$3.36

Weighted-average shares outstanding	19,079	18,935	19,407

Diluted:
Net income attributable to Allegiant Travel Company	$78,597	$49,398	$65,702
Less: Net income allocated to participating securities	(292)	(280)	(398)
Net income attributable to common stock	78,305	49,118	65,304
Net income per share, diluted	$4.06	$2.57	$3.32

Weighted-average shares outstanding	19,079	18,935	19,407
Dilutive effect of stock options, stock purchase warrants, restricted stock and stock-settled stock appreciation rights	228	209	305
Adjusted weighted-average shares outstanding under treasury stock method	19,307	19,144	19,712
Participating securities excluded under two-class method	(31)	(19)	(54)
Adjusted weighted-average shares outstanding under two-class method	19,276	19,125	19,658

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost relating to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options and stock appreciation rights (“SARs”), and based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period (the vesting period of the award). The vesting period of the Company’s awards is generally three years. The Company’s stock-based employee compensation plan is more fully discussed in Note 12—Employee Benefit Plans.

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

Accounting standards for income taxes utilizes a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. Accounting for income taxes standards generally identify the term “more likely than not” to represent the likelihood of occurrence to be greater than 50%.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends Topic 220 in the FASB Accounting Standards Codification (“ASC”) for the presentation of comprehensive income in the financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. Under both alternatives, companies are required to present each component of net income and comprehensive income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), to defer the effective date of the specific requirement to present items reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the updated guidance during the first quarter of 2012. Adoption impacts the presentation of the Company’s consolidated financial statements, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

3.  Property and Equipment

At December 31, 2012, the Company owned 58 MD-80 aircraft and five Boeing 757-200 aircraft in revenue service.  As of that date, the Company also owned one Boeing 757-200 aircraft previously leased out to a third party, which was placed into revenue service in January 2013.  At December 31, 2011, the Company owned 56 MD-80 aircraft and one Boeing 757-200 aircraft in revenue service. As of that date, the Company also owned three MD-80 aircraft not in revenue service and three Boeing 757-200 aircraft leased out to third parties on a short-term basis.

Property and equipment consist of the following:

	As of December 31, 2012	As of December 31, 2011
Flight equipment	$515,501	$431,924
Ground property and equipment	43,318	30,301
Total property and equipment	558,819	462,225
Less accumulated depreciation and amortization	(207,615)	(154,383)
Property and equipment, net	$351,204	$307,842

4.  Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2012	As of December 31, 2011
Salaries, wages and benefits	$11,827	$11,169
Maintenance and repairs	8,632	11,414
Passenger taxes and fees payable	5,851	4,662
Station expenses	8,935	6,037
Interest payable	522	501
Other accruals	709	313
Total accrued liabilities	$36,476	$34,096

5.  Long-Term Debt

Long-term debt consists of the following:

	As of December 31, 2012	As of December 31, 2011

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	122,376	123,522
Note payable, secured by aircraft, interest at 4.65%, due July 2016	12,668	-
Note payable, secured by aircraft, interest at 4.95%, due October 2015	5,102	6,739
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	4,150	5,814
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	6,556	9,994
Total long-term debt	150,852	146,069
Less current maturities	11,623	7,885
Long-term debt, net of current maturities	$139,229	$138,184

Maturities of long-term debt, as of December 31, 2012, for the next five years and thereafter, in aggregate, are:  2013 - $11,623; 2014 - $11,222; 2015 - $6,861; 2016 - $3,354; 2017 - $117,792; and thereafter – none.

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

On November 21, 2012, the Company entered into an amendment to the Term Loan increasing the limits on restricted payments and capital expenditures and providing more flexibility with respect to additional capital expenditures during the remaining term of the Term Loan.

As of December 31, 2012, management believes the Company is in compliance with all covenants under the Term Loan and no events had occurred which would have required any prepayment of the debt.

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

6.  Leases

The Company leases aircraft and other assets, including office facilities, airport and terminal facilities and office equipment.  These leases have terms extending through 2023.  Total rental expense for aircraft and non-aircraft operating leases for the years ended December 31, 2012, 2011 and 2010 was $8,322, $8,336 and $8,742, respectively.

Aircraft leases

In August 2012, the Company entered into operating lease agreements for nine Airbus A319 aircraft with lease term expiration dates ranging from 2021 to 2023.  In January 2013, the Company accepted delivery of the first of these nine aircraft.  The operating lease agreements contain aircraft return provisions which require the Company to compensate the lessor based on specific time remaining on certain aircraft and engine components between scheduled maintenance events.  These costs of returning aircraft to lessors are accounted for in a manner similar to the accounting for contingent rent.  These costs are recognized over the remaining life of the lease as aircraft hours accumulate, beginning from the time when the Company determines it is probable such costs will be incurred and can generally be estimated.

 As of December 31, 2011, the Company was party to operating lease agreements for two MD-80 aircraft. In December 2011, the Company exercised purchase options on these two aircraft and took ownership of the aircraft in January 2012. In February 2010, the Company exercised purchase options on two MD-80 aircraft under operating leases and took ownership of the aircraft in October 2010.

Airport and other facilities leases

The office facilities under lease include approximately 70,000 square feet of space for the Company’s primary corporate offices.  The lease expires in 2018, has two five-year renewal options, but the Company has the right to terminate after the seventh year of the lease in April 2015. The Company has the right to purchase the building at fair value under the terms of the lease.  The Company is responsible for its share of common area maintenance charges. The Company also leases approximately 10,000 square feet of office space in a building adjacent to its corporate offices which is utilized for training and other corporate purposes.

Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions. Leasehold improvements made at these facilities are not material.

Scheduled future minimum lease payments

At December 31, 2012, scheduled future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

Operating Leases
2013	$8,742
2014	8,981
2015	16,459
2016	18,209
2017	18,302
Thereafter	75,927
Total	$146,620

In addition, scheduled future minimum airport fee payments under airport use and lease agreements with fixed and remaining non-cancelable terms in excess of one year are: 2013 - $11,514; 2014 - $10,179;  2015 - $5,090; and thereafter - none.

7.  Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program.  During 2012, the Company repurchased 54,730 shares through open market purchases at an average cost of $72.73 per share for a total expenditure of $3,981. During 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493. As of December 31, 2012, the Company had $40,953 in unused stock repurchase authority remaining under the Board approved program.

On November 13, 2012, the Company’s Board of Directors declared a one-time cash dividend of $2.00 per share on its outstanding common stock payable to stockholders of record on November 30, 2012.  On December 14, 2012, the Company paid cash dividends of $38,602 to these stockholders.

On May 3, 2010, 162,500 shares of the Company’s common stock were issued through the exercise of warrants.  These warrants were issued to a placement agent in connection with a private placement of equity in 2005.  The Company received $715 in proceeds from the exercise of these warrants.

On April 26, 2010, the Company’s Board of Directors declared a one-time cash dividend of $0.75 per share on its outstanding common stock payable to stockholders of record on May 14, 2010.  On June 1, 2010, the Company paid cash dividends of $14,942 to these stockholders.

8.  Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A three-tier fair value hierarchy is established in accounting standards which prioritizes the inputs used in measuring fair value as follows:

Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices in    active markets for similar assets or liabilities

Level 3 - unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, government debt securities, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

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

Assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$3,689	$3,689	$-	$-
Commercial paper	370	-	370	-
Municipal debt securities	70,245	-	70,245	-
Total cash equivalents	74,304	3,689	70,615	-

Short-term investments
Certificates of deposit	5,863	-	5,863	-
Commercial paper	81,767	-	81,767	-
Municipal debt securities	106,207	-	106,207	-
Government debt securities	12,005	-	12,005	-
Corporate debt securities	33,297	-	33,297	-
Total short-term investments	239,139	-	239,139	-
Long-term investments
Municipal debt securities	14,022	-	14,022	-
Government debt securities	10,008	-	10,008	-
Total long-term investments	24,030	-	24,030	-

Total investment securities	$337,473	$3,689	$333,784	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$50,559	$50,559	$-	$-
Commercial paper	12,030	-	12,030	-
Municipal debt securities	63,728	-	63,728	-
Total cash equivalents	126,317	50,559	75,758	-

Short-term investments
Commercial paper	51,421	-	51,421	-
Municipal debt securities	76,518	-	76,518	-
Corporate debt securities	26,840	-	26,840	-
Total short-term investments	154,779	-	154,779	-
Long-term investments
Government debt securities	14,007	-	14,007	-
Total long-term investments	14,007	-	14,007	-

Total investment securities	$295,103	$50,559	$244,544	$-

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2012 or 2011.

The carrying value for all long-term debt, including current maturities, owed by the Company as of December 31, 2012 and 2011 approximates fair value. The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's long-term debt was estimated using discounted cash flow assumptions based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

9.  Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of the provision (benefit) for income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$36,409	$16,920	$32,082
State	3,462	2,890	2,607
Total current	39,871	19,810	34,689

Deferred:
Federal	6,082	9,982	3,030
State	280	324	(89)
Total deferred	6,362	10,306	2,941
Total income tax provision	$46,233	$30,116	$37,630

The Company recorded $2,797, $274 and $821 as an increase to additional paid in capital and reduction to taxes payable for certain tax benefits from employee stock-based compensation for the years ended December 31, 2012, 2011 and 2010 respectively.

Reconciliations of the statutory income tax rate and the Company’s effective tax rate for 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	$43,627	$27,830	$36,166
State income taxes, net of federal income tax benefit	2,301	1,328	1,284
Other	305	958	180
Total income tax expense	$46,233	$30,116	$37,630

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities

Current:
Accrued Vacation	$935	$-	$775	$-
Prepaid expenses	-	(3,769)	-	(3,489)
State taxes	1,120	-	636	-
Accrued property taxes	815	-	610	-
Other	1,695	-	1,481	-
Total current	4,565	(3,769)	3,502	(3,489)

Noncurrent:
Depreciation	-	(49,687)	-	(42,932)
Goodwill	717	-	826	-
Stock-based compensation expense	2,118	-	2,478	-
Other	157	-	78	-
Total noncurrent:	2,992	(49,687)	3,382	(42,932)
Total	$7,557	$(53,456)	$6,884	$(46,421)

The Company paid income taxes, net of refunds, of $37,937, $23,507 and 36,986 in 2012, 2011 and 2010 respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	As of December 31,
	2012	2011	2010
Beginning Balance	$-	$3,619	$-
Increases for tax position of prior years	-	-	3,277
Increases for tax position of current year	-	-	342
Decreases for tax positions of prior years	-	(1,754)	-
Settlements	-	-	-
Decreases for lapses in statute of limitations	-	(1,865)	-
Ending Balance	$-	$-	$3,619

For the years ended December 31, 2012 and 2011 the Company did not recognize a liability for uncertain tax positions.  For the year ended December 2010, the Company recognized a liability for uncertain tax positions of $3,619.  During the third quarter of 2011, the liability recognized for the uncertain tax positions decreased by $3,619 as a result of lapses in statute of limitations, changes in judgment and other items.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction as well as multiple state jurisdictions.  The Company is not currently under examination by the IRS.  The Company's federal income tax return for 2011 remains open to examination.  Various state and local tax returns remain open to examination.  The Company believes that any potential assessment would be immaterial.

10.   Related Party Transactions

The building where the Company maintains its headquarters is leased from a limited liability company in which the Chief Executive Officer and two other Directors own significant interests as non-controlling members. The Company leases additional office space for use as its training facility which is located in a building adjacent to the Company’s headquarters. The second building is also owned by a limited liability company in which the Chief Executive Officer and two other Directors own significant interests as non-controlling members.  Under the terms of these agreements, the Company made rent payments of $2,303, $2,284 and $2,361 in 2012, 2011 and 2010, respectively.

11.  Financial Instruments and Risk Management

The Company’s debt with a carrying value of $150,852 and $146,069 as of December 31, 2012 and 2011, respectively, approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow assumptions based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

12.  Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering substantially all eligible employees. Under the plan, employees may contribute up to 90% of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5% of eligible employee wages.  The Company recognized expense under this plan of $2,537, $2,002 and $1,650 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Compensation expense

For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $4,069, $4,735 and $4,437 respectively, in the consolidated statements of income related to stock options, SARs (stock-settled and cash-settled) and restricted stock.

The unrecognized compensation cost and weighted-average period over which the cost is expected to be recognized for nonvested awards as of December 31, 2012 are presented below:

	Unrecognized Compensation Cost	Weighted Average Period (years)
Restricted stock	3,698	1.88
Cash-settled SARs	536	1.23
Total`	$4,234	1.80

Fair value

The fair value of stock options and stock-settled SARs granted were estimated as of the grant date using the Black-Scholes option-pricing model.  No stock options or stock-settled SARs were granted during the years ended December 31, 2012, 2011 or 2010.

Cash-settled SARs are liability-based awards and the fair value and compensation expense recognized for these awards are updated each reporting period.  The following assumptions used in the Black-Scholes option-pricing model were considered to determine the updated fair value at the years ended:

	2012	2011	2010

Weighted-average volatility	33.62%	58.32%	N/A
Expected term (in years)	1.5	2.6	N/A
Risk-free interest rate	0.45%	0.80%	N/A
Expected dividends	-	-	N/A

Expected volatilities used for award valuation in 2012 and 2011 were based on the historical volatility of the Company’s own common stock.

Expected term represents the weighted average time between the award’s grant date and its exercise date. The Company estimated its expected term assumption in 2012 and 2011 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of the award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The contractual terms of the Company’s stock option and SAR awards granted range from five to ten years.

Stock options and stock-settled SARs

 A summary of option and stock-settled SARs activity as of December 31, 2012 and changes during the year then ended is presented below:

	Options and Stock-Settled SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	493,433	$34.34
Granted	-	-
Exercised	(264,743)	32.13
Forfeited	-	-
Outstanding at December 31, 2012	228,690	$36.89	2.10	$ 8,351

No options or stock-settled SARs were granted during the years ended December 31, 2012, 2011 or 2010 and all of these outstanding awards are fully vested and exercisable as of December 31, 2012.  During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of options and SARs exercised was $9,123, $1,407 and $2,972 respectively. Cash received from option and SAR exercises for the years ended December 31, 2012, 2011 and 2010 was $7,542, $1,834 and $3,157, respectively.

Restricted stock awards

A summary of the status of the Company’s nonvested restricted stock grants during the year ended December 31, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	107,223	$47.22
Granted	93,825	55.09
Vested	(54,044)	46.93
Forfeited	(18,975)	50.42
Nonvested at December 31, 2011	128,029	$52.63

The weighted average grant date fair value per share of restricted stock grants during the years ended December 31, 2012, 2011 and 2010 was $55.09, $43.32 and $52.44, respectively.  The total fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $2,537, $2,131 and $899, respectively.

Cash-settled stock appreciation rights

A summary of cash-settled SARs awards activity during the year ended December 31, 2012 is presented below:

	Cash-Settled SARs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	116,123	$19.01
Granted	-	-
Exercises	(13,193)	19.01
Forfeited	(5,821)	19.01
Outstanding at December 31, 2012	97,109	$19.01
Exercisable at December 31, 2012	23,982	19.01

No cash-settled SARs were granted during 2012 or 2010.  The weighted average grant date fair value per share of cash-settled SARs granted during the year ended December 31, 2011 was $19.01. As of December 31, 2012, the fair value of the liability related to the outstanding cash-settled SARs was $1,166.

13.  Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized below.

	March 31	June 30	September 30	December 31
2012
Operating revenues	$237,851	$231,166	$216,864	$222,838
Operating income	36,311	41,868	28,748	25,377
Net income attributable to Allegiant Travel Company	21,703	25,183	16,945	14,766
Earnings per share to common stockholders:
Basic	1.13	1.31	0.88	0.78
Diluted	1.12	1.30	0.87	0.76

2011
Operating revenues	$193,231	$200,449	$191,500	$193,937
Operating income	27,827	20,712	16,731	20,174
Net income attributable to Allegiant Travel Company	17,153	11,949	9,486	10,810
Earnings per share to common stockholders:
Basic	0.90	0.63	0.50	0.57
Diluted	0.89	0.62	0.49	0.56

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares outstanding and other dilutive potential common shares.

14.  Commitments and Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. Management believes after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

In December 2012, the Company entered into purchase agreements for seven Airbus A320 aircraft.  As of December 31, 2012, the contractual obligations under the purchase agreements were $83,145 to be paid in 2013 upon taking ownership of the aircraft.

In November 2011, the Company entered into a purchase agreement to purchase up to 13 MD-80 aircraft and 12 JT8D-219 spare aircraft engines.  As of December 31, 2012, the remaining contractual obligations under the purchase agreement were $5,734 to be paid in 2013, upon taking ownership of the remaining aircraft and spare engines.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework. Based on our assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 4, 2013, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 4, 2013, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 4, 2013, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 4, 2013, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 4, 2013, which Proxy Statement is to be filed with the Commission.

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

Exhibit Number	Description
3.1*	Articles of Incorporation of Allegiant Travel Company.
3.2	Bylaws of Allegiant Travel Company as amended on January 28, 2013
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
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

10.4	Form of Indemnification Agreement.
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

10.7
Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009.)

10.8
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009.)

10.9
Employment Agreement dated as of October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.10
Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.11
Agreement dated October 15, 2009 and Amendment dated June 1, 2010 between the Company and entities known collectively as Harrah’s. (3)  (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 9, 2010.)

10.12
Credit Agreement dated as of March 10, 2011 between the Company, the Lenders, Citadel Securities Trading LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent for the Lenders. (2) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.13
Guarantee and Collateral Agreement dated as of March 10, 2011 between the Company and The Bank of New York Mellon, collateral agent. (2) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.14
Aircraft Security Agreement dated as of March 10, 2011, between the Company and The Bank of New York Mellon as collateral agent. (2) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.15
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.)

10.16
Successor Agent Agreement dated March 8, 2012, with certain Lenders and Gleacher Products Corp. as successor administrative agent.  (Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended March 31, 2012, filed with the Commission on May 7, 2012.)

10.17	Amendment to Lease Agreement dated September 1, 2012 between Windmill Durango Office, LLC and Allegiant Air, LLC.
10.18
Amendment to Credit Agreement dated as of November 21, 2012 between the Company, the Lenders, Gleacher Products Corp., administrative agent, and the Bank of New York Mellon, collateral agent for the Lenders.

10.19	Amendment to Aircraft Security Agreement dated as of November 21, 2012 between the Company and the Bank of New York Mellon, collateral agent for the Lenders.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Cash Flow Statements for the years ended December 31, 2012, 2011 and 2010 (vi) the Notes to the Consolidated Financial Statements.  (3)

*	Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

(2)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(3)
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 26, 2013.

Allegiant Travel Company

By:	/s/ SCOTT SHELDON
Scott Sheldon
Chief Financial Officer

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Scott Sheldon and Maurice J. Gallagher, Jr., as his or her  true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 26, 2013
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	February 26, 2013
Scott Sheldon	(Principal Financial and Accounting Officer)

/s/ Montie Brewer	Director	February 26, 2013
Montie Brewer

/s/ Gary Ellmer	Director	February 26, 2013
Gary Ellmer

	Director	February , 2013
Timothy P. Flynn

/s/ Linda Marvin	Director	February 26, 2013
Linda Marvin

/s/ Charles W. Pollard	Director	February 26, 2013
Charles W. Pollard

/s/ John Redmond	Director	February 26, 2013
John Redmond

The following exhibits are filed as part of this report.

Exhibit Number	Description
3.2	By-laws as amended on January 28, 2013.
10.4	Form of Indemnification Agreement.
10.17	Amendment to Lease agreement dated September 1, 2012 between Windmill Durango Office, LLC and Allegiant Air, LLC.
10.18
Amendment to Credit Agreement dated as of November 12, 2012 between the Company, the Lenders, Gleacher Products Corp., administrative agent, and the Bank of New York Mellon, collateral agent for the Lenders.

10.19	Amendment to Aircraft Security Agreement dated as of November 12, 2012 between the Company and the Bank of New York Mellon, collateral agent for the Lenders.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 (v) Consolidated Cash Flow Statements for the years ended December 31, 2012, 2011 and 2010 (vi) the Notes to the Consolidated Financial Statements.  (3)

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