Form 10-Q
period 2013-03-31
Allegiant Travel CO
filed 2013-05-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2013 was 19,084,595.

Allegiant Travel Company

Form 10-Q
March 31, 2013

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements	3

• Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

• Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited)	4

• Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited)	5

• Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6

• Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION	20

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 6. Exhibits	21

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)

Current assets:
Cash and cash equivalents	$116,607	$89,557
Restricted cash	11,873	10,046
Short-term investments	284,697	239,139
Accounts receivable, net	14,616	18,635
Expendable parts, supplies and fuel, net of allowance for obsolescence of $1,055 and $875 at March 31, 2013 and December 31, 2012, respectively	15,504	18,432
Prepaid expenses	26,658	24,371
Deferred income taxes	851	796
Other current assets	3,871	14,291
Total current assets	474,677	415,267
Property and equipment, net	346,030	351,204
Restricted cash, net of current portion	150	150
Long-term investments	30,488	24,030
Investment in and advances to unconsolidated affiliates, net	2,716	2,007
Deposits and other assets	5,192	5,536
Total assets	$859,253	$798,194

Current liabilities:
Current maturities of long-term debt	$11,873	$11,623
Accounts payable	18,933	14,533
Accrued liabilities	43,255	36,476
Air traffic liability	185,901	147,914
Total current liabilities	259,962	210,546
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	136,128	139,229
Deferred income taxes	50,957	46,695
Total liabilities	447,047	396,470
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 21,983,851 and 21,899,155 shares issued; 19,121,738 and 19,333,516 shares outstanding, as of March 31, 2013 and December 31, 2012, respectively	22	22
Treasury stock, at cost, 2,862,113 and 2,565,639 shares at March 31, 2013 and December 31, 2012, respectively	(126,009)	(102,829)
Additional paid in capital	202,669	201,012
Accumulated other comprehensive loss, net	(17)	(69)
Retained earnings	334,257	302,325
Total Allegiant Travel Company stockholders' equity	410,922	400,461
Noncontrolling interest	1,284	1,263
Total equity	412,206	401,724
Total liabilities and stockholders' equity	$859,253	$798,194

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended March 31,
	2013	2012

OPERATING REVENUE:
Scheduled service revenue	$179,933	$161,634
Ancillary revenue:
Air-related charges	76,813	55,144
Third party products	10,717	9,122
Total ancillary revenue	87,530	64,266
Fixed fee contract revenue	5,187	9,631
Other revenue	309	2,320
Total operating revenue	272,959	237,851

OPERATING EXPENSES:
Aircraft fuel	108,491	102,411
Salary and benefits	41,162	33,268
Station operations	19,345	19,529
Maintenance and repairs	18,128	21,465
Sales and marketing	5,808	5,460
Aircraft lease rentals	303	-
Depreciation and amortization	16,892	11,970
Other	10,463	7,437
Total operating expenses	220,592	201,540
OPERATING INCOME	52,367	36,311

OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(38)	(45)
Interest income	(262)	(244)
Interest expense	2,188	2,074
Total other (income) expense	1,888	1,785
INCOME BEFORE INCOME TAXES	50,479	34,526
PROVISION FOR INCOME TAXES	18,648	12,823
NET INCOME	31,831	21,703
Net loss attributable to noncontrolling interest	(101)	-
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$31,932	$21,703

Earnings per share to common stockholders:
Basic	$1.66	$1.13
Diluted	$1.65	$1.12

Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	19,081	18,989
Diluted	19,207	19,200

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012

Net income	$31,831	$21,703
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	83	(136)
Income tax (expense) benefit related to unrealized income (loss) on available-for-sale securities	(31)	50
Total other comprehensive income (loss)	52	(86)
Total comprehensive income	31,883	21,617
Comprehensive loss attributable to noncontrolling interest	(101)	-
Comprehensive income attributable to Allegiant Travel Company	$31,984	$21,617

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended March 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$31,831	$21,703

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,892	11,970
Loss on aircraft and other equipment disposals	1,315	56
Provision for obsolescence of expendable parts, supplies and fuel	180	90
Amortization of deferred financing costs and original issue discount	183	137
Stock-based compensation expense	2,309	986
Deferred income taxes	4,207	(854)
Excess tax benefits from stock-based compensation	(607)	(116)
Changes in certain assets and liabilities:
Restricted cash	(1,827)	(1,323)
Accounts receivable	4,019	(936)
Expendable parts, supplies and fuel	2,748	(984)
Prepaid expenses	(2,287)	(14,506)
Other current assets	420	567
Accounts payable	5,123	7,280
Accrued liabilities	5,331	12,353
Air traffic liability	37,987	46,469
Net cash provided by operating activities	107,824	82,892
INVESTING ACTIVITIES:
Purchase of investment securities	(147,591)	(143,558)
Proceeds from maturities of investment securities	95,627	82,696
Purchase of property and equipment, including pre-delivery deposits	(13,097)	(31,628)
Interest during refurbishment of aircraft	(123)	(196)
Proceeds from sale of property and equipment	243	112
Investment in unconsolidated affiliates, net	(709)	(960)
Change in deposits and other assets	10,187	712
Net cash used in investing activities	(55,463)	(92,822)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	607	116
Proceeds from exercise of stock options	189	1,022
Repurchase of common stock	(23,180)	(441)
Principal payments on long-term debt	(2,877)	(1,959)
Payments for sale of ownership interest in subsidiary	(50)	-
Net cash used in financing activities	(25,311)	(1,262)
Net change in cash and cash equivalents	27,050	(11,192)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,557	150,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,607	$139,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$56	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its majority-owned operating subsidiaries. Investments in affiliates in which the Company’s ownership interest ranges from 20 to 50 percent and in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

These unaudited consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

Reclassifications: Certain reclassifications have been made to the prior period’s financial statements to conform to 2013 classifications. These reclassifications had no effect on the previously reported net income.

Note 2 — Newly Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either in a single note or on the face of the financial statements.  Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required.  The update is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of the new guidance has not had a material effect on the Company’s consolidated financial statements.  For the periods presented, the Company did not have amounts reclassified out of AOCI.

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of March 31, 2013, all of the Company’s long-term investments had contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of March 31, 2013				As of December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$51,210	$-	$-	$51,210	$3,689	$-	$-	$3,689
Certificates of deposit	-	-	-	-	5,862	1	-	5,863
Commercial paper	157,733	13	(56)	157,690	82,163	16	(42)	82,137
Municipal debt securities	154,051	14	(16)	154,049	190,507	-	(33)	190,474
Government debt securities	23,015	1	(2)	23,014	22,011	2	-	22,013
Corporate debt securities	22,513	40	(11)	22,542	33,310	-	(13)	33,297
Total	$408,522	$68	$(85)	$408,505	$337,542	$19	$(88)	$337,473

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had no realized gains or losses during the three months ended March 31, 2013 or 2012.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of March 31, 2013	As of December 31, 2012

Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$122,089	$122,376
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	11,851	12,668
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	4,680	5,102
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	3,717	4,150
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	5,664	6,556
Total long-term debt	148,001	150,852
Less current maturities	11,873	11,623
Long-term debt, net of current maturities	$136,128	$139,229

Senior Secured Term Loan Facility

In March 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”). The Term Loan matures in March 2017, bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity and includes a LIBOR floor of 1.5%. The Term Loan contains restrictions on future borrowing, provides for maximum annual capital expenditures and contains other affirmative and negative covenants. In addition to quarterly principal payments equal to 0.25% of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions.

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

As of March 31, 2013, management believes the Company is in compliance with all covenants under the Term Loan and no events had occurred which would have required any prepayment of the debt.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. During the three months ended March 31, 2013, the Company repurchased 284,283 shares through open market purchases at an average cost of $78.15 per share for a total expenditure of $22,218. No share repurchases were made under the program during the three months ended March 31, 2012.  As of March 31, 2013, the Company had $18,735 in unused stock repurchase authority remaining under the Board approved program.  On April 23, 2013, the Board increased this remaining authority to $100,000.

Note 6 — Fair Value Measurements

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

Assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$51,210	$51,210	$-	$-
Commercial paper	16,997	-	16,997	-
Municipal debt securities	25,113	-	25,113	-
Total cash equivalents	93,320	51,210	42,110	-

Short-term investments
Commercial paper	140,693	-	140,693	-
Municipal debt securities	118,460	-	118,460	-
Corporate debt securities	22,542	-	22,542	-
Government debt securities	3,002	-	3,002	-
Total short-term investments	284,697	-	284,697	-
Long-term investments
Municipal debt securities	10,476	-	10,476	-
Government debt securities	20,012	-	20,012	-
Total long-term investments	30,488	-	30,488	-

Total investment securities	$408,505	$51,210	$357,295	$-

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents
Money market funds	$3,689	$3,689	$-	$-
Commercial paper	370	-	370	-
Municipal debt securities	70,245	-	70,245	-
Total cash equivalents	74,304	3,689	70,615	-

Short-term investments
Certificates of deposit	5,863	-	5,863	-
Commercial paper	81,767	-	81,767	-
Municipal debt securities	106,207	-	106,207	-
Corporate debt securities	33,297	-	33,297	-
Government debt securities	12,005	-	12,005	-
Total short-term investments	239,139	-	239,139	-
Long-term investments
Municipal debt securities	14,022	-	14,022	-
Government debt securities	10,008	-	10,008	-
Total long-term investments	24,030	-	24,030	-

Total investment securities	$337,473	$3,689	$333,784	$-

There were no significant transfers between Level 1 and Level 2 assets for the three months ended March 31, 2013 or during the year ended December 31, 2012.

The carrying value for all long-term debt, including current maturities, owed by the Company as of March 31, 2013 and December 31, 2012, approximates fair value. The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's long-term debt was estimated using discounted cash flow assumptions based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

Note 7 — Income Taxes

For the three months ended March 31, 2013, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at March 31, 2013.

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

For the three months ended March 31, 2013 and 2012, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Three months ended March 31,
	2013	2012
Basic:
Net income attributable to Allegiant Travel Company	$31,932	$21,703
Less: Net income allocated to participating securities	(216)	(161)
Net income attributable to common stock	$31,716	$21,542
Net income per share, basic	$1.66	$1.13

Weighted-average shares outstanding	19,081	18,989

Diluted:
Net income attributable to Allegiant Travel Company	$31,932	$21,703
Less: Net income allocated to participating securities	(214)	(159)
Net income attributable to common stock	$31,718	$21,544
Net income per share, diluted	$1.65	$1.12

Weighted-average shares outstanding	19,081	18,989
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	172	246
Adjusted weighted-average shares outstanding under treasury stock method	19,253	19,235
Participating securities excluded under two-class method	(46)	(35)
Adjusted weighted-average shares outstanding under two-class method	19,207	19,200

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In December 2012, the Company entered into purchase agreements for seven Airbus A320 aircraft.  As of March 31, 2013, the contractual obligations under the purchase agreements were $83,145 to be paid in 2013 upon taking ownership of the aircraft.

Note 10 — Subsequent Events

As of March 31, 2013, the Company had $18,735 in unused stock repurchase authority remaining under the Board approved program.  On April 23, 2013, the Board increased this remaining authority to $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three month periods ended March 31, 2013 and 2012. Also discussed is our financial position as of March 31, 2013 and December 31, 2012. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First quarter 2013 results

During the first quarter of 2013, we achieved a 19.2% operating margin resulting in net income of $31.9 million on operating revenues of $273.0 million.  Our first quarter 2013 operating margin, the highest since the first quarter of 2010, resulted in record earnings per share of $1.65 per share on a fully diluted basis.  Our performance in the first quarter was driven by our highest quarterly ancillary revenue per passenger of $47.45, a 25.7% increase compared to the prior year, and a year-over-year reduction in our fuel unit costs of 6.0% attributable to our increased available seat miles (“ASMs”) per gallon resulting from our use of larger gauge aircraft.

We grew our average number of aircraft in revenue service by 10.1% from 57.5 aircraft during first quarter 2012 to 63.3 aircraft during first quarter 2013.  The increase in average number of aircraft and the combination of increased seats in our MD-80 fleet, greater utilization of our Boeing 757-200 aircraft with 223 seats and a 4.9% increase in our scheduled service average stage length drove a 17.0% increase in ASMs year-over-year.

Our total operating revenues in the first quarter of 2013 increased $35.1 million or 14.8% year-over-year due to an 8.4% increase in scheduled service passengers and a 9.3% increase in total average fare to $144.99.  We grew our ancillary revenue per passenger year-over-year by 25.7% which was primarily attributable to an increase in charges for bags resulting from the implementation of a new carry-on bag fee and new boarding procedures implemented in second quarter 2012.  Our capacity growth, driven by an increase in system average stage length and larger gauge aircraft, continues to pressure our unit revenues.  Despite a scheduled service revenue per ASM (“PRASM”) year-over-year reduction of 4.9% from 9.04¢ to 8.60¢, our total scheduled service revenue per ASM (“TRASM”) increased 1.2% from 12.64¢ to 12.79¢, as a result of our ancillary revenue performance.

Our operating expense per ASM (“CASM”) decreased 3.0% from 10.52¢ for the three months ended March 31, 2012 to 10.20¢ for the same period of 2013.  Our fuel efficiency trends continued into the first quarter with a decline in our year-over-year fuel cost per ASM, as the Boeing 757-200 aircraft and additional seats in our MD-80 aircraft provided us additional capacity over which to spread our fuel costs.  Our ASMs per gallon increased 9.6% for the three months ended March 31, 2013 compared to the same period in 2012.  Our fuel efficiency drove a year-over-year reduction in CASM as non-fuel unit costs were flat.  Although our non-fuel costs were flat year-over-year, we experienced a 15.5% decrease in maintenance and repairs expense with less engine repair expense offset by increases in other non-fuel expense line items including a 41.1% increase in depreciation and amortization expense driven by changes in our owned fleet.

As of March 31, 2013, we had $431.8 million in unrestricted cash and investment securities. During the quarter, we were able to grow our unrestricted cash position by $79.1 million, or 22.4% as cash generated from operations of $107.8 million more than offset $23.2 million in stock repurchases.

During the quarter, we completed our MD-80 aircraft seat reconfiguration program which began during the third quarter of 2011. As of March 31, 2013, we operated 51 MD-80 aircraft with 166 seats in revenue service.  As we have previously announced, we plan to retire seven MD-80 aircraft which have not been reconfigured to 166 seats.  We retired one during the first quarter of 2013, with the six remaining to be retired through the first quarter of 2014.

During the quarter, we successfully added Airbus A320 family aircraft to our operating certificate.  We introduced our first Airbus aircraft into revenue service during the quarter.  We incurred costs related to the introduction of this aircraft family along with additional training and pre-operating costs which had an impact on other operating expenses.

Aircraft

Operating Fleet

As of March 31, 2013, our total aircraft in service consisted of 57 MD-80 aircraft, six Boeing 757-200 aircraft, and one Airbus A319 aircraft.  During the first quarter of 2013, we placed one owned Boeing 757-200 aircraft and one leased Airbus A319 aircraft into service.  In addition, we retired one MD-80 aircraft in January 2013.  The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of March 31, 2013			As of December 31, 2012			As of March 31, 2012
	Own (a)(b)	Lease (b)	Total (a)	Own (a)(b)	Lease	Total (a)	Own (a)(b)	Lease	Total (a)

MD82/83/88s	56	-	56	56	-	56	56	-	56
MD87s (c)	1	-	1	2	-	2	2	-	2
B757-200	6	-	6	5	-	5	1	-	1
A319	-	1	1	-	-	-	-	-	-
Total	63	1	64	63	-	63	59	-	59

(a)	Includes MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: March 31, 2013 – 51; December 31, 2012 – 45; March 31, 2012 – 17.

(b)	Does not include aircraft owned or leased, but not added to our operating fleet as of the date indicated.

(c(c((c)	Used almost exclusively for fixed fee flying.

Airbus aircraft

In August 2012, we entered into lease agreements for nine Airbus A319 aircraft with expected deliveries through the second quarter of 2015.  We accepted delivery of two of these aircraft during the first quarter of 2013.  We placed one of these two aircraft into revenue service in March 2013.  In April 2013, we placed our second A319 aircraft into revenue service.

In December 2012, we entered into purchase agreements for seven A320 aircraft.  We also have certain rights with respect to the purchase of two additional A320 aircraft from sellers under our existing agreements. We expect to take delivery of the seven A320 aircraft under contract during 2013 and expect they will be placed into revenue service in the fourth quater.  The additional two aircraft are currently expected to be acquired in 2014.

In April 2013, we entered into a purchase agreement for one A319 aircraft. We currently expect to place this aircraft into revenue service in the third quarter of 2013.

The following table provides the expected number of operating aircraft in service at the end of the respective quarter based on scheduled deliveries of aircraft and MD-80 announced retirements:

	June 30, 2013	September 30, 2013	December 31, 2013
MD-80 (166 seats)	51	51	51
MD-80 (130/150 seats)	5	1	1
B757-200	6	6	6
A319	2	3	3
A320	-	-	7
Total	64	61	68

Network

At March 31, 2013, we offered scheduled service on 198 routes into our 13 leisure destinations. We now serve 88 cities in 37 states (including small cities and destinations) in our route network.  Network changes during the quarter included the addition of three new routes to serve Honolulu, Hawaii.  We began our Hawaii service in July 2012 and as of March 31, 2013 we now serve 10 routes into Hawaii, with nine routes serving Honolulu and one route serving Maui.  Also, with our previously announced expansion out of Punta Gorda, Florida, we added three new routes during the quarter, increasing our total routes to serve Punta Gorda to 11.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of March 31,	As of December 31,	As of March 31,
	2013	2012	2012

Leisure destinations	13	13	11
Small cities served	75	74	65
Total cities served	88	87	76
Total routes	198	195	171

Trends and Uncertainties

Oil prices remain stable during the first quarter of 2013.  Our system average cost per gallon of $3.37 for the three months ended March 31, 2013 is up 2.7% year-over-year and was the highest quarterly average cost per gallon we experienced since the second quarter of 2008, when crude oil prices reached peak levels.  We have made significant strides in fuel efficiency as additional seats in our MD-80 aircraft and our larger gauge Boeing 757-200 aircraft have driven a 9.6% year-over-year increase in ASMs per gallon.  This resulted in a 6.0% year-over-year decrease in fuel cost per ASM.  As we continue to add Airbus aircraft into our scheduled service network, we expect further fuel efficiencies given the newer engine technology of these Airbus aircraft.  Long-term fuel costs remain uncertain and fuel cost volatility would materially impact future operating costs.

During 2013, we expect to accept deliveries of Airbus A320 series aircraft under operating lease agreements and purchase agreements.  We will incur significant capital expenditures over the remaining quarters in 2013 as we accept deliveries of the A320 aircraft under purchase agreements and prepare them to enter our operating fleet.  We believe the acquisition of these Airbus aircraft and the use of all six of our Boeing 757-200 aircraft in service will meet our aircraft needs to support our planned growth in 2013 and 2014 despite the retirement of our MD-80 aircraft not being reconfigured to 166 seats.

We continue to make substantial progress on our automation projects including the migration to our new booking engine and distribution platform.  We successfully converted 100% of our customer web traffic to our new booking engine in November 2012.  Although enhancements to our technology infrastructure will continue to require a significant capital investment, we believe these efforts will provide additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

Looking ahead, our fleet growth and larger gauge aircraft will provide ASM growth without departure growth.  We expect to continue aggressive capacity management in our markets to maintain acceptable fares and profits.  We are focused on operating a higher percentage of our flights during peak windows and lower percentage of flights during off-peak windows.  For example, during the third quarter of 2013, our published schedule reflects our decision to seasonally discontinue all Hawaii routes with the exception of Las Vegas and two Bellingham routes.  We believe this approach, along with our ASM growth, primarily in our Florida markets, will contribute to the achievement of our profitability goals in the current operating environment.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended March 31,
	2013	2012

Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	39.7	43.1
Salaries and benefits	15.1	14.0
Station operations	7.1	8.2
Maintenance and repairs	6.6	9.0
Sales and marketing	2.1	2.3
Aircraft lease rentals	0.1	-
Depreciation and amortization	6.2	5.0
Other	3.9	3.1
Total operating expenses	80.8%	84.7%
Operating margin	19.2%	15.3%

 Operating Revenue

Our operating revenue increased 14.8% to $273.0 million for the three months ended March 31, 2013, up from $237.9 million for the same period of 2012 primarily due to a 36.2% increase in ancillary revenue and an 11.3% increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by increases in both base fare and ancillary revenue per passenger (contributing to a 9.3% increase in our total average fare from $132.70 to $144.99) and an 8.4% increase in scheduled service passengers.

Scheduled service revenue. Scheduled service revenue increased 11.3% to $179.9 million for the three months ended March 31, 2013, up from $161.6 million in the same period of 2012. The increase was primarily driven by an 8.4% increase in the number of scheduled service passengers and a 2.7% increase in the scheduled service average base fare for the three months ended March 31, 2013, compared to the same period of 2012. Passenger growth was attributable to a 7.2% increase in the average number of passengers per departure and a 1.4% increase in the number of scheduled service departures.  During the quarter, we completed our MD-80 seat reconfiguration program, with 51 aircraft operating with 166 seats in our scheduled service network as of March 31, 2013, compared to 17 aircraft with 166 seats as of March 31, 2012.  The first quarter of 2013 was also the first quarter of flying with all six of our Boeing 757-200 aircraft in our operating fleet, as we placed our sixth 757-200 aircraft into service in early January 2013.

Ancillary revenue. Ancillary revenue increased 36.2% to $87.5 million for the three months ended March 31, 2013, up from $64.3 million in the same period of 2012, driven by a 25.7% increase in ancillary revenue per scheduled passenger from $37.75 to $47.45 and an 8.4% increase in the number of scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $9.70 was primarily attributable to the implementation of a new carry-on bag fee in April 2012 and a higher take rate on checked bags.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended March 31,
	2013	2012	% Change
Air-related charges	$41.64	$32.39	28.6%
Third party products	5.81	5.36	8.4%
Total ancillary revenue per scheduled service passenger	$47.45	$37.75	25.7%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended March 31,
(in thousands except night and day amounts)	2013	2012	% Change
Gross ancillary revenue - third party products	$34,327	$32,868	4.4%
Cost of goods sold	(22,962)	(22,443)	2.3%
Transaction costs (a)	(648)	(1,303)	(50.3)%
Ancillary revenue - third party products	$10,717	$9,122	17.5%
As percent of gross ancillary revenue - third party	31.2%	27.8%	3.4	pp
Hotel room nights	156,466	184,844	(15.4)%
Rental car days	250,099	209,338	19.5%

(a) Includes payment expenses and travel agency commissions

During the three months ended March 31, 2013, we generated gross revenue of $34.3 million from the sale of third party products, which resulted in net revenue of $10.7 million.  A major contributor to our 17.5% increase in net third party products revenue was the result of margin performance on the sale of these products, primarily hotels and the sale of car rental days, and lower transaction costs.  The increase of 19.5% in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and increased promotions with our rental car partner.

Fixed fee contract revenue. Fixed fee contract revenue decreased 46.1% to $5.2 million for the three months ended March 31, 2013, from $9.6 million in the same period of 2012. The decrease was driven by a 62.1% reduction in fixed fee block hours flown, slightly offset by a higher per-block hour rate.  The significant reduction in our fixed fee block hours flown was primarily due to the expiration of our contract with Caesars Entertainment, Inc. in December 2012.

Other revenue. We generated other revenue of $0.3 million for the three months ended March 31, 2013 compared to $2.3 million in the same period of 2012, primarily from lease revenue for aircraft and flight equipment.  We leased out three Boeing 757-200 aircraft to third parties on a short-term basis during the three months ended March 31, 2012, while no aircraft were leased out during the same period in 2013.

Operating Expenses

Our operating expenses increased 9.5% to $220.6 million for the three months ended March 31, 2013 compared to $201.5 million in the same period of 2012 despite a 12.9% increase in system capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended March 31,		Percentage
	2013	2012	Change
Aircraft fuel	$57.70	$56.93	1.4%
Salary and benefits	21.89	18.49	18.4
Station operations	10.29	10.86	(5.2)
Maintenance and repairs	9.64	11.93	(19.2)
Sales and marketing	3.09	3.03	2.0
Aircraft lease rentals	0.16	-	NM
Depreciation and amortization	8.98	6.65	35.0
Other	5.56	4.14	34.3
Operating expense per passenger	$117.31	$112.03	4.7%
Operating expense per passenger, excluding fuel	$59.62	$55.10	8.2%

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

	Three Months Ended March 31,				Percentage
	2013		2012		Change
Aircraft fuel	5.02	¢	5.34	¢	(6.0)%
Salary and benefits	1.90		1.74		9.2
Station operations	0.89		1.02		(12.7)
Maintenance and repairs	0.84		1.12		(25.0)
Sales and marketing	0.27		0.28		(3.6)
Aircraft lease rentals	0.01		-		NM
Depreciation and amortization	0.78		0.62		25.8
Other	0.49		0.40		22.5
Operating expense per ASM (CASM)	10.20	¢	10.52	¢	(3.0)%
CASM, excluding fuel	5.18	¢	5.17	¢	0.2%

Aircraft fuel expense. Aircraft fuel expense increased 5.9% to $108.5 million for the three months ended March 31, 2013, up from $102.4 million in the same period of 2012. This change was due to a 2.9% increase in gallons consumed from 31.2 million to 32.2 million and a 2.7% increase in our average fuel cost per gallon from $3.28 to $3.37. The increase in gallons consumed is attributable to our larger gauge aircraft and a 7.8% increase in total system average stage length, offset by a 5.1% reduction in total system departures.  Although we produced a 17.0% increase in scheduled service ASMs during the quarter, we required only 7.5% more gallons for scheduled service operations as a result of the use of larger gauge aircraft (148 passengers per departure for the three months ended March 31, 2012 compared to 138 passengers per departure in same period of 2012) and a 4.9% increase of scheduled service average stage length.

Salary and benefits expense. Salary and benefits expense increased 23.7% to $41.2 million for the three months ended March 31, 2013 up from $33.3 million in the same period of 2012.  The increase is primarily attributable to 10.8% increase in the number of full-time equivalent employees, adjustments to our pilot pay scales as a result of our increased profitability and increased stock compensation and bonus expense resulting from our higher profitability.  The increase in the number of average full-time equivalent employees was driven by a higher headcount for flight attendants as we increased the gauge of our aircraft, and the hiring of additional technology staff to support our ongoing commercial activities.  The first quarter 2013 marked the first full quarter of higher pilot pay rates for our pilot group.  Pilot compensation is tied to our overall margin performance, and has been since May 2010.  In November 2012, our margin performance resulted in a pay increase for all pilots.  The next measurement periods for our pilot group are May and November 2013.

Station operations expense. Station operations expense remained relatively flat at $19.3 million for the three months ended March 31, 2013 compared to $19.5 million in the same period of 2012, as a result of a 5.1% reduction in system departures, offset by a 4.4% increase in station operations expense per departure.  The increase in station operations expense per departure was attributable to increased fees at several airports where we operate.  We continue to experience cost pressures in the major destinations we service, primarily in Las Vegas and Honolulu, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense decreased 15.5% to $18.1 million for the three months ended March 31, 2013, compared to $21.5 million in the same period of 2012 despite a 10.1% increase in average number of aircraft.  The decrease was primarily attributable to a $2.8 million reduction in engine overhaul expense from the prior year.  The first quarter 2012 marked the completion of a substantial engine refurbishment program which decreased the overall age of our engine portfolio.

Sales and marketing expense. Sales and marketing expense increased 6.4% to $5.8 million for the three months ended March 31, 2013, compared to $5.5 million in the same period of 2012.  Since the introduction of our debit card discount option in the second quarter 2012 we have experienced an increase in debit card usage as a form of payment.  This increase in debit card take rate has resulted in a reduction of our transaction costs as a percent of scheduled service revenue.  This trend continued into the first quarter 2013 as our scheduled service and ancillary revenues increased 18.4% which outpaced our 6.4% increase in sales and marketing expense.

Aircraft lease rentals expense. We had $0.3 million in aircraft lease rentals expense for the three months ended March 31, 2013 and no expense in the same period of 2012. In first quarter 2013, we took delivery of two leased Airbus A319, one of which we placed in revenue service during the quarter.  In April 2013, we placed the second leased Airbus A319 aircraft into revenue service.  We expect to accept delivery of the remaining seven Airbus A319 aircraft under existing lease contracts during 2014 and 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased 41.1% to $16.9 million for the three months ended March 31, 2013, compared to $12.0 million in the same period of 2012.  The increase was driven by a 10.1% increase in the average number of operating aircraft, depreciation of the costs related to the MD-80 seat reconfiguration project, and the acceleration of depreciation resulting from a change in estimated remaining useful lives for a limited number of MD-80 aircraft we expect to retire in 2013 and 2014.  As of March 31, 2013, we owned 63 aircraft in service (including six Boeing 757-200 aircraft and 51 MD-80 aircraft reconfigured to 166 seats) compared to 59 aircraft in service (including one Boeing 757-200 aircraft and 17 MD-80 aircraft reconfigured to 166 seats) at March 31, 2012.

Other expense. Other expense increased 40.7% to $10.5 million for the three months ended March 31, 2013 from $7.4 million for the same period of 2012. The increase was primarily attributable to a higher write-down of engine values in our consignment program compared to the prior year, pre-operating expenses related to certification of our A319 and A320 series aircraft and administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense remained flat at $1.9 million net other expense for the three months ended March 31, 2013 and $1.8 million net other expense for the same period in 2012.

Income Tax Expense

Our effective income tax rate was flat at 36.9% for the three months ended March 31, 2013 compared to 37.1% for the same period of 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

 Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Percent
	2013	2012	Change*

Operating statistics (unaudited):
Total system statistics:
Passengers	1,880,341	1,799,041	4.5
Revenue passenger miles (RPMs) (thousands)	1,908,075	1,700,241	12.2
Available seat miles (ASMs) (thousands)	2,163,145	1,916,648	12.9
Load factor	88.2%	88.7%	(0.5)
Operating revenue per ASM (RASM)** (cents)	12.62	12.41	1.7
Operating expense per ASM (CASM) (cents)	10.20	10.52	(3.0)
Fuel expense per ASM (cents)	5.02	5.34	(6.0)
Operating CASM, excluding fuel (cents)	5.18	5.17	0.2
Operating expense per passenger	$117.31	$112.03	4.7
Fuel expense per passenger	$57.70	$56.93	1.4
Operating expense per passenger, excluding fuel	$59.62	$55.10	8.2
ASMs per gallon of fuel	67.3	61.4	9.6
Departures	13,254	13,966	(5.1)
Block hours	33,784	33,293	1.5
Average stage length (miles)	956	887	7.8
Average number of operating aircraft during period	63.3	57.5	10.1
Average block hours per aircraft per day	5.9	6.4	(7.8)
Full-time equivalent employees at end of period	1,884	1,700	10.8
Fuel gallons consumed (thousands)	32,160	31,241	2.9
Average fuel cost per gallon	$3.37	$3.28	2.7

Scheduled service statistics:
Passengers	1,844,658	1,702,385	8.4
Revenue passenger miles (RPMs) (thousands)	1,879,027	1,627,727	15.4
Available seat miles (ASMs) (thousands)	2,091,451	1,787,658	17.0
Load factor	89.8%	91.1%	(1.3)
Departures	12,498	12,328	1.4
Average passengers per departure	148	138	7.2
Scheduled service seats per departure	167.7	154.7	8.4
Block hours	32,399	30,564	6.0
Yield (cents)	9.58	9.93	(3.5)
Scheduled service revenue per ASM (PRASM) (cents)	8.60	9.04	(4.9)
Total ancillary revenue per ASM** (cents)	4.19	3.59	16.7
Total scheduled service revenue per ASM (TRASM)** (cents)	12.79	12.64	1.2
Average fare — scheduled service	$97.54	$94.95	2.7
Average fare — ancillary air-related charges	$41.64	$32.39	28.6
Average fare — ancillary third party products	$5.81	$5.36	8.4
Average fare — total	$144.99	$132.70	9.3
Average stage length (miles)	978	932	4.9
Fuel gallons consumed (thousands)	31,025	28,855	7.5
Average fuel cost per gallon	$3.41	$3.46	(1.4)
Percent of sales through website during period	94.1%	91.2%	2.9

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $362.9 million at December 31, 2012 to $443.8 million at March 31, 2013.  Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

During the first quarter of 2013, our primary source of funds was cash generated by our operations. Our operating cash flows along with the proceeds of $125.0 million senior secured term loan facility in 2011 (“Term Loan”) have allowed us to invest in the growth of our fleet, information technology infrastructure and development, return cash to our stockholders and grow our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 aircraft purchase agreements, along with our future aircraft operating lease obligations.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations. As we have done in the past, we consider raising funds through debt financing on acceptable terms from time to time.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2013, our operating activities provided $107.8 million of cash compared to $82.9 million during the same period of 2012 as net income for the three months ended March 31, 2013 increased $10.1 million over net income during same period of 2012.  The cash flows provided by operations for the three months ended March 31, 2013 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  In addition, as non-cash items such as depreciation and amortization reduce our net income without requiring current cash expenditures, the $4.9 million increase in that item from first quarter 2012 to first quarter 2013 also contributed to the increased cash flow from operations.  We generated more cash from operating activities for the three months ended March 31, 2013 compared to the same period of 2012, primarily as a result of higher net income, higher depreciation and amortization and prepayment of $15.0 million in the prior year for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2013 was $55.5 million compared to $92.8 million of cash used in investing activities in the same period of 2012. During the three months ended March 31, 2013, our primary use of cash was for the purchase of investment securities, net of maturities, of $52.0 million, and the purchase of property and equipment of $13.1 million. Purchases of property and equipment during the three months ended March 31, 2013 consisted primarily of expenditures associated with our 166 seat configuration project, MD-80 engine purchases, aircraft induction costs and costs related to our ongoing automation enhancement projects.  These investing activities were offset by cash provided by returned aircraft deposits of $10.2 million.

  During the three months ended March 31, 2012, our primary use of cash was for the purchase of investment securities, net of maturities, of $60.9 million, and the purchase of property and equipment of $31.6 million.  Purchases of property and equipment were primarily for the cash purchase of one Boeing 757-200 aircraft, MD-80 engines and MD-80 aircraft improvements from the seat reconfiguration program.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2013 was $25.3 million, compared to $1.3 million for the same period in 2012.  During the three months ended March 31, 2013, the primary use of cash was for stock repurchases of $23.2 million and principal payments on debt obligations of $2.9 million.  During the three months ended March 31, 2012, we used minimal cash in financing activities, with the majority being principal payments on debt obligations of $2.0 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies during the three months ended March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at “Item 1 — Unaudited Consolidated Financial Statements - Notes to Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of the economic downturn on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, our introduction of an additional aircraft type, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 49.2% of our operating expenses for the three months ended March 31, 2013. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2013, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $10.7 million for the three months ended March 31, 2013. We have not hedged fuel price risk in recent years.

 Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at March 31, 2013, which totaled $116.6 million in cash and cash equivalents, $284.7 million of short-term investments and $30.5 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2013 would have affected interest income from cash and investment securities by $0.8 million.

We had $122.1 million, including current maturities, of variable-rate debt as of March 31, 2013 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2013 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $25.9 million, including current maturities, of fixed-rate debt as of March 31, 2013. A hypothetical 100 basis point change in market interest rates in the three months ended March 31, 2013 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 26, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended March 31, 2013, we repurchased 284,283 shares under our share repurchase program authority, at an average cost of $78.15 per share, for a total expenditure of $22.2 million.  In addition, we had repurchases in February 2013 and March 2013 from employees who received restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2013	—	$—	None	$40,952,914
February 2013	293,770	78.12	284,283	18,735,082
March 2013	2,704	85.73	None	18,735,082
Total	296,474	$78.19	284,283	$18,735,082

(1)
Represents the remaining dollar value of open market purchases of the Company’s common stock which has been authorized by the Board under a share repurchase program.  On April 23, 2013, the Board increased the remaining authority to $100.0 million.

Item 6.	Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Employment Agreement dated as of February 26, 2013, between the Company and Andrew C. Levy.
10.2	Form of Stock Option Agreement used for officers of the Company.
10.3	Form of Restricted Stock Agreement used for officers of the Company.
10.4	Form of Stock Appreciation Rights Agreement used for officers of the Company.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended March 31, 2013 and March 31, 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended March 31, 2013 and March 31, 2012, (iv) Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2013 and March 31, 2012, and (v) the Notes to the Consolidated Financial Statements. (3)

(1)(1(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on February 26, 2013.
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

ALLEGIANT TRAVEL COMPANY

Date: May 8, 2013	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer