Form 10-Q
period 2013-06-30
Allegiant Travel CO
filed 2013-08-07
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2013 was 18,872,360.

Allegiant Travel Company

Form 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$86,379	$89,557
Restricted cash	10,184	10,046
Short-term investments	272,063	239,139
Accounts receivable, net	16,916	18,635
Expendable parts, supplies and fuel, net of allowance for obsolescence of $1,235 and $875 as of June 30, 2013 and December 31, 2012, respectively	17,831	18,432
Prepaid expenses	22,829	24,371
Deferred income taxes	818	796
Other current assets	4,168	14,291
Total current assets	431,188	415,267
Property and equipment, net	390,310	351,204
Restricted cash, net of current portion	305	150
Long-term investments	32,841	24,030
Investment in and advances to unconsolidated affiliates, net	2,913	2,007
Deposits and other assets	4,995	5,536
Total assets	$862,552	$798,194
Current liabilities:
Current maturities of long-term debt	$12,020	$11,623
Accounts payable	17,281	14,533
Accrued liabilities	45,342	36,476
Air traffic liability	172,874	147,914
Total current liabilities	247,517	210,546
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	133,093	139,229
Deferred income taxes	49,638	46,695
Total liabilities	430,248	396,470
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,013,140 and 21,899,155 shares issued; 19,044,049 and 19,333,516 shares outstanding, as of June 30, 2013 and December 31, 2012, respectively	22	22
Treasury stock, at cost, 2,969,091 and 2,565,639 shares as of June 30, 2013 and December 31, 2012, respectively	(135,784)	(102,829)
Additional paid in capital	205,348	201,012
Accumulated other comprehensive loss, net	(10)	(69)
Retained earnings	360,017	302,325
Total Allegiant Travel Company stockholders' equity	429,593	400,461
Noncontrolling interest	2,711	1,263
Total equity	432,304	401,724
Total liabilities and stockholders' equity	$862,552	$798,194

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING REVENUE:
Scheduled service revenue	$165,301	$151,648	$345,234	$313,282
Ancillary revenue:
Air-related charges	76,514	57,478	153,327	112,622
Third party products	10,370	9,782	21,087	18,904
Total ancillary revenue	86,884	67,260	174,414	131,526
Fixed fee contract revenue	3,095	9,815	8,282	19,446
Other revenue	566	2,443	875	4,763
Total operating revenue	255,846	231,166	528,805	469,017
OPERATING EXPENSES:
Aircraft fuel	97,076	94,218	205,567	196,629
Salary and benefits	39,654	33,229	80,816	66,497
Station operations	20,211	19,572	39,556	39,101
Maintenance and repairs	20,335	15,092	38,463	36,557
Sales and marketing	5,405	5,491	11,213	10,951
Aircraft lease rentals	1,365	—	1,668	—
Depreciation and amortization	17,892	13,162	34,784	25,132
Other	11,052	8,534	21,515	15,971
Total operating expenses	212,990	189,298	433,582	390,838
OPERATING INCOME	42,856	41,868	95,223	78,179
OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	(132)	81	(170)	36
Interest income	(216)	(267)	(478)	(511)
Interest expense	2,294	2,200	4,482	4,274
Total other (income) expense	1,946	2,014	3,834	3,799
INCOME BEFORE INCOME TAXES	40,910	39,854	91,389	74,380
PROVISION FOR INCOME TAXES	15,223	14,671	33,871	27,494
NET INCOME	25,687	25,183	57,518	46,886
Net loss attributable to noncontrolling interest	(73)	—	(174)	—
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$25,760	$25,183	$57,692	$46,886
Earnings per share to common stockholders:
Basic	$1.35	$1.31	$3.01	$2.45
Diluted	$1.34	$1.30	$3.00	$2.42
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,921	19,053	19,001	19,021
Diluted	19,041	19,303	19,119	19,234

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$25,687	$25,183	$57,518	$46,886
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale securities	11	101	94	(35)
Income tax (expense) benefit related to unrealized income (loss) on available-for-sale securities	(4)	(37)	(35)	13
Total other comprehensive income (loss)	7	64	59	(22)
Total comprehensive income	25,694	25,247	57,577	46,864
Comprehensive loss attributable to noncontrolling interest	(73)	—	(174)	—
Comprehensive income attributable to Allegiant Travel Company	$25,767	$25,247	$57,751	$46,864

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$57,518	$46,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,784	25,132
Loss on aircraft and other equipment disposals	2,933	1,473
Provision for obsolescence of expendable parts, supplies and fuel	360	180
Amortization of deferred financing costs and original issue discount	366	275
Stock-based compensation expense	5,208	2,130
Deferred income taxes	2,921	(588)
Excess tax benefits from stock-based compensation	(1,158)	(604)
Changes in certain assets and liabilities:
Restricted cash	(293)	250
Accounts receivable	1,719	(1,439)
Expendable parts, supplies and fuel	241	119
Prepaid expenses	1,542	(10,045)
Other current assets	123	(545)
Accounts payable	4,071	6,826
Accrued liabilities	5,786	7,639
Air traffic liability	24,960	38,951
Net cash provided by operating activities	141,081	116,640
INVESTING ACTIVITIES:
Purchase of investment securities	(198,658)	(199,574)
Proceeds from maturities of investment securities	156,982	149,187
Purchase of property and equipment, including pre-delivery deposits	(77,045)	(61,095)
Interest during refurbishment of aircraft	(123)	(235)
Proceeds from sale of property and equipment	401	398
Investment in unconsolidated affiliates, net	(906)	(247)
Change in deposits and other assets	10,227	2,458
Net cash used in investing activities	(109,122)	(109,108)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	1,158	604
Proceeds from exercise of stock options	1,051	2,646
Proceeds from issuance of long-term debt	—	13,981
Proceeds from sale of ownership interest in subsidiary	1,400	—
Repurchase of common stock	(32,955)	(577)
Principal payments on long-term debt	(5,791)	(3,945)
Net cash (used in) provided by financing activities	(35,137)	12,709
Net change in cash and cash equivalents	(3,178)	20,241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,557	150,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,379	$170,981
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$56	$—

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

These unaudited consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

Property and Equipment: In accordance with its policy, the Company reviews estimated useful lives and residual values of its aircraft and engines when deemed necessary. Based on the changing market conditions and planned use of its MD-80 fleet, the Company identified the actual expected remaining lives to be longer than the current estimated useful lives for certain engines. As a result, during the quarter the Company changed its estimate of useful lives of certain engines to better reflect the estimated periods they are expected to remain in service. In addition, based on this extension of the useful lives for these engines, the Company determined a reduction in the expected residual values was appropriate. These changes in estimates will result in additional depreciation as the majority of the impact is attributable to the residual value reduction. The effect of the change in estimate was $0.9 million of additional depreciation for the three and six month periods ended June 30, 2013.

Note 2 — Newly Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either in a single note or on the face of the financial statements.  Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required.  The update is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of the new guidance has not had a material effect on the Company’s consolidated financial statements.  For the periods presented, the Company did not have any amounts reclassified out of AOCI.

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of June 30, 2013, all of the Company’s long-term investments had contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of June 30, 2013				As of December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$37,703	$—	$—	$37,703	$3,689	$—	$—	$3,689
Certificates of deposit	—	—	—	—	5,862	1	—	5,863
Commercial paper	139,504	33	(5)	139,532	82,163	16	(42)	82,137
Municipal debt securities	127,529	12	(7)	127,534	190,507	—	(33)	190,474
Government debt securities	13,006	—	(3)	13,003	22,011	2	—	22,013
Corporate debt securities	36,754	—	(40)	36,714	33,310	—	(13)	33,297
Total	$354,496	$45	$(55)	$354,486	$337,542	$19	$(88)	$337,473

The Company believes unrealized losses related to investment securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of June 30, 2013	As of December 31, 2012
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$121,803	$122,376
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	11,024	12,668
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	4,253	5,102
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	3,277	4,150
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	4,756	6,556
Total long-term debt	145,113	150,852
Less current maturities	12,020	11,623
Long-term debt, net of current maturities	$133,093	$139,229

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

As of June 30, 2013, management believes the Company is in compliance with all covenants under the Term Loan and no events occurred which would have required any prepayment of the debt.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. On April 23, 2013, the Board increased the remaining authority to $100,000. During the six months ended June 30, 2013, the Company repurchased 390,473 shares through open market purchases at an average cost of $81.75 per share for a total expenditure of $31,920. No share repurchases were made under the program during the six months ended June 30, 2012.  As of June 30, 2013, the Company had $90,298 in unused stock repurchase authority remaining under the Board approved program.

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

Assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$37,703	$37,703	$—	$—
Municipal debt securities	11,879	—	11,879	—
Total cash equivalents	49,582	37,703	11,879	—
Short-term investments
Commercial paper	139,532	—	139,532	—
Municipal debt securities	92,817	—	92,817	—
Corporate debt securities	36,714	—	36,714	—
Government debt securities	3,000	—	3,000	—
Total short-term investments	272,063	—	272,063	—
Long-term investments
Municipal debt securities	22,838	—	22,838	—
Government debt securities	10,003	—	10,003	—
Total long-term investments	32,841	—	32,841	—
Total investment securities	$354,486	$37,703	$316,783	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,689	$3,689	$—	$—
Commercial paper	370	—	370	—
Municipal debt securities	70,245	—	70,245	—
Total cash equivalents	74,304	3,689	70,615	—
Short-term investments
Certificates of deposit	5,863	—	5,863	—
Commercial paper	81,767	—	81,767	—
Municipal debt securities	106,207	—	106,207	—
Corporate debt securities	33,297	—	33,297	—
Government debt securities	12,005	—	12,005	—
Total short-term investments	239,139	—	239,139	—
Long-term investments
Municipal debt securities	14,022	—	14,022	—
Government debt securities	10,008	—	10,008	—
Total long-term investments	24,030	—	24,030	—
Total investment securities	$337,473	$3,689	$333,784	$—

There were no significant transfers between Level 1 and Level 2 assets for the six months ended June 30, 2013 or during the year ended December 31, 2012.

The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's debt was estimated using either indicative pricing from market information or the discounted amount of future cash flows. The discounted cash flows use the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk. As of June 30, 2013, the estimated fair value and the carrying value of its debt, including current maturities was $144,636 and $145,114, respectively. As of December 31, 2012, the estimated fair value and the carrying value of its debt, including maturities was $149,789 and $150,852, respectively.

Note 7 — Income Taxes

For the three and six months ended June 30, 2013, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at June 30, 2013.

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

For the three and six months ended June 30, 2013 and the six months ended June 30, 2012, the second method above, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method above, which assumes vesting of awards using the treasury stock method. Both methods resulted in the same diluted net income per share for the three months ended June 30, 2012. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below and in the paragraph following the table are in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic:
Net income attributable to Allegiant Travel Company	$25,760	$25,183	$57,692	$46,886
Less: Net income allocated to participating securities	(206)	(198)	(425)	(357)
Net income attributable to common stock	$25,554	$24,985	$57,267	$46,529
Net income per share, basic	$1.35	$1.31	$3.01	$2.45
Weighted-average shares outstanding	18,921	19,053	19,001	19,021
Diluted:
Net income attributable to Allegiant Travel Company	$25,760	$25,183	$57,692	$46,886
Less: Net income allocated to participating securities	(204)	—	(423)	(353)
Net income attributable to common stock	$25,556	$25,183	$57,269	$46,533
Net income per share, diluted	$1.34	$1.30	$3.00	$2.42
Weighted-average shares outstanding	18,921	19,053	19,001	19,021
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	160	250	148	244
Adjusted weighted-average shares outstanding under treasury stock method	19,081	19,303	19,149	19,265
Participating securities excluded under two-class method	(40)	N/A	(30)	(31)
Adjusted weighted-average shares outstanding under two-class method	19,041	N/A	19,119	19,234

Stock awards of 121 shares outstanding as of June 30, 2013 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 because they were antidilutive.  As of June 30, 2012, there were no antidilutive stock awards.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In December 2012, the Company entered into purchase agreements for seven Airbus A320 aircraft.  As of June 30, 2013, the contractual obligations under the purchase agreements were $47,910 to be paid in 2013 and 2014 upon taking ownership of the aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2013 and 2012. Also discussed is our financial position as of June 30, 2013 and December 31, 2012. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second quarter 2013 results

During the second quarter of 2013, we achieved a 16.8% operating margin resulting in net income of $25.7 million on operating revenues of $255.8 million.  We increased net income by 2.0% year-over-year achieving $1.34 earnings per share on a fully diluted basis. Results for the second quarter 2013 were driven by a 20.2% increase in scheduled service available seat miles (“ASMs”), a 10.8% increase in scheduled service passengers, our ancillary revenue per passenger performance and a reduction in fuel cost per ASM.
We increased our average number of aircraft in revenue service by 8.9% from 59.3 aircraft during second quarter 2012 to 64.6 aircraft during second quarter 2013.  The increase in average number of aircraft and the combination of increased seats in our MD-80 fleet, use of six Boeing 757-200 aircraft during the second quarter 2013 compared to use of two for the majority of the same period of 2012 and a 6.3% increase in our scheduled service average stage length drove a 14.6% increase in total ASMs year-over-year.

Our total operating revenues in the second quarter of 2013 increased $24.7 million or 10.7% year-over-year due to a 10.8% increase in scheduled service passengers and a 4.0% increase in total average fare to $134.25. In addition, we increased our ancillary revenue per passenger by 16.6% primarily from the implementation of a carry-on bag fee, a higher take rate on checked bags and an increase in advance seat assignments. Operating revenue per ASM (“RASM”), which declined 3.4% from 12.41¢ to 11.99¢, was impacted by an increase in system average stage length and larger gauge aircraft.

Our operating expense per ASM ("CASM") decreased 1.8% from 10.16¢ for the three months ended June 30, 2012 to 9.98¢ for the same period of 2013. Our fuel trends continued into the second quarter with a decline of 10.1% in our year-over-year fuel cost per ASM. Our ASMs per gallon increased 9.4% for the three months ended June 30, 2013 compared to the same period in 2012, as we operated larger gauge Boeing 757-200 aircraft and additional seats in our MD-80 fleet. In addition, we experienced a reduction in refining crack spreads which drove our average fuel cost per gallon from $3.14 for the three months ended June 30, 2012 to $3.08 for the same period in 2013. Non-fuel cost pressures during the quarter, primarily from depreciation and amortization expense and maintenance and repairs expense, resulted in a 6.3% increase in CASM, excluding fuel, which offset the effect of the improved fuel cost per ASM performance.

As of June 30, 2013, we had $391.3 million in unrestricted cash and investment securities. Our liquidity position continues to provide us opportunities to invest in the growth of our fleet, with $63.9 million in capital expenditures during the second quarter. During the quarter, we purchased and took delivery of our first two A320 aircraft under existing purchase agreements and purchased and took delivery of one A319 aircraft.

In April 2013, the Board of Directors increased the authority under our stock repurchase program to $100.0 million, During the second quarter, we repurchased 106,190 shares at an average cost of $91.37 per share for a total expenditure of $9.7 million.

During the quarter, we entered into a contract extension with Peppermill Casinos, Inc. for fixed fee flying for its casino properties in Wendover, Nevada.

Aircraft

Operating Fleet

As of June 30, 2013, our total aircraft in service consisted of 56 MD-80 aircraft, six Boeing 757-200 aircraft, and two Airbus A319 aircraft.  During the second quarter of 2013, we placed one leased Airbus A319 aircraft into service and retired one MD-80 aircraft. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of June 30, 2013			As of December 31, 2012			As of June 30, 2012
	Own (a)(b)	Lease	Total (a)	Own (a)(b)	Lease	Total (a)	Own (a)(b)	Lease	Total (a)
MD82/83/88s	55	—	55	56	—	56	56	—	56
MD87s (c)	1	—	1	2	—	2	2	—	2
B757-200	6	—	6	5	—	5	3	—	3
A319	—	2	2	—	—	—	—	—	—
Total	62	2	64	63	—	63	61	—	61

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: June 30, 2013 – 51; December 31, 2012 – 45; June 30, 2012 – 26.
(b)	Does not include aircraft owned, but not added to our operating fleet as of the date indicated.
(c)	Used almost exclusively for fixed fee flying.

Airbus aircraft

In August 2012, we entered into lease agreements for nine Airbus A319 aircraft with expected deliveries through the second quarter of 2015.  In April 2013, we placed our second A319 aircraft into revenue service.

In December 2012, we entered into purchase agreements for seven A320 aircraft.  We also have certain rights with respect to the purchase of two additional A320 aircraft from the sellers under these existing agreements. Of the seven A320 aircraft under contract, two were acquired during the second quarter 2013 and five are expected to be acquired in the second half of 2013. During the quarter, we leased out one of these aircraft on a short-term basis to a third party with a lease expiration in September 2013. We expect to place all seven A320 aircraft into revenue service in fourth quarter 2013.

In April 2013, we entered into a purchase agreement for one A319 aircraft. We expect to place this aircraft into revenue service in the third quarter of 2013.

The following table provides the expected number of operating aircraft in service at the end of the respective quarter based on scheduled deliveries of aircraft and MD-80 announced retirements:

	September 30, 2013	December 31, 2013
MD-80 (166 seats)	51	51
MD-80 (130/150 seats)	1	1
B757-200	6	6
A319	3	3
A320	—	7
Total	61	68

Network

At June 30, 2013, we offered scheduled service on 201 routes into our 14 leisure destinations. We now serve 89 cities in 37 states (including small cities and destinations) in our route network.  Network changes during the quarter included the addition of our second route to Reno, Nevada (identified as leisure destination below), a new route from Little Rock, Arkansas (new small city) to Orlando and a new route from Provo, Utah to the San Francisco Bay area.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
Leisure destinations	14	13	12
Small cities served	75	74	67
Total cities served	89	87	79
Total routes	201	195	182

Trends and Uncertainties

Our system average cost per gallon for the second quarter of 2013 was $3.08, the lowest quarterly average cost per gallon since the fourth quarter of 2011. The 1.9% decline in the system average cost per gallon compared to the prior year was attributable to a decrease in crack spreads which was partially offset by an increase in crude oil prices. In addition, our fuel efficiencies continued in the second quarter as additional seats in our MD-80 aircraft and our larger gauge Boeing 757-200 drove a 9.4% year-over-year increase in ASMs per gallon. As we continue to add Airbus aircraft into our scheduled service network, we expect further fuel efficiencies given the newer engine technology of these Airbus aircraft. Even though we expect continued fuel efficiencies, crude oil prices have risen significantly in July, and could impact our fuel cost per gallon in the third quarter. Long-term fuel costs remain uncertain and fuel cost volatility would materially impact future operating costs.
During the second half of 2013, we expect to take delivery of five Airbus A320 series aircraft under our purchase agreements, with significant capital expenditures for the purchase and subsequent induction into our operating fleet. We believe the addition of these Airbus aircraft to our existing fleet will meet our aircraft needs to support our planned growth in 2013 and 2014.
During the second quarter of 2013, we continued to make substantial progress on our automation projects including the consolidation of multiple distribution channels on our new platform. Although these enhancements to our technology infrastructure will continue to require a significant capital investment, we believe these efforts will provide additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.
We continue to expand our route network with focus on serving residents of small cities and expect to announce a number of new routes and cities to begin service in the second half of 2013. We believe our route network provides numerous opportunities with our available aircraft, and further introduction of Airbus aircraft, but we expect to continue aggressive capacity management in our markets to maintain acceptable fares and profits.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended June 30,
	2013	2012
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	37.9	40.8
Salaries and benefits	15.5	14.4
Station operations	7.9	8.5
Maintenance and repairs	7.9	6.5
Sales and marketing	2.1	2.4
Aircraft lease rentals	0.5	—
Depreciation and amortization	7.0	5.7
Other	4.4	3.6
Total operating expenses	83.2%	81.9%
Operating margin	16.8%	18.1%

 Operating Revenue

Our operating revenue increased 10.7% to $255.8 million for the three months ended June 30, 2013, up from $231.2 million for the same period of 2012 primarily due to a 29.2% increase in ancillary revenue and a 9.0% increase in scheduled service revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 10.8% increase in scheduled service passengers and a 4.0% increase in our total average fare from $129.10 to $134.25.

Scheduled service revenue. Scheduled service revenue increased 9.0% to $165.3 million for the three months ended June 30, 2013, up from $151.7 million in the same period of 2012. The increase was primarily driven by a 10.8% increase in the number of scheduled service passengers, offset by a 1.6% reduction in the scheduled service average base fare. Our ability to maintain a relatively flat load factor with larger gauge aircraft drove a 5.7% increase in average number of passengers per departure. These factors coupled with a 4.5% increase in the number of scheduled service departures produced the 10.8% increase in number of scheduled service passengers. The use of larger gauge aircraft was the result of the completion of our MD-80 seat reconfiguration program in the first quarter 2013 (as we had 51 aircraft operating with 166 seats in our scheduled service network as of June 30, 2013, compared to 26 aircraft with 166 seats as of June 30, 2012) and having all six of our

Boeing 757-200 aircraft flying for the second quarter 2013 while we had two in revenue service for the majority of the second quarter 2012.

Ancillary revenue. Ancillary revenue increased 29.2% to $86.9 million for the three months ended June 30, 2013, up from $67.3 million in the same period of 2012, driven by a 16.6% increase in ancillary revenue per scheduled passenger from $39.67 to $46.25 and a 10.8% increase in the number of scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $6.58 was primarily attributable to the implementation of a new carry-on bag fee, higher take rate on checked bags and increase in the sale of advance seat assignments.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended June 30,
	2013	2012	% Change
Air-related charges	$40.73	$33.90	20.1%
Third party products	5.52	5.77	(4.3)%
Total ancillary revenue per scheduled service passenger	$46.25	$39.67	16.6%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended June 30,
(in thousands except night and day amounts)	2013	2012	% Change
Gross ancillary revenue - third party products	$33,883	$32,909	3.0%
Cost of goods sold	(23,095)	(21,909)	5.4%
Transaction costs (a)	(418)	(1,218)	(65.7)%
Ancillary revenue - third party products	$10,370	$9,782	6.0%
As percent of gross ancillary revenue - third party	30.6%	29.7%	0.9 pp
Hotel room nights	170,086	204,327	(16.8)%
Rental car days	238,791	201,605	18.4%

(a) Includes payment expenses and travel agency commissions.

During the three months ended June 30, 2013, we generated gross revenue of $33.9 million from the sale of third party products, which resulted in net revenue of $10.4 million. Net third party products revenue increased 6.0% primarily due to the impact on our margin from lower transaction costs. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as form of payment. The increase of 18.4% in sale of rental car days was primarily driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and more than offset a reduction in the sale of hotel rooms. The reduction in hotel room sales, primarily in the Las Vegas market, was driven by a change in approach for certain promotional activities.
Fixed fee contract revenue. Fixed fee contract revenue decreased 68.5% to $3.1 million for the three months ended June 30, 2013, from $9.8 million in the same period of 2012. The decrease was driven by a 72.1% reduction in fixed fee block hours flown, slightly offset by a higher per-block hour rate. The significant reduction in our fixed fee block hours flown was primarily due to the expiration of our contract with Caesars Entertainment, Inc. in December 2012.

Other revenue. We generated other revenue of $0.6 million for the three months ended June 30, 2013 compared to $2.4 million in the same period of 2012, primarily from lease revenue for aircraft and flight equipment. We leased out one A320 aircraft for one month during the three months ended June 30, 2013, while leasing out two Boeing 757-200 to third parties on a short-term basis for the majority of the same period in 2012. The lease term for the A320 aircraft ends in the third quarter 2013 and upon return will be placed into our operating fleet.

Operating Expenses

Our operating expenses increased 12.5% to $213.0 million for the three months ended June 30, 2013 compared to $189.3 million in the same period of 2012. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended June 30,		Percentage
	2013	2012	Change
Aircraft fuel	$50.88	$52.49	(3.1)%
Salary and benefits	20.78	18.51	12.3
Station operations	10.59	10.90	(2.8)
Maintenance and repairs	10.66	8.41	26.8
Sales and marketing	2.83	3.06	(7.5)
Aircraft lease rentals	0.72	—	NM
Depreciation and amortization	9.38	7.33	28.0
Other	5.79	4.75	21.9
Operating expense per passenger	$111.63	$105.45	5.9%
Operating expense per passenger, excluding fuel	$60.75	$52.96	14.7%

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

	Three Months Ended June 30,				Percentage
	2013		2012		Change
Aircraft fuel	4.55	¢	5.06	¢	(10.1)%
Salary and benefits	1.86		1.78		4.5
Station operations	0.95		1.05		(9.5)
Maintenance and repairs	0.95		0.81		17.3
Sales and marketing	0.25		0.29		(13.8)
Aircraft lease rentals	0.06		—		NM
Depreciation and amortization	0.84		0.71		18.3
Other	0.52		0.46		13.0
Operating expense per ASM (CASM)	9.98	¢	10.16	¢	(1.8)%
CASM, excluding fuel	5.43	¢	5.10	¢	6.5%

Aircraft fuel expense. Aircraft fuel expense increased 3.0% to $97.1 million for the three months ended June 30, 2013, up from $94.2 million in the same period of 2012. This change was due to a 4.7% increase in total system gallons consumed from 30.0 million to 31.5 million, offset by a 1.9% decrease in our average fuel cost per gallon from $3.14 to $3.08. The increase in gallons consumed is attributable to a 9.4% increase in total system average stage length, offset by a 3.6% reduction in total system departures and by better fuel efficiency.  Although we produced a 20.2% increase in scheduled service ASMs during the quarter, we required only 10.5% more gallons for scheduled service operations as a result of the use of larger gauge aircraft and a 6.3% increase in scheduled service average stage length.

Salary and benefits expense. Salary and benefits expense increased 19.3% to $39.7 million for three months ended June 30, 2013 up from $33.2 million in the same period of 2012.  The increase is primarily attributable to a 9.7% increase in the number of full-time equivalent employees, higher pilot pay scales as a result of our increased profitability and increased stock-

based compensation expense. The increase in the average number of full-time equivalent employees was driven by a higher headcount for flight attendants as we increased the gauge of our aircraft, and the hiring of additional technology staff to support our ongoing commercial activities.  As a result of pilot compensation being tied to our overall margin performance, we experienced higher pilot pay scales for the three months ended June 30, 2013 compared to the same period in 2012, with most recent adjustment to pay scales in November 2012. Stock-based compensation expense increased from the impact of the rise in our stock price on the revaluation of our outstanding liability awards.

Station operations expense. Station operations expense increased 3.3% to $20.2 million for the three months ended June 30, 2013 compared to $19.6 million in the same period of 2012. The increase was primarily attributable to increased fees at several airports where we operate despite a 3.6% reduction in system departures. We continue to experience cost pressures in the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense increased 34.7% to $20.3 million for the three months ended June 30, 2013, compared to $15.1 million in the same period of 2012. The maintenance and repairs expense per aircraft during the period was $105,000 per month for the quarter with the average monthly cost per aircraft during second quarter 2012 having come in at approximately $85,000 per month. The increase in total expense was primarily attributable to a significant increase in heavy airframe check expenses, with an increase in number of planned events and more costly work scope. Our maintenance and repair costs can vary significantly from quarter to quarter as a result of these factors.

Sales and marketing expense. Sales and marketing expense decreased 1.6% to $5.4 million for the three months ended June 30, 2013, compared to $5.5 million in the same period of 2012, resulting in a 7.5% decrease on a per passenger basis. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as a form of payment.  This increase in debit card take rate has resulted in a reduction of our transaction costs as a percentage of scheduled service and ancillary revenue.  This trend continued in the second quarter 2013 as we had a 1.6% decrease in sales and marketing expense despite a 15.2% increase in our scheduled service and ancillary revenues.

Aircraft lease rentals expense. We had $1.4 million in aircraft lease rentals expense for the three months ended June 30, 2013 and no expense in the same period of 2012. During the three months ended June 30, 2013, we operated two Airbus A319 aircraft under operating leases for the majority of the period.

Depreciation and amortization expense. Depreciation and amortization expense increased 35.9% to $17.9 million for the three months ended June 30, 2013, compared to $13.2 million in the same period of 2012.  The increase was driven by an 8.9% increase in the average number of operating aircraft, depreciation expense related to the MD-80 seat reconfiguration project and accelerated depreciation resulting from announced MD-80 aircraft retirements and a change in the estimate of residual values and remaining useful lives for our MD-80 engine pool. As of June 30, 2013, we had 65 owned aircraft (including six Boeing 757-200 aircraft and 51 MD-80 aircraft reconfigured to 166 seats) compared to 61 owned aircraft (including three Boeing 757-200 aircraft and 26 MD-80 aircraft reconfigured to 166 seats) at June 30, 2012.

Other expense. Other expense increased 29.5% to $11.1 million for the three months ended June 30, 2013 from $8.5 million for the same period of 2012. The $2.6 million increase was primarily attributable to non capitalizable information technology development costs, crew training for our Airbus fleet and costs to support a seasonal operating base in Los Angeles.

Other (Income) Expense

Other (income) expense remained relatively flat at $1.9 million net other expense for the three months ended June 30, 2013 compared to $2.0 million net other expense for the same period in 2012.

Income Tax Expense

Our effective income tax rate was 37.2% for the three months ended June 30, 2013 compared to 36.8% for the same period of 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six months ended June 30,
	2013	2012
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	38.9	41.9
Salaries and benefits	15.3	14.2
Station operations	7.5	8.3
Maintenance and repairs	7.3	7.8
Sales and marketing	2.1	2.3
Aircraft lease rentals	0.3	—
Depreciation and amortization	6.6	5.4
Other	4.1	3.4
Total operating expenses	82.0%	83.3%
Operating margin	18.0%	16.7%

 Operating Revenue

Our operating revenue increased 12.7% to $528.8 million for the six months ended June 30, 2013, up from $469.0 million for the same period of 2012 primarily due to a 32.6% increase in ancillary revenue and a 10.2% increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by an 8.4% increase in scheduled service passengers and a 6.6% increase in our total average fare from $130.90 to $139.57.

Scheduled service revenue. Scheduled service revenue increased 10.2% to $345.2 million for the six months ended June 30, 2013, up from $313.3 million in the same period of 2012. The increase was primarily driven by a 9.6% increase in the number of scheduled service passengers as our scheduled service average base fare was relatively flat year-over-year. Passenger growth was attributable to a 6.5% increase in the average number of passengers per departure and a 2.9% increase in the number of scheduled service departures.  During the first quarter of 2013, we completed our MD-80 seat reconfiguration program, with 51 aircraft operating with 166 seats in our scheduled service network as of June 30, 2013, compared to 26 aircraft with 166 seats as of June 30, 2012. An increase in the average number of larger gauge Boeing 757-200 aircraft in our operating fleet also contributed to the average number of passengers per departure increase. The number of passengers increased as we were able to maintain our load factor despite a larger average number of seats per departure.

Ancillary revenue. Ancillary revenue increased 32.6% to $174.4 million for the six months ended June 30, 2013, up from $131.5 million in the same period of 2012, driven by a 21.1% increase in ancillary revenue per scheduled passenger from $38.70 to $46.85 and a 9.6% increase in the number of scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $8.15 was primarily attributable to the implementation of a new carry-on bag fee, a higher take rate on checked bags and an increase in sale of advance seat assignments. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six months ended June 30,
	2013	2012	% Change
Air-related charges	$41.18	$33.14	24.3%
Third party products	5.67	5.56	2.0%
Total ancillary revenue per scheduled service passenger	$46.85	$38.70	21.1%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Six months ended June 30,
(in thousands except night and day amounts)	2013	2012	% Change
Gross ancillary revenue - third party products	$68,210	$65,777	3.7%
Cost of goods sold	(46,057)	(44,353)	3.8%
Transaction costs (a)	(1,066)	(2,520)	(57.7)%
Ancillary revenue - third party products	$21,087	$18,904	11.5%
As percent of gross ancillary revenue - third party	30.9%	28.7%	2.2 pp
Hotel room nights	326,532	389,171	(16.1)%
Rental car days	488,890	410,943	19.0%

(a) Includes payment expenses and travel agency commissions

During the six months ended June 30, 2013, we generated gross revenue of $68.2 million from the sale of third party products, which resulted in net revenue of $21.1 million.  Net third party products revenue increased 11.5% primarily due to the impact on our margin from lower transaction costs. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as form of payment. The increase of 19.0% in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and more than offset a reduction in the sale of hotel rooms. The reduction in hotel room sales, primarily in the Las Vegas market, was driven by a change in approach for certain promotional activities.

Fixed fee contract revenue. Fixed fee contract revenue decreased 57.4% to $8.3 million for the six months ended June 30, 2013, from $19.4 million in the same period of 2012. The decrease was driven by a 67.0% reduction in fixed fee block hours flown, slightly offset by a higher per-block hour rate.  The significant reduction in our fixed fee block hours flown was primarily due to the expiration of our contract with Caesars Entertainment, Inc. in December 2012.

Other revenue. We generated other revenue of $0.9 million for the six months ended June 30, 2013 compared to $4.8 million in the same period of 2012, primarily from lease revenue for aircraft and flight equipment.  We leased out three Boeing 757-200 aircraft to third parties on a short-term basis for the majority of the six months ended June 30, 2012 while we leased out one A320 aircraft during the same period in 2013, with its lease term from June through September of 2013.

Operating Expenses

Our operating expenses increased 10.9% to $433.6 million for the six months ended June 30, 2013 compared to $390.8 million in the same period of 2012 despite a 13.7% increase in system capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	Six Months Ended June 30,		Percentage
	2013	2012	Change
Aircraft fuel	$54.25	$54.71	(0.8)%
Salary and benefits	21.33	18.50	15.3
Station operations	10.44	10.88	(4.0)
Maintenance and repairs	10.15	10.17	(0.2)
Sales and marketing	2.96	3.06	(3.3)
Aircraft lease rentals	0.44	—	NM
Depreciation and amortization	9.18	6.99	31.3
Other	5.68	4.45	27.6
Operating expense per passenger	$114.43	$108.76	5.2
Operating expense per passenger, excluding fuel	$60.18	$54.05	11.3%

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,				Percentage
	2013		2012		Change
Aircraft fuel	4.78	¢	5.20	¢	(8.1)%
Salary and benefits	1.88		1.76		6.8
Station operations	0.92		1.03		(10.7)
Maintenance and repairs	0.89		0.97		(8.2)
Sales and marketing	0.26		0.29		(10.3)
Aircraft lease rentals	0.04		—		NM
Depreciation and amortization	0.81		0.67		20.9
Other	0.50		0.42		19.0
Operating expense per ASM (CASM)	10.08	¢	10.34	¢	(2.5)%
CASM, excluding fuel	5.30	¢	5.14	¢	3.1%

Aircraft fuel expense. Aircraft fuel expense increased 4.5% to $205.6 million for the six months ended June 30, 2013, up from $196.6 million in the same period of 2012. This change was due to a 3.8% increase in gallons consumed from 61.3 million to 63.6 million on a relatively flat average fuel cost per gallon. Although we experienced a 13.7% increase in total system ASMs during the six month period, we required only 3.8% more gallons as a result of an 8.6% increase in total system average stage length and our larger gauge aircraft.

Salary and benefits expense. Salary and benefits expense increased 21.5% to $80.8 million for the six months ended June 30, 2013 up from $66.5 million in the same period of 2012.  The increase is primarily attributable to a 9.7% increase in the number of full-time equivalent employees, adjustments to our pilot pay scales as a result of our increased profitability, stock-based compensation and increased bonus expense resulting from our higher profitability. The increase in the number of average full-time equivalent employees was driven by a higher headcount for flight attendants as we increased the gauge of our aircraft, and the hiring of additional technology staff to support our ongoing commercial activities.  As a result of pilot compensation being tied to our overall margin performance, we experienced higher pilot pay scales for the six months ended June 30, 2013 compared to the same period in 2012, with the most recent adjustment to pay scales in November 2012.

Station operations expense. Station operations expense remained relatively flat at $39.6 million for the six months ended June 30, 2013 compared to $39.1 million in the same period of 2012 as increased fees at several airports where we operate were mostly offset by the effect of a 4.3% reduction in system departures. We continue to experience cost pressures in certain of the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense increased 5.2% to $38.5 million for the six months ended June 30, 2013, compared to $36.6 million in the same period of 2012 despite a 9.6% increase in average number of aircraft.  The maintenance and repairs cost per aircraft during the period was approximately $100,000 per month for the six month period ending June 30, 2013 compared to approximately $104,000 per aircraft per month during the same period in 2012. The increase in total expense was primarily attributable to an increase in heavy airframe check expenses, offset by a reduction in engine overhaul expense from the prior year as we completed a substantial engine refurbishment program during the first quarter of 2012.

Sales and marketing expense. Sales and marketing expense increased by only 2.4% to $11.2 million for the six months ended June 30, 2013, compared to $11.0 million in the same period of 2012, resulting in a 3.3% decrease on a per passenger basis. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as a form of payment.  This increase in debit card take rate has resulted in a reduction of our transaction costs as a percentage of scheduled service and ancillary revenue.  This trend continued into the first six months of 2013 as our scheduled service and ancillary revenues increased 16.8% which far outpaced our 2.4% increase in sales and marketing expense.

Aircraft lease rentals expense. We had $1.7 million in aircraft lease rentals expense for the six months ended June 30, 2013 and no expense in the same period of 2012. During the six months ended June 30, 2013, we took delivery of two leased Airbus A319 aircraft, with one aircraft placed into service in the first quarter and one in the second quarter. We expect to accept delivery of the remaining seven Airbus A319 aircraft under existing lease contracts during 2014 and 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased 38.4% to $34.8 million for the six months ended June 30, 2013, compared to $25.1 million in the same period of 2012.  The increase was driven by a 9.6% increase in the average number of operating aircraft, depreciation expense related to the MD-80 seat reconfiguration project and accelerated depreciation resulting from announced MD-80 aircraft retirements and a change in the estimate of residual values and remaining useful lives for our MD-80 engine pool. As of June 30, 2013, we had 65 owned aircraft (including six Boeing 757-200 aircraft and 51 MD-80 aircraft reconfigured to 166 seats) compared to 61 owned aircraft (including one Boeing 757-200 aircraft and 17 MD-80 aircraft reconfigured to 166 seats) at June 30, 2012.

Other expense. Other expense increased 34.7% to $21.5 million for the six months ended June 30, 2013 from $16.0 million for the same period of 2012. The increase was primarily attributable to a $1.5 million higher write-down of engine values in our consignment program compared to the prior year and increased flight operations expense and administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense remained flat at $3.8 million net other expense for the six months ended June 30, 2013.

Income Tax Expense

Our effective income tax rate was flat at 37.1% for the six months ended June 30, 2013 compared to 37.0% for the same period of 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

 Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Percent
	2013	2012	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	1,908,472	1,794,665	6.3
Revenue passenger miles (RPMs) (thousands)	1,889,416	1,636,113	15.5
Available seat miles (ASMs) (thousands)	2,134,660	1,862,262	14.6
Load factor	88.5%	87.9%	0.6
Operating revenue per ASM (RASM)** (cents)	11.99	12.41	(3.4)
Operating expense per ASM (CASM) (cents)	9.98	10.16	(1.8)
Fuel expense per ASM (cents)	4.55	5.06	(10.1)
Operating CASM, excluding fuel (cents)	5.43	5.11	6.3
Operating expense per passenger	$111.60	$105.48	5.8
Fuel expense per passenger	$50.87	$52.50	(3.1)
Operating expense per passenger, excluding fuel	$60.74	$52.98	14.6
ASMs per gallon of fuel	67.8	62.0	9.4
Departures	13,275	13,767	(3.6)
Block hours	32,639	31,450	3.8
Average stage length (miles)	940	859	9.4
Average number of operating aircraft during period	64.6	59.3	8.9
Average block hours per aircraft per day	5.5	5.8	(5.2)
Full-time equivalent employees at end of period	1,919	1,750	9.7
Fuel gallons consumed (thousands)	31,468	30,048	4.7
Average fuel cost per gallon	$3.08	$3.14	(1.9)

Scheduled service statistics:
Passengers	1,878,474	1,695,650	10.8
Revenue passenger miles (RPMs) (thousands)	1,864,135	1,561,405	19.4
Available seat miles (ASMs) (thousands)	2,082,586	1,732,601	20.2
Load factor	89.5%	90.1%	(0.6)
Departures	12,702	12,155	4.5
Average passengers per departure	148	140	5.7
Scheduled service seats per departure	168.6	157.7	6.9
Block hours	31,617	28,799	9.8
Yield (cents)	8.87	9.71	(8.7)
Scheduled service revenue per ASM (PRASM) (cents)	7.94	8.75	(9.3)
Total ancillary revenue per ASM** (cents)	4.17	3.88	7.5
Total scheduled service revenue per ASM (TRASM)** (cents)	12.11	12.63	(4.1)
Average fare — scheduled service	$88.00	$89.43	(1.6)
Average fare — ancillary air-related charges	$40.73	$33.90	20.1
Average fare — ancillary third party products	$5.52	$5.77	(4.3)
Average fare — total	$134.25	$129.10	4.0
Average stage length (miles)	957	900	6.3
Fuel gallons consumed (thousands)	30,607	27,692	10.5
Average fuel cost per gallon	$3.12	$3.32	(6.0)
Percent of sales through website during period	93.1%	91.5%	1.6

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six months ended June 30,		Percent
	2013	2012	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	3,788,813	3,593,706	5.4
Revenue passenger miles (RPMs) (thousands)	3,797,491	3,336,354	13.8
Available seat miles (ASMs) (thousands)	4,297,805	3,778,909	13.7
Load factor	88.4%	88.3%	0.1
Operating revenue per ASM (RASM)** (cents)	12.30	12.41	(0.9)
Operating expense per ASM (CASM) (cents)	10.09	10.34	(2.4)
Fuel expense per ASM (cents)	4.78	5.20	(8.1)
Operating CASM, excluding fuel (cents)	5.31	5.14	3.3
Operating expense per passenger	$114.44	$108.76	5.2
Fuel expense per passenger	$54.26	$54.71	(0.8)
Operating expense per passenger, excluding fuel	$60.18	$54.05	11.3
ASMs per gallon of fuel	67.5	61.7	9.4
Departures	26,529	27,733	(4.3)
Block hours	66,423	64,743	2.6
Average stage length (miles)	948	873	8.6
Average number of operating aircraft during period	64.0	58.4	9.6
Average block hours per aircraft per day	5.7	6.1	(6.6)
Full-time equivalent employees at end of period	1,919	1,750	9.7
Fuel gallons consumed (thousands)	63,628	61,289	3.8
Average fuel cost per gallon	$3.23	$3.21	0.6

Scheduled service statistics:
Passengers	3,723,132	3,398,035	9.6
Revenue passenger miles (RPMs) (thousands)	3,743,163	3,189,133	17.4
Available seat miles (ASMs) (thousands)	4,174,037	3,520,258	18.6
Load factor	89.7%	90.6%	(0.9)
Departures	25,200	24,483	2.9
Average passengers per departure	148	139	6.5
Scheduled service seats per departure	168.2	156.2	7.7
Block hours	64,017	59,364	7.8
Yield (cents)	9.22	9.82	(6.1)
Scheduled service revenue per ASM (PRASM) (cents)	8.27	8.90	(7.1)
Total ancillary revenue per ASM** (cents)	4.18	3.74	11.8
Total scheduled service revenue per ASM (TRASM)** (cents)	12.45	12.64	(1.5)
Average fare — scheduled service	$92.73	$92.20	0.6
Average fare — ancillary air-related charges	$41.18	$33.14	24.3
Average fare — ancillary third party products	$5.66	$5.56	1.8
Average fare — total	$139.57	$130.90	6.6
Average stage length (miles)	967	916	5.6
Fuel gallons consumed (thousands)	61,633	56,546	9.0
Average fuel cost per gallon	$3.27	$3.39	(3.5)
Percent of sales through website during period	93.7%	91.3%	2.4
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $362.8 million at December 31, 2012 to $401.5 million at June 30, 2013.  Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale.

Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.

During the first six months of 2013, our primary source of funds was cash generated by our operations. Our operating cash flows along with the proceeds of borrowings from time to time have allowed us to invest in the growth of our fleet, information technology infrastructure and development, return cash to our stockholders and grow our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 aircraft purchase agreements, along with our future aircraft operating lease obligations.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations. As we have done in the past, we consider raising funds through debt financing on an opportunistic basis from time to time.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2013, our operating activities provided $141.1 million of cash compared to $116.6 million during the same period of 2012. The cash flows provided by operations for the six months ended June 30, 2013 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  In addition, as non-cash items such as depreciation and amortization reduce our net income without requiring current cash expenditures, the $9.7 million increase in that item from the first six months of 2012 to first six months of 2013 contributed to the increased cash flow from operations. We generated more cash from operating activities for the six months ended June 30, 2013 compared to the same period of 2012, primarily as a result of higher net income, higher non-cash depreciation and amortization and prepayment of $15.0 million in the prior year for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.

Investing Activities. Cash used in investing activities was $109.1 million for each of the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, our primary use of cash was for the purchase of investment securities, net of maturities, of $41.7 million, and the purchase of property and equipment of $77.0 million. Purchases of property and equipment during the six months ended June 30, 2013 consisted primarily of the purchase of three Airbus aircraft (two A320 aircraft under existing purchase agreements and one A319 aircraft), the purchase of office space for our new corporate headquarters, MD-80 engine purchases and aircraft induction costs. These investing activities were offset by cash provided by returned aircraft deposits of $10.2 million.

During the six months ended June 30, 2012, our primary use of cash was for the purchase of investment securities, net of maturities, of $50.4 million, and the purchase of property and equipment of $61.1 million.  Purchases of property and equipment were primarily for the cash purchase of two Boeing 757-200 aircraft, MD-80 engines and MD-80 aircraft improvements from the seat reconfiguration program.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2013 was $35.1 million, compared to $12.7 million of cash generated from financing activities for the same period in 2012.  During the six months ended June 30, 2013, the primary use of cash was for stock repurchases of $33.0 million and principal payments on debt obligations of $5.8 million.  During the six months ended June 30, 2012, cash from financing activities resulted from $14.0 million provided by proceeds from the issuance of long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies during the six months ended June 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at “Item 1 — Unaudited Consolidated Financial Statements - Notes to Consolidated Financial Statements — Note 2 — Newly Issued Accounting Pronouncements.”

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, fleet plan, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 47.4% of our operating expenses for the six months ended June 30, 2013. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2013, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $9.5 million for the three months ended June 30, 2013 and approximately $20.5 million for the six months ended June 30, 2013. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at June 30, 2013, which totaled $86.4 million in cash and cash equivalents, $272.1 million of short-term investments and $32.8 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2013 would have affected interest income from cash and investment securities by $0.8 million and $1.6 million, respectively.

We had $121.8 million, including current maturities, of variable-rate debt as of June 30, 2013 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2013 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $23.3 million, including current maturities, of fixed-rate debt as of June 30, 2013. A hypothetical 100 basis point change in market interest rates in the three and six months ended June 30, 2013 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended June 30, 2013, we repurchased 106,190 shares under our share repurchase program authority, at an average cost of $91.37 per share, for a total expenditure of $9.7 million.  In addition, we had repurchases during the quarter from employees who received restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2013	29,642	$89.99	29,082	$97,383,278
May 2013	77,336	91.89	77,108	90,297,929
June 2013	—	—	None	90,297,929
Total	106,978	$91.37	106,190	$90,297,929

(1)
Represents the remaining dollar of open market purchases of the Company’s common stock which has been authorized by the Board under a share repurchase program.  On April 23, 2013, the Board increased the remaining authority to $100.0 million.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1	Agreement of Sale and Purchase dated April 19, 2013, among Crossing Business Center 1 and 2 LLC, Crossing Business Center 7 LLC and Allegiant Air, LLC.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 7, 2013, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended June 30, 2013 and June 30, 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended June 30, 2013 and June 30, 2012, (iv) Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2013 and June 30, 2012, and (v) the Notes to the Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: August 7, 2013	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer