Form 10-Q
period 2013-09-30
Allegiant Travel CO
filed 2013-11-05
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2013 was 18,578,030.

Allegiant Travel Company

Form 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$32,988	$89,557
Restricted cash	13,694	10,046
Short-term investments	250,067	239,139
Accounts receivable, net	16,589	18,635
Expendable parts, supplies and fuel, net of allowance for obsolescence of $1,415 and $875 at September 30, 2013 and December 31, 2012, respectively	21,074	18,432
Prepaid expenses	22,237	24,371
Deferred income taxes	744	796
Other current assets	1,380	14,291
Total current assets	358,773	415,267
Property and equipment, net	455,955	351,204
Restricted cash, net of current portion	305	150
Long-term investments	20,577	24,030
Investment in and advances to unconsolidated affiliates, net	4,317	2,007
Deposits and other assets	3,942	5,536
Total assets	$843,869	$798,194
Current liabilities:
Current maturities of long-term debt	$13,584	$11,623
Accounts payable	11,582	14,533
Accrued liabilities	42,260	36,476
Air traffic liability	160,499	147,914
Total current liabilities	227,925	210,546
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	166,121	139,229
Deferred income taxes	45,663	46,695
Total liabilities	439,709	396,470
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,037,360 and 21,899,155 shares issued; 18,577,530 and 19,333,516 shares outstanding, as of September 30, 2013 and December 31, 2012, respectively	22	22
Treasury stock, at cost, 3,459,830 and 2,565,639 shares at September 30, 2013 and December 31, 2012, respectively	(182,819)	(102,829)
Additional paid in capital	208,019	201,012
Accumulated other comprehensive gain (loss), net	30	(69)
Retained earnings	377,123	302,325
Total Allegiant Travel Company stockholders' equity	402,375	400,461
Noncontrolling interest	1,785	1,263
Total equity	404,160	401,724
Total liabilities and stockholders' equity	$843,869	$798,194

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUE:
Scheduled service revenue	$148,466	$133,086	$493,700	$446,368
Ancillary revenue:
Air-related charges	66,577	59,915	219,904	172,537
Third party products	8,646	9,036	29,733	27,940
Total ancillary revenue	75,223	68,951	249,637	200,477
Fixed fee contract revenue	3,985	12,084	12,267	31,530
Other revenue	1,200	2,743	2,075	7,506
Total operating revenue	228,874	216,864	757,679	685,881
OPERATING EXPENSES:
Aircraft fuel	89,195	89,928	294,762	286,557
Salary and benefits	38,135	32,865	118,951	99,362
Station operations	19,114	18,601	58,670	57,702
Maintenance and repairs	18,310	18,311	56,773	54,868
Sales and marketing	4,514	4,190	15,727	15,141
Aircraft lease rentals	2,025	—	3,693	—
Depreciation and amortization	17,106	15,704	51,890	40,836
Other	11,243	8,517	32,758	24,488
Total operating expenses	199,642	188,116	633,224	578,954
OPERATING INCOME	29,232	28,748	124,455	106,927
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(214)	(92)	(384)	(56)
Interest income	(328)	(230)	(806)	(741)
Interest expense	2,257	2,255	6,739	6,529
Total other (income) expense	1,715	1,933	5,549	5,732
INCOME BEFORE INCOME TAXES	27,517	26,815	118,906	101,195
PROVISION FOR INCOME TAXES	10,520	9,929	44,391	37,423
NET INCOME	16,997	16,886	74,515	63,772
Net loss attributable to noncontrolling interest	(109)	(59)	(283)	(59)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$17,106	$16,945	$74,798	$63,831
Earnings per share to common stockholders:
Basic	$0.91	$0.88	$3.92	$3.32
Diluted	$0.91	$0.87	$3.90	$3.29
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,629	19,116	18,925	19,053
Diluted	18,794	19,305	19,042	19,260

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$16,997	$16,886	$74,515	$63,772
Other comprehensive income:
Unrealized income on available-for-sale securities	63	144	158	109
Income tax expense related to unrealized income on available-for-sale securities	(23)	(53)	(59)	(40)
Total other comprehensive income	40	91	99	69
Total comprehensive income	17,037	16,977	74,614	63,841
Comprehensive loss attributable to noncontrolling interest	(109)	(59)	(283)	(59)
Comprehensive income attributable to Allegiant Travel Company	$17,146	$17,036	$74,897	$63,900

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$74,515	$63,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,890	40,836
Loss on aircraft and other equipment disposals	4,967	2,159
Provision for obsolescence of expendable parts, supplies and fuel	540	300
Amortization of deferred financing costs and original issue discount	481	412
Stock-based compensation expense	7,930	3,269
Deferred income taxes	(980)	4,767
Excess tax benefits from stock-based compensation	(1,628)	(1,049)
Changes in certain assets and liabilities:
Restricted cash	(3,803)	(621)
Accounts receivable	2,046	(3,696)
Expendable parts, supplies and fuel	(3,182)	(5,183)
Prepaid expenses	2,134	(7,157)
Other current assets	2,911	892
Accounts payable	(1,167)	7,731
Accrued liabilities	1,193	1,686
Air traffic liability	12,585	20,673
Net cash provided by operating activities	150,432	128,791
INVESTING ACTIVITIES:
Purchase of investment securities	(226,763)	(250,627)
Proceeds from maturities of investment securities	219,387	204,657
Purchase of property and equipment, including pre-delivery deposits	(161,560)	(88,842)
Interest during refurbishment of aircraft	(123)	(360)
Proceeds from sale of property and equipment	494	565
Investment in unconsolidated affiliates, net	(2,310)	(2,812)
Change in deposits and other assets	10,224	2,925
Net cash used in investing activities	(160,651)	(134,494)
FINANCING ACTIVITIES:
Excess tax benefits from stock-based compensation	1,628	1,049
Proceeds from exercise of stock options	2,041	4,527
Proceeds from the issuance of long-term debt	48,000	13,981
Proceeds from sale of ownership interest in subsidiary, net	1,400	(150)
Repurchase of common stock	(79,990)	(843)
Principal payments on long-term debt	(19,225)	(6,478)
Payments for deferred financing costs	(204)	—
Net cash (used in) provided by financing activities	(46,350)	12,086
Net change in cash and cash equivalents	(56,569)	6,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,557	150,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,988	$157,123
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$473	$1,256
Assets sold in acquisition of ownership interest in subsidiary	$1,225	$—
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

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of September 30, 2013, all of the Company’s long-term investments had contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of September 30, 2013				As of December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$11,297	$—	$—	$11,297	$3,689	$—	$—	$3,689
Certificates of deposit	—	—	—	—	5,862	1	—	5,863
Commercial paper	111,444	17	(1)	111,460	82,163	16	(42)	82,137
Municipal debt securities	118,719	21	(3)	118,737	190,507	—	(33)	190,474
Government debt securities	10,003	—	—	10,003	22,011	2	—	22,013
Corporate debt securities	36,494	1	(5)	36,490	33,310	—	(13)	33,297
Total	$287,957	$39	$(9)	$287,987	$337,542	$19	$(88)	$337,473

The Company believes unrealized losses related to investment securities are not other-than-temporary.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of September 30, 2013	As of December 31, 2012
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$121,516	$122,376
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	48,000	—
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	10,189	12,668
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	—	5,102
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	—	4,150
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	—	6,556
Total long-term debt	179,705	150,852
Less current maturities	13,584	11,623
Long-term debt, net of current maturities	$166,121	$139,229

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

As of September 30, 2013, management believes the Company is in compliance with all covenants under the Term Loan and no events occurred which would have required any prepayment of the debt.

Other

In September 2013, the Company borrowed $48,000 under a modified loan agreement secured by four Airbus aircraft.  The notes payable issued under the modified loan agreement bear interest at 3.99% per annum and are payable in monthly installments through September 2018.  The Company applied a portion of the proceeds to prepay existing debt obligations of $10,485 secured by four Boeing 757 aircraft due through October 2015.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. During the nine months ended September 30, 2013, the Company repurchased 880,991 shares through open market purchases at an average cost of $85.64 per share for a total expenditure of $75,449. No share repurchases were made under the program during the nine months ended September 30, 2012.  As of September 30, 2013, the Company had $43,286 in unused stock repurchase authority remaining under the Board approved program.

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

Assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$11,297	$11,297	$—	$—
Municipal debt securities	6,046	—	6,046	—
Total cash equivalents	17,343	11,297	6,046	—
Short-term investments
Commercial paper	111,460	—	111,460	—
Municipal debt securities	92,115	—	92,115	—
Corporate debt securities	36,489	—	36,489	—
Government debt securities	10,003	—	10,003	—
Total short-term investments	250,067	—	250,067	—
Long-term investments
Municipal debt securities	20,577	—	20,577	—
Total long-term investments	20,577	—	20,577	—
Total investment securities	$287,987	$11,297	$276,690	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,689	$3,689	$—	$—
Commercial paper	370	—	370	—
Municipal debt securities	70,245	—	70,245	—
Total cash equivalents	74,304	3,689	70,615	—
Short-term investments
Certificates of deposit	5,863	—	5,863	—
Commercial paper	81,767	—	81,767	—
Municipal debt securities	106,207	—	106,207	—
Corporate debt securities	33,297	—	33,297	—
Government debt securities	12,005	—	12,005	—
Total short-term investments	239,139	—	239,139	—
Long-term investments
Municipal debt securities	14,022	—	14,022	—
Government debt securities	10,008	—	10,008	—
Total long-term investments	24,030	—	24,030	—
Total investment securities	$337,473	$3,689	$333,784	$—

There were no significant transfers between Level 1 and Level 2 assets for the nine months ended September 30, 2013 or during the year ended December 31, 2012.

The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's debt was estimated using either indicative pricing from market information or the discounted amount of future cash flows. The discounted cash flows use the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk. As of September 30, 2013, the estimated fair value and the carrying value of its debt, including current maturities were $174,694 and $179,705, respectively. As of December 31, 2012, the estimated fair value and the carrying value of its debt, including current maturities were $149,789 and $150,852, respectively.

Note 7 — Income Taxes

For the three and nine months ended September 30, 2013, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at September 30, 2013.

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

Both methods resulted in the same diluted net income per share for the three months ended September 30, 2013. For the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, the second method which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below and in the paragraph following the table are in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic:
Net income attributable to Allegiant Travel Company	$17,106	$16,945	$74,798	$63,831
Less: Net income allocated to participating securities	(135)	(129)	(563)	(481)
Net income attributable to common stock	$16,971	$16,816	$74,235	$63,350
Net income per share, basic	$0.91	$0.88	$3.92	$3.32
Weighted-average shares outstanding	18,629	19,116	18,925	19,053
Diluted:
Net income attributable to Allegiant Travel Company	$17,106	$16,945	$74,798	$63,831
Less: Net income allocated to participating securities	—	(128)	(559)	(476)
Net income attributable to common stock	$17,106	$16,817	$74,239	$63,355
Net income per share, diluted	$0.91	$0.87	$3.90	$3.29
Weighted-average shares outstanding	18,629	19,116	18,925	19,053
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	165	236	151	237
Adjusted weighted-average shares outstanding under treasury stock method	18,794	19,352	19,076	19,290
Participating securities excluded under two-class method	NA	(47)	(34)	(30)
Adjusted weighted-average shares outstanding under two-class method	NA	19,305	19,042	19,260

As of September 30, 2013, stock awards outstanding of 33 shares and 191 shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, because they were antidilutive.  As of September 30, 2012, there were minimal antidilutive stock awards.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In December 2012, the Company entered into purchase agreements for seven Airbus A320 aircraft. In August 2013, the Company entered into purchase agreements for two additional A320 aircraft formalizing certain rights under existing purchase agreements.  Of the nine aircraft under contract, two were acquired in the second quarter of 2013 and five were acquired in the third quarter of 2013. As of September 30, 2013, the contractual obligations for the two remaining aircraft under contract were $23,360 to be paid in 2014 upon taking ownership of the aircraft.

Note 10 — Subsequent Events

In October 2013, the Company borrowed $10,000 under a loan agreement secured by real estate it purchased in second quarter 2013. The note payable issued under the loan agreement bears interest at 2.86% per annum, provides for a 25-year amortization and is payable in monthly installments through October 2018 when a balloon payment is due.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2013 and 2012. Also discussed is our financial position as of September 30, 2013 and December 31, 2012. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third quarter 2013 results

During the third quarter of 2013, we achieved a 12.8% operating margin resulting in net income of $17.1 million on operating revenues of $228.9 million.  This resulted in a 4.6% year-over-year increase in diluted earnings per share to $0.91, with the third quarter being typically our weakest quarter of the year. Results for the third quarter 2013 were driven by a 9.1% increase in revenue passenger miles ("RPMs") attributable to an 8.2% increase in scheduled service available seat miles (“ASMs”) and a slightly higher load factor, our total scheduled service revenue per passenger (“TRASM”) performance and a reduction in fuel cost per ASM, offset by non-fuel cost pressures.

Our total operating revenues in the third quarter of 2013 increased $12.0 million or 5.5% year-over-year. Scheduled service revenue increased 11.6% and ancillary revenue increased by 9.1% due to increases in scheduled service RPMs and average base fare. The third quarter of 2013 was our 15th consecutive quarter of year-over-year increases in total average fare, which increased 4.8% to $130.99 for the three months ended September 30, 2013.
During September 2013, we discovered a compliance issue with respect to the evacuation slides in our MD-80 aircraft. The MD-80 aircraft were temporarily removed from service until all slides could be reinspected. As of September 30, 2013, all of the reinspections had been completed and all of our MD-80 aircraft in service prior to removal have returned to service.

Our operating expense per ASM ("CASM") increased 2.8% from 10.29¢ for the three months ended September 30, 2012 to 10.58¢ for the same period of 2013. Our fuel trends continued into the third quarter with a decline of 3.9% in our year-over-year fuel cost per ASM. Our ASMs per gallon increased 5.8% for the three months ended September 30, 2013 compared to the same period in 2012, as we operated larger gauge Boeing 757-200 aircraft and additional seats in our MD-80 fleet. Non-fuel cost pressures during the quarter in which we had our lowest aircraft utilization quarter since 2009 and an additional $2.0 million in costs associated with the evacuation slide interruption, resulted in an 8.9% increase in CASM, excluding fuel, which offset the effect of the improved fuel cost per ASM performance. Our larger gauge Boeing 757-200 aircraft and additional seats in our MD-80 fleet enabled us to increase scheduled service ASMs on flat departures and only a 2.9% increase in block hours flown. The $2.0 million in additional costs from the evacuation slide interruption included costs attributable to aircraft lease rentals as scheduled routes were serviced with aircraft from outside parties, station operations expense due to interrupted trip expenses, salary and benefits expense through additional overtime and maintenance and repairs expense for the cost of additional evacuation slides purchased for the fleet.

As of September 30, 2013, we had $303.6 million in unrestricted cash and investment securities. Our liquidity position continues to provide us opportunities to invest in the growth of our fleet, with $84.5 million in capital expenditures during the third quarter. During the quarter, we purchased and took delivery of five A320 aircraft under existing purchase agreements. We continued to repurchase shares under our share repurchase program, with 490,518 shares repurchased during the quarter at an average cost of $95.84 per share for a total expenditure of $47.0 million. These uses of cash were offset by proceeds received from borrowing of $48.0 million under a modified loan agreement secured by four Airbus aircraft. We also used $10.5 million of these proceeds to prepay certain existing debt obligations.

Aircraft

Operating Fleet

As of September 30, 2013, our total aircraft in service consisted of 52 MD-80 aircraft, six Boeing 757-200 aircraft, and three Airbus A319 aircraft.  During the third quarter of 2013, we placed one owned Airbus A319 aircraft into service, retired two MD-80 aircraft and temporarily grounded two MD-80 aircraft. We expect to return the two temporarily grounded MD-80 aircraft to revenue service in the first quarter of 2014 once they have completed modification to 166 seat configuration. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of September 30, 2013			As of December 31, 2012			As of September 30, 2012
	Own (b)	Lease	Total	Own (b)	Lease	Total	Own (b)	Lease	Total
MD82/83/88s (a)	52	—	52	56	—	56	56	—	56
MD87s (c)	—	—	—	2	—	2	2	—	2
B757-200	6	—	6	5	—	5	4	—	4
A319	1	2	3	—	—	—	—	—	—
Total	59	2	61	63	—	63	62	—	62

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: September 30, 2013 – 51; December 31, 2012 – 45; September 30, 2012 – 36.
(b)	Does not include aircraft owned, but not added to our operating fleet or temporarily stored as of the date indicated.
(c)	Used almost exclusively for fixed fee flying.

Airbus aircraft

In August 2012, we entered into lease agreements for nine Airbus A319 aircraft with expected deliveries through the third quarter of 2015.  As of September 30, 2013, we have two of these Airbus A319 aircraft in revenue service. We expect to take possession of the remaining aircraft under these lease agreements in 2014 and 2015.

In December 2012, we entered into purchase agreements for seven A320 aircraft.  In August 2013, we entered into purchase agreements for two additional A320 aircraft formalizing purchase rights we had under existing purchase agreements. Of the nine A320 aircraft under contract, two were acquired in the second quarter of 2013 and five were acquired in the third quarter of 2013. These seven aircraft are currently being prepared for revenue service and are expected to be placed into our operating fleet in fourth quarter 2013 or first quarter 2014. We expect to acquire the final two A320 aircraft under contract and place them in revenue service in 2015.

Fleet plan

The following table provides the expected number of operating aircraft in service at the end of the respective year based on scheduled deliveries of Airbus aircraft and the reinstatement of two MD-80 aircraft which had been temporarily grounded:

	December 31, 2013	December 31, 2014
MD-80 (166 seats)	51	53
MD-80 (non 166 seats)	1	—
B757-200	6	6
A319	3	4
A320	7	9
Total	68	72

Network

At September 30, 2013, we offered scheduled service on 199 routes into our 14 leisure destinations. At September 30, 2013, we served 88 cities in 37 states (including small cities and destinations) in our route network.  Network changes during the quarter included the addition of our third route to Reno, Nevada and a new route from Provo, Utah to Los Angeles, California.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
Leisure destinations	14	13	12
Small cities served	74	74	66
Total cities served	88	87	78
Total routes	199	195	176

Trends and Uncertainties

Our system average fuel cost per gallon increased from $3.11 for the third quarter of 2012 to $3.17 for the same period of 2013. Crude oil prices for the nine months ended September 30, 2013 were up slightly from the prior year, but have remained relatively stable throughout 2013. In addition, our fuel efficiencies continued in the third quarter as additional seats in our MD-80 aircraft, our larger gauge Boeing 757-200 and our Airbus aircraft (three in our operating fleet during the quarter) drove a 5.8% year-over-year increase in ASMs per gallon. As we continue to add Airbus aircraft into our scheduled service network, we expect further fuel efficiencies given the newer engine technology of these Airbus aircraft compared to our existing fleet. Long-term fuel costs remain uncertain and fuel cost volatility would materially impact future operating costs.
For over a two week period in October 2013, all nonessential government functions were shut down when the United States Congress failed to approve funds for the ongoing operation of the federal government. As a result of the furlough of FAA personnel deemed nonessential during this period, we have experienced delays impacting scheduled expansion of service. We require these FAA personnel for the approval of recently hired and trained additional crew, approvals necessary for operation of recently purchased A320 aircraft and completion of certain activities necessary for operation at recently announced airports. Although our planned growth in the fourth quarter has been impacted, we believe these setbacks will not have a significant impact on our financial results as a result of alternatives implemented to work around these FAA delays.
During the fourth quarter of 2013 or first quarter of 2014, we expect to place seven Airbus A320 series aircraft into revenue service. These aircraft will be placed into revenue service later than expected as a result of the government shutdown. We believe the addition of these Airbus aircraft to our existing fleet will meet our aircraft needs to support our planned growth in 2014.
During the third quarter of 2013, we continued to make substantial progress on our automation projects including the consolidation of multiple distribution channels on our new platform. Although these enhancements to our technology infrastructure will continue to require a significant capital investment, we believe these efforts will provide additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.
We continue to expand our route network with focus on serving residents of small cities. During the third quarter of 2013, we announced 31 new routes, with the majority to our Florida markets, as we announced nine new routes with service to Orlando, nine new routes with service to Punta Gorda and six new routes with service to Tampa Bay/St. Petersburg. These route announcements include service to 11 new small cities added to our network. As of December 31, 2013, our route network is expected to include 227 routes to serve 85 small cities and 14 destinations. We believe our small city to leisure destination strategy provides numerous opportunities with our available aircraft and further introduction of Airbus aircraft. Even with this expansion of service, we expect to continue aggressive capacity management in our markets to maintain acceptable fares and profits.
RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three months ended September 30,
	2013	2012
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	39.0	41.5
Salaries and benefits	16.7	15.2
Station operations	8.4	8.6
Maintenance and repairs	8.0	8.4
Sales and marketing	2.0	1.9
Aircraft lease rentals	0.9	—
Depreciation and amortization	7.5	7.2
Other	4.9	3.9
Total operating expenses	87.4%	86.7%
Operating margin	12.6%	13.3%

 Operating Revenue

Our operating revenue increased 5.5% to $228.9 million for the three months ended September 30, 2013, up from $216.9 million for the same period of 2012 primarily due to an 11.6% increase in scheduled service revenue and a 9.1% increase in ancillary revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 5.6% increase in scheduled service passengers and a 4.8% increase in our total average fare per passenger from $124.94 to $130.99.
Scheduled service revenue. Scheduled service revenue increased 11.6% to $148.5 million for the three months ended September 30, 2013, up from $133.1 million in the same period of 2012. The increase was primarily driven by a 5.6% increase in the number of scheduled service passengers and a 5.6% increase in the scheduled service average base fare, despite an 8.2% increase in scheduled service capacity. Our ability to maintain a relatively flat load factor with larger gauge aircraft drove a 4.9% increase in average number of passengers per departure. The increase in average number of passengers per departure, on flat year-over-year departures, produced the 5.6% increase in number of scheduled service passengers. The use of larger gauge aircraft was the result of the completion of our MD-80 seat reconfiguration program in the first quarter 2013 (as we had 51 aircraft operating with 166 seats in our scheduled service network during all of third quarter compared to 36 aircraft with 166 seats as of September 30, 2012) and having all six of our Boeing 757-200 aircraft flying for the third quarter 2013 while we had two in revenue service for the majority of the third quarter 2012.
Ancillary revenue. Ancillary revenue increased 9.1% to $75.2 million for the three months ended September 30, 2013, up from $69.0 million in the same period of 2012, driven by 5.6% increase in scheduled service passengers and a 3.3% increase in ancillary revenue per scheduled passenger from $42.64 to $44.05. Our ancillary revenue per scheduled service passenger increased $1.41 primarily attributable to a higher take-rate on carry-on bags and checked bags and an increase in the sale of advance seat assignments. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three months ended September 30,
	2013	2012	% Change
Air-related charges	$38.99	$37.05	5.2%
Third party products	5.06	5.59	(9.5)%
Total ancillary revenue per scheduled service passenger	$44.05	$42.64	3.3%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three months ended September 30,
(in thousands)	2013	2012	% Change
Gross ancillary revenue - third party products	$28,741	$28,311	1.5%
Cost of goods sold	(19,613)	(18,475)	6.2%
Transaction costs (a)	(482)	(800)	(39.9)%
Ancillary revenue - third party products	$8,646	$9,036	(4.3)%
As percent of gross ancillary revenue - third party	30.1%	31.9%	(1.8) pp
Hotel room nights	144	163	(11.6)%
Rental car days	195	183	6.5%

(a) Includes payment expenses and travel agency commissions.

During the three months ended September 30, 2013, we generated gross revenue of $28.7 million from the sale of third party products, which resulted in net revenue of $8.6 million. Net third party products revenue decreased 4.3% primarily due to the reduction of the take-rate on the sale of hotel room nights offset by an increase in the sale of rental car days driven by increase in Florida passengers. The reduction in the hotel take-rate was primarily from the impact of certain promotions in the prior year which have been phased out.
Fixed fee contract revenue. Fixed fee contract revenue decreased 67.0% to $4.0 million for the three months ended September 30, 2013, from $12.1 million in the same period of 2012. The decrease was driven by a 69.7% reduction in fixed fee block hours flown, slightly offset by a higher per-block hour rate. The significant reduction in our fixed fee block hours flown was primarily due to the expiration of our fixed fee flying contract with Caesars Entertainment, Inc. in December 2012.
Other revenue. We generated other revenue of $1.2 million for the three months ended September 30, 2013 compared to $2.7 million in the same period of 2012, primarily from lease revenue for aircraft and flight equipment. We leased one A320 aircraft during the three months ended September 30, 2013 compared to two Boeing 757-200 leased for the majority of the same period in 2012. In October 2013, we took possession of the A320 aircraft from lease expiration and will place it into our operating fleet during fourth quarter 2013 or first quarter 2014.
Operating Expenses

Our operating expenses increased 6.1% to $199.6 million for the three months ended September 30, 2013 compared to $188.1 million in the same period of 2012. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three months ended September 30,		Percentage
	2013	2012	Change
Aircraft fuel	$51.17	$52.07	(1.7)%
Salary and benefits	21.88	19.03	15.0
Station operations	10.97	10.77	1.9
Maintenance and repairs	10.50	10.60	(0.9)
Sales and marketing	2.59	2.43	6.6
Aircraft lease rentals	1.16	—	NM
Depreciation and amortization	9.81	9.09	7.9
Other	6.46	4.93	31.0
Operating expense per passenger	$114.54	$108.92	5.2%
Operating expense per passenger, excluding fuel	$63.37	$56.85	11.5%

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

	Three months ended September 30,				Percentage
	2013		2012		Change
Aircraft fuel	4.73	¢	4.92	¢	(3.9)%
Salary and benefits	2.02		1.80		12.2
Station operations	1.01		1.02		(1.0)
Maintenance and repairs	0.97		1.00		(3.0)
Sales and marketing	0.24		0.23		4.3
Aircraft lease rentals	0.11		—		NM
Depreciation and amortization	0.90		0.86		4.7
Other	0.60		0.46		30.4
Operating expense per ASM (CASM)	10.58	¢	10.29	¢	2.8%
CASM, excluding fuel	5.85	¢	5.37	¢	8.9%

Aircraft fuel expense. Aircraft fuel expense was relatively flat at $89.2 million for the three months ended September 30, 2013 compared to $89.9 million in the same period of 2012. This change was due to a 2.5% decrease in total system gallons consumed, offset by a 1.9% increase in our average fuel cost per gallon from $3.11 to $3.17. The decrease in gallons consumed is attributable to a 7.7% reduction in total system departures and better fuel efficiency, offset by a 5.8% increase in total system average stage length. Although we experienced a 3.2% increase in total system ASMs during the quarter, we required 2.5% fewer gallons as a result of a 5.8% increase in total system average stage length and our larger gauge aircraft.
Salary and benefits expense. Salary and benefits expense increased 16.0% to $38.1 million for three months ended September 30, 2013 up from $32.9 million in the same period of 2012.  The increase is primarily attributable to a 12.8% increase in the number of full-time equivalent employees, increased stock-based compensation expense and higher pilot pay scales as a result of our increased profitability. The increase in the average number of full-time equivalent employees was driven by a higher headcount for flight attendants as we increased the gauge of our aircraft, and the hiring of additional technology staff to support our ongoing commercial activities.  As a result of pilot compensation being tied to our overall margin performance, we experienced higher pilot pay scales for the three months ended September 30, 2013 compared to the same period in 2012, with the most recent adjustment to pay scales in November 2012. The current pay scale will continue through April 2014 when it will be subject to adjustment based on trailing 12 month margin performance. Based on our current level of profitability, we do not expect an increase to the pilot pay scale at that time. Stock-based compensation expense increased from the impact of the rise in our stock price on the revaluation of our outstanding liability awards.
Station operations expense. Station operations expense increased 2.8% to $19.1 million for the three months ended September 30, 2013 compared to $18.6 million in the same period of 2012. The increase was primarily attributable to increased fees at several airports where we operate (despite a 7.7% reduction in system departures) and an increase in interrupted trip expenses associated with operational disruptions from compliance checks performed on slides in our MD-80 fleet. We continue to experience cost pressures in the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense was flat at $18.3 million for the three months ended September 30, 2013 and 2012 as the average number of aircraft in service was flat and heavy maintenance events and costs associated with these events were comparable between the current and prior periods. On an ASM basis, our maintenance and repairs expense declined by 3.0%.
Sales and marketing expense. Sales and marketing expense increased 7.7% to $4.5 million for the three months ended September 30, 2013, compared to $4.2 million in the same period of 2012, primarily from increased transaction costs in line with our scheduled service passenger revenue increase and an increase in advertising expenses.
Aircraft lease rentals expense. We had $2.0 million in aircraft lease rentals expense for the three months ended September 30, 2013 and no expense in the same period of 2012. During the three months ended September 30, 2013, we operated two Airbus A319 aircraft under operating leases for the period and incurred subservice costs during the quarter. We had a number of our scheduled routes serviced with aircraft from outside parties during the period in September while slides in our MD-80 operating fleet had compliance checks performed.

Depreciation and amortization expense. Depreciation and amortization expense increased 8.9% to $17.1 million for the three months ended September 30, 2013, compared to $15.7 million in the same period of 2012.  The increase was driven by higher cost from the larger gauge of our aircraft fleet compared to the prior year and additional depreciation resulting from a second quarter 2013 change in the estimate of residual values and remaining useful lives for our MD-80 engine pool. As of September 30, 2013, we had 61 owned aircraft (including six Boeing 757-200 aircraft and 51 MD-80 aircraft reconfigured to 166 seats) compared to 62 owned aircraft (including four Boeing 757-200 aircraft and 36 MD-80 aircraft reconfigured to 166 seats) at September 30, 2012.
Other expense. Other expense increased 32.0% to $11.2 million for the three months ended September 30, 2013 from $8.5 million for the same period of 2012. The $2.7 million increase was primarily attributable to a higher loss on equipment disposals and the write-down of engine values in our consignment program compared to the prior year. In addition, non capitalizable information technology development costs, crew training for our Airbus fleet and costs to support a seasonal operating base in Los Angeles contributed to the increase.

Other (Income) Expense

Other (income) expense decreased from $1.9 million net other expense for the three months ended September 30, 2012 to $1.7 million net other expense for the same period in 2013. The decrease was primarily due to higher interest income earned on higher cash balances in the three months ended September 30, 2013 compared to the same period in the prior year and increased earnings from our unconsolidated affiliates.

Income Tax Expense

Our effective income tax rate was 38.2% for the three months ended September 30, 2013 compared to 37.0% for the same period of 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine months ended September 30,
	2013	2012
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	38.9	41.8
Salaries and benefits	15.7	14.5
Station operations	7.7	8.4
Maintenance and repairs	7.5	8.0
Sales and marketing	2.1	2.2
Aircraft lease rentals	0.5	—
Depreciation and amortization	6.8	6.0
Other	4.3	3.5
Total operating expenses	83.5%	84.4%
Operating margin	16.5%	15.6%

 Operating Revenue

Our operating revenue increased 10.5% to $757.7 million for the nine months ended September 30, 2013, up from $685.9 million for the same period of 2012 primarily due to a 24.5% increase in ancillary revenue and a 10.6% increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were primarily driven by an 8.3% increase in scheduled service passengers and a 6.1% increase in our total average fare from $128.98 to $136.87.

Scheduled service revenue. Scheduled service revenue increased 10.6% to $493.7 million for the nine months ended September 30, 2013, up from $446.4 million in the same period of 2012. The increase was primarily driven by an 8.3% increase in the number of scheduled service passengers and a 2.1% increase in our scheduled service average base fare despite a 15.2% increase in scheduled service capacity. Passenger growth was attributable to a 6.4% increase in the average number of passengers per departure and a 2.1% increase in the number of scheduled service departures.  The number of passengers increased as we were able to maintain our load factor despite a larger average number of seats per departure.

Ancillary revenue. Ancillary revenue increased 24.5% to $249.6 million for the nine months ended September 30, 2013, up from $200.5 million in the same period of 2012, driven by a 15.0% increase in ancillary revenue per scheduled passenger from $39.97 to $45.96 and an 8.3% increase in the number of scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $5.99 was primarily attributable to a higher take rate on carry-on bags and checked bags and an increase in sale of advance seat assignments. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Nine months ended September 30,
	2013	2012	% Change
Air-related charges	$40.49	$34.40	17.7%
Third party products	5.47	5.57	(1.8)%
Total ancillary revenue per scheduled service passenger	$45.96	$39.97	15.0%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Nine months ended September 30,
(in thousands)	2013	2012	% Change
Gross ancillary revenue - third party products	$96,950	$94,088	3.0%
Cost of goods sold	(65,670)	(62,828)	4.5%
Transaction costs (a)	(1,547)	(3,320)	(53.4)%
Ancillary revenue - third party products	$29,733	$27,940	6.4%
As percent of gross ancillary revenue - third party	30.7%	29.7%	1.0 pp
Hotel room nights	471	553	(14.8)%
Rental car days	684	594	15.1%

(a) Includes payment expenses and travel agency commissions

During the nine months ended September 30, 2013, we generated gross revenue of $97.0 million from the sale of third party products, which resulted in net revenue of $29.7 million.  Net third party products revenue increased 6.4% primarily due to the impact on our margin from lower transaction costs. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as form of payment. The increase of 15.1% in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and more than offset a reduction in the sale of hotel rooms. The reduction in hotel room sales, primarily in the Las Vegas market, was driven by a change in approach for certain promotional activities.

Fixed fee contract revenue. Fixed fee contract revenue decreased 61.1% to $12.3 million for the nine months ended September 30, 2013, from $31.5 million in the same period of 2012. The decrease was driven by a 68.0% reduction in fixed fee block hours flown, slightly offset by a higher per-block hour rate.  The significant reduction in our fixed fee block hours flown was primarily due to the expiration of our fixed fee flying contract with Caesars Entertainment, Inc. in December 2012.

Other revenue. We generated other revenue of $2.1 million for the nine months ended September 30, 2013 compared to $7.5 million in the same period of 2012, primarily from lease revenue for aircraft and flight equipment.  We leased out three Boeing 757-200 aircraft to third parties on a short-term basis for the majority of the nine months ended September 30, 2012 while we leased out one A320 aircraft in 2013 with a lease term from June through September. In October 2013, we took possession of the A320 aircraft from lease expiration and will place it into our operating fleet during the fourth quarter of 2013 or first quarter 2014.

Operating Expenses

Our operating expenses increased 9.4% to $633.2 million for the nine months ended September 30, 2013 compared to $579.0 million in the same period of 2012 in line with a 10.3% increase in system capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	Nine months ended September 30,		Percentage
	2013	2012	Change
Aircraft fuel	$53.29	$53.86	(1.1)%
Salary and benefits	21.50	18.67	15.2
Station operations	10.61	10.84	(2.1)
Maintenance and repairs	10.26	10.31	(0.5)
Sales and marketing	2.84	2.85	(0.4)
Aircraft lease rentals	0.67	—	NM
Depreciation and amortization	9.38	7.67	22.3
Other	5.92	4.61	28.4
Operating expense per passenger	$114.47	$108.81	5.2
Operating expense per passenger, excluding fuel	$61.18	$54.95	11.3%

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	Nine months ended September 30,				Percentage
	2013		2012		Change
Aircraft fuel	4.77	¢	5.11	¢	(6.7)%
Salary and benefits	1.92		1.77		8.5
Station operations	0.95		1.03		(7.8)
Maintenance and repairs	0.92		0.98		(6.1)
Sales and marketing	0.25		0.27		(7.4)
Aircraft lease rentals	0.06		—		NM
Depreciation and amortization	0.84		0.73		15.1
Other	0.53		0.43		23.3
Operating expense per ASM (CASM)	10.24	¢	10.32	¢	(0.8)%
CASM, excluding fuel	5.47	¢	5.21	¢	5.0%

Aircraft fuel expense. Aircraft fuel expense increased 2.9% to $294.8 million for the nine months ended September 30, 2013, up from $286.6 million in the same period of 2012. This change was due to a 1.8% increase in gallons consumed from 90.2 million to 91.8 million on a relatively flat average fuel cost per gallon. Although we experienced a 10.3% increase in total system ASMs during the nine month period, we required only 1.8% more gallons as a result of increased fuel efficiency attributable in large part to a 7.7% increase in total system average stage length and our larger gauge aircraft.

Salary and benefits expense. Salary and benefits expense increased 19.7% to $119.0 million for the nine months ended September 30, 2013 up from $99.4 million in the same period of 2012.  The increase is primarily attributable to a 12.8% increase in the number of full-time equivalent employees, adjustments to our pilot pay scales as a result of our increased profitability, stock-based compensation and increased bonus expense resulting from our higher profitability. The increase in the number of average full-time equivalent employees was driven by a higher headcount for flight attendants as we increased the gauge of our aircraft, and the hiring of additional technology staff to support our ongoing commercial activities.  As a result of pilot compensation being tied to our overall margin performance, we experienced higher pilot pay scales for the nine months ended September 30, 2013 compared to the same period in 2012, with the most recent adjustment to pay scales in November 2012.

Station operations expense. Station operations expense remained relatively flat at $58.7 million for the nine months ended September 30, 2013 compared to $57.7 million in the same period of 2012 as increased fees at several airports where we operate were mostly offset by the effect of a 5.4% reduction in system departures. We continue to experience cost pressures in certain of the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense increased only 3.5% to $56.8 million for the nine months ended September 30, 2013, compared to $54.9 million in the same period of 2012 despite a 6.0% increase in average number of aircraft. The increase in total expense was primarily attributable to an increase in heavy airframe check expenses, offset by a reduction in engine overhaul expense from the prior year as we completed a substantial engine refurbishment program during the first quarter of 2012.

Sales and marketing expense. Sales and marketing expense increased by only 3.9% to $15.7 million for the nine months ended September 30, 2013, compared to $15.1 million in the same period of 2012, but was flat on a per passenger basis. Since the introduction of our debit card discount option in the second quarter 2012, we have experienced an increase in debit card usage as a form of payment.  This increase in debit card take rate has resulted in a reduction of our transaction costs as a percentage of scheduled service and ancillary revenue.  This trend continued into the first nine months ended of 2013 as our scheduled service and ancillary revenues increased 14.9% which far outpaced our 3.9% increase in sales and marketing expense.

Aircraft lease rentals expense. We had $3.7 million in aircraft lease rentals expense for the nine months ended September 30, 2013 and no expense in the same period of 2012. During the nine months ended September 30, 2013, we took delivery of two leased Airbus A319 aircraft, with one aircraft placed into service in the first quarter and one in the second quarter. We expect to accept delivery of the remaining seven Airbus A319 aircraft under existing lease contracts during 2014 and 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased 27.1% to $51.9 million for the nine months ended September 30, 2013, compared to $40.8 million in the same period of 2012.  The increase was driven by a higher cost from the larger gauge of our aircraft fleet compared to the prior year and additional depreciation resulting from a second quarter 2013 change in the estimate of residual values and remaining useful lives for our MD-80 engine pool.

Other expense. Other expense increased 33.8% to $32.8 million for the nine months ended September 30, 2013 from $24.5 million for the same period of 2012. The increase was primarily attributable to a $1.9 million higher write-down of engine values in our consignment program compared to the prior year, non capitalizable information technology development costs, costs to support a seasonal operating base in Los Angeles and crew training for our Airbus fleet.

Other (Income) Expense

Other (income) expense remained relatively flat for the nine months ended September 30, 2013.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.3% for the nine months ended September 30, 2013 compared to 37.0% for the same period of 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

 Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Percent
	2013	2012	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	1,742,961	1,727,117	0.9
Revenue passenger miles (RPMs) (thousands)	1,685,208	1,598,861	5.4
Available seat miles (ASMs) (thousands)	1,886,698	1,828,576	3.2
Load factor	89.3%	87.4%	1.9
Operating revenue per ASM (RASM)** (cents)	12.13	11.86	2.3
Operating expense per ASM (CASM) (cents)	10.58	10.29	2.8
Fuel expense per ASM (cents)	4.73	4.92	(3.9)
Operating CASM, excluding fuel (cents)	5.85	5.37	8.9
Operating expense per passenger	$114.54	$108.92	5.2
Fuel expense per passenger	$51.17	$52.07	(1.7)
Operating expense per passenger, excluding fuel	$63.37	$56.85	11.5
ASMs per gallon of fuel	67.0	63.3	5.8
Departures	12,077	13,080	(7.7)
Block hours	28,773	29,644	(2.9)
Average stage length (miles)	910	860	5.8
Average number of operating aircraft during period	61.8	61.9	(0.2)
Average block hours per aircraft per day	5.1	5.2	(1.9)
Full-time equivalent employees at end of period	2,003	1,775	12.8
Fuel gallons consumed (thousands)	28,169	28,881	(2.5)
Average fuel cost per gallon	$3.17	$3.11	1.9

Scheduled service statistics:
Passengers	1,707,639	1,617,031	5.6
Revenue passenger miles (RPMs) (thousands)	1,656,872	1,519,124	9.1
Available seat miles (ASMs) (thousands)	1,823,901	1,686,230	8.2
Load factor	90.8%	90.1%	0.7
Departures	11,368	11,320	0.4
Average passengers per departure	150	143	4.9
Scheduled service seats per departure	169	162	4.3
Block hours	27,559	26,781	2.9
Yield (cents)	8.96	8.76	2.3
Scheduled service revenue per ASM (PRASM) (cents)	8.14	7.89	3.2
Total ancillary revenue per ASM** (cents)	4.12	4.09	0.7
Total scheduled service revenue per ASM (TRASM)** (cents)	12.26	11.98	2.3
Average fare — scheduled service	$86.94	$82.30	5.6
Average fare — ancillary air-related charges	$38.99	$37.05	5.2
Average fare — ancillary third party products	$5.06	$5.59	(9.5)
Average fare — total	$130.99	$124.94	4.8
Average stage length (miles)	932	910	2.4
Fuel gallons consumed (thousands)	27,084	26,343	2.8
Average fuel cost per gallon	$3.23	$3.31	(2.4)
Percent of sales through website during period	93.6%	90.6%	3.0

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine months ended September 30,		Percent
	2013	2012	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	5,531,774	5,320,823	4.0
Revenue passenger miles (RPMs) (thousands)	5,482,699	4,935,215	11.1
Available seat miles (ASMs) (thousands)	6,184,503	5,607,485	10.3
Load factor	88.7%	88.0%	0.7
Operating revenue per ASM (RASM)** (cents)	12.25	12.23	0.2
Operating expense per ASM (CASM) (cents)	10.24	10.32	(0.8)
Fuel expense per ASM (cents)	4.77	5.11	(6.7)
Operating CASM, excluding fuel (cents)	5.47	5.21	5.0
Operating expense per passenger	$114.47	$108.81	5.2
Fuel expense per passenger	$53.29	$53.86	(1.1)
Operating expense per passenger, excluding fuel	$61.18	$54.95	11.3
ASMs per gallon of fuel	67.4	62.2	8.4
Departures	38,606	40,813	(5.4)
Block hours	95,196	94,387	0.9
Average stage length (miles)	936	869	7.7
Average number of operating aircraft during period	63.2	59.6	6.0
Average block hours per aircraft per day	5.5	5.8	(5.2)
Full-time equivalent employees at end of period	2,003	1,775	12.8
Fuel gallons consumed (thousands)	91,797	90,170	1.8
Average fuel cost per gallon	$3.21	$3.18	0.9

Scheduled service statistics:
Passengers	5,430,771	5,015,066	8.3
Revenue passenger miles (RPMs) (thousands)	5,400,035	4,708,257	14.7
Available seat miles (ASMs) (thousands)	5,997,938	5,206,489	15.2
Load factor	90.0%	90.4%	(0.4)
Departures	36,568	35,803	2.1
Average passengers per departure	149	140	6.4
Scheduled service seats per departure	168	158	6.3
Block hours	91,575	86,145	6.3
Yield (cents)	9.14	9.48	(3.6)
Scheduled service revenue per ASM (PRASM) (cents)	8.23	8.57	(4.0)
Total ancillary revenue per ASM** (cents)	4.16	3.85	8.1
Total scheduled service revenue per ASM (TRASM)** (cents)	12.39	12.42	(0.2)
Average fare — scheduled service	$90.91	$89.01	2.1
Average fare — ancillary air-related charges	$40.49	$34.40	17.7
Average fare — ancillary third party products	$5.47	$5.57	(1.8)
Average fare — total	$136.87	$128.98	6.1
Average stage length (miles)	957	914	4.7
Fuel gallons consumed (thousands)	88,716	82,889	7.0
Average fuel cost per gallon	$3.26	$3.37	(3.3)
Percent of sales through website during period	93.7%	89.8%	3.9
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $362.8 million at December 31, 2012 to $317.3 million at September 30, 2013.  Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale.
Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.
During the first nine months of 2013, our primary source of funds was $150.4 million generated by our operations and proceeds of $48.0 million in borrowings secured by aircraft. Our operating cash flows along with the proceeds of borrowings from time to time have allowed us to invest in the growth of our fleet, information technology infrastructure and development, return cash to our stockholders and grow our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 aircraft purchase agreements, along with our future aircraft operating lease obligations.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations. As we have done in the past, we consider raising funds through debt financing on an opportunistic basis from time to time.
Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2013, our operating activities provided $150.4 million of cash compared to $128.8 million during the same period of 2012. The cash flows provided by operations for the nine months ended September 30, 2013 were primarily the result of net income and an increase in air traffic liability which results from passenger bookings for future travel.  In addition, as non-cash items such as depreciation and amortization reduce our net income without requiring current cash expenditures, the $11.1 million increase in depreciation and amortization expense from the first nine months of 2012 to first nine months of 2013 contributed to the increased cash flow from operations. We generated more cash from operating activities for the nine months ended September 30, 2013 compared to the same period of 2012, primarily as a result of higher net income, higher non-cash depreciation and amortization and prepayment of $15.0 million in the prior year for access to hotel rooms for sale through an agreement with one of our key Las Vegas hotel partners.
Investing Activities. Cash used in investing activities was $160.7 million for the nine months ended September 30, 2013 and $134.5 million for the same period in 2012. During the nine months ended September 30, 2013, our primary use of cash was for the purchase of property and equipment of $161.6 million consisting primarily of the purchase of eight Airbus aircraft (seven A320 aircraft under existing purchase agreements and one A319 aircraft), the purchase of office space for our new corporate headquarters, MD-80 engine purchases and aircraft induction costs. In addition, we purchased $7.4 million of investment securities, net of maturities. These investing activities were offset by cash provided by returned aircraft deposits of $10.2 million.
During the nine months ended September 30, 2012, our primary use of cash was for the purchase of property and equipment of $88.8 million and investment securities, net of maturities, of $46.0 million. Purchases of property and equipment were primarily for the cash purchase of two Boeing 757-200 aircraft, MD-80 engines and MD-80 aircraft improvements from the seat reconfiguration program.
Financing Activities. Cash used in financing activities for the nine months ended September 30, 2013 was $46.4 million, compared to $12.1 million of cash generated from financing activities for the same period in 2012.  During the nine months ended September 30, 2013, the primary use of cash was for stock repurchases of $80.0 million and principal payments on debt obligations of $19.2 million. During third quarter, we issued notes payable of $48.0 million associated with loans secured by four of our Airbus aircraft, with $10.5 million applied to early payment of existing debt obligations. During the nine months ended September 30, 2012, cash from financing activities resulted primarily from $14.0 million provided by proceeds from the issuance of long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change to these policies during the nine months ended September 30, 2013.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 46.5% of our operating expenses for the nine months ended September 30, 2013. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2013, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $9.0 million for the three months ended September 30, 2013 and approximately $29.4 million for the nine months ended September 30, 2013. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at September 30, 2013, which totaled $33.0 million in cash and cash equivalents, $250.1 million of short-term investments and $20.6 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2013 would have affected interest income from cash and investment securities by $0.6 million and $2.3 million, respectively.

We had $121.5 million, including current maturities, of variable-rate debt as of September 30, 2013 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2013 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

We had $58.2 million, including current maturities, of fixed-rate debt as of September 30, 2013. A hypothetical 100 basis point change in market interest rates would not have a material effect on the fair value of our fixed-rate debt instruments as of September 30, 2013. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended September 30, 2013, we repurchased 490,518 shares under our share repurchase program authority, at an average cost of $95.84 per share, for a total expenditure of $47.0 million.  In addition, we had repurchases during the quarter from employees who received restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2013	170,910	$95.84	170,689	$73,941,132
August 2013	285,829	96.07	285,829	46,480,951
September 2013	34,000	93.96	34,000	43,286,244
Total	490,739	$95.85	490,518	$43,286,244

(1)	Represents the remaining dollar amount of open market purchases of the Company’s common stock which has been authorized by the Board under a share repurchase program.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 5, 2013, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2013 and September 30, 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2013 and September 30, 2012, (iv) Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2013 and September 30, 2012, and (v) the Notes to the Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: November 5, 2013	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer