Form 10-K
period 2013-12-31
Allegiant Travel CO
filed 2014-02-28
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2013, was approximately $1,600,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 1, 2014 was 18,595,051.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 18, 2014, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.
EXHIBIT INDEX IS LOCATED ON PAGE 69

Allegiant Travel Company

Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

A brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited frequency nonstop flights predominantly between small city markets and popular leisure destinations. As of February 1, 2014, our operating fleet consisted of 53 MD-80 aircraft, seven Airbus A320 aircraft, three Airbus A319 aircraft and six Boeing 757-200 aircraft providing service on 225 routes to 99 cities.

Air-related ancillary products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers.  These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, food and beverage purchases on board and other air-related services.

Third party ancillary products and services.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show tickets) for sale to our passengers.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

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

Unique Business Model

We have developed a unique business model that focuses on leisure travelers in small cities.  The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industry.  Our focus on the leisure customer allows us to eliminate the costly complexity burdening others in our industry in their goal to be all things to all customers, particularly most other airlines who target a business customer.

Traditional Airline Approach		Allegiant Approach
•	Focus on customers (business and leisure)	•	Focus on leisure traveler
•	Provide high frequency service from big cities	•	Provide low frequency service from small cities
•	Use smaller aircraft to provide connecting service from smaller markets through hubs	•	Use larger jet aircraft to provide nonstop service from small cities direct to leisure destinations
•	Sell through various intermediaries	•	Sell only directly to travelers
•	Offer flight connections	•	No connecting flights offered
•	Use code-share arrangements to increase passenger traffic	•	Do not use code-share arrangements

We have established a route network with a national footprint, providing service on 225 routes between 86 small cities and 13 leisure destinations, and serving 39 states as of February 1, 2014.  In most of these cities, we provide service to more than one of our leisure destinations.  We currently provide service to the popular leisure destinations of Las Vegas, Nevada, Orlando, Florida, Phoenix, Arizona, Tampa/St. Petersburg, Florida, Los Angeles, California, Ft. Lauderdale, Florida, Punta Gorda, Florida, the San Francisco Bay Area, California, Honolulu, Hawaii, Maui, Hawaii and Palm Springs, California.  We currently provide service on a seasonal basis to San Diego, California, and Myrtle Beach, South Carolina. The geographic diversity of our route network protects us from regional variations in the economy and helps to insulate us from competitive actions as it would be difficult for a competitor to materially impact our business by targeting one city or region.  Our widespread route network also contributes to the continued growth in our customer base.

As we have developed our unique business model, our ancillary offerings, including the sale of third party products and services, have been a significant source of our total operating revenue growth.  We have increased ancillary revenue per passenger from $5.87 in 2004 to $45.73 in 2013.  We own and manage our own air reservation system which gives us the ability to modify or upgrade our system to enhance product offerings based on specific needs without being dependent on non-customized product upgrades from outside suppliers.  We believe the control of our automation systems has allowed us to be innovators in the industry in providing our customers with a variety of different travel services and products.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Leisure customers in small cities

We believe small cities represent a large underserved market, especially for leisure travel.  Prior to the initiation of our service, leisure travelers from small city markets had limited desirable options to reach leisure destinations as existing carriers are generally focused on connecting business customers through their hub-and-spoke networks.  These limited options provide us with significant growth opportunities in these small city markets.  We believe our nonstop service, along with our low prices and leisure company relationships, make it attractive for leisure travelers to purchase our travel services and products.  The size of these markets and our focus on the leisure customer allow us to adequately serve our markets with less frequency and to vary our air transportation capacity to match seasonal demand patterns.

By focusing on small cities, we believe we avoid the intense competition in high traffic domestic air corridors. In our typical small city market, travelers faced high airfares and cumbersome connections or long drives to major airports to reach our leisure destinations before we started providing service.  Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand as there is typically a substantial increase in traffic after we begin service on new routes. We believe our market strategy has had the benefit of not being hostile to either legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, or traditional low cost carriers (“LCCs”), which have tended to focus more on larger markets than the small city markets we serve.

Capacity management

We aggressively manage seat capacity to match leisure demand patterns.  The management of our seat capacity includes increasing utilization of our aircraft during periods of high leisure demand and decreasing utilization in low leisure demand periods.  During 2013, our system average block hours per aircraft per day, was 5.5 system block hours for the full year.  During our peak demand period in March we averaged 7.1 system block hours per aircraft per day while in September, our lowest month for demand, we averaged 3.9 system block hours per aircraft per day.  Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year.  For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA during winter months.  Therefore, we have a seasonal adjustment to the frequency of our Bellingham-Palm Springs route from two flights per week during a period of low demand in the summer to six or more flights per week during a period of high demand in the winter.  With our ability to generate strong ancillary revenue and the ability to spread out our costs over a larger number of passengers, we price our fares and actively manage our capacity to target a 90 percent load factor which has allowed us to operate profitably throughout periods of high fuel prices and economic recessions.  Our low ownership cost aircraft facilitate our ability to adjust service levels quickly and maintain profitability during difficult economic times.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile (“ASM”) or operating CASM was 10.33¢ and 10.37¢ in 2013 and 2012, respectively. Excluding the cost of fuel, our operating CASM was 5.60¢ for 2013 and 5.32¢ for 2012.  We continue to focus on maintaining low operating costs through the following tactics and strategies:

Cost-driven schedule.  We design our flight schedule to concentrate our aircraft each night in our crew bases.  This concentration allows us to better utilize personnel, airport facilities, aircraft, spare parts inventory, and other assets.  We can do this because we believe leisure travelers are generally less concerned about departure and arrival times than business travelers.  Therefore, we are able to schedule flights at times that enable us to reduce our costs but are desirable for our leisure customer base.

Low aircraft ownership costs.  We believe we properly balance low aircraft ownership costs and operating costs to minimize our total costs.  As of February 1, 2014, our operating fleet consists of 53 MD-80 series aircraft, seven Airbus A320 aircraft, three Airbus A319 aircraft and six Boeing 757-200 aircraft.  Our MD-80 aircraft have been substantially less expensive to acquire than newer narrow body aircraft and have been a reliable aircraft.  Our Boeing 757-200 aircraft allow us to serve longer haul routes which could not be reached with the MD-80 aircraft, while maintaining low aircraft ownership costs consistent with our business model.

During 2013 we introduced used Airbus A320 series aircraft into our fleet. We purchased seven A320 Airbus aircraft and one A319 Airbus aircraft and acquired two additional A319 Airbus aircraft through operating leases. As of February 1, 2014, we have committed to purchase two additional A320 Airbus aircraft and entered into operating lease agreements for seven additional A319 Airbus aircraft to be delivered in 2014 and 2015. We believe the current environment to acquire high quality used Airbus aircraft is similar to the used aircraft market we experienced when we began adding MD-80 aircraft to our fleet in 2001.  We believe the decline in used Airbus aircraft market conditions has been driven by significant overproduction of classic engine option ("CEO") aircraft, restricted global capacity and refleeting strategies for new engine option ("NEO") narrow body aircraft by both air carriers and aircraft lessors. We believe the addition of these used Airbus A320 series aircraft will allow us to maintain low aircraft ownership costs consistent with our business model.

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

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels to avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, through our telephone reservation center or website.  The purchase of travel through our website is the least expensive form of distribution for us and accounted for 92 percent of our scheduled service revenue during 2013. We believe our percentage of website sales is the highest in the U.S. airline industry. Further, we are 100 percent ticketless, which saves printing, postage, and back-office processing expenses.

Small city market airports.  Our business model focuses on residents of small cities in the United States.  Typically the airports in these small cities have lower operating costs than airports in larger cities.  These lower costs are driven by less expensive passenger facilities, landing and ground service charges.  In addition to inexpensive airport costs, many of our small cities provide marketing support which results in lower marketing costs.

Ancillary product offerings

We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have unbundled the air transportation product by charging fees for services many U.S. airlines historically bundled in their product offering. We offer a simple base product at an attractive low fare which enables us to stimulate demand and we generate incremental revenue as customers pay additional amounts for conveniences they value.  For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft allowing passengers to purchase items they value.

Our third party product offerings allow our customers the opportunity to purchase hotels, rental cars, show tickets, and other attractions.  Our third party offerings are available to customers based on our agreements with various premier travel and leisure companies.  For example, we have direct contracts with more than 525 hotel and casino resort properties throughout the country, which allow us to provide hotel rooms in packages sold to our customers.  In addition, we have an exclusive agreement with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel.  Pricing of most third party products is based on a net-pricing model. The pricing of each product and our margin can be adjusted based on customer demand as 100 percent of our customers purchase travel through our booking engine without any intermediaries.

Closed distribution

Since approximately 92 percent of our scheduled service revenue was purchased directly through our website in 2013, we are able to establish direct relationships with our customers by utilizing their email addresses in our database. This information provides us multiple cost effective opportunities to market products and services, including at the time they purchase their travel, between the time they purchase and initiate their travel, and after they complete their travel. In addition, we market products and services to our customers during the flight. We believe the breadth of options we offer allows us to provide a “one-stop” shopping solution to enhance our customer's travel experience.

Strong financial position

As of December 31, 2013, we had $387.1 million of unrestricted cash, cash equivalents and investment securities, total debt of $234.3 million and a debt to total capitalization ratio of 38.3 percent.  The majority of our debt is from a $125.0 million senior secured term loan facility closed in 2011 (“Term Loan”).  Our ability to generate operating cash flows with our capital structure has allowed us to grow profitably with generation of net income in 11 consecutive years.  We believe we have more than adequate resources to invest in the growth of our fleet, information technology infrastructure and development, while meeting our short-term obligations.

Marketing and Distribution

Our website is our primary distribution method, which provided 92 percent of scheduled service air transportation bookings for 2013.  We also sell through our call center and at our airport ticket counters.  This distribution mix creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them.

We do not sell through Expedia, Travelocity, Orbitz or any other online travel agency nor is our product displayed and sold through the global distribution systems which include Sabre, Galileo, Worldspan and Amadeus. This distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points.  This distribution strategy also permits us to closely manage ancillary product offerings and pricing while developing and maintaining a direct relationship with our customers. The direct relationship enables us to engage continuously in communications with our customers which we believe will result in substantial benefits over time.  With our own automation system, we have the ability to continually change our ancillary product offerings and pricing points which allows us to experiment to find the optimal pricing levels for our various offerings. We believe this would be difficult and impractical to achieve through the use of the global distribution systems.

We continue to make progress on our automation projects including the upgrade of our current distribution platform.  We have fully integrated all internet traffic to our new booking engine.  We expect the continuous improvement to our new website and other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, industry capacity and pricing actions taken by other airlines. The principal competitive factors in the airline industry are price, schedule, customer service, routes served, types of aircraft, safety record and reputation, code-sharing relationships and frequent flyer programs.

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

We believe our small city strategy has reduced the intensity of competition we might otherwise face.   As of February 1, 2014, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, St. Petersburg-Clearwater International Airport, and Punta Gorda Airport.  Although no other domestic scheduled carriers operate in these four airports, virtually all U.S. airlines serve the nearby major airports serving Orlando,

Phoenix, Tampa and Ft. Myers.  On the other hand, virtually all U.S. airlines serve Las Vegas, Los Angeles, Ft. Lauderdale, the San Francisco Bay area, San Diego and Honolulu, as a result, there is potential for increased competition on these routes.

As of February 1, 2014, we face mainline competition on only 23 of our 225 routes.  Our entrance into the Hawaii market in 2012 and the recent addition of service to a number of new small cities on the east coast increased the amount of routes on which we face direct competition.  We compete with Southwest on 12 routes; six routes into Las Vegas, one route into Phoenix, two routes into Orlando, two routes into Tampa and one route into Ft. Myers.  We compete with Frontier on one route into Orlando and with American on three routes into Phoenix.  The introduction of our Hawaii service has resulted in competition with Alaska Airlines and Hawaiian Airlines.  We compete with Alaska Airlines on two routes into Hawaii (Honolulu and Maui) and on one route into Las Vegas.  We compete with Hawaiian Airlines on three routes into Honolulu, including our Los Angeles-Honolulu route, where we also compete with American, Delta and United.  We compete with Delta on one route into Orlando and one into Ft. Myers. We also compete on one route with Spirit (Plattsburgh-Ft. Lauderdale).  In addition, we compete with smaller regional jet aircraft on several routes, including Fresno-Las Vegas (United), Eugene-Los Angeles (American), Medford-Los Angeles (United), Northwest Arkansas-Los Angeles (American), Wichita-Los Angeles (United).

Indirectly, we compete with Southwest/Airtran, American, Delta and other carriers that provide nonstop service to our leisure destinations from airports near our small city markets. For example, we fly from Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas, Los Angeles, Phoenix, San Diego, Palm Springs and San Francisco on various other carriers. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Delta, although all of these legacy carriers currently utilize regional aircraft to access their hubs and mainline jets to access Las Vegas. Legacy carriers offering hub-and-spoke service with connecting flights tend to charge substantially higher, restrictive fares and have a much longer elapsed time of travel.

We also face indirect competition from automobile travel in our short-haul markets, primarily in our Florida leisure destinations. We believe our low cost pricing model and the convenience of air transportation help us compete favorably against automobile travel.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines.  We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service and reputation.

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

Employees

As of December 31, 2013, we employed 2,065 full-time equivalent employees, which consisted of 1,894 full-time and 341 part-time employees.  Full-time equivalent employees consisted of 373 pilots, 629 flight attendants, 159 airport operations personnel, 214 mechanics, 130 reservation agents, 37 flight dispatchers and 523 management and other personnel.

Salaries and benefits expense represented approximately 19 percent of total operating expenses during 2013 and 17 percent during 2012 and 2011.  We have three employee groups which have voted for union representation, consisting of approximately 50 percent of our total employees.  We are in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups.

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

In addition, if we are unable to reach a labor agreement with these employee groups, these employee groups may seek to institute work interruptions or stoppages.  We have never previously experienced any work interruptions or stoppages from our nonunionized employee groups or from these employee groups which have voted for union representation.

Maintenance

We have a Federal Aviation Administration ("FAA") approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Consistent with one of our core values, safety, all technicians employed by us have appropriate experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, heavy maintenance, and component and engine overhaul and repair. Scheduled line maintenance is generally performed by our personnel. We contract with outside organizations to provide heavy maintenance, component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own heavy maintenance, engine overhaul or component work. Our management closely supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

 Insurance

We maintain insurance policies we believe are of types customary in the industry and as required by the DOT and are in amounts we believe are adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers, and workers’ compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

We hold a DOT certificate of public convenience and necessity authorizing us to engage in (i) scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries), and (ii) charter air transportation of passengers, property and mail on a domestic and international basis. We also hold DOT authority to engage in scheduled air transportation of passengers, property and mail between Las Vegas, Cabo San Lucas and Hermosillo, Mexico (a non "open skies" country).

FAA.  The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operation specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

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

Security.  Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. The TSA has enforcement powers similar to the DOT’s and FAA’s described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001.

Aviation Taxes. The statutory authority for the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. In 2012, Congress adopted the FAA Modernization and Reform Act of 2012, which extends most commercial aviation taxes through September 30, 2015. In addition to FAA-related taxes, there are additional federal fees related to the Department of Homeland Security. These taxes do not need to be reauthorized periodically. However, in an effort to reduce the federal deficit and generate more government revenue, Congress approved legislation in December 2013 that will generate more net federal revenue by (i) increasing the Transportation Security Fee paid by passengers from $2.50 per passenger segment to $5.60 per one-way passenger trip, effective July 2014; and (ii) eliminating a security fee paid by airlines directly, called the Aviation Security Infrastructure Fee, effective October 2014. In 2014, Congress may consider legislation that could increase one or more of the passenger-paid fees used to support the operations of U.S. Customs and Border Protection (“CBP”). Grants to airports and/or airport bond financing may also be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports the Company serves.

Environmental.  We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions, and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. These agencies have enforcement powers similar to the DOT’s and FAA’s described above. In addition, we may be required to conduct an environmental review of the effects projected from the addition of our service at airports.

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. None of the airports we serve currently imposes restrictions on the number of flights or hours of operation that have a meaningful impact on our operations. It is possible one or more such airports may impose additional future restrictions with or without advance notice, which may impact our operations.

Foreign Ownership.  To maintain our DOT and FAA certificates, our airline operating subsidiary and we (as the airline’s holding company) must qualify continuously as a citizen of the United States within the meaning of U.S. aeronautical laws and regulations. This means we must be under the actual control of U.S. citizens and we must satisfy certain other requirements, including that our president and at least two-thirds of our board of directors and other managing officers must be U.S. citizens, and that not more than 25 percent of our voting stock may be owned or controlled by non-U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is strictly limited as well. We believe we are in compliance with these ownership and control criteria.

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

Working conditions of cabin crewmembers while onboard aircraft are subject to regulation by the Occupational Safety and Health Administration ("OSHA") of the Department of Labor. To the extent we are subject to OSHA requirements, we intend to continue to comply with those requirements.

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

Our operations may become subject to additional federal requirements in the future under certain circumstances. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy.  Changes to the federal excise tax and other government fees imposed on air transportation have been proposed and implemented from time to time and may result in an increased tax burden for airlines and their passengers.

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

Future Laws and Regulations.  Congress, the DOT, the FAA, the TSA and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the TSA, other agencies or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Fuel costs constitute a significant portion of our total operating expenses, representing approximately 45.8 percent, 48.7 percent and 47.7 percent during 2013, 2012 and 2011, respectively.  Significant increases in fuel costs have negatively affected our operating results in the past and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constitute a significant percentage of our total operating costs. In general, unionization has increased costs in the airline industry. We have three employee groups (pilots, flight attendants and flight dispatchers) who have elected for union representation by labor organizations.  We are currently in negotiations with these labor organizations for collective bargaining agreements with our flight attendant and pilot employee groups.  If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

The International Brotherhood of Teamsters (“IBT”) filed suit against us in November 2013 on behalf of the Allegiant Air pilots. The lawsuit seeks injunctive and make whole relief, primarily as a result of the unilateral institution of new work rules in connection with the implementation of a new flight crew scheduling system to comply with FAA pilot flight, duty and rest regulations that became effective in January 2014. The IBT claims this violated an obligation under the Railway Labor Act (“RLA”) to maintain the status quo during the course of labor negotiations, arguing that the existing pilot work rules are a collective bargaining agreement that was reached between us and the Allegiant Air Pilot Advocacy Group (“AAPAG”), which IBT contends was its predecessor as the collective bargaining representative for the Allegiant Air pilots. Although we do not believe the RLA imposes any restriction on the right to make the disputed changes because, among other reasons, AAPAG was not a "representative" under the RLA and the pilot work rules did not constitute a collective bargaining agreement, and although we do not believe an injunction or any other relief would be appropriate, there are inherent risks in any litigation and we cannot guarantee there will not be material consequences from this lawsuit.

Unfavorable economic conditions may adversely affect travel from our small city markets to our leisure destinations.

The airline industry is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced discretionary spending for leisure travel. Unfavorable economic conditions could impact demand for airline travel in our small city markets or to our leisure destinations. During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor or other operating costs, which could adversely affect our results of operations and financial condition.

Our reputation and financial results could be harmed in the event of an accident or new regulations affecting aircraft in our fleet.

As of February 1, 2014, our operating fleet consists of 53 MD-80 series aircraft, seven Airbus A320 aircraft, three Airbus A319 aircraft and six Boeing 757-200 aircraft. All of our aircraft were acquired used and range from 7 to 29 years from their manufacture date at February 1, 2014.

An accident involving one of our aircraft, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. There is no assurance, however, that the amount of insurance we carry would be sufficient to protect us from material loss.  Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

The Federal Aviation Administration (“FAA”) could suspend or restrict the use of our aircraft in the event of actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business could also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the aircraft we utilize or associated engine types because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving these aircraft or associated engine types.

Covenants in our senior secured term loan facility could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2013, we owed $121.2 million under a senior secured term loan facility (the “Term Loan”).  The Term Loan contains restrictive covenants that, among other things, limit:

· Capital expenditures
· Incurrence of future indebtedness
· Mergers and acquisitions
· Certain investments

These restrictive covenants could potentially limit how we conduct our business and could affect our ability to raise additional debt financing in the event we do not choose to prepay the debt with our cash resources.

The addition of a new aircraft type could increase our costs and increase the complexity of our operations.

During 2013, we added ten used Airbus A320 series aircraft into our operating fleet. The addition of the Airbus A320 series aircraft type to our operating fleet could increase our costs and increase the complexity of our operations, flight schedules, parts provisioning and maintenance and repair program. We expect to be active in the secondary market for the purchase or lease of additional used Airbus A320 series aircraft. There is no assurance we will be able to acquire additional used Airbus aircraft on acceptable terms.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our air reservation system, our telecommunication systems, our website and other automated systems. Our continuing work on enhancing the capabilities of our automation systems could increase the risk of automation failures. Any failure by us to handle our automation needs could negatively affect our internet sales (on which we rely heavily) and customer service and result in lost revenues and increased costs.
Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures or computer viruses.  Although we have implemented security measures and have in place disaster recovery plans, we cannot assure investors these measures are adequate to prevent disruptions.  Substantial or repeated website, reservations system or telecommunication systems failures could reduce the attractiveness of our services. Any disruption in these systems could result in the loss of important data, loss of revenue, increase in expenses and generally harm our business.

We receive, retain, and transmit certain personal information about our customers. Our online operations also rely on the secure transmission of this customer data. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we use these security measures to protect this customer data, a compromise of our physical and network security systems through a cyber security attack, could create a risk that our customers’ personal information might be obtained by unauthorized persons. A compromise in our security systems could adversely affect our reputation and disrupt operations and could also result in litigation or the imposition of penalties. In addition, it could be costly to remediate. In addition, the way businesses handle customer data is increasingly subject to legislation and regulation typically intended to protect the privacy of customer data received, retained and transmitted. We could be adversely affected if we fail to comply with existing rules or practices or if legislation or regulations are expanded to require changes in our business practices. These privacy developments are difficult to anticipate and could adversely affect our business, financial condition and results of operations.

Our maintenance costs may increase as our fleet ages.

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

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Ft. Lauderdale, Honolulu, Punta Gorda, or Oakland (the San Francisco Bay Area) as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks.

We rely on third parties to provide us with facilities and services that are integral to our business.

We have entered into agreements with third-party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services and ticket counter space. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services.

We also rely on the owners of the aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements and on a timely basis.  Our planned initiation of service with these aircraft could be adversely affected if the third parties fail to perform as contracted.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., our president and chief operating officer, Andrew C. Levy, and a small number of management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher or Mr. Levy. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Risks Associated with the Airline and Travel Industry

The airline industry is highly competitive and future competition in our small city markets could harm our business.

The airline industry is highly competitive. The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our markets, we are the only provider of nonstop service to our leisure destinations. It is possible other airlines will begin to provide nonstop services to and from these markets or otherwise target these markets. An increase in the amount of direct or indirect competition could harm our profitability.

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

In January 2011, the FAA adopted aging-aircraft regulations applicable to all large commercial aircraft.  These rules obligate aircraft design approval holders (typically the aircraft manufacturer or its successor) to establish a limit of validity ("LOV") of the engineering data that supports the aircraft’s structural maintenance program, demonstrate that widespread fatigue damage will not occur in aircraft of that type prior to reaching LOV, and establish or revise airworthiness limitations applicable to that aircraft type to include LOV.  Once an LOV has been established for a given aircraft type, LOV-related maintenance actions must be incorporated into the operator’s maintenance program, and commercial operation of the aircraft beyond the LOV is prohibited unless an extended LOV is obtained for the aircraft.  In August 2012, the FAA approved an LOV, established by Boeing, for the MD-80 aircraft of 110,000 cycles (a cycle consists of one takeoff and one landing) or 150,000 flight hours, whichever is reached first.  Under these parameters, we do not believe the LOV rules will limit our use of MD-80 aircraft before we decide to retire them from our fleet in years to come as the average number of cycles on our MD-80-series fleet was approximately 35,800 per aircraft as of February 1, 2014, and the highest number of cycles on any aircraft as of that date was approximately 50,500.  In addition, we historically operate approximately 1,000 cycles per aircraft per year. In the case of our Airbus and Boeing 757 aircraft, establishment of LOV values generally similar to the above is anticipated, with a deadline of January 2016 to incorporate the resulting maintenance program revisions. It is not yet possible to predict the future cost of complying with aging aircraft requirements.

In December 2011, in response to federal legislation requiring that the FAA adopt updated regulations regarding flight crewmember duty and rest requirements, the FAA published new regulations on that topic.  Based on internal assessments of these new rules (Part 117 of the FAA regulations), we do not anticipate significant operational or financial impact of the regulations which took effect on January 4, 2014.

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

In November 2013, the FAA proposed revisions to the method by which air carriers calculate and control aircraft weight-and-balance. The proposal is based on a continuing increase in the average weight of persons in the United States. If the revisions are adopted as proposed by the FAA, the ability of carriers to rely on average weights for this purpose will be complicated significantly and additional costs may result.

Legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict if this or any similar legislation will pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the Environmental Protection Agency (EPA) has concluded that current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. Although legal challenges and additional legislative proposals are expected, the finding could ultimately result in strict regulation of commercial aircraft emissions, as has taken effect for operations within the European Union under EU legislation.  Binding international restrictions adopted under the auspices of the International Civil Aviation Organization (a specialized agency of the United Nations) may become effective within several years.  These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

In respect of aging aircraft, crewmember duty and rest, aircraft weight-and-balance, consumer protection, climate change, taxation and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers or adjust our operations.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, the airline industry or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft types we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	sales of our common stock or other actions by investors with significant shareholdings

•	general market conditions

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

We are also subject to provisions of Nevada law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 10 percent of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors and stockholders.

Under U.S. laws and the regulations of the DOT, U.S. citizens must effectively control us. As a result, our president and at least two-thirds of our board of directors must be U.S. citizens and not more than 25 percent of our voting stock may be owned by non-U.S. citizens (although subject to DOT approval, the percent of foreign economic ownership may be as high as 49 percent). Any of these restrictions could have the effect of delaying or preventing a change in control.

Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our articles of incorporation and bylaws restrict voting of shares of our capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require no more than 25 percent of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors be U.S. citizens. Our bylaws provide no shares of our capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which we refer to as the foreign stock record. Our bylaws further provide no shares of our capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. Registration on the foreign stock record is made in chronological order based on the date we receive a written request for registration. Non-U.S. citizens will be able to own and vote shares of our common stock only if the combined ownership by all non-U.S. citizens does not violate these requirements.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

As of December 31, 2013, our total aircraft fleet consisted of 54 MD-80 aircraft, six Boeing 757-200 aircraft, three Airbus A319 aircraft, and seven Airbus A320 aircraft.  During 2013, we placed into service five owned Airbus A320 aircraft, two leased Airbus A319 aircraft and one owned Airbus A319 aircraft. We retired three MD-80 aircraft and placed in temporary storage two MD-80 aircraft. We expect to return the two MD-80 aircraft out of temporary storage and place them in revenue service during the first quarter of 2014 once modification to a 166 seat configuration is complete. The following table summarizes our total aircraft fleet as of December 31, 2013:

Aircraft Type	Owned (1)	Leased	Total	Seating Capacity (per aircraft)	Average Age in Years
MD-88/82/83 (2)	54	—	54	150/166	24.0
B757-200	6	—	6	223	20.8
A319	1	2	3	156	9.2
A320 (3)	7	—	7	177	13.2
Total aircraft	68	2	70

(1)
All of our owned aircraft are encumbered.  Refer to “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt” for discussion of our notes payable and senior secured term loan facility.

(2)
Of the 54 MD-80 aircraft, 52 were in revenue service and two were in temporary storage. The two MD-80 aircraft will be removed from temporary storage and placed in revenue service during the first quarter of 2014 once modification to a 166 seat configuration is complete. One MD-80 aircraft was retired on February 1, 2014. During 2013, we continued our MD-80 seat reconfiguration program.  As of December 31, 2013, 51 of our 52 MD-80 aircraft in service have 166 seats and one aircraft has 150 seats.

(3)	Of the seven Airbus A320 aircraft at December 31, 2013, two were being prepared for revenue service. As of February 1, 2014 these two Airbus A320 aircraft had been placed in revenue service.

As of December 31, 2013, we had entered into lease agreements for seven additional Airbus A319 aircraft and purchase agreements for two additional Airbus A320 aircraft.  Based on scheduled delivery dates, these used aircraft will have an average age of approximately 9.6 years at induction into the fleet.  The table below provides the expected number of operating aircraft at the end of each respective year based on scheduled deliveries of aircraft under contract.

	Number of aircraft at end of year
	2014	2015
MD-80	53	53
B757-200	6	6
A319	4	10
A320	7	9
Total	70	78

The following table shows the age range for each aircraft type in our fleet as well as an average age per aircraft type as of February 1, 2014:

	As of February 1, 2014
	Age range (years)	Average age (years)
MD-80	18-28	24.1
757	20-22	20.9
A319	7-10	9.3
A320	13-14	13.3

Ground Facilities

We lease facilities at the majority of our leisure destinations and several of the other airports we serve. Our leases for terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have a term ranging from month-to-month to two years and may be terminated with a 30 to 60 day notice. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

We have operational bases at airports at each of the major leisure destinations we serve.  In addition, we have an operational base in Wendover, Nevada to support our fixed fee flying under our agreement with Peppermill Resorts Inc. and an operational base in Bellingham, Washington.  During 2013, we established operational bases at Oakland International Airport and Punta Gorda Airport, which required the leasing of additional facilities to support operations.  We served these airports prior to the establishment of these operational bases.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport, Orlando Sanford International Airport and the Phoenix-Mesa Gateway Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas, Sanford and Mesa for aircraft parts and supplies.

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

Our primary corporate offices are located in Las Vegas, where we lease approximately 70,000 square feet of space under a lease that expires in April 2018 with an early termination option exercisable by us in May 2015. We also lease approximately 10,000 square feet of office space in a building adjacent to our corporate offices which is utilized for training and other corporate purposes.  In addition to base rent, we are also responsible for our share of common area maintenance charges. In both leases, the landlord is a limited liability company in which our Chief Executive Officer owns a significant interest as a non-controlling member.

During the second quarter 2013, we purchased approximately 10 acres of property in northwest Las Vegas on which there are five office buildings containing approximately 130,000 square feet of office space. The total price for the purchase was approximately $12.3 million. We expect to begin to move our corporate headquarters to the new facility after improvements to the space are completed.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market. On February 1, 2014, the last sale price of our common stock was $91.07 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2013
1st Quarter	$89.46	$72.17
2nd Quarter	$108.56	$82.79
3rd Quarter	$109.72	$91.06
4th Quarter	$114.77	$96.69
2012
1st Quarter	$57.76	$47.32
2nd Quarter	$71.42	$54.20
3rd Quarter	$75.93	$61.63
4th Quarter	$77.97	$63.40

As of February 1, 2014, there were approximately 153 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders	281,631	$53.93	1,373,607
Equity compensation plans not approved by security holders	None	N/A	None
Total	281,631	$53.93	1,373,607

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 145,247 shares of nonvested restricted stock as of December 31, 2013.

(b)
The shares shown as remaining available for future issuance under equity compensation plans is reduced for cash-settled stock appreciation rights (“SARs”).  Although, these cash-settled SARs will not result in the issuance of shares, the number of cash-settled SARs awarded reduces the number of shares available for other awards.

Dividend Policy

On November 14, 2013, our Board of Directors declared a special cash dividend of $2.25 per share on our outstanding common stock payable to stockholders of record on December 13, 2013.  On January 3, 2014, we paid cash dividends of $41.8 million to these stockholders.

We paid special cash dividends of $2.25 per share in 2014, $2.00 per share in 2012, and $0.75 per share in 2010. We do not have a formal dividend policy. Our Board of Directors periodically considers the payment of dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

Our Term Loan limits the amount of restricted payments, including cash dividends, which may be paid.  In November 2012, we entered into an amendment to our Term Loan which increased the available amount for restricted payments and other company expenditures.  As of December 31, 2013, the limitation is not material based on the amount of cash dividends paid in recent years.

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 2013	None	N/A	None	$43,286,244
November 2013	None	N/A	None	$43,286,244
December 2013	32,815	$105.82	32,815	$39,813,611
Total	32,815	$105.82	32,815	$39,813,611

(1)
Represents the remaining dollar value of open market purchases of our common stock which has been authorized by our Board of Directors under a share repurchase program. In April 2013, our Board of Directors increased the authorization to $100,000,000 of stock repurchases. There is no expiration date for the program.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index for the period beginning on December 31, 2008 and ending on December 31, 2013.  The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2008, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2008 to December 31, 2013, is not necessarily indicative of future results.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
ALGT	$100.00	$97.12	$102.92	$111.37	$156.80	$227.38
Nasdaq Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
AMEX Airline Index	$100.00	$139.32	$193.82	$133.72	$182.40	$287.51

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, 2013, has been derived from our consolidated financial statements. Investors should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2013 classifications.

	For the Year Ended December 31,
FINANCIAL DATA:	2013	2012	2011	2010	2009
Total operating revenue	$996,150	$908,719	$779,117	$663,641	$557,940
Total operating expenses	841,413	776,415	693,673	558,985	435,687
Operating income	154,737	132,304	85,444	104,656	122,253
Total other expense	8,057	7,657	5,930	1,324	1,689
Income before income taxes	146,680	124,647	79,514	103,332	120,564
Net income	91,779	78,414	49,398	65,702	76,331
Net loss attributable to noncontrolling interest	(494)	(183)	—	—	—
Net income attributable to Allegiant Travel Company	$92,273	$78,597	$49,398	$65,702	$76,331
Earnings per share to common stockholders(1):
Basic	$4.85	$4.10	$2.59	$3.36	$3.81
Diluted	$4.82	$4.06	$2.57	$3.32	$3.76
Cash dividends per share	$2.25	$2.00	$—	$0.75	$—
Cash and cash equivalents	$97,711	$89,557	$150,740	$113,293	$90,239
Investment securities	289,415	263,169	168,786	37,000	141,231
Total assets	930,191	798,194	706,743	501,266	499,639
Long-term debt (including capital leases)	234,300	150,852	146,069	28,136	45,807
Stockholders' equity	377,317	401,724	351,504	297,735	292,023
Operating margin %	15.5%	14.6%	11.0%	15.8%	21.9%
Cash provided by (used in):
Operating activities	$196,888	$176,772	$129,911	$97,956	$131,674
Investing activities	(192,832)	(208,827)	(208,223)	6,782	(97,213)
Financing activities	4,098	(29,128)	115,759	(81,684)	(41,375)

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

	For the Year Ended December 31,
OPERATING DATA:	2013	2012	2011	2010	2009
Total system statistics:
Passengers	7,241,063	6,987,324	6,175,808	5,903,184	5,328,436
Revenue passenger miles (RPMs) (thousands)	7,129,416	6,514,056	5,640,577	5,466,237	4,762,410
Available seat miles (ASMs) (thousands)	8,146,135	7,487,276	6,364,243	6,246,544	5,449,363
Load factor	87.5%	87.0%	88.6%	87.5%	87.4%
Operating revenue per ASM (RASM)* (cents)	12.23	12.14	12.24	10.62	10.24
Operating expense per ASM (CASM) (cents)	10.33	10.37	10.90	8.95	8.00
Fuel expense per ASM (cents)	4.73	5.05	5.20	3.90	3.03
Operating CASM, excluding fuel (cents)	5.60	5.32	5.70	5.05	4.97
Operating expense per passenger	$116.20	$111.12	$112.32	$94.69	$81.77
Fuel expense per passenger	$53.25	$54.13	$53.54	$41.28	$30.97
Operating expense per passenger, excluding fuel	$62.95	$56.99	$58.78	$53.41	$50.80
ASMs per gallon of fuel	67.62	63.00	59.10	58.90	58.30
Departures	51,083	53,615	49,360	47,986	43,795
Block hours	125,449	124,610	113,691	111,739	98,760
Average stage length (miles)	933	872	858	874	836
Average number of operating aircraft during period	62.9	60.2	52.2	49.0	42.7
Average block hours per aircraft per day	5.5	5.7	6.0	6.2	6.3
Full-time equivalent employees at end of period	2,065	1,821	1,595	1,614	1,569
Fuel gallons consumed (thousands)	120,476	118,839	107,616	106,093	93,521
Average fuel cost per gallon	$3.20	$3.18	$3.07	$2.30	$1.76
Scheduled service statistics:
Passengers	7,103,375	6,591,707	5,776,462	5,609,852	4,919,826
Revenue passenger miles (RPMs) (thousands)	7,015,108	6,220,320	5,314,976	5,211,663	4,477,119
Available seat miles (ASMs) (thousands)	7,892,896	6,954,408	5,797,753	5,742,014	4,950,954
Load factor	88.9%	89.4%	91.7%	90.8%	90.4%
Departures	48,389	46,995	42,586	41,995	37,115
Average passengers per departure	147	140	136	134	133
Average seats per departure	168.4	159.7	150.8	154.3	157.0
Block hours	120,620	113,671	101,980	101,242	87,939
Yield (cents)	9.28	9.42	9.69	8.21	7.73
Scheduled service revenue per ASM (PRASM) (cents)	8.25	8.43	8.88	7.45	6.99
Total ancillary revenue per ASM* (cents)	4.12	3.90	3.62	3.38	3.29
Total scheduled service revenue per ASM (TRASM)* (cents)	12.37	12.33	12.50	10.83	10.28
Average fare - scheduled service	$91.69	$88.90	$89.15	$76.26	$70.38
Average fare - ancillary air-related charges	$40.52	$35.72	$31.18	$30.25	$29.06
Average fare - ancillary third party products	$5.21	$5.48	$5.18	$4.34	$4.01
Average fare - total	$137.43	$130.10	$125.51	$110.85	$103.45
Average stage length (miles)	952	918	901	912	891
Fuel gallons consumed (thousands)	116,370	109,257	96,999	96,153	83,047
Average fuel cost per gallon	$3.25	$3.37	$3.30	$2.43	$1.90
Percent of sales through website during period	92.0%	90.1%	88.8%	88.8%	86.3%

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2013, 2012 and 2011. Also discussed is our financial position as of December 31, 2013 and 2012. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

2013 results

During 2013, we completed our 11th straight profitable year, with net income of $92.3 million or $4.82 earnings per share (diluted) on operating revenues of $996.2 million. Net income was 17.0 percent higher compared to 2012 results of $78.6 million. Earnings per share of $4.82 were 18.7 percent higher in 2013 when compared to 2012 results of $4.06. Operating revenue in 2013 grew by 9.6 percent compared to operating revenue of $908.7 million in 2012.  We achieved an operating margin of 15.5 percent in 2013 primarily driven by our highest ever annual ancillary revenue per passenger of $45.73, an 11.0 percent increase compared to 2012.

Our total operating revenue in 2013 increased $87.4 million or 9.6 percent over 2012 due to a 7.8 percent increase in scheduled service passengers and a 5.6 percent increase in total average fare to $137.43 in 2013 from $130.10 in 2012.  Total average fare rose as ancillary revenue per passenger increased by 11.0 percent and scheduled service average base fare increased by 3.1 percent.  An increase in charges for bags resulting from the implementation of a new carry-on bag fee in April 2012 which was in effect for the full year during 2013, the ability to sell additional assigned seats as all of our in-service MD-80 aircraft were reconfigured to 166 seats, and new boarding procedures were the main drivers of the increase in ancillary revenue per passenger.  Our load factor remained relatively unchanged at 88.9 percent in 2013 compared to 89.4 percent in 2012. TRASM improved to 12.23¢ in 2013 from 12.14¢ in 2012 despite capacity growth driven by an increase in our average number of aircraft, larger gauge aircraft and a longer stage length.

 Our average number of aircraft in revenue service increased by 4.5 percent from 60.2 aircraft during 2012 to 62.9 aircraft during 2013.  We added additional capacity with the introduction of used A320 series Airbus aircraft into our operating fleet, additional seats from our MD-80 seat reconfiguration program and having six Boeing 757-200 aircraft in revenue service for the majority of 2013. We had two Boeing 757-200 aircraft in revenue service for the majority of 2012 compared to six in 2013. Year-over-year, the additional capacity coupled with a 3.7 percent increase in our scheduled service average stage length drove a 13.5 percent increase in scheduled service ASMs.  This ASM growth was despite a year-over-year 3.5 percent decline in our overall fleet average block hours per aircraft per day. Our fuel cost per ASM declined 6.3 percent from 5.05¢ in 2012 to 4.73¢ in 2013 as a result of larger gauge aircraft, which are more efficient on a per seat fuel basis, and the introduction of the Airbus A320 series aircraft in our fleet which led to a 7.3 percent increase in ASMs per gallon of fuel.

CASM, excluding fuel, rose by 5.3 percent due to a decline in our aircraft utilization rate, and the de-funding of the US government starting October 1, 2013 until October 16, 2013.  The FAA shutdown delayed us from placing A320 Airbus aircraft into service as anticipated and also delayed the progress needed to train the necessary number of crews to operate our full flying schedule. The delayed placing of Airbus A320 series aircraft in our fleet resulted in higher aircraft lease rental expense as we contracted with other carriers for sub-service to fly scheduled flights, reduced crew productivity for in transit crews, and increased expenses to temporarily assign flight crews to bases to support unplanned MD-80 flying in place of planned Airbus A320 series flying.

As of December 31, 2013, we had $387.1 million in unrestricted cash and investment securities. Our liquidity position continues to provide us opportunities to invest in the growth of our fleet, with $177.5 million in capital expenditures during 2013. In 2013, we purchased and took delivery of seven Airbus A320 aircraft and one Airbus A319 aircraft under existing purchase agreements. This use of cash was practically offset by proceeds received from total borrowings in 2013 of $106.0 million secured by eight Airbus aircraft and our new headquarters property. We also used $22.7 million of these proceeds to prepay certain existing debt obligations on Boeing 757-200 aircraft.

During 2013 our board of directors declared a special cash dividend of $2.25 per share to shareholders of record on December 13, 2013, paid in January 2014. Total capital distribution for the declared dividend was $41.8 million. In addition, under our approved stock repurchase program, we repurchased 913,806 shares at an average cost of $91.33 per share during 2013 for a total expenditure of $83.5 million.

During September 2013, a compliance concern was identified with respect to evacuation slides in as many as 32 of our MD-80 aircraft. These MD-80 aircraft were temporarily removed from service until all slides could be reinspected. Reinspections were completed in September 2013 and all MD-80 aircraft that were inspected were found to be compliant. All of the temporarily removed MD-80 aircraft were returned to service by the end of September 2013.

During 2013, fixed fee contract revenue declined to $17.5 million. The decrease was mainly due to the expiration of our largest fixed fee flying contract in December 2012. Effective January 1, 2014, we entered into a three-year contract extension with Peppermill Casinos, Inc. for flying for its casino properties in Wendover, Nevada.

Aircraft

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Own (b)	Lease	Total	Own (b)	Lease	Total	Own (b)	Lease	Total
MD82/83/88s (a)	52	—	52	56	—	56	52	2	54
MD87s (c)	—	—	—	2	—	2	2	—	2
B757-200	6	—	6	5	—	5	1	—	1
A319	1	2	3	—	—	—	—	—	—
A320	5	—	5	—	—	—	—	—	—
Total	64	2	66	63	—	63	55	2	57

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: December 31, 2013 – 51; December 31, 2012 – 45; December 31, 2011 – seven.
(b)	Excludes aircraft acquired but not yet in revenue service or temporarily stored as of the date indicated.
(c)	Used almost exclusively for fixed fee flying.

MD-80 aircraft

As of December 31, 2013, 51 MD-80 aircraft had been modified to 166 seats as part of our seat reconfiguration program. We plan to complete the seat configuration for two additional MD-80 aircraft and place these aircraft in revenue service in the first quarter of 2014. We expect our MD-80 aircraft fleet to remain at 53 aircraft during 2014.

Airbus aircraft

In August 2012, we entered into lease agreements for nine used Airbus A319 aircraft with expected deliveries through the third quarter of 2015.  As of December 31, 2013, we have inducted two of these leased Airbus A319 aircraft into revenue service. We expect to take possession of the remaining aircraft under these lease agreements in 2014 and 2015.

In December 2012 and August 2013, we entered into purchase agreements for nine used Airbus A320 aircraft. Of the nine Airbus A320 aircraft under contract, two were acquired in the second quarter of 2013 and five were acquired in the third quarter of 2013. Five of the Airbus A320 aircraft were placed into our operating fleet in the fourth quarter of 2013 and two additional Airbus A320 aircraft were placed in revenue service as of February 1, 2014. The final two Airbus A320 aircraft under contract are expected to be acquired in the fourth quarter of 2014 and placed in revenue service in 2015.

Fleet plan

The following table provides the expected number of operating aircraft in service at the end of the respective year based on scheduled contracted deliveries of Airbus aircraft and the reinstatement of two MD-80 aircraft which had been temporarily placed in storage:

	December 31, 2014	December 31, 2015
MD-80 (166 seats)	53	53
B757-200	6	6
A319	4	10
A320	7	9
Total	70	78

We continually consider other aircraft acquisitions on an opportunistic basis.

Network

As of December 31, 2013, we operated 226 routes into our leisure destinations, including service from 86 small cities, compared to 195 routes from 74 small cities as of December 31, 2012.  During 2013, we added one leisure destination to our route network.

The growth in network in 2013 was primarily on the East Coast with seven new routes to each of St. Petersburg and Orlando Sanford and ten new routes to Punta Gorda, Florida.  The majority of our new markets and routes were announced in late third quarter of 2013.  We do not currently expect to add many new markets and routes in the first half of 2014 as we will let our new routes mature.

The following shows the number of leisure destinations and small cities served as of the dates indicated (includes cities served seasonally):

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Leisure destinations	14	13	11
Small cities served	86	74	65
Total cities served	100	87	76
Total routes	226	195	171

Trends and Uncertainties

Although fuel cost volatility has significantly impacted our operating results in prior years, crude oil prices stabilized during 2013, and we experienced a slight year-over-year increase in our system average cost per gallon from $3.18 in 2012 to $3.20 in 2013.  Our fuel cost per ASM declined 6.3 percent from 5.05¢ in 2012 to 4.73¢ in 2013 due to a 7.3 percent increase in ASMs per gallon. We added additional capacity over which we spread our fuel cost with the introduction of used A320 series Airbus aircraft into our operating fleet, having six high capacity Boeing 757-200 aircraft in revenue service and additional seats from our MD-80 seat reconfiguration program. Fuel costs in the long-term remain uncertain and fuel cost volatility would materially affect our future operating costs.

For over a two week period in October 2013, all nonessential government functions were shut down when the United
States Congress failed to approve funds for the ongoing operation of the federal government. As a result of the furlough of
FAA personnel deemed nonessential during this period, we experienced delays impacting our scheduled service expansion. FAA approval was required for recently hired and trained crews, operation of purchased Airbus A320 aircraft and completion of certain activities necessary for operation at recently announced airports. The FAA shutdown delayed us from placing Airbus A320 aircraft into service as anticipated and caused increased aircraft lease rental expense as we contracted with other carriers for sub-service of scheduled flights for which we originally planned to use Airbus A320 aircraft. The FAA shutdown also reduced crew productivity and increased expenses to temporarily assign flight crews to bases to support unplanned MD-80 flying in place of planned Airbus A320 flying. We expect additional costs in the first quarter of 2014 but otherwise do not believe these setbacks will have a significant impact on our financial results as we implemented alternatives to mitigate the risks of the FAA delays. Currently, we are not anticipating additional costs associated with the aircraft and crew training delays will extend past April 2014.

We have three employee groups which have voted for union representation; pilots, flight attendants, and flight dispatchers.  These three employee groups make up approximately 50 percent of our total employees.  We are currently in various stages of negotiations for a collective bargaining agreement with the labor organizations representing these employee groups. Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity.

During 2013, we acquired and placed into service three Airbus A319 and five A320 Airbus aircraft under operating leases and purchase agreements entered into in 2012.  We believe the introduction of these Airbus aircraft into our operating fleet will provide a good fit for our existing business model. When compared to our MD-80 aircraft, we expect the additional cost of ownership of these aircraft will be offset by cost savings from increased fuel efficiency and the ability to generate additional revenue with the higher capacity Airbus A320 series aircraft.  During 2013 we incurred costs related to the introduction of the aircraft and incurred additional training and pre-operating costs as we added the aircraft type to our operating certificate.

During 2013, we removed five MD-80 aircraft from service, comprised of one 130 seat MD-87 aircraft and four 150 seat MD-83 aircraft.  Two of the MD-83 aircraft and the MD-87 aircraft were permanently retired. The remaining two MD-83 aircraft were placed in temporary storage. As of December 31, 2013, 51 MD-80 aircraft had been modified to 166 seats as part of our seat reconfiguration program. In the first quarter of 2014, we expect to complete the seat reconfiguration for two additional MD-80 aircraft at which time, they will be returned to revenue service. We expect our MD-80 aircraft fleet to remain at 53 aircraft during 2014. We believe our six Boeing 757-200 aircraft, our MD-80 aircraft fleet, and the purchase and acquisition of used Airbus A320 series aircraft will meet our aircraft needs to support our planned growth through 2015.

Our network grew from 195 total routes as of December 31, 2012, to 226 total routes at December 31, 2013, and we have announced additional service to increase the number of routes to 231 routes by the end of the first quarter of 2014.  We expect to continue to aggressively manage capacity in our markets in an attempt to maximize profitability. TRASM improved to 12.23¢ in 2013 compared to 12.14¢ in 2012 despite our significant capacity growth in 2013, primarily due to increased ancillary per-passenger revenues. CASM, excluding fuel, rose by 5.3 percent due to a decline in aircraft utilization, costs related to the operational disruption in September 2013 and the effects of the FAA shutdown relating to the delays in flying our Airbus A320 aircraft in the fourth quarter.  We continue to focus on operating a higher percentage of our flights during peak windows and a lower percentage of flights during off-peak windows.  We believe this approach with our planned departure and ASM growth, primarily in our Florida markets, will contribute to the achievement of our profitability goals in the current operating environment.

Our Operating Revenue

Our operating revenue is comprised of both air travel on a stand-alone basis and bundled with hotels, rental cars and other travel-related services. We believe our diversified revenue streams distinguish us from other U.S. airlines and other travel companies.

•	Scheduled service revenue. Scheduled service revenue consists of base air fare.

•
Ancillary revenue.  Our ancillary revenue is generated from air-related charges and third party products. Air-related revenue is generated through charges for baggage, carrier usage charges, advance seat assignments, travel protection product, change fees, use of our call center for purchases, priority boarding and other services provided in conjunction with our scheduled air service. We also generate revenue from third party products through the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website. We recognize our ancillary revenues net of amounts paid to wholesale providers, travel agent commissions and payment processing fees.

•	Fixed fee contract revenue. Our fixed fee contract revenue is generated from fixed fee agreements and charter service on a year-round and ad-hoc basis.

•	Other revenue. Other revenue is primarily generated from aircraft and flight equipment leased to third parties.

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

Salary and benefits expense.  Salary and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes.

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

Sales and marketing expense.  Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions and debit and credit card processing fees associated with the sale of scheduled service and air-related charges.

Aircraft lease rentals expense.  Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties.

Depreciation and amortization expense.  Depreciation and amortization expense includes the depreciation of all fixed assets, including aircraft that we own.

Other expense.  Other expense includes the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes and all other administrative and operational overhead expenses not included in other line items above.

RESULTS OF OPERATIONS

2013 Compared to 2012

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	For the Year Ended December 31,
	2013	2012
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	38.7	41.6
Salaries and benefits	15.9	14.7
Station operations	7.9	8.6
Maintenance and repairs	7.3	8.1
Sales and marketing	2.2	2.1
Aircraft lease rentals	0.9	—
Depreciation and amortization	7.0	6.3
Other	4.6	4.0
Total operating expenses	84.5%	85.4%
Operating margin	15.5%	14.6%

 Operating Revenue

Our operating revenue increased 9.6 percent to $996.2 million in 2013, up from $908.7 million in 2012, primarily due to a 19.6 percent increase in ancillary revenue and an 11.1 percent increase in scheduled service revenue.  Scheduled service revenue and ancillary revenue increases were driven by a 7.8 percent increase in scheduled service passengers and a 5.6 percent increase in our total average fare to $137.43 in 2013 compared to $130.10 in 2012.

Scheduled service revenue. Scheduled service revenue increased 11.1 percent to $651.3 million for 2013, up from $586.0 million in 2012. The increase was driven by a 7.8 percent increase in the number of scheduled service passengers and a 3.1 percent increase in our scheduled service average base fare. Passenger growth was attributable to a 5.0 percent increase in the average number of passengers per departure, associated with a 5.4 percent growth in scheduled service seats per departure, and a 3.0 percent increase in the number of scheduled service departures. We added 44 new routes in 2013 which increased the number of passengers as our load factor remained relatively unchanged at 88.9 percent in 2013 compared to 89.4 percent in 2012.

Ancillary revenue. Ancillary revenue increased 19.6 percent to $324.9 million for 2013, up from $271.6 million in 2012, driven by an 11.0 percent increase in ancillary revenue per scheduled passenger from $41.20 to $45.73 and a 7.8 percent increase in the number of scheduled service passengers.  The increase in our ancillary revenue per scheduled service passenger of $4.53 was mainly attributable to an increase in charges for bags resulting from the implementation of a new carry-on bag fee, introduced in April 2012 and in effect for the full year during 2013, and sales of assigned seats as the completion of our MD-80 modification program allowed us to sell additional assigned seats on these aircraft. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	For the Year Ended December 31,		Percentage
	2013	2012	Change
Air-related charges	$40.52	$35.72	13.4%
Third party products	5.21	5.48	(4.9)%
Total ancillary revenue per scheduled service passenger	$45.73	$41.20	11.0%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(in thousands except room nights and rental car days)	2013	2012	Change
Gross ancillary revenue - third party products	$120,730	$119,027	1.4%
Cost of goods sold	(81,904)	(78,979)	3.7%
Transaction costs (a)	(1,797)	(3,924)	(54.2)%
Ancillary revenue - third party products	$37,029	$36,124	2.5%
As percent of gross ancillary revenue - third party	30.7%	30.3%	0.4 pp
Hotel room nights	595,697	690,116	(13.7)%
Rental car days	844,858	763,353	10.7%

(a) Includes payment expenses and travel agency commissions

During 2013, we generated gross revenue of $120.7 million from the sale of third party products, which resulted in net revenue of $37.0 million.  Net third party products revenue increased 2.5 percent primarily due to the impact on our margin from lower transaction costs. The 10.7 percent increase in rental car days sold was driven by an increase in scheduled service passengers to those markets where a higher percentage of rental car days are typically sold, such as Florida and Phoenix. Hotel room nights sold in 2013 decreased by 13.7 percent compared to 2012. In the fourth quarter of 2012, we phased out offering an air discount tied to hotel sales in order to generate higher levels of overall company profitability.   Hotel net revenue in 2013 excluding the effect of an air discount increased 25 percent compared to 2012.

Fixed fee contract revenue. Fixed fee contract revenue decreased 59.3 percent to $17.5 million in 2013, from $42.9 million in 2012. The decrease was driven by a 66.7 percent reduction in fixed fee block hours flown, slightly offset by a 22.3 percent higher per-block hour rate.  The significant reduction in our fixed fee block hours flown was mainly due to the expiration of our fixed fee flying contract in December 2012.

Other revenue. We generated other revenue of $2.5 million for 2013, compared to $8.2 million in 2012, primarily from lease revenue for aircraft and flight equipment.  Aircraft previously leased in 2012 were added to our fleet and placed into revenue service in 2013 which led to the decrease in other revenue for the current year. We leased out three Boeing 757-200 aircraft to third parties on a short-term basis for the majority of 2012 while we leased out one A320 Airbus aircraft in 2013 with a lease term from June through September. We took possession of the A320 Airbus aircraft from lease expiration and placed it into our operating fleet during the fourth quarter of 2013.

Operating Expenses

Our operating expenses increased 8.4 percent to $841.4 million in 2013 compared to $776.4 million in 2012 in line with an 8.8 percent increase in system capacity. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods:

	For the Year Ended December 31,		Percentage
	2013	2012	Change
Aircraft fuel	$53.25	$54.13	(1.6)%
Salary and benefits	21.91	19.08	14.8
Station operations	10.80	11.21	(3.7)
Maintenance and repairs	10.06	10.58	(4.9)
Sales and marketing	2.99	2.75	8.7
Aircraft lease rentals	1.27	—	NM
Depreciation and amortization	9.57	8.23	16.3
Other	6.35	5.14	23.5
Operating expense per passenger	$116.20	$111.12	4.6
Operating expense per passenger, excluding fuel	$62.95	$56.99	10.5%

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	For the Year Ended December 31,				Percentage
	2013		2012		Change
Aircraft fuel	4.73	¢	5.05	¢	(6.3)%
Salary and benefits	1.95		1.78		9.6
Station operations	0.96		1.05		(8.6)
Maintenance and repairs	0.89		0.99		(10.1)
Sales and marketing	0.27		0.26		3.8
Aircraft lease rentals	0.11		—		NM
Depreciation and amortization	0.85		0.77		10.4
Other	0.56		0.47		19.1
Operating expense per ASM (CASM)	10.32	¢	10.37	¢	(0.5)%
CASM, excluding fuel	5.59	¢	5.32	¢	5.1%

Aircraft fuel expense. Aircraft fuel expense increased only 1.9 percent to $385.6 million for 2013, up from $378.2 million in 2012 on a 1.4 percent increase in gallons consumed, from 118.8 million in 2012 to 120.5 million in 2013. Fuel cost per gallon remained relatively flat year-over-year. Despite an 8.8 percent increase in total system ASMs in 2013, our fuel cost per ASM declined 6.3 percent from 5.05¢ in 2012 to 4.73¢ in 2013 due to a 7.3 percent increase in ASMs per gallon. Fuel efficiency increased from the introduction of used A320 series Airbus aircraft into our operating fleet, having six high capacity Boeing 757-200 in revenue service, and 16 additional seats per aircraft from our MD-80 seat reconfiguration program. The higher gauge aircraft in our fleet provided us additional capacity over which to spread our fuel costs.

     Salary and benefits expense. Salary and benefits expense increased 19.0 percent to $158.6 million for 2013, up from $133.3 million in 2012.  The increase is primarily attributable to a 13.4 percent increase in the number of full-time equivalent employees, adjustments to our pilot pay scales as a result of our increased profitability, stock-based compensation and increased bonus expense resulting from our higher profitability in 2013 compared to 2012. The increase in the number of average full-time equivalent employees was driven by additional headcount for flight attendants as we increased the gauge of our aircraft and the hiring of information technology staff to support our ongoing commitment to enhance our technology infrastructure.  As a result of pilot compensation being tied to our overall margin performance, pilot pay scales were higher in 2013 compared to 2012, as the most recent adjustment to pay scales was in effect during the entire year in 2013 but only for two months during 2012.

Station operations expense. Station operations expense remained relatively flat at $78.2 million for 2013 compared to $78.4 million in the same period of 2012. Our cost per departures increased 4.8 percent offsetting a 4.7 percent decrease in system departures. We continue to experience cost pressures in certain of the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense decreased 1.5 percent to $72.8 million for 2013, compared to $73.9 million in 2012 despite a 4.5 percent increase in average number of aircraft. The decrease in maintenance expense is due to lower number of scheduled overhaul engine events in the 2013 compared to 2012. In 2013 we had ten overhaul engine events compared to 13 events in 2012.

Sales and marketing expense. Sales and marketing expense increased by 12.8 percent to $21.7 million for 2013, compared to $19.2 million in 2012. Since the introduction of our debit card discount option in 2012, we have experienced an increase in debit card usage as a form of payment.  This increase in debit card take rate has resulted in a reduction of our transaction costs as a percentage of scheduled service and ancillary revenue.  This trend continued into 2013 as our scheduled service and ancillary revenues increased 13.8 percent which outpaced our 12.8 percent increase in sales and marketing expense. During 2013 we ran our first national commercial campaign which led to increased advertising spending.

Aircraft lease rentals expense. We had $9.2 million in aircraft lease rentals expense for 2013 and no expense in 2012. During 2013, we took delivery of two leased Airbus A319 aircraft, with one aircraft placed into service in the first half of 2013. We expect to accept delivery of the remaining seven Airbus A319 aircraft under existing lease contracts during 2014 and 2015. Additional factors were our contracting for sub-service as a result of the operational disruption in September related to the MD-80 slide reinspections and the delay in placing Airbus A320s into service in December as a result of the FAA shutdown.

Depreciation and amortization expense. Depreciation and amortization expense increased 20.5 percent to $69.3 million for 2013, compared to $57.5 million in 2012.  The increase was driven by a higher cost of our larger gauge aircraft fleet compared to the prior year and additional depreciation resulting from a change in the estimate of residual values and remaining useful lives for our MD-80 engine pool in 2013. We also incurred additional expenses due to amortization of capitalized IT infrastructure costs.

Other expense. Other expense increased 28.0 percent to $46.0 million for 2013 from $35.9 million for 2012. The increase was primarily attributable to a $5.3 million write-down of engine values in our consignment program compared to 2012, non capitalizable information technology development costs, costs to support a seasonal operating base in Los Angeles and crew training for our Airbus fleet.

Other (Income) Expense

Other (income) expense increased 5.2 percent to $8.1 million in 2013 compared to $7.7 million in 2012. The increase is due to higher interest expense from increased borrowings.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.4 percent for 2013 compared to 37.1 percent for 2012. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

2012 Compared to 2011

The table below presents our operating expenses as a percentage of operating revenue for the periods presented:

	For the Year Ended December 31,
	2012	2011
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	41.6%	42.4%
Salaries and benefits	14.7%	15.4%
Station operations	8.6%	8.6%
Maintenance and repairs	8.1%	10.4%
Sales and marketing	2.1%	2.6%
Aircraft lease rentals	—%	0.1%
Depreciation and amortization	6.3%	5.4%
Other	4.0%	4.1%
Total operating expenses	85.4%	89.0%
Operating margin	14.6%	11.0%

Operating Revenue

Our operating revenue increased 16.6 percent to $908.7 million in 2012, up from $779.1 million in 2011, primarily due to a 29.3 percent increase in ancillary revenue and a 13.8 percent increase in scheduled service revenue.  Scheduled service and ancillary revenue increases were driven by a 14.1 percent increase in scheduled service passengers and a 3.7 percent increase in total average fare from $125.51 to $130.10.

Scheduled service revenue.  Scheduled service revenue increased 13.8 percent to $586.0 million for 2012, up from $515.0 million in 2011. The increase was primarily driven by a 14.1 percent increase in scheduled service passengers as the scheduled service average base fare was relatively flat year over year.  Passenger growth was driven by a 10.4 percent increase in the number of scheduled service departures, as we increased the average number of aircraft in service by 15.3 percent and we also added more 166 seat MD-80 aircraft and Boeing 757 aircraft to our operating fleet.  Scheduled service load factor declined by 2.3 points from 2011 to 2012 as our 20.0 percent increase in scheduled service ASMs outpaced our 14.1 percent increase in scheduled service passengers.  The addition of routes to our Florida markets in 2012 was a significant driver of this year-over-year departure increase, as a result of profitability from these markets and identified opportunities for service from certain markets previously served by Airtran which were discontinued after its acquisition by Southwest.  The relatively flat year-over-year scheduled service average base fare was impacted by revenue softness we experienced in markets outside of Florida, such as new markets where we began service in 2012.

Ancillary revenue.  Ancillary revenue increased 29.3 percent to $271.6 million in 2012, up from $210.0 million in 2011, driven by a 14.1 percent increase in scheduled service passengers and a 13.3 percent increase in ancillary revenue per scheduled passenger from $36.36 to $41.20. The increase in our ancillary revenue per scheduled service passenger of $4.84 was primarily attributable to the implementation of a new carry-on bag fee in April 2012 and our new boarding process rolled out during 2012.  The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	For the Year Ended December 31,		Percentage
	2012	2011	Change
Air-related charges	$35.72	$31.18	14.6%
Third party products	$5.48	$5.18	5.8%
Total ancillary revenue per scheduled service passenger	$41.20	$36.36	13.3%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(in thousands except room nights and rental car days)	2012	2011	Change
Gross ancillary revenue - third party products	$119,027	$106,362	11.9%
Cost of goods sold	(78,979)	(71,984)	9.7%
Transaction costs (a)	(3,924)	(4,462)	(12.1)%
Ancillary revenue - third party products	$36,124	$29,916	20.8%
As percent of gross ancillary revenue - third party	30.3%	28.1%	2.2 pp
Hotel room nights	690,116	647,716	6.5%
Rental car days	763,353	577,749	32.1%

(a)	Includes payment expenses and travel agency commissions

During 2012, we generated gross revenue of $119.0 million from the sale of third party products, which resulted in net revenue of $36.1 million. A major contributor to our 20.8 percent increase in third party products net revenue was the sale of rental car days, which grew 32.1 percent year-over-year and outpaced our scheduled service passenger growth of 14.1 percent.  The increase in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix, and increased promotions with our national rental car operator.

Fixed fee contract revenue.  Fixed fee contract revenue decreased 1.8 percent to $42.9 million in 2012, down from $43.7 million in 2011.  The decrease was the result of a reduction in total fixed fee block hours flown of 10.4 percent, offset by a 9.6 percent increase in our per-block hour rate.  The reduction in block hours flown was driven by our decision to reduce the availability of aircraft for ad-hoc flying compared to the prior year.

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

Operating Expenses

Our operating expenses increased only 11.9 percent to $776.4 million in 2012 compared to $693.7 million in 2011 despite a 17.6 percent increase in system capacity.  We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods which enable us to assess trends in each expense category.

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

	For the Year Ended December 31,		Percentage
	2012	2011	Change
Aircraft fuel	$54.13	$53.54	1.1%
Salary and benefits	19.08	19.41	(1.7)%
Station operations	11.21	10.80	3.8%
Maintenance and repairs	10.58	13.15	(19.5)%
Sales and marketing	2.75	3.22	(14.6)%
Aircraft lease rentals	—	0.18	(100.0)%
Depreciation and amortization	8.23	6.80	21.0%
Other	5.14	5.22	(1.5)%
Operating expense per passenger	$111.12	$112.32	(1.1)%
Operating expense per passenger, excluding fuel	$56.99	$58.78	(3.0)%

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

	For the Year Ended December 31,				Percentage
	2012		2011		Change
Aircraft fuel	5.05	¢	5.20	¢	(2.9)%
Salary and benefits	1.78		1.88		(5.3)%
Station operations	1.05		1.05		—%
Maintenance and repairs	0.99		1.28		(22.7)%
Sales and marketing	0.26		0.31		(16.1)%
Aircraft lease rentals	—		0.02		(100.0)%
Depreciation and amortization	0.77		0.66		16.7%
Other	0.47		0.50		(6.0)%
Operating expense per ASM (CASM)	10.37	¢	10.90	¢	(4.9)%
CASM, excluding fuel	5.32	¢	5.70	¢	(6.7)%

Aircraft fuel expense.  Aircraft fuel expense increased $47.5 million, or 14.4 percent, to $378.2 million for 2012, up from $330.7 million 2011. This change was due to a 10.4 percent increase in system gallons consumed from 107.6 million to 118.8 million and a 3.6 percent increase in our average total system fuel cost per gallon from $3.07 to $3.18. The increase in gallons consumed is attributable to an 8.6 percent increase in our total system departures, our larger gauge aircraft and a 1.6 percent increase in total system average stage length.

Salary and benefits expense.  Salary and benefits expense increased 11.2 percent to $133.3 million for 2012, up from $119.9 million in 2011.  Excluding accrued employee bonus expense and stock compensation expense, salary and benefits expense increased only 9.7 percent attributable to a 14.2 percent increase in the number of full-time equivalent employees.  The number of full-time equivalent employees increased from 1,595 at December 31, 2011, to 1,821 at December 31, 2012, to support the growth of our aircraft fleet, our ongoing significant information technology enhancements and other company growth activities.  These increases were offset by improved crew efficiency in 2012 and the impact of our variable pilot base pay scale.  In addition, our accrued employee bonus expense increased 54.9 percent in 2012 as a result of the year-over-year increase in operating income.

Station operations expense.  Station operations expense increased 17.5 percent to $78.4 million for 2012, compared to $66.7 million in the same period of 2011, as a result of an 8.6 percent increase in system departures and an 8.1 percent increase in station operations expense per departure. The increase in station operations expense per departure was attributable to increased fees at several airports where we operate, primarily Las Vegas, and the outsourcing of our station operations in Las Vegas beginning in May 2011.

Maintenance and repairs expense.  Maintenance and repairs expense decreased 9.0 percent to $73.9 million for 2012, compared to $81.2 million in 2011 despite a 15.3 percent increase in average number of aircraft in service and a 17.6 percent increase in system ASMs.  We incurred $11.1 million more in engine overhaul expenses during 2011 as a result of our engine overhaul program, in which we made a substantial investment to increase the reliability and reduce the overall age of our engine portfolio.  The decrease in engine overhaul expenses in 2012 was offset by an increase in heavy airframe checks, repair of rotable parts and usage of expendable parts associated with our aircraft fleet growth.

Sales and marketing expense.  Sales and marketing expense decreased 3.4 percent to $19.2 million in 2012 compared to $19.9 million for the same period of 2011 despite a 13.8 percent increase in scheduled service revenue.  Sales and marketing expense per passenger declined 14.6 percent from $3.22 to $2.75 primarily due to lower advertising expenses and a reduction in payment processing costs per passenger attributable to increased debit card usage.

Aircraft lease rentals expense.  We had no aircraft lease rentals expense in 2012, compared to $1.1 million in 2011. In December 2011, we exercised purchase options on two of our MD-80 aircraft under operating leases and took ownership of the aircraft in January 2012.  Upon taking ownership of these two aircraft in January 2012, we did not have any aircraft under operating leases during 2012.

Depreciation and amortization expense.  Depreciation and amortization expense increased 37.0 percent to $57.5 million in 2012 from $42.0 million in 2011.  The increase was driven by a 15.3 percent increase in the average number of operating aircraft, the MD-80 seat reconfiguration costs, and the acceleration of depreciation from a change in estimated remaining useful lives for a limited number of MD-80 aircraft we retired in 2013.  As of December 31, 2012, we owned 63 aircraft in service (including five Boeing 757-200 aircraft and 45 MD-80 aircraft reconfigured to 166 seats) compared to 57 aircraft in service (including one Boeing 757-200 aircraft and seven MD-80 aircraft reconfigured to 166 seats) at December 31, 2011.

Other expense.  Other expense increased 11.5 percent to $35.9 million in 2012 compared to $32.2 million in 2011.  The increase was primarily driven by an increase in pre-operating expenses related to certification of our Airbus aircraft and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased from a net other expense of $5.9 million for 2011, to a net other expense of $7.7 million for 2012. The increase is due to a $1.6 million increase in interest expense in 2012 primarily associated with our $125.0 million Term Loan borrowing in March 2011.

Income Tax Expense

Our effective income tax rate was 37.1 percent for 2012 compared to 37.9 percent for 2011. The higher effective tax rate for 2011 was largely due to the impact of apportionment factor adjustments to filed state income tax returns which contributed to an increase in our state income tax expense.  While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income.  Discrete items particular to a given year may also affect our effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

During 2013, our primary source of funds was cash generated by our operations.  Our operating cash flows, along with the proceeds of financing, have allowed us to invest in the growth of our fleet and information technology infrastructure and development, while meeting our short-term obligations, returning cash to our stockholders and growing our cash position.  Our future capital needs are primarily for the acquisition of additional aircraft to meet our growth and operational needs.  As of December 31, 2013, we had $23.4 million of obligations under existing aircraft purchase agreements and $123.7 million of obligations under existing aircraft operating lease agreements.  We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations.  As we have done in the past, we opportunistically consider raising funds through debt financing on acceptable terms from time to time.

For 2014, we expect between $60 million and $80 million dollars of gross capital expenditures. Future capital expenditures could vary from our current expectations.

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $362.9 million at December 31, 2012 to $397.7 million at December 31, 2013.
Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.  Our restricted cash balance increased from $10.0 million as of December 31, 2012 to $10.5 million at December 31, 2013.
Sources and Uses of Cash

Operating Activities. During 2013, our operating activities provided $196.9 million of cash compared to $176.8 million during 2012. Operating cash inflows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased prior to the day on which travel was provided. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2013 and 2012 were impacted primarily by our results of operations, adjusted for non-cash depreciation and amortization expense, as well as changes in air traffic liability and accounts payable and accrued liabilities. Net cash provided during 2013 increased compared to 2012 primarily as a result of a $13.4 million increase in net income and a $11.8 million increase in non-cash items such as depreciation and amortization expense.
During 2012, our operating activities provided $176.8 million of cash compared to $129.9 million during 2011. The higher cash provided by operating activities in 2012 compared to 2011, were primarily the result of net income and the increase in air traffic liability which results from passenger bookings for future travel.
Investing Activities. Cash used in investing activities for 2013 was $192.8 million compared to $208.8 million in 2012. During 2013, our primary use of cash was for the purchase of property and equipment of $177.5 million and the purchase of investment securities, net of maturities, of $26.2 million. Purchase of property and equipment during 2013 consisted primarily of the purchase of eight Airbus aircraft, the purchase of office space for our new corporate headquarters, MD-80 engine purchases, and aircraft induction costs. These investing activities were offset by cash provided by returned aircraft deposits of $10.2 million.
During 2012, our primary use of cash was for the purchase of investment securities, net of maturities, of $94.4 million and purchase of property and equipment of $105.1 million. Purchase of property and equipment during 2012 were associated with our 166 seat configuration project, engine purchases and costs related to our ongoing automation enhancement projects.
Financing Activities. Cash provided by financing activities in 2013 was $4.1 million as we received $106.0 million in proceeds from the issuance of notes payable associated with two loans secured by eight Airbus aircraft, each for $48.0 million, and one loan secured by our new building for $10.0 million. Cash provided by financing activities was offset by stock repurchases of $83.6 million and debt repayments of $22.7 million.
In 2012, cash used in financing activities was $29.1 million, the majority of which was related to payment of cash dividends to shareholders of $38.6 million and principal debt payments of $9.3 million.
Debt
Our long-term debt obligations increased from $150.9 million as of December 31, 2012 to $234.3 million as of December 31, 2013.  As of December 31, 2013, all of our owned aircraft were pledged to secure our debt obligations.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2013 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$268,076	$30,747	$59,922	$163,370	$14,037
Operating lease obligations (2)	135,991	9,278	34,833	31,584	60,296
Aircraft purchase obligations (3)	23,360	23,360	—	—	—
Airport fees under use and lease agreements (4)	30,930	10,544	20,386	—	—
Total future payments under contractual obligations	$458,357	$73,929	$115,141	$194,954	$74,333

(1)	Long-term debt obligations include scheduled interest payments.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we had $136.0 million of obligations under operating leases, primarily for aircraft, which were not reflected on our balance sheet.  In August 2012, we entered into operating lease agreements for nine Airbus A319 aircraft with lease term expiration dates ranging from 2021 to 2023.  As of December 31, 2013, we had accepted delivery of the first two of these Airbus A319 aircraft. The remaining Airbus A319 aircraft are scheduled to be delivered in 2014 and 2015.

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

Fixed fee contract revenue consists of agreements to provide charter service on a year-round and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

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

Aircraft maintenance and repair costs.  We account for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred. As a lessee, we may be required under provisions of our lease agreements to make payments to the lessor in advance of the performance of major maintenance activities. These payments of maintenance deposits are calculated based on a performance measure, such as flight hours or cycles, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. Accounting guidance for maintenance deposits requires these payments to be accounted for as an asset until reimbursed for incurred maintenance costs or until it is determined that any portion of the estimated total of the deposit is less than probable of being returned. We had no maintenance deposits as of December 31, 2013 or December 31, 2012.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of economic conditions on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, our introduction of an additional aircraft type, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, problems with our aircraft, our reliance on our automated systems, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including changes in interest rates and commodity prices (specifically, aircraft fuel). The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements in this annual report on Form 10-K for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2013, 2012 and 2011 represented 45.8 percent , 48.7 percent and 47.7 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2013 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $38.5 million, $37.5 million and $32.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at December 31, 2013, which totaled $97.7 million in cash and cash equivalents, $253.4 million of short-term investments and $36.0 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates.  A hypothetical 100 basis point change in interest rates for the years ended December 31, 2013, 2012 and 2011, would have affected interest income from cash and investment securities by $3.7 million , $3.4 million and $2.3 million, respectively.

As of December 31, 2013, we had $121.2 million, including current maturities, of variable-rate debt from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates in 2013 would not have affected interest expense associated with variable rate debt as a result of the LIBOR floor under the Term Loan.

As of December 31, 2013, we had $113.1 million, including current maturities, of fixed-rate debt. A hypothetical 100 basis point change in market interest rates in 2013 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegiant Travel Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited Allegiant Travel Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Allegiant Travel Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 28, 2014

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$97,711	$89,557
Restricted cash	10,531	10,046
Short-term investments	253,378	239,139
Accounts receivable	16,857	18,635
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $1,702 and $875 at December 31, 2013 and December 31, 2012, respectively	19,428	18,432
Prepaid expenses	26,643	24,371
Deferred income taxes	4,206	796
Other current assets	1,167	14,291
Total current assets	429,921	415,267
Property and equipment, net	451,584	351,204
Restricted cash, net of current portion	305	150
Long-term investments	36,037	24,030
Investment in and advances to unconsolidated affiliates, net	1,655	2,007
Deposits and other assets	10,689	5,536
Total assets	$930,191	$798,194
Current liabilities:
Current maturities of long-term debt	$20,237	$11,623
Accounts payable	15,823	14,533
Accrued liabilities	87,203	36,476
Air traffic liability	167,388	147,914
Total current liabilities	290,651	210,546
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	214,063	139,229
Deferred income taxes	48,160	46,695
Total liabilities	552,874	396,470
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,036,893 and 21,899,155 shares issued; 18,544,248 and 19,333,516 shares outstanding, as of December 31, 2013 and December 31, 2012, respectively	22	22
Treasury stock, at cost, 3,492,645 and 2,565,639 shares at December 31, 2013 and December 31, 2012, respectively	(186,291)	(102,829)
Additional paid in capital	209,213	201,012
Accumulated other comprehensive loss, net	(12)	(69)
Retained earnings	352,811	302,325
Total Allegiant Travel Company stockholders' equity	375,743	400,461
Noncontrolling interest	1,574	1,263
Total equity	377,317	401,724
Total liabilities and stockholders' equity	$930,191	$798,194

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year ended December 31,
	2013	2012	2011
OPERATING REVENUE:
Scheduled service revenue	$651,318	$586,036	$514,984
Ancillary revenue:
Air-related charges	287,857	235,436	180,078
Third party products	37,030	36,124	29,916
Total ancillary revenue	324,887	271,560	209,994
Fixed fee contract revenue	17,462	42,905	43,690
Other revenue	2,483	8,218	10,449
Total operating revenue	996,150	908,719	779,117
OPERATING EXPENSES:
Aircraft fuel	385,558	378,195	330,657
Salary and benefits	158,627	133,295	119,856
Station operations	78,231	78,357	66,709
Maintenance and repairs	72,818	73,897	81,228
Sales and marketing	21,678	19,222	19,905
Aircraft lease rentals	9,227	—	1,101
Depreciation and amortization	69,264	57,503	41,975
Other	46,010	35,946	32,242
Total operating expenses	841,413	776,415	693,673
OPERATING INCOME	154,737	132,304	85,444
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(393)	(99)	(9)
Interest income	(1,043)	(983)	(1,236)
Interest expense	9,493	8,739	7,175
Total other expense	8,057	7,657	5,930
INCOME BEFORE INCOME TAXES	146,680	124,647	79,514
PROVISION FOR INCOME TAXES	54,901	46,233	30,116
NET INCOME	91,779	78,414	49,398
Net loss attributable to noncontrolling interest	(494)	(183)	—
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$92,273	$78,597	$49,398
Earnings per share to common stockholders:
Basic	$4.85	$4.10	$2.59
Diluted	$4.82	$4.06	$2.57
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,936	19,079	18,935
Diluted	19,050	19,276	19,125

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$91,779	$78,414	$49,398
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	90	(69)	(27)
Income tax (expense) benefit related to unrealized gain or loss on available-for-sale securities	(33)	26	10
Total other comprehensive income (loss)	57	(43)	(17)
Total comprehensive income	91,836	78,371	49,381
Comprehensive loss attributable to noncontrolling interest	(494)	(183)	—
Comprehensive income attributable to Allegiant Travel Company	$92,330	$78,554	$49,381

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Total
							Allegiant
				Accumulated			Travel
	Common Stock			other			Company		Total
		Par		comprehensive	Retained	Treasury	stockholders'	Noncontrolling	stockholders'
	Shares	value	APIC	income	earnings	shares	equity	interest	equity
Balance at December 31, 2010	21,456	$21	$180,704	$(9)	$212,932	$(95,913)	$297,735	$—	$297,735
Stock-based compensation expense	—	—	4,201	—	—	—	4,201	—	4,201
Issuance of restricted stock	49	—	—	—	—	—	—	—	—
Exercises of stock options	73	1	1,834	—	—	—	1,835	—	1,835
Tax benefit from stock based compensation	—	—	274	—	—	—	274	—	274
Cancellation of restricted stock	(4)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(1,922)	(1,922)	—	(1,922)
Unrealized loss on short-term investments, net of tax	—	—	—	(17)	—	—	(17)	—	(17)
Net income	—	—	—	—	49,398	—	49,398	—	49,398
Balance at December 31, 2011	21,574	$22	$187,013	$(26)	$262,330	$(97,835)	$351,504	$—	$351,504
Stock-based compensation expense	—	—	3,660	—	—	—	3,660	—	3,660
Issuance of restricted stock	94	—	—	—	—	—	—	—	—
Exercises of stock options and stock-settled SARs	250	—	7,542	—	—	—	7,542	—	7,542
Tax benefit from stock based compensation	—	—	2,797	—	—	—	2,797	—	2,797
Assets acquired and services rendered in sale of ownership interest in subsidiary	—	—	—	—	—	—	—	1,446	1,446
Cancellation of restricted stock	(19)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(4,994)	(4,994)	—	(4,994)
Cash dividends, $2.00 per share	—	—	—	—	(38,602)	—	(38,602)	—	(38,602)
Unrealized loss on short-term investments, net of tax	—	—	—	(43)	—	—	(43)	—	(43)
Net income (loss)	—	—	—	—	78,597	—	78,597	(183)	78,414
Balance at December 31, 2012	21,899	$22	$201,012	$(69)	$302,325	$(102,829)	$400,461	$1,263	$401,724
Stock-based compensation expense	—	—	4,430	—	—	—	4,430	—	4,430
Issuance of restricted stock	85	—	—	—	—	—	—	—	—
Exercises of stock options and stock-settled SARs	56	—	2,082	—	—	—	2,082	—	2,082
Tax benefit from stock based compensation	—	—	1,689	—	—	—	1,689	—	1,689
Assets sold in acquisition of ownership interest in subsidiary	—	—	—	—	—	—	—	(1,225)	(1,225)
Assets acquired and services rendered in sale of ownership in sale of ownership interest in subsidiary	—	—	—	—	—	—	—	2,030	2,030
Cancellation of restricted stock	(3)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(83,462)	(83,462)	—	(83,462)
Cash dividends declared, $2.25 per share	—	—	—	—	(41,787)	—	(41,787)	—	(41,787)
Unrealized gain on short-term investments, net of tax	—	—	—	57	—	—	57	—	57
Net income (loss)	—	—	—	—	92,273	—	92,273	(494)	91,779
Balance at December 31, 2013	22,037	$22	$209,213	$(12)	$352,811	$(186,291)	$375,743	$1,574	$377,317
The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$91,779	$78,414	$49,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,264	57,503	41,975
Loss on aircraft and other equipment disposals	8,000	4,084	4,794
Provision for obsolescence of expendable parts, supplies and fuel	827	480	225
Amortization of deferred financing costs and original issue discount	612	579	411
Stock-based compensation expense	9,818	4,069	4,735
Deferred income taxes	(1,945)	6,362	13,977
Excess tax benefits from stock-based compensation	(1,689)	(2,724)	(409)
Changes in certain assets and liabilities:
Restricted cash	(640)	5,290	5,801
Accounts receivable	1,778	(5,769)	(5,014)
Expendable parts, supplies and fuel	(1,823)	(4,373)	(1,381)
Prepaid expenses	(8,526)	490	(790)
Other current assets	3,124	286	(3,337)
Accounts payable	3,140	891	3,065
Accrued liabilities	3,695	2,044	(910)
Air traffic liability	19,474	29,146	17,371
Net cash provided by operating activities	196,888	176,772	129,911
INVESTING ACTIVITIES:
Purchase of investment securities	(351,616)	(385,095)	(359,035)
Proceeds from maturities of investment securities	325,367	290,669	227,232
Purchase of property and equipment, including pre-delivery deposits	(177,516)	(105,084)	(86,582)
Interest during refurbishment of aircraft	(123)	(498)	(405)
Proceeds from sale of property and equipment	471	1,613	951
Investment in unconsolidated affiliates, net	352	(27)	3
Change in deposits and other assets	10,233	(10,405)	9,613
Net cash used in investing activities	(192,832)	(208,827)	(208,223)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	—	(38,602)	—
Excess tax benefits from stock-based compensation	1,689	2,724	409
Proceeds from exercise of stock options and stock-settled SARs	2,083	7,542	1,834
Proceeds from the issuance of long-term debt	106,000	13,981	139,000
Repurchase of common stock	(83,607)	(4,994)	(1,922)
Principal payments on long-term debt	(22,656)	(9,321)	(21,151)
Payments for deferred financing costs	(811)	(308)	(2,411)
Payments for sale of ownership interest in subsidiary	1,400	(150)	—
Net cash provided by (used in) financing activities	4,098	(29,128)	115,759
Net change in cash and cash equivalents	8,154	(61,183)	37,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,557	150,740	113,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,711	$89,557	$150,740
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid, net of amount capitalized	$8,710	$8,638	$6,592
Income taxes paid, net of refunds	$53,220	$37,937	$23,507
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$530	$1,225	$—
Assets sold in acquisition of ownership interest in subsidiary	$1,225	$—	$—
Deposits applied against flight equipment purchase	$—	$980	$1,277

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share amounts)

Note 1 — Organization and Business of Company

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its majority-owned operating subsidiaries. The Company's investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the prospective nature of these estimates, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the date of acquisition. Such investments are carried at cost which approximates fair value.

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Accounts Receivable

Accounts receivable are carried at cost which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, and amounts due related to fixed fee charter agreements.  If deemed necessary, the Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company did not record allowance for doubtful accounts as of December 31, 2013, and 2012. In addition, accounts receivable write offs for the years ended December 31, 2013, 2012, and 2011 were immaterial.

Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date.  Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year.  As of December 31, 2013, the Company’s long-term investments consisted of government debt securities and municipal debt securities with contractual maturities of less than 18 months.  Investment securities consisted of the following:

	As of December 31, 2013				As of December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$20,172	$—	$—	$20,172	$3,689	$—	$—	$3,689
Certificates of deposit	—	—	—	—	5,862	1	—	5,863
Commercial paper	75,905	8	(2)	75,911	82,163	16	(42)	82,137
Municipal debt securities	181,870	17	(19)	181,868	190,507	—	(33)	190,474
Government debt securities	10,008	—	—	10,008	22,011	2	—	22,013
Corporate debt securities	45,150	—	(16)	45,134	33,310	—	(13)	33,297
Total	$333,105	$25	$(37)	$333,093	$337,542	$19	$(88)	$337,473

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had minimal realized losses during the years ended December 31, 2013 and 2012 and no realized gains or losses during the year ended December 31, 2011.

The Company believes unrealized losses related to debt securities are not other-than-temporary.

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations.  An allowance for obsolescence on aircraft spare parts is recognized over the remaining useful life of the Company’s aircraft fleet.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to five years.  The Company had unamortized computer software development costs of $20,136 and $16,233 as of December 31, 2013 and 2012, respectively.  Amortization expense related to computer software was $3,347, $1,539 and $986 for the years ended December 31, 2013, 2012 and 2011, respectively.  Costs incurred during the preliminary and post-implementation stages of software development are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method to their estimated residual values over their estimated useful lives as follows:

Aircraft and engines (years)	1-15
Rotable parts (years)	7
Ground equipment and leasehold improvements (years)	3-7

Aircraft and engines have an estimated average residual value of 14.7 percent of original cost; other property and equipment are assumed to have no residual value.

In estimating the useful lives and residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from aircraft manufacturers.  Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events.  These estimates are evaluated each reporting period and adjusted if necessary. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result an acceleration of depreciation expense.

Leased Aircraft Return Costs

The Company is party to operating lease agreements which contain aircraft return provisions.  These provisions require the Company to compensate the lessor based on specific time remaining on certain aircraft and engine components between scheduled maintenance events.  A liability associated with returning leased aircraft is accrued when it is probable that a cash payment will be made and that amount is reasonably estimable.  Any accrual is based on the time remaining on the lease, planned aircraft usage and other provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination. As of December 31, 2013 the Company has accrued $1.4 million in leased return conditions.

Investment in Unconsolidated Affiliates

The Company uses the equity method to account for AFH Inc.’s, a wholly-owned subsidiary, investment in a fuel venture. AFH, Inc. has a 50 percent interest in a jointly owned entity with OSI (an affiliate of the Orlando Sanford International Airport) to handle certain fuel operations for the Orlando Sanford International Airport. The entity, SFB Fueling LLC, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers at the Orlando Sanford International Airport. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company’s proportionate allocation of net income or loss from this investment and from an investment in an aviation services company are reported in the Company’s consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company’s consolidated balance sheet. These investments treated under the equity method are not material to the financial position or results of operations of the Company.

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset provided the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt and ceases when the asset is ready for service. For the years ended December 31, 2013, 2012 and 2011, respectively, the Company recorded gross interest expense of $9,616, $9,237 and $7,580, of which $123, $498 and $405 respectively, was capitalized.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred impairment losses on spare engine parts of $5,315, $2,768 and $2,486, respectively.

Revenue Recognition

Scheduled service revenue consists of passenger revenue generated from nonstop flights in the Company’s route network recognized when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation, but not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees assessed on the sale of tickets to customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of agreements to provide charter service on a year-round and ad hoc basis.  Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue is generated from air-related fees paid by ticketed passengers and the sale of third party products. Air-related charges consists of baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services.  Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale.  Change and cancellation fees to nonrefundable itineraries are air-related charges deemed independent of the original ticket sale and are recognized as revenue as they occur.

Ancillary revenue is also generated from the sale of third party products such as hotel rooms, rental cars, ticket attractions, and other items. Revenues from the sale of third party products are recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The Company follows accounting standards for revenue arrangements with multiple deliverables to determine the amount of revenue to be recognized for each element of a bundled sale involving air-related charges and third party products in addition to airfare. Revenue from the sale of third party products is recorded net of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

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

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $4,160, $4,201 and $5,159 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the second method above which assumes unvested awards are not vested was used in the computation because it was more dilutive than the first method above which assumes vesting of awards using the treasury stock method.  The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (shares in table below in thousands):

	Year ended December 31,
	2013	2012	2011
Basic:
Net income attributable to Allegiant Travel Company	$92,273	$78,597	$49,398
Less: Net income allocated to participating securities	(381)	(295)	(283)
Net income attributable to common stock	$91,892	$78,302	$49,115
Net income per share, basic	$4.85	$4.10	$2.59
Weighted-average shares outstanding	18,936	19,079	18,935
Diluted:
Net income attributable to Allegiant Travel Company	$92,273	$78,597	$49,398
Less: Net income allocated to participating securities	(378)	(292)	(280)
Net income attributable to common stock	$91,895	$78,305	$49,118
Net income per share, diluted	$4.82	$4.06	$2.57
Weighted-average shares outstanding	18,936	19,079	18,935
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	154	228	209
Adjusted weighted-average shares outstanding under treasury stock method	19,090	19,307	19,144
Participating securities excluded under two-class method	(40)	(31)	(19)
Adjusted weighted-average shares outstanding under two-class method	19,050	19,276	19,125

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

Concentration Risk

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and its investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Income Taxes

The Company recognizes deferred income taxes based on the asset and liability method required by ASC 740. Deferred tax assets and liabilities are determined based on the timing differences between book basis for financial reporting purposes and tax basis of the asset and liability and measured using the enacted tax rates. A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines the net current and non-current deferred tax assets or liabilities separately for federal, state, and other local jurisdictions.
The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the jurisdictions where the Company operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria set forth in uncertain tax position accounting standards. The accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
Accounting standards for income taxes utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

    The tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the “more likely than not” standard. If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. As applicable, the Company will recognize accrued penalties and interest related to unrecognized tax benefits in the provision for income taxes.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Some of the key amendments require the Company to present, either on the face of the statement of operations or in the notes to the consolidated financial statements, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 became effective for the Company’s annual and interim periods beginning January 1, 2013. The Company adopted the updated guidance in the first quarter of 2013. The adoption impacts the presentation of the Company’s consolidated financial statements, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

Note 3 — Property and Equipment

As of December 31, 2013, the Company owned 54 MD-80 aircraft, six Boeing 757-200 aircraft, seven Airbus A320 aircraft, and one Airbus 319 aircraft. Of the seven Airbus A320 aircraft, five were placed into service during the fourth quarter of 2013 and the remaining two were placed into service in January 2014. As of December 31, 2012, the Company owned 58 MD-80 aircraft and six Boeing 757-200 aircraft.

Property and equipment consist of the following:

	As of December 31, 2013	As of December 31, 2012
Flight equipment	$629,715	$515,501
Ground property and equipment	73,638	43,318
Total property and equipment	703,353	558,819
Less accumulated depreciation and amortization	(251,769)	(207,615)
Property and equipment, net	$451,584	$351,204

The following table summarizes the Company's total aircraft fleet as of December 31, 2013:

Aircraft Type	Owned (1)	Leased	Total	Seating Capacity (per aircraft)	Average Age in Years
MD-88/82/83 (2)	54	—	54	150/166	24.0
B757-200	6	—	6	223	20.8
A319	1	2	3	156	9.2
A320 (3)	7	—	7	177	13.2
Total aircraft	68	2	70

(1)	All of the Company's owned aircraft are encumbered. Refer to Note 5 – Long-Term Debt for discussion of the Company's notes payable and senior secured term loan facility.

(2)
Of the 54 MD-80 aircraft, 52 were in revenue service and two were in temporary storage. The two MD-80 aircraft will be removed from temporary storage and placed in revenue service during the first quarter of 2014 once modification to a 166 seat configuration is complete. One MD-80 aircraft was retired on February 1, 2014. During 2013, the Company continued its MD-80 seat reconfiguration program.  As of December 31, 2013, 51 of the Company's 52 MD-80 aircraft in revenue service have 166 seats and one aircraft has 150 seats.

(3)	Of the seven Airbus A320 aircraft at December 31, 2013, 2 were being prepared for revenue service. As of February 1, 2014, these 2 Airbus A320 aircraft had been placed in revenue service.

Note 4 — Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2013	As of December 31, 2012
Salaries, wages and benefits	$23,355	$11,827
Maintenance and repairs	3,166	8,632
Passenger fees payable	5,638	4,934
Passenger taxes payable	948	917
Station expenses	8,257	8,935
Interest payable	723	522
Dividend payable	41,787	—
Other accruals	3,329	709
Total accrued liabilities	$87,203	$36,476

As of December 31, 2013, the increase in salaries, wages and benefits is mostly due to a $12.1 million bonus accrual as the Company achieved higher profits in 2013 compared to 2012. The increase in other accruals from 2012 to 2013 is due primarily to a dividend payable of $2.25 per share on outstanding common stock to stockholders of record on December 13, 2013. Total capital distribution for the approved dividend was $41.8 million and was paid in January 2014.

Note 5 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31, 2013	As of December 31, 2012
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$121,230	$122,376
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	48,000	—
Notes payable, secured by real estate, interest at 2.86%, due October 2018	9,953	—
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	45,775	—
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	9,342	12,668
Notes payable, secured by aircraft, interest at 4.95%, due October 2015	—	5,102
Notes payable, secured by aircraft, interest at 6.28%, due March 2015	—	4,150
Notes payable, secured by aircraft, interest at 6.26%, due August 2014	—	6,556
Total long-term debt	234,300	150,852
Less current maturities	20,237	11,623
Long-term debt, net of current maturities	$214,063	$139,229

Maturities of long-term debt, as of December 31, 2013, for the next five years and thereafter, in aggregate, are: 2014 - $20,133; 2015 - $20,935; 2016 - $20,156; 2017 - $135,285; 2018 - $24,048; and thereafter – $13,743.

Senior Secured Term Loan Facility

In March 2011, the Company borrowed $125,000 under a senior secured term loan facility (the “Term Loan”). The Term Loan matures in March 2017, bears interest based on the London Interbank Offered Rate (“LIBOR”) or prime rate with interest payable quarterly or more frequently until maturity and includes a LIBOR floor of 1.5 percent. The Term Loan contains restrictions on future borrowing, provides for maximum annual capital expenditures and contains other affirmative and negative covenants. In addition to quarterly principal payments equal to 0.25 percent of the initial loan, the Term Loan also provides for mandatory and optional prepayment provisions. The following assets are pledged as collateral under the Term Loan--all MD-80 aircraft, four Boeing 757-200 aircraft and related aircraft spare parts.

The mandatory prepayment provisions are associated with cash proceeds from the sale of certain assets (which are not reinvested), cash proceeds from the issuance or incurrence of indebtedness for money borrowed in violation of the covenants in the Term Loan, cash proceeds from insurance or condemnation awards (which are not reinvested) and for 25 percent of the Company’s excess cash flow (as defined in the Term Loan) if the Company’s leverage ratio exceeds 1.5:1 as of the end of any year.  In the event the Company does not reinvest the cash proceeds from the sale of certain assets or from insurance or condemnation awards or if the Company incurs indebtedness in violation of the covenants in the Term Loan, the prepayment will be due within three business days following the date of the event requiring the prepayment.  The prepayment associated with a failure to meet the leverage ratio test would be payable within a specified number of days after the end of the year for the covenant calculation.

As of December 31, 2013, management believes the Company is in compliance with all covenants under the Term Loan and no events occurred which would have required any prepayment of the debt.

Other

In September 2013, the Company borrowed $48,000 under a modified loan agreement secured by three Airbus A320 aircraft and one Airbus A319 aircraft.  The note payable issued under the modified loan agreement bears interest at 3.99 percent per annum and is payable in monthly installments through October 2018.  The Company applied a portion of the proceeds to prepay existing debt obligations of $10,485 secured by four Boeing 757 aircraft due through October 2015.

In October 2013, the Company borrowed $10,000 under a loan agreement secured by the real estate purchased for the Company's headquarter offices in second quarter of 2013. The note payable issued under the loan agreement bears interest at 2.86 percent per annum and is payable in monthly installments through October 2018 when a balloon payment is due.

In November 2013, the Company borrowed $48,000 under a loan agreement secured by four Airbus A320 aircraft.  The notes payable issued under the loan agreement bear interest at LIBOR plus 2.46 percent per annum and are payable in monthly installments through November 2019.

Note 6 — Leases

The Company leases aircraft and other assets, including office facilities, airport and terminal facilities, and office equipment.  These leases have terms extending through 2023.  Total rental expense for aircraft and non-aircraft operating leases for the years ended December 31, 2013, 2012 and 2011 was $13,098, $8,322 and $8,336, respectively. During 2013, the Company incurred $5.5 million of aircraft lease rental expense as the Company leased two aircraft in the fourth quarter of 2013 and incurred $4.2 million of lease sub-service expenses related to delays in placing owned Airbus A320 aircraft into revenue service.

Aircraft leases

In August 2012, the Company entered into operating lease agreements for nine Airbus A319 aircraft with lease term expiration dates ranging from 2021 to 2023.  As of December 31, 2013, the Company has accepted delivery and placed into service two of these Airbus A319 aircraft.  The operating lease agreements contain aircraft return provisions which require the Company to compensate the lessor based on specific time remaining on certain aircraft and engine components between scheduled maintenance events.  These costs of returning aircraft to lessors are accounted for in a manner similar to the accounting for contingent rent.

Airport and other facilities leases

The office facilities under lease include approximately 70,000 square feet of space for the Company’s primary corporate offices.  The lease expires in 2018, has two five-year renewal options, but the Company has the right to terminate after the seventh year of the lease in April 2015. The Company has the right to purchase the building at fair value under the terms of the lease.  The Company also leases approximately 10,000 square feet of office space in a building adjacent to its corporate offices which is utilized for training and other corporate purposes. The Company is responsible for its share of common area maintenance charges.

Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions. As of December 31, 2013 we had $1.4 million in lease improvements related to office and commissary buildings at the Bellingham International Airport, WA. Lease improvements made at other airport facilities are not material.

Scheduled future minimum lease payments

At December 31, 2013, scheduled future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are as follows:

	Aircraft Leases	Property Facility Leases	Operating Leases
2014	$3,798	$5,480	$9,278
2015	12,259	4,072	17,691
2016	15,792	2,710	20,918
2017	15,792	—	18,302
2018	15,792	—	16,258
Thereafter	60,296	—	60,359
Total	$123,729	$12,262	$142,806

In addition, scheduled future minimum airport fee payments under airport use and lease agreements with fixed and remaining non-cancelable terms in excess of one year are: 2014 - $10,544;  2015 - $10,193; and thereafter - $10,193.

Note 7 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. During 2013, the Company repurchased 913,806 shares through open market purchases at an average cost of $91.33 per share for a total expenditure of $83,462. During 2012, the Company repurchased 54,730 shares through open market purchases at an average cost of $72.73 per share for a total expenditure of $3,981. During 2011, the Company repurchased 34,323 shares through open market purchases at an average cost of $43.49 per share for a total expenditure of $1,493. As of December 31, 2013, the Company had $39,814 in unused stock repurchase authority remaining under the Board approved program.

On November 14, 2013, the Company’s Board of Directors declared a special cash dividend of $2.25 per share on its outstanding common stock payable to stockholders of record on December 13, 2013.  On January 3, 2014, the Company paid cash dividends of $41,787 to these stockholders.

On November 13, 2012, the Company’s Board of Directors declared a special cash dividend of $2.00 per share on its outstanding common stock payable to stockholders of record on November 30, 2012.  On December 14, 2012, the Company paid cash dividends of $38,602 to these stockholders.

Note 8 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

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

Assets measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,172	$20,172	$—	$—
Municipal debt securities	23,506	—	23,506	—
Total cash equivalents	43,678	20,172	23,506	—
Short-term investments
Commercial paper	75,911	—	75,911	—
Municipal debt securities	122,325	—	122,325	—
Corporate debt securities	45,134	—	45,134	—
Government debt securities	10,008	—	10,008	—
Total short-term investments	253,378	—	253,378	—
Long-term investments
Municipal debt securities	36,037	—	36,037	—
Total long-term investments	36,037	—	36,037	—
Total investment securities	$333,093	$20,172	$312,921	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$3,689	$3,689	$—	$—
Commercial paper	370	—	370	—
Municipal debt securities	70,245	—	70,245	—
Total cash equivalents	74,304	3,689	70,615	—
Short-term investments
Certificates of deposit	5,863	—	5,863	—
Commercial paper	81,767	—	81,767	—
Municipal debt securities	106,207	—	106,207	—
Corporate debt securities	33,297	—	33,297	—
Government debt securities	12,005	—	12,005	—
Total short-term investments	239,139	—	239,139	—
Long-term investments
Municipal debt securities	14,022	—	14,022	—
Government debt securities	10,008	—	10,008	—
Total long-term investments	24,030	—	24,030	—
Total investment securities	$337,473	$3,689	$333,784	$—

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2013 or 2012.

The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's debt was estimated using either indicative pricing from market information or the discounted amount of future cash flows. The discounted cash flows use the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk. As of December 31, 2013, the estimated fair value and the carrying value of its debt, including current maturities were $224,850 and $234,300, respectively. As of December 31, 2012, the estimated fair value and the carrying value of its debt, including current maturities were $149,789 and $150,852, respectively.

Note 9 — Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$52,732	$36,409	$16,920
State	4,114	3,462	2,890
Total current	56,846	39,871	19,810
Deferred:
Federal	(1,811)	6,082	9,982
State	(134)	280	324
Total deferred	(1,945)	6,362	10,306
Total income tax provision	$54,901	$46,233	$30,116

The Company recorded $1,689, $2,797 and $274 as an increase to additional paid in capital and reduction to taxes payable for certain tax benefits from employee stock-based compensation for the years ended December 31, 2013, 2012 and 2011 respectively.

Reconciliations of the statutory income tax rate and the Company’s effective tax rate for 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	$51,362	$43,627	$27,830
State income taxes, net of federal income tax benefit	2,654	2,301	1,328
Other	885	305	958
Total income tax expense	$54,901	$46,233	$30,116

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued Vacation	$895	$—	$935	$—
Accrued Bonus	4,484	—	—	—
Prepaid expenses	—	(5,420)	—	(3,769)
State taxes	1,269	—	1,120	—
Accrued property taxes	919	—	815	—
Other	2,059	—	1,695	—
Total current	9,626	(5,420)	4,565	(3,769)
Noncurrent:
Depreciation	—	(51,750)	—	(49,687)
Goodwill	603	—	717	—
Stock-based compensation expense	3,711	—	2,118	—
Federal net operating loss	678	—	—	—
Other	672	(1,411)	157	—
Less: Valuation Allowance	(663)	—	—	—
Total noncurrent:	5,001	(53,161)	2,992	(49,687)
Total	$14,627	$(58,581)	$7,557	$(53,456)

As of December 31, 2013, a subsidiary of the Company recognized a federal net operating loss (“NOL”) carryforward of $1,936. The NOL resulted in a deferred tax asset of $678. The Company assessed the need for a valuation allowance based on the available evidence and recognized a valuation allowance in the amount of $663. The Company anticipates that the federal NOL will expire between 2032 and 2033.
The Company paid income taxes, net of refunds, of $53,220, $37,937 and $23,507 in 2013, 2012 and 2011 respectively.

Accounting standards for income taxes utilize a two-step approach for evaluating tax positions. A tax position is recognized if it is more likely than not to be sustained upon examination and  measured as the largest amount of benefit that is more likely than not (greater than 50 percent) to be realized upon settlement.

If it is subsequently determined that a previously recognized tax position no longer meets the “more likely than not” standard, it is required that the tax position be derecognized. Accounting for income taxes standards specifically prohibit the use of a valuation allowance as a substitute for derecognition of tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	As of December 31,
	2013	2012	2011
Beginning Balance	—	—	3,619
Increases for tax position of prior years	—	—	—
Increases for tax position of current year	—	—	—
Decreases for tax positions of prior years	—	—	(1,754)
Settlements	—	—	—
Decreases for lapses in statute of limitations	—	—	(1,865)
Ending Balance	$—	$—	$—

For the years ended December 31, 2013, 2012 and 2011 the Company did not recognize a liability for uncertain tax positions. During the third quarter of 2011, the liability recognized for the uncertain tax positions decreased by $3,619 as a result of lapses in statute of limitations, changes in judgment and other items.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize interest or penalties on any unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction as well as multiple state jurisdictions.  The Company is not currently under examination by the IRS.  The Company's federal income tax returns for 2011 and 2012 remain open to examination. Various state and local tax returns remain open to examination. The Company believes that any potential assessment would be immaterial.

Note 10 — Related Party Transactions

The building where the Company maintains its headquarters is leased from a limited liability company in which our Chief Executive Officer owns a significant interest as non-controlling member. The Company leases additional office space for use as its training facility which is located in a building adjacent to the Company’s headquarters. The second building is also owned by a limited liability company in which the Company's Chief Executive Officer owns a significant interest as non-controlling member.  Under the terms of these agreements, the Company made rent payments of $4,811, $2,303 and $2,284 in 2013, 2012 and 2011, respectively.

During 2013, the Company paid $938 in marketing expenses related to sponsorship of GMS Racing LLC, formerly known as Gallagher Motorsports. Of the total amount paid, $187 related to expenses recognized in the fourth quarter of 2013 and the remaining amount will be amortized quarterly through the end of 2014. GMS Racing LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chief Executive Officer owns a controlling interest in GMS Racing LLC.

Note 11 — Financial Instruments and Risk Management

The Company’s debt with a carrying value of $234,300 and $150,852 as of December 31, 2013 and 2012, respectively, approximates fair value. The fair value of the Company's long-term debt was estimated using discounted cash flow assumptions based on the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk.

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short term nature.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages.  The Company recognized expense under this plan of $2,879, $2,537 and $2,002 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Compensation expense

For the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of $9,818, $4,069 and $4,735 respectively, in the consolidated statements of income related to stock options, SARs (stock-settled and cash-settled) and restricted stock.

The unrecognized compensation cost and weighted-average period over which the cost is expected to be recognized for nonvested awards as of December 31, 2013 are presented below:

	Unrecognized Compensation Cost	Weighted Average Period (years)
Restricted stock	6,132	1.89
Cash-settled SARs	2,234	1.76
Stock options	1,449	2.17
Total	9,815	1.90

Fair value

The fair value of stock options, cash-settled SARs and stock-settled SARs granted were estimated as of the grant date using the Black-Scholes option-pricing model.

Cash-settled SARs are liability-based awards and the fair value and compensation expense recognized for these awards are updated each reporting period.  The following assumptions used in the Black-Scholes option-pricing model were considered to determine the updated fair value at the years ended:

	2013	2012	2011
Weighted-average volatility	30.49%	33.62%	58.32%
3/25/11 Grant
Expected term (in years)	0.30	1.50	2.60
Risk-free interest rate	0.28%	0.45%	0.80%
Expected dividends	—	—	—
3/8/13 Grant
Expected term (in years)	2.50	0.00	0.00
Risk-free interest rate	0.54%	—	—
Expected dividends	—	—	—

Expected volatilities used for award valuation in 2013, 2012 and 2011 were based on the historical volatility of the Company’s own common stock.

Expected term represents the weighted average time between the award’s grant date and its exercise date. The Company estimated its expected term assumption in 2013, 2012 and 2011 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of the award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The contractual terms of the Company’s stock option and SAR awards granted range from five to ten years.

Stock options and stock-settled SARs

A summary of option and stock-settled SARs activity as of December 31, 2013 and changes during the year then ended is presented below:

	Options and Stock-Settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	228,690	$36.89
Granted	108,041	81.77
Exercised	(53,100)	38.03
Forfeited	—	—
Outstanding at December 31, 2013	283,631	$49.48	3.38	$14,507

During 2013, the Company issued 108,041 stock options at a weighted average exercise price of $81.77. No stock options or stock-settled SARs were granted during the years ended December 31, 2012 or 2011.  During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of options and SARs exercised was $3,261, $9,123 and $1,407 respectively. Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $2,083, $7,542 and $1,834, respectively.

Restricted stock awards

A summary of the status of the Company’s nonvested restricted stock grants during the year ended December 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	128,029	$52.63
Granted	85,196	84.36
Vested	(64,426)	52.57
Forfeited	(3,567)	82.87
Nonvested at December 31, 2013	145,232	$62.61

The weighted average grant date fair value per share of restricted stock grants during the years ended December 31, 2013, 2012 and 2011 was $84.36, $55.09 and $43.32, respectively.  The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $7,187, $2,537 and $2,131, respectively.

Cash-settled stock appreciation rights

A summary of cash-settled SARs awards activity during the year ended December 31, 2013 is presented below:

3/25/11 Grant	Cash-Settled SARs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	97,109	$19.01
Granted	—	—
Vested	(29,098)	19.01
Forfeited	(307)	19.01
Outstanding at December 31, 2013	67,704	$19.01
Exercisable at December 31, 2013	7,363	19.01
3/8/13 Grant
Outstanding at January 1, 2013	—	$—
Granted	70,812	20.92
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2013	70,812	$20.92
Exercisable at December 31, 2013	—	—

There were 70,812 cash-settled SARs were granted during 2013 and none in 2012.  The weighted average grant date fair value per share of cash-settled SARs granted during the years ended December 31, 2013 and 2011 was $20.92 and $19.01, respectively. As of December 31, 2013, the fair value of the liability related to the outstanding cash-settled SARs was $1,656.

Note 13 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In December 2012, the Company entered into purchase agreements for seven Airbus A320 aircraft. In August 2013, the Company entered into purchase agreements for two additional Airbus A320 aircraft.  Of the nine aircraft under contract, two were acquired in the second quarter of 2013 and five were acquired in the third quarter of 2013. As of December 31, 2013, the contractual obligations for the two remaining aircraft under contract were $23,360 to be paid in 2014 upon taking ownership of the aircraft.

Note 14 — Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized below.

	March 31	June 30	September 30	December 31
2013
Operating revenues	$272,959	$255,846	$228,874	$238,471
Operating income	52,367	42,856	29,232	30,281
Net income attributable to Allegiant Travel Company	31,932	25,760	17,106	17,476
Earnings per share to common stockholders:
Basic	1.66	1.35	0.91	0.96
Diluted	1.65	1.34	0.91	0.94
2012
Operating revenues	$237,851	$231,166	$216,864	$222,838
Operating income	36,311	41,868	28,748	25,377
Net income attributable to Allegiant Travel Company	21,703	25,183	16,945	14,766
Earnings per share to common stockholders:
Basic	1.13	1.31	0.88	0.78
Diluted	1.12	1.30	0.87	0.76

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework (1992 Framework). Based on our assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2014, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2014, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2014, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2014, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant’s Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2014, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company are included in Item 8 of this report:

—
Financial Statement Schedules.  Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

—
Exhibits.  The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K.  Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1*	Articles of Incorporation of Allegiant Travel Company.
3.2
Bylaws of Allegiant Travel Company as amended on January 28, 2013. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013).

3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
10.1
2006 Long-Term Incentive Plan, as amended on July 19, 2009.(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009.)

10.2
Form of Restricted Stock Agreement used for Directors of the Company.(1) (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009-SEC File No. 001-33166.)

10.3	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013).
10.4
Lease dated May 1, 2007, between Allegiant Air, LLC and Windmill Durango Office, LLC (Incorporated by reference to Exhibit 10.22 to the Form S-1 registration statement filed with the Commission on May 16, 2007).

10.5
Amendment to Lease dated as of June 23, 2008 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009-SEC File No. 001-33166.)

10.6
Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009-SEC File No. 001-33166.)

10.7
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009.)

10.8
Stock Appreciation Rights Agreement dated October 16, 2009, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Commission on March 9, 2010.)

10.9
Credit Agreement dated as of March 10, 2011 between the Company, the Lenders, Citadel Securities Trading LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent for the Lenders. (2) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.10
Guarantee and Collateral Agreement dated as of March 10, 2011 between the Company and The Bank of New York Mellon, collateral agent. (2) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.11
Aircraft Security Agreement dated as of March 10, 2011, between the Company and The Bank of New York Mellon as collateral agent. (2) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Commission on May 10, 2011.)

10.12
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.)

10.13
Successor Agent Agreement dated March 8, 2012, with certain Lenders and Gleacher Products Corp. as successor administrative agent.  (Incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended March 31, 2012, filed with the Commission on May 7, 2012.)

10.14
Amendment to Lease Agreement dated September 1, 2012 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013.)

10.15
Second Amendment to Credit Agreement dated as of November 21, 2012 between the Company, the Lenders, Gleacher Products Corp., administrative agent, and the Bank of New York Mellon, collateral agent for the Lenders. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013.)

10.16
First Amendment to Aircraft Security Agreement dated as of November 21, 2012 between the Company and the Bank of New York Mellon, collateral agent for the Lenders. (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013.)

Exhibit Number	Description
10.17
Employment Agreement dated as of February 26, 2013, between the Company and Andrew C. Levy.(1)  (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.18
Form of Stock Option Agreement used for Officers of the Company.(1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.19
Form of Restricted Stock Agreement used for Officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.20
Form of Stock Appreciation Rights Agreement used for Officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.21
Agreement of Sale and Purchase dated April 19, 2013 between the Company and Crossing Business Center 1 and 2, LLC and Crossing Business Center 7 LLC.(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 7, 2013).

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on [February 26], 2014, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Cash Flow Statements for the years ended December 31, 2013, 2012 and 2011 (vi) the Notes to the Consolidated Financial Statements.  (3)

*	Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 28, 2014.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 28, 2014
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	February 28, 2014
Scott Sheldon	(Principal Financial and Accounting Officer)

	Director	February , 2014
Montie Brewer

/s/ Gary Ellmer	Director	February 28, 2014
Gary Ellmer

/s/ Andrew C. Levy	Director	February 28, 2014
Andrew C. Levy

/s/ Linda Marvin	Director	February 28, 2014
Linda Marvin

	Director	February , 2014
Charles W. Pollard