Form 10-K/A
period 2013-12-31
Allegiant Travel CO
filed 2014-04-30
CIK 1362468

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXHIBIT INDEX IS LOCATED ON PAGE 22.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our board of directors and executive officers as of April 30, 2014:

Name	Age	Position	Director Since (1)
Maurice J. Gallagher, Jr.	64	Chief Executive Officer, Chairman of the Board	2001
Montie Brewer (2)(3)	56	Director	2009
Gary Ellmer (3)(4)	60	Director	2008
Andrew C. Levy	44	Chief Operating Officer, Director, President	2013
Linda A. Marvin (3) (4)	52	Director	2013
Charles Pollard (2) (4)	56	Director	2009
John Redmond (2) (4)	54	Director	2007
Scott Sheldon	36	Senior Vice President, Chief Financial Officer	N/A
Scott M. Allard	46	Senior Vice President, Chief Information Officer	N/A
Jude I. Bricker	40	Senior Vice President, Planning	N/A

(1)	Each director serves for a one-year term with all directors being elected at each stockholders’ meeting.

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Audit Committee

Below are the principal occupations and business experience, for at least the past five years, of each director and executive officer.  In addition, experience and qualifications is provided below which led the board of directors to conclude that each director should serve on the board:

Maurice J. Gallagher, Jr. has been actively involved in the management of our company since he became our majority owner and joined our board of directors in 2001. He has served as our chief executive officer since 2003 and was designated Chairman of the Board in 2006. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. One of these companies was Mpower Communications Corp., a telecommunications company, for which he served as acting chief executive officer from 1997 to 1999 and as chairman of the board from its inception in 1996 until 2002. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (the predecessor of  AirTran Holdings, Inc.) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir Commuter Airlines.

As the founder of our business strategy and as our chief executive officer for the last 13 years, Mr. Gallagher provides invaluable strategic direction, innovation and experience to our board.

Montie R. Brewer was elected to our board in October 2009.  Mr. Brewer was elected to the board mid-term at the recommendation of our chief executive officer.  Mr. Brewer served in senior management roles for Air Canada from 2002 until April 2009, serving as its president and chief executive officer from December 2004 until April 2009.  Mr. Brewer served on the board of directors of Air Canada from 2002 until April 2010.  Prior to Air Canada, Mr. Brewer served as senior vice president-planning for United Airlines and previously worked at Northwest Airlines, Republic Airlines, Braniff and TransWorld Airlines, beginning his employment in the airline industry in 1981.  Mr. Brewer served as an executive officer of United Airlines from 1988 until 2002.  Mr. Brewer has also served as a director of Aer Lingus, an airline, since January 2010.

Mr. Brewer’s prior experience as chief executive officer of Air Canada for more than four years and his more than 28 years in management positions at multiple airlines provide the background for a conclusion that he is a valuable addition to our board.

Gary Ellmer was elected to our board in May 2008.  Mr. Ellmer served in senior management positions for ATA Airlines from September 2006 until February 2008, serving as chief operating officer from September 2007 until February

2008.  ATA filed for Chapter 11 bankruptcy protection in April 2008.  From April 2006 until August 2006, Mr. Ellmer served as vice president, business development for American Eagle Airlines and served as president and chief operating officer of Executive Airlines/American Eagle Caribbean from 2002 until 2006.  From 1998 until 2002, he served in various officer positions for American Eagle Airlines, Business Express Airlines and WestAir Commuter Airlines.

Mr. Ellmer’s service as chief operating officer of three airlines and more than 26 years of experience in the airline industry provide significant experience with regard to airline operations to support a conclusion that he should continue to serve on our board.

Andrew C. Levy was elected to our board in October 2013. Mr. Levy has served as an officer of Allegiant since 2001 and as Company President since October 2009 and as Chief Operating Officer since October 2013. As President and Chief Operating Officer, Mr. Levy is responsible for all commercial and financial aspects of the business. Previously, he held titles of Managing Director and Chief Financial Officer for the Company. Mr. Levy served as our chief financial officer from October 2007 until May 2010. From 1998 to 2001, Mr. Levy held various management positions at Mpower Communications. From 1996 to 1998, Mr. Levy worked on airline advisory and transactional work as a vice president with Savoy Capital, an investment company focused on the aviation sector. From 1994 to 1996, Mr. Levy held various positions with ValuJet Airlines.

Mr. Levy is a graduate of Washington University in St. Louis and received a JD from the Emory University School of Law.

As Mr. Levy has been on the executive management team for the last 13 years and has helped drive our profitability, growth and strategic direction and in light of his assumption of the role of chief operating officer, the board determined it would be in the best interest of our stockholders to add him to the board in October 2013.

Linda A. Marvin was elected to our board in January 2013.  Ms. Marvin served as chief financial officer of the Company from 2001 until 2007 and consulted with the Company on a part-time basis until May 2008. Since then, Ms. Marvin has dedicated her time to philanthropic activities and her private investments.  She has served as an officer of The Animal Foundation since January 2010 and has since February 2013 served as its chairman. She is also an active member of the United Way's Women's Leadership Council. From 1996 through 2001, Ms. Marvin held various management positions for Mpower Communications, including chief financial officer and senior vice president of finance. Prior to that, she was involved in the airline industry in various finance and accounting roles with Business Express/Delta Connection and with WestAir Commuter Airlines and earlier in her career, served an audit manager with KPMG Peat Marwick.

Ms. Marvin’s experience as chief financial officer of the Company and her background in the airline industry add valuable knowledge to our board.

Charles W. Pollard was elected to our board in June 2009.  Mr. Pollard served in various executive positions for Omni Air International from 1997 until July 2009, including as its president and chief executive officer from January 2007 until September 2008. Prior to his employment with Omni Air International, Mr. Pollard served in various executive positions for World Airways from 1987 until 1997, including as president and chief executive officer from 1993 to 1997.  Mr. Pollard began his career as an attorney in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 1987.  Mr. Pollard has also served as a director of Air Partner, PLC since June 2009 and as a director of Aircastle Limited since June 2010.

Mr. Pollard’s experience as chief executive officer of both Omni Air International and World Airways and his corporate law background provide a skill set of particular value to our board.

John Redmond was originally elected to our board in October 2007 and served until June 2013, when he resigned to assume a full-time commitment in Australia. His commitment in Australia is now completed and he was once again designated to serve on the board in April 2014. From January 2013 until April 2014, Mr. Redmond served as managing director and chief executive officer of Echo Entertainment Group, Ltd., a gaming and hospitality company.  From 2007 until January 2013, Mr. Redmond devoted his time to his private investments.  Mr. Redmond served as president and chief executive officer of MGM Grand Resorts, LLC and a director of its parent company, MGM Mirage, from 2001 until August 2007.  Prior to that, he served as co-chief executive officer and a director of MGM Grand, Inc. from December 1999 to March 2001.  He was president and chief operating officer of Primm Valley Resorts from March 1999 to December 1999 and senior vice president of MGM Grand Development, Inc. from August 1996 to February 1999.  He served as vice-chairman of MGM Grand Detroit, LLC from 1998 to 2000 and chairman from 2000 until August 2007.  Prior to 1996, Mr. Redmond was senior vice president and chief financial officer of Caesars Palace and Sheraton Desert Inn, having served in various other senior operational and development positions with Caesars World, Inc.  Mr. Redmond has served as a director of Vail Resorts, Inc. since March 2008, of Tropicana Las Vegas Hotel and Casino, Inc. from July 2009 until June 2013 and of Echo Entertainment Group Limited from September 2011 until

April 2014.

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
Scott Sheldon has served as our chief financial officer since May 2010, having served as our principal accounting officer from October 2007 until May 2010. Prior to that, Mr. Sheldon served as our director of accounting from May 2005 and as our accounting manager from 2004 until May 2005. From 2001 until 2004, Mr. Sheldon worked as a certified public accountant for the Perry-Smith, LLP regional public accounting firm in Sacramento, California.

Scott M. Allard was hired as our senior vice president, chief information officer in March 2011.  Mr. Allard worked as an independent consultant from July 2009 until December 2010, primarily for TheLadders.com (an Internet job search board) and Register.com (an Internet registrar) before beginning a consulting role for us.  Mr. Allard served as vice president, chief information officer, of Spirit Airlines from 2006 until June 2009.  Previously, he served as vice president, technology of Travelworm, an online travel company, from 2004 until 2006.  Prior to that, he held positions as application product manager for American Express and director of development for Priceline.com.

Jude I. Bricker was promoted to senior vice president, planning in April 2012, having served as vice president, corporate finance from April 2010 until April 2012 and in other positions for us since he joined Allegiant in 2006. From 2004 until 2006, Mr. Bricker was employed by American Airlines. Mr. Bricker served in the U.S. Marines from 1996 to 2002.

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

Based solely on our review of the copies of such forms received by us with respect to transactions during 2013 through the date of this statement, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our equity securities have been complied with except that Form 4's to report equity awards granted to our executive officers (Messrs. Gallagher, Levy, Allard, Kris Bauer, Bricker and Sheldon) in March 2013 were reported two days late.

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

Audit Committee
The audit committee is currently comprised of Gary Ellmer, Linda Marvin, Charles Pollard and John Redmond, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Linda Marvin has been identified as the audit committee financial expert.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our executive officers should be read together with the compensation tables and related disclosures in this filing.

Our compensation committee is responsible for establishing and implementing our compensation philosophy.  We seek to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.  Our compensation committee is appointed by our board of directors.  Under the compensation committee charter, our compensation committee has responsibility for determining the compensation for our chief executive officer, for any other executive office who serves on the Board and for any of our other executive officers with a base salary of $200,000 or more.  Our compensation committee also approves equity grants under our long-term incentive plan.

Our named executive officers for 2013 were:

Maurice J. Gallgher, Jr.	Chairman and Chief Executive Officer
Andrew C. Levy	President, Chief Operating Officer and Director
Scott Sheldon	Senior Vice President, Chief Financial Officer
Scott M. Allard	Senior Vice President, Chief Information Officer
Jude I. Bricker	Senior Vice President, Planning

Compensation Philosophy and Objectives

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to retain the executive team that has been in place for several years, to attract additional talented people to become employed, to provide annual cash incentives upon achievement of measurable corporate performance objectives, and to assure executives' incentives are aligned with stockholder value creation. To achieve these objectives, the compensation committee maintains compensation plans that tie a significant portion of executives' total compensation to our financial performance (specifically to our operating margin). Overall, the total compensation opportunity is intended to create an executive compensation program: (i) providing for base compensation at reasonable levels, and (ii) rewarding our named executive officers for profitable performance and increased share value.

Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. Historically, he has chosen to serve without any base salary whatsoever and expects to continue to serve without base salary into the future. In 2013, the compensation committee decided not to include Mr. Gallagher in the allocation of the cash bonus pool but granted him stock-based awards to reward him for our company's industry-leading profit margins.  Whether Mr. Gallagher will participate in future equity grants and the annual cash bonus will be determined in the discretion of the compensation committee from year to year and will depend on our profitability in relation to our expectations and other relevant factors.

     Although we do not benchmark total compensation or any material element of compensation against any other particular company or group of companies, we do consider executive compensation and operating margin levels at other airlines and on-line travel agencies in gauging the reasonableness of each element of the compensation package for our executive officers.  In particular, in determining cash bonus allocations and equity grants, we compare our executive compensation against averages of other airlines and on-line travel agencies in base salary levels, cash bonus amounts, cash bonus as a percentage of base salary, value of equity awards and total compensation in dollar amounts and in relation to the operating margin achieved by each company.  As we are focused on low costs as a company, our philosophy is to provide for lower than industry prevailing rates of base compensation but with opportunity to benefit from profitable operations in the form of cash bonuses and from stock value increases through equity awards.  The compensation philosophy employed has been implemented by us without use of any outside compensation consultants.

As our stockholders approved our executive pay policies by a wide margin at our 2011 stockholders meeting, we have not implemented any changes to our pay policies in response to the stockholder vote.

Mr. Gallagher makes recommendations to the compensation committee with respect to the portion of the cash bonus pool payable and granting of stock-based awards to other executive officers. The compensation committee typically asks Mr. Gallagher to participate in its deliberations concerning approval of cash bonuses payable to and stock awards granted to these executive officers.

Mr. Gallagher and Andrew Levy, our president, chief operating officer and director, participate in making recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the bonus pool among other officers and key employees of our company and the granting of stock-based awards to other officers and key employees.

     The compensation committee members consider the recommendations from management and also draw on the committee members' and the chief executive officer's substantial experience in managing companies in approving bonus levels and stock-based awards.

     We structure our executive compensation program to deliver the majority of remuneration through incentives that drive both operating results and long-term value.  During 2013, the substantial majority of each executive officer’s pay was at risk as more than 80% of each executive’s pay was payable under the cash bonus plan or long-term stock incentives.  The mix of components comprising 2013 compensation for the named executive officers in this filing is illustrated below:

Name & Principal Position	Base Salary	Cash Bonus	Long-term Incentive	All other compensation
Maurice J. Gallagher, Jr., Chairman and Chief Executive Officer	—	—	88%	12%
Andrew C. Levy, Chief Operating Officer, Director, President	15%	41%	41%	3%
Scott Sheldon, Senior Vice President and Chief Financial Officer	16%	40%	42%	2%
Scott M. Allard, Chief Information Officer	17%	37%	44%	2%
Jude I. Bricker, Senior Vice President, Planning	16%	40%	42%	2%

Compensation Components

Compensation is broken out into the following components:

Base Salary.  Mr. Gallagher does not receive a base salary. In February 2013, Mr. Levy entered into a new employment agreement which provided for an increase in his base salary. As no other executive officer has a base salary of $200,000 or more, the base salary levels of other officers do not require compensation committee approval.

     Annual Discretionary Incentive Bonus Program.  We structure our annual bonus compensation program to reward named executive officers, other management employees (our vice presidents, director level employees and managers) and other employees for our successful performance and each individual's contribution to that performance. Depending on our profitability, cash bonuses may constitute a significant portion of our employees' total compensation. No cash bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the total cash bonus pool will not exceed 10% of operating income. The final annual bonus pool amount is determined by our compensation committee after consideration of management recommendations and after the completion of the audit of our financial statements. The allocation of the bonus pool among groups of eligible employees and, for executive officers and other key employees, the division of the incentive compensation between cash and equity grants, are approved by the compensation committee without regard to any objective, predetermined individual performance criteria. The compensation committee relies significantly on the recommendation of our chief executive officer with respect to the participation level of our president and on executive management recommendations with respect to the bonus allocations for other employee groups and equity grants for other officers and managers.

     For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, our named executive officers are eligible to share in the bonus pool in amounts determined after the end of each year. Compensation committee approval is required for bonuses payable to our chief executive officer, other executive officers on the Board (Andrew Levy) and any other executive officers with an annual base salary of $200,000 or more (there are no others at this time).  Generally, payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

Long-Term Incentive Program.  We believe long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. Although our chief executive officer maintains a substantial equity stake in our company, the compensation committee has decided to provide him with grants of stock-based awards to reward him for the successful operating results of our company and to further incentivize him to seek additional stock price growth.

The compensation committee considers stock-based awards as part of the discretionary incentive program to our executive officers each year at the time the cash bonus allocations are finalized after the completion of the audit for the year.  Strike prices for options or stock appreciation rights (SARs) are established based on the market value of our stock at the time of grant when the final compensation decisions are made for the year.  This will typically occur in February or March following the end of each year.  Other than this annual evaluation of stock-based grants, we would typically only consider additional stock-based grants coincident with a new hire or promotion of management personnel.

Stock-based awards vest over a three year period to encourage continuing employment by the executive officers.  Grants of stock options and stock appreciation rights have a five year term to further encourage the officers to seek stock value appreciation over a period of time.

     The awards are set at amounts determined by the compensation committee to achieve a balance between meaningful incentives to our executive officers and reasonable compensation expense for our company. The compensation committee considers the current value of prior and newly granted awards, but does not target any particular weighting in comparison with the total compensation of each executive officer. Nor do we have a policy or target for the allocation between either cash and non-cash compensation or short-term and long-term incentive compensation.  However, in determining 2013 compensation for all executive officers other than our chief executive officer, the compensation committee approved payment of approximately 50% in cash and 50% in the value of equity grants.  Our chief executive officer received substantially all of his compensation for 2013 in the form of equity grants.

     In March 2013, equity grants were awarded to executive officers as part of their 2012 compensation package.

     In March 2014, we granted equity awards, consisting of restricted stock, cash-settled stock appreciation rights and stock options, to our named executive officers as part of their 2013 compensation package.  As all of these equity awards provide for a three-year vesting period, the compensation to the executive officers remains at risk subject to their continuing employment with us.  In the case of equity awards constituting a portion of the incentive compensation for all of our officers for 2013, 40% to 50% of the value of the equity awards was granted in the form of stock options or stock appreciation rights, the entire value of which is at risk since the value of these equity grants will be based on appreciation in our stock price.  This further aligns our officers’ interests with the objective of increasing value to our stockholders.

     The compensation committee also considers the impact each equity grant will have on the future earnings of our company and dilution of our stockholders. The stock grants during the past several years have not been dilutive to our stockholders as the number of shares of stock repurchased by us in the open market under our stock repurchase plans has far exceeded the number of shares subject to equity grants under our long-term incentive plan.

     We do not have any guidelines for security ownership of management, nor do we restrict any individual executive’s ability to hedge the economic risk of stock ownership.

     Other Compensation.  Our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to the levels of benefits and perquisites provided for our named executive officers.

     401(k) Plan.  We maintain a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 100% of their permitted contributions, up to a maximum of 5% of the participant's annual salary. Eligible employees are immediately 100% vested in their individual contributions and “safe harbor” matching contributions.

     Compensation Risk. The compensation committee has determined that our compensation programs do not pose significant risk to our company as management’s interests are aligned with those of our stockholders.  Except for those employee groups with whom we have reached a separate agreement on compensation, all employees are eligible to participate in the cash bonus program such that employees in any group or function are not included to the exclusion of employees in any other group or function. Further, the bonus pool depends on company-wide profitability such that rewards are based on the common goal of profitability. While the cash bonus program encourages short-term profitability, equity based grants to management employees under the long-term incentive plan encourage long-term success further reducing compensation risk.

Current Frequency of Shareholder Advisory Votes on the Compensation of Our Named Executive Officers. Our board of directors has determined to include a stockholder advisory vote on the compensation of our named executive officers in our proxy materials every three years.  In making this determination, our board considered the outcome of the “say on pay frequency” advisory vote at the 2011 stockholders’ meeting. Although a slight majority of the votes of our stockholders were cast at the 2011 annual meeting in favor of holding an annual, non-binding advisory vote on executive compensation, more than 46% of the votes cast on the non-binding advisory “say on pay frequency” proposal were voted in favor of holding the non-binding advisory “say on pay” vote every three years. Further, our board considered (i) the advantage of a longer term perspective that a triennial vote would bring, in light of the significant equity component of our compensation program with vesting over three or more years, the value of which is directly linked to share price performance; (ii)  that a vote every three years provides a longer term compensation history and business performance track record against which to measure management's strategic long-term business decisions and more frequent votes may focus undue attention on the particular year being reported as opposed to the longer term focus we are seeking to achieve through our compensation policies; and (iii) the approval of our compensation program evidenced by the stockholders’ 2011 advisory “say on pay” vote on compensation.

As the last stockholder advisory vote on executive compensation was in 2011, a stockholder advisory vote on the compensation of our named executive officers will occur at this year’s annual meeting of stockholders.  The next required say on pay frequency vote is currently scheduled for our 2017 annual meeting of stockholders.

In conjunction with this year’s stockholder advisory vote on compensation of our executive officers and to present a longer-term view of executive compensation consistent with our decision to have a stockholder advisory vote every three years, the following table provides information regarding our financial performance and executive compensation for our top two officers over the preceding three-year period:

($ in thousands except per share amounts)	2011	2012	2013
Total Compensation (1)
CEO	$500	$755	$568
President	$1,515	$1,911	$2,210
Operating Income	$85,444	$132,304	$154,737
Operating Margin	11.0%	14.6%	15.5%
Fully diluted earnings per share	$2.57	$4.06	$4.82
Stock Price at end of year	$53.34	$73.41	$105.44
Market Capitalization at end of year (2)	$1,017,802	$1,419,457	$1,960,662
Dollars Returned to Stockholders:
Cash Dividends (3)	$—	$38,602	$41,787
Stock Repurchases	$1,493	$3,981	$83,462
Total Stockholder Return (4)	8.3%	41.4%	46.7%

(1)	Compensation shown is total compensation from Summary Compensation Table, including equity compensation valued as specified in the footnotes for such Table.

(2)	Market capitalization equals total number of shares outstanding multiplied by the closing stock price on the last day of the year.

(3)	Cash dividends for 2013 include dividends declared in November 2013 and paid in January 2014.

(4)	Increase in stock price over prior year end plus per share cash dividends declared during the year as a percentage of the per share price at the beginning of the year.

Compensation of Named Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2013, 2012 and 2011 to our named executive officers:

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)(2)	Option/SAR Awards ($) (3)	All Other Compensation (4)	Total
Maurice J. Gallagher, Jr.	2013	—	$—	$249,974	$250,046	$67,995	$568,015
Chief Executive Officer	2012	—	200,000	265,437	264,533	25,236	755,206
	2011	—	—	500,000	—	—	500,000

Andrew C. Levy (5)	2013	339,917	900,000	449,997	450,068	70,025	2,210,007
President and Chief Operating Officer	2012	285,000	775,000	411,368	410,032	29,510	1,910,910
	2011	285,000	615,000	615,020	—	—	1,515,020

Scott Sheldon	2013	195,000	470,000	300,034	200,022	22,653	1,187,709
Senior Vice President, Chief	2012	187,500	425,000	270,722	179,891	23,025	1,086,138
Financial Officer and Principal Accounting Officer	2011	175,000	300,000	300,000	—	—	775,000

Jude I. Bricker (6)	2013	188,712	470,000	300,034	200,022	26,159	1,184,927
Senior Vice President, Planning	2012	165,625	425,000	449,462	179,891	23,703	1,243,681

Scott M. Allard (7)	2013	193,428	425,000	300,034	200,022	16,468	1,134,952
Senior Vice President, Chief	2012	190,000	425,000	270,722	179,891	24,476	1,090,089
Information Officer	2011	155,532	230,000	422,300	—	—	807,832

(1)
The above tables do not include a column for change in pension value and nonqualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.  Cash bonuses are reported in the year to which they relate, but are paid no later than the end of the first quarter of the following year.  Equity grants constituting part of the incentive bonus plan are reported in this table in the year to which they relate.  Other equity grants are reported in the year of grant. In our 2012 proxy statement reporting 2011 compensation, we reported all equity grants as compensation in the year of grant. We changed to the current presentation last year to better portray the compensation package received by our named executive officers with respect to each year. As we adjusted the 2011 compensation reflected in the above summary compensation table to be consistent with the presentations for 2012 and 2013, the above table will not reflect the same equity compensation amounts for 2011 which were reported in our 2012 proxy statement.

(2)
Represents the grant date fair value of restricted stock awards granted, as calculated in accordance with stock-based compensation accounting standards.  The fair value of each of these awards is based on the closing share price of the Company’s stock on the grant date.  Although the table above indicates the full grant date value of the awards in the year which the compensation is considered, the restricted stock granted vests over a three-year period.

(3)
Represents the grant date fair value of option and SAR awards granted, as calculated in accordance with stock-based accounting standards.  The fair value of these awards is determined under the Black-Scholes option pricing model. For the assumptions used for purposes of determining the value of these awards included in each year's compensation, please refer to Note 12 to our consolidated financial statements for the year ended December 31, 2013. Although the table above indicates the full grant date value of the awards in the year which the compensation is considered, the options and SARs granted vest over a three-year period.

(4)
All Other Compensation consists of our matching contributions under the 401(k) plan for all officers and cash dividends paid in 2013 and 2012 on shares of unvested restricted stock.  No dividends were paid in 2011 on shares of unvested restricted stock.  No amount is included in this column for the value of all perquisites and personal benefits, including flight benefits, as these benefits did not exceed $10,000 for any executive officer.

(5)	Mr. Levy has served as president throughout the period reported and as chief operating officer from October 2013 to present.

(6)	Mr. Bricker was promoted to senior vice president, planning in April 2012. Compensation for years prior to 2012 is not shown as he did not serve as an executive officer during such periods.

(7)
Mr. Allard was hired as our senior vice president, chief information officer in March 2011. The salary shown for Mr. Allard for 2011 is for the period from his hire date in March 2011 through the end of the year.

Mr. Gallagher serves without base compensation as a result of his substantial equity interest.  In 2013 and 2012, Mr. Gallagher received equity grants and an allocation under our annual cash bonus program in 2012 as a reward for our profitability achievements.

Mr. Levy’s base salary was established at $350,000 per year in connection with the new employment agreement entered into in February 2013. Under the employment agreement entered into at that time, Mr. Levy received grants of restricted stock and stock options reflected in the table of plan-based awards below, participates in our annual bonus program and is eligible to participate in future equity grants.

Mr. Sheldon’s base salary was established upon the recommendation of executive management and is reviewed from year to year.  Mr. Bricker’s base salary was increased to $175,000 per year upon his promotion to senior vice president, planning in May 2012 and is reviewed from year to year. Mr. Allard's base salary level was based on negotiations at the time of his employment in March 2011 and is reviewed from year to year.

The compensation committee is to approve all base salary, bonus payments and other compensation payments to executive officers serving on our board of directors and to any other officers making $200,000 or more per year in base salary.

For 2013, each executive officer received a bonus under our annual discretionary incentive bonus program.  No bonus is earned unless our operating income exceeds 5% of our revenue for the year and, in that event, the bonus pool will not exceed 10% of operating income.  The final bonus pool amount is determined by our compensation committee after review of the year-end financial statements and after consideration of management recommendations.  Each executive officer’s allocation of the bonus pool is determined by the compensation committee without regard to any objective, predetermined individual performance criteria.  The bonus allocation for any executive officer is not targeted at or limited to any particular percentage of base salary.  In determining 2013 compensation for our executive officers other than our chief executive officer, the compensation committee approved payment of 50% or more in the value of equity grants and the balance in cash.  The equity grants were split between restricted stock and stock options.

In 2013 and 2012, other compensation included cash dividends paid on unvested restricted stock.  No dividends were paid in 2011 on shares of unvested restricted stock. Other compensation also includes matching contributions under our 401(k) plan.  The amount of matching contribution paid for each executive officer depends on his salary reductions.

No executive officer’s salary and bonus is tied to any particular percentage of total compensation, but rather, bonus allocations are made based on our profitability and a subjective evaluation of each officer’s performance.

Grants of Plan-Based Awards in 2013

The following table describes grants of plan-based awards to our named executive officers during 2013:

Name	Grant date	Stock awards: number of shares of stock (1) (#)	Grant date fair value (2) of stock awards $
Maurice J. Gallagher, Jr.	3/8/2013	3,114	$265,437
Andrew C. Levy	2/26/2013	18,682	1,499,978
Andrew C. Levy	3/8/2013	4,826	411,368
Scott Sheldon	3/8/2013	3,176	270,722
Jude I. Bricker	3/8/2013	3,176	270,722
Scott M. Allard	3/8/2013	3,176	270,722

(1)	Grant of restricted stock.

(2)
As determined as set forth in Note 12 to our consolidated financial statements. Although the table above indicates the full grant date value of the awards, the restricted stock award granted vest over a three-year period.

Our compensation committee considers grants of restricted stock, stock options and SARs to our executive officers annually.  The number of shares granted is not based on any particular percentage of the total compensation of the executive officer.  Our compensation committee determines the amount of equity grants in an attempt to provide meaningful incentives for the officers, but with consideration to the financial impact on our operating results.

The restricted stock granted to our executive officers in 2013 is subject to a three-year vesting schedule to encourage continued employment by the executive officers.

The grants of restricted stock in March 2013 are considered to be part of the compensation of our executive officers for 2012.  In March 2014, we granted to our executive officers shares of restricted stock and stock options as part of their 2013 compensation package.  The value of these grants is reflected in the summary compensation table above as part of each executive officer’s 2013 compensation.  The value of the equity grants in March 2013 is reflected in the summary compensation table above as part of each executive officer’s 2012 compensation.

Outstanding Equity Awards at Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2013:

Name	Number of Shares Underlying Exercisable Options/SARs (#)	Number of Shares Underlying Unexercisable Options/SARs (#)	Option/SAR Exercise Price $	Option/SAR Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (12)
Maurice J. Gallagher, Jr.	5,514 (1)	2,757 (1)	42.22	3/25/2016
		12,645 (2)	85.24	3/8/2018
					6,190 (8)	$652,674
					3,114 (9)	328,340
Andrew C. Levy	13,785 (1)	9,190 (1)	42.22	3/25/2016
		19,600 (2)	85.24	3/8/2018
		75,796 (3)	80.29	2/26/2018
	14,590 (4)		36.97	10/25/2017
	50,000 (6)		38.65	10/16/2014
					18,682 (7)	1,969,830
					7,614 (8)	802,820
					4,826 (9)	508,853
Scott Sheldon		4,136 (1)	42.22	3/25/2016
		8,599 (5)	85.24	3/8/2018
					3,714 (8)	391,604
					3,176 (9)	334,877
Jude I. Bricker		3,216 (1)	42.22	3/25/2016
		8,599 (5)	85.24	3/8/2018
					3,095 (8)	326,337
					3,176 (9)	334,877
					2,000 (11)	210,880
Scott M. Allard		8,599 (5)	85.24	3/8/2018
					3,714 (8)	391,604
					3,176 (9)	334,877
					3,333 (10)	351,432

(1)	These SARs which may only be settled in cash vest over a three year period with last remaining vesting on March 25, 2014.

(2)	These options vest over one-third on each of March 8, 2014, 2015, and 2016.

(3)	These options vest over one-third on each of February 26, 2014, 2015, and 2016.

(4)	These options vested over a four year period and were fully vested as of December 31, 2013.

(5)	These SARs which may only be settled in cash vest one-third on each of March 8, 2014, 2015, and 2016.

(6)	These SARs which may only be settled in stock, vested over a three year period, and were fully vested as of December 31, 2013.

(7)	Unvested restricted stock to vest one-third on each of February 26, 2014, 2015, and 2016.

(8)	Unvested restricted stock to vest one-half on each of February 8, 2014 and 2015.

(9)	Unvested restricted stock to vest one-third on each of March 8, 2014, 2015, and 2016.

(10)	Unvested restricted stock to vest on March 7, 2014.

(11)	Unvested restricted stock to vest one-half on each of April 24, 2014 and 2015.

(12)	Based on our closing stock price of $105.44 on December 31, 2013.

Option Exercises and Stock Vested Table

The following table summarizes the number of option/SAR awards exercised and stock awards vested by our named executive officers in 2013 and the value realized on option/SAR exercise or stock award vesting:

	Option/SAR Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Maurice J. Gallagher, Jr.			3,095	241,781 (2)
			3,333	268,107 (3)
Andrew C. Levy	25,000	1,509,157 (1)
			3,807	297,403 (2)
			3,333	268,107 (3)
Scott Sheldon	8,270	405,313 (5)
			1,857	145,069 (2)
			1,667	134,093 (3)
			834	79,422 (6)
Jude I. Bricker	3,216	148,193 (5)
			1,548	120,930 (2)
			1,167	93,873 (3)
			1,000	92,230 (7)
Scott M. Allard			1,857	145,069 (2)
			3,333	281,405 (4)

(1)	Based on actual sale price of shares on dates of option exercise (shares were sold by officer on the dates of option exercise).

(2)	Based on our closing stock price of $78.12 on February 8, 2013, the date of vesting.

(3)	Based on our closing stock price of $80.44 on February 15, 2013, the date of vesting.

(4)	Based on our closing stock price of $84.43 on March 7, 2013, the date of vesting.

(5)	Based on value of awards on date of SAR exercise (share price at date of exercise less exercise price).

(6)	Based on our closing stock price of $95.23 on May 18, 2013, the date of vesting.

(7)	Based on our closing stock price of $92.23 on April 24, 2013, the date of vesting.

Employee Benefit Plans
Long-Term Incentive Plan
Our Long-Term Incentive Plan (the “2006 Plan”) was adopted by our board of directors and approved by the stockholders in 2006. All outstanding options under the predecessor Allegiant Air 2004 Share Option Plan have been transferred to our 2006 Plan, and no further stock-based awards will be made under that predecessor plan. The transferred options continue to be governed by their existing terms. Except as otherwise noted below, the transferred options have substantially the same terms as grants made under our 2006 Plan.

We have reserved 3,000,000 shares of our common stock for issuance under our 2006 Plan. Such share reserve consists of 500,000 shares that were carried over from our predecessor plan, including the shares subject to outstanding options thereunder. In addition, no participant in our 2006 Plan may be granted stock-based awards for more than 100,000 shares of our common stock per calendar year.

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

In the event we are acquired by a merger, a sale by our stockholders of more than 50% of our outstanding voting stock or a sale of all or substantially all of our assets, each outstanding option under our option plan which will not be assumed by the successor corporation or otherwise continued in effect may accelerate in full to the extent provided in the applicable stock option agreement. However, the compensation committee has complete discretion to structure any or all of the options under the option plan so those options will (or may not) immediately vest in the event we are acquired, whether or not those options are assumed by the successor corporation or otherwise continued in effect. Alternatively, the compensation committee may condition such accelerated vesting upon the subsequent termination of the optionee’s service with us or the acquiring entity.

We intend that any compensation deemed paid by us in connection with the exercise of options or stock appreciation rights granted under our 2006 Plan for the disposition of the shares purchased or acquired under those options or stock appreciation rights will be regarded as “performance-based,” within the meaning of Section 162(m) of the Internal Revenue Code and that such compensation will not be subject to the annual $1 million limitation on the deductibility of compensation paid to covered executive officers which otherwise would be imposed pursuant to Section 162(m).

For accounting purposes, compensation expense related to equity based awards under the 2006 Plan is measured and recognized in accordance with stock-based compensation accounting standards.

Our board may amend or modify the 2006 Plan at any time, subject to any required stockholder approval, or participant consent. The 2006 Plan will terminate no later than March 31, 2016.

Potential Payments upon Termination of Employment and Change in Control

Under his 2013 employment agreement, Mr. Levy would receive a lump sum severance pay of $650,000 in the event of termination without cause or resignation for good reason. In addition, he would continue to receive fringe benefits for a 24-month period.  In addition, any unvested equity grants, including restricted stock, stock options and SARs, would vest immediately upon a termination without cause, resignation for good reason or change in control.  If such a termination, resignation or change of control had occurred on December 31, 2013, Mr. Levy would have realized approximately $6,164,869 from an acceleration of vesting of his theretofore unvested restricted stock (31,122 shares), unvested options (95,396 shares) and cash-settled SARs (9,190 shares) held as of December 31, 2013, based on the $105.44 closing stock price on that date.

Director Compensation
The members of our board of directors receive an annual retainer of $20,000 per year plus an additional $5,000 for each meeting attended and will also be reimbursed for their out-of-pocket expenses.

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

The following table illustrates the compensation earned or paid to our non-management directors during 2013:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards (2) ($)	All Other Compensation ($)	Total ($)
Montie Brewer	45,000	96,380	—	141,380
Gary Ellmer	45,000	96,380	—	141,380
Charles Pollard	45,000	96,380	—	141,380
Linda Marvin (3)	40,000	183,390	—	223,390
John Redmond	30,000	- (4)	—	30,000

(1)	Excludes expense reimbursements. We reimburse our directors for expenses incurred in attending board meetings.

(2)
Represents the grant date fair value of restricted stock awards granted to each director in 2013 based on the closing stock price on the date of grant.  All restricted stock granted to directors in 2013 will vest in 2014.

(3)	Linda Marvin received a grant of 1,000 shares of restricted stock upon her selection to the board in January 2013 and also received an annual grant of an additional 1,000 shares in July 2013.

(4)	John Redmond received a grant of 1,000 shares at the 2013 annual stockholders meeting, but forfeited his right to these shares when he resigned from the board.

In 2013, no directors received $10,000 or more in aggregate perquisites or other personal benefits, including the value of flight benefits. We do not provide tax gross-up payments to members of our board of directors.

As of December 31, 2013, each non-employee director held the following number of shares of restricted stock that have not vested:

Director Compensation Table - Outstanding Stock Awards

Name	Award Grant Date	Number of Shares not Vested	Grant Date Fair Value ($) (1)
Montie Brewer	6/4/2013	1,000	96,380
Gary Ellmer	6/4/2013	1,000	96,380
Charles Pollard	6/4/2013	1,000	96,380
Linda Marvin	1/29/2013	1,000	76,490
Linda Marvin	7/22/2013	1,000	106,900

(1)	Based on closing stock price on date of grant.

Compensation Committee Interlocks and Insider Participation
No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving salary, bonus and other compensation for our executive officers, and setting the overall compensation principles that guide the committee’s decision-making.  The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) included in this filing and discussed it with management.  Based on the review and discussions with management, the compensation committee recommended to our board of directors that the CD&A be included in this filing.

COMPENSATION COMMITTEE

Montie R. Brewer	Charles Pollard

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known to us with respect to beneficial ownership of our common stock as of April 25, 2014, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 8, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5% of our outstanding common stock.

Each stockholder’s percentage ownership in the following table is based on 17,905,926 shares of common stock outstanding as of April 25, 2014 and treating as outstanding all options and stock settled stock appreciation rights held by that stockholder and exercisable within 60 days of April 25, 2014.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Maurice J. Gallagher, Jr. (1)	3,871,841	21.6%
T. Rowe Price Associates, Inc. (2)	2,703,379	15.1%
Renaissance Technologies, LLC (3)	1,296,300	7.2%
BlackRock, Inc. (4)	1,242,142	6.9%
Wasatch Advisors, Inc. (5)	1,176,939	6.6%
The Vanguard Group (6)	954,798	5.3%

Executive Officers and Directors:
Maurice J. Gallagher, Jr. (1)	3,871,841	21.6%
Montie Brewer (7)	8,000	*
Gary Ellmer (8)	3,000	*
Andrew C. Levy (9)	158,371	*
Linda A. Marvin (10)	2,000	*
Charles W. Pollard (11)	2,000	*
John Redmond (12)	29,750	*
Scott M. Allard (13)	11,250	*
Jude I. Bricker (14)	10,470	*
Scott Sheldon (15)	9,513	*
All executive officers and directors as a group (10 persons) (16)	4,106,195	22.8%

*	Represents ownership of less than one percent.

(1)
The address of Maurice J. Gallagher, Jr., is 8360 S. Durango Drive, Las Vegas, Nevada 89113. These shares include 257,200 shares of common stock held by two entities controlled by Mr. Gallagher. The shares also include options to purchase 4,215 shares which are presently exercisable and 7,473 shares of restricted stock not yet vested. Of Mr. Gallagher's ownership, 800,000 shares are pledged under a line of credit agreement with a balance of less than 10% of the value of the pledged stock as of April 2014.

(2)
Information is based on a Schedule 13G/Amendment No. 4 filed with the Securities and Exchange Commission on February 11, 2014, by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The Schedule 13G/Amendment No. 3 reports that as of December 31, 2013, T. Rowe Price New Horizons Fund, Inc. (an investment fund) has sole voting power over 1,548,412 shares and T. Rowe Price Associates, Inc. (an investment adviser) has sole voting power over 478,412 shares and sole dispositive power over 2,703,379 shares. The address of these beneficial owners is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2014, by Renaissance Technologies, LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The Schedule 13G reports that as of December 31, 2013, RTC (an investment adviser) and RTHC by virtue of its majority ownership of RTC, have sole voting and dispositive power over the shares indicated. The address of this beneficial owner is 800 Third Avenue, New York, NY 10022.

(4)
Information is based on a Schedule 13G/Amendment No. 4 filed with the Securities and Exchange Commission on January 28, 2014, by BlackRock, Inc.  The Schedule 13G/Amendment No. 4 reports that as of December 31, 2013, BlackRock, Inc. has sole voting power over 1,209,751 shares and sole dispositive power over 1,242,142 shares which are owned by various subsidiaries of BlackRock, Inc. with no subsidiaries owning more than 5% of our outstanding common stock. The address of this beneficial owner is 40 East 52nd Street, New York, NY 10022.

(5)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2014, by Wasatch Advisors, Inc. as an investment adviser. The Schedule 13G reports that as of December 31, 2013, Wasatch Advisors, Inc. has sole voting and dispositive power over the shares indicated. The address of this beneficial owner is 505 Wakara Way, Salt Lake City, UT 84108.

(6)
Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2014, by The Vanguard Group as an investment adviser. The Schedule 13G reports that as of December 31, 2013, The Vanguard Group beneficially owns the indicated shares with sole voting power over 20,173 shares, sole dispositive power over 934,825 shares and shared dispositive power over 19,973 shares. The address of this beneficial owner is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(7)	Includes 1,000 shares of restricted stock held by Mr. Brewer not yet vested as of the date of this report.

(8)	Includes 1,000 shares of restricted stock held by Mr. Ellmer not yet vested as of the date of this report.

(9)
Includes 23,622 shares of restricted stock held by Mr. Levy not yet vested and options to purchase 46,388 shares which are presently exercisable.  Also includes 33,471 shares which Mr. Levy could acquire upon exercise of his currently vested stock appreciation rights based on the closing market price per share on April 25, 2014 ($116.92), and the strike price of such SARs ($38.65).  The actual number of shares that may be acquired upon the exercise of these SARs will vary depending on the market price of our common stock at the time of exercise.

(10)	Includes 1,500 shares of restricted stock held by Ms. Marvin not yet vested as of the date of this report.

(11)	Includes 1,000 shares of restricted stock held by Mr. Pollard not yet vested as of the date of this report.

(12)	Of Mr. Redmond's ownership, 500 shares are in a collateral account securing a line of credit with no current amount outstanding as of April 2014.

(13)	Includes 6,737 shares of restricted stock held by Mr. Allard not yet vested as of the date of this report.

(14)	Includes 8,428 shares of restricted stock held by Mr. Bricker not yet vested as of the date of this report.

(15)	Includes 6,737 shares of restricted stock held by Mr. Sheldon not yet vested as of the date of this report.

(16)	See footnotes 1, 7, 8, 9, 10, 11, 12, 13, 14 and 15.

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

(a)
The shares shown as to be issued under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 145,247 shares of nonvested restricted stock as of December 31, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2013, we have been a party to the following transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of our capital stock or any member of their immediate families had a direct or indirect material interest.

The building in which we maintain our headquarters is under a lease agreement with an entity owned by a limited partnership in which Maurice J. Gallagher, Jr. and John Redmond owned more than 50% interest as limited partners.  In June 2008, we obtained additional office space in the leased building through an amendment to the existing lease agreement with the landlord. The amended lease agreement has a ten year term. In June 2008, we entered into a lease agreement for office space to be used as our training facility which is located in a building adjacent to the location of our headquarters. The second building is also owned by an entity owned by the same limited partnership. The lease agreement for the second building is for a ten year term. During 2013, we paid approximately $4,811,000 to the landlords under those arrangements.  Rental payments in future years will exceed the amount paid in 2013 as a result of cost of living increases and common area maintenance charges.  The leases continue until 2018 unless we elect to terminate the lease for our headquarters building in 2015 which would also require us to pay for certain unamortized costs upon early termination.  The disinterested members of our board and audit committee have determined that the terms for the lease agreements are at least as favorable as we could have received in arms’ length transactions.

We paid $938,000 during 2013 to GMS Racing, LLC, a company controlled by Mr. Gallagher, for sponsorship of an auto race team featuring the Allegiant logo. Of the total amount paid, $187,000 related to expenses recognized in the fourth quarter of 2013 and the remaining amount will be amortized quarterly through the end of 2014.

All future transactions, including loans, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or five percent stockholders are affiliated, will be approved by our audit committee and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Director Independence
Our board of directors has determined that all of our directors other than Maurice J. Gallagher, Jr. and Andrew C. Levy are independent under the rules of the Nasdaq Stock Market.  As Mr. Gallagher and Mr. Levy do not serve on any of the board’s committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young, LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $635,000 for the year ended December 31, 2013 and $664,000 for the year ended December 31, 2012.

Audit-Related Fees

No fees were billed by Ernst & Young, LLP for assurance and related services that were reasonably related to the performance of the audit referred to above during 2013 or 2012.

Tax Fees

The aggregate fees rendered by Ernst & Young, LLP for tax compliance, tax advice or tax planning services were approximately $56,000 during 2013 and $114,000 during 2012.

All Other Fees

Ernst & Young, LLP did not provide any professional services during 2013 or 2012 other than those described under the caption “Audit Fees” and “Tax Fees” above.

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

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits were filed with the Original Filing of this report:

1.	Financial Statements and Supplementary Data. The following consolidated financial statements of the Company were included in Item 8 of the Original Filing of this report:
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets	38
	Consolidated Statements of Income	39
	Consolidated Statements of Comprehensive Income	40
	Consolidated Statements of Stockholders’ Equity	41
	Consolidated Statements of Cash Flows	42
	Notes to Consolidated Financial Statements	43
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

21.1**	List of Subsidiaries
23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101**
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 (v) Consolidated Cash Flow Statements for the years ended December 31, 2013, 2012 and 2011 (vi) the Notes to the Consolidated Financial Statements.  (3)

*	Incorporated by reference to Exhibits filed with Registration Statement #333-134145 filed by Allegiant Travel Company with the Commission and amendments thereto.
**	Previously filed as part of the Original Filing.

(1)	Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on April 30, 2014.

Allegiant Travel Company

By:	/s/ Scott Sheldon
Scott Sheldon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	April 30, 2014
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	April 30, 2014
Scott Sheldon	(Principal Financial and Accounting Officer)

	Director	April , 2014
Montie Brewer

*	Director	April 30, 2014
Gary Ellmer

*	Director	April 30, 2014
Andrew C. Levy

*	Director	April 30, 2014
Linda Marvin

	Director	April , 2014
Charles W. Pollard

	Director	April , 2014
John Redmond

* By /s/ Scott Sheldon
Scott Sheldon, Attorney in Fact