Form 10-K/A
period 2013-12-31
Allegiant Travel CO
filed 2014-05-02
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXHIBIT INDEX IS LOCATED ON PAGE 14.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (the “Original Filing”), as amended by Amendment No. 1 filed on April 30, 2014 (“Amendment No. 1”). We are filing this Amendment to correct the inadvertent omission of certain information from the Summary Compensation Table and table of Plan-Based Awards and to make corresponding conforming changes to the Executive Compensation disclosures. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing or Amendment No. 1. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in Amendment No. 1 or this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Allegiant Travel Company. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

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

Name & Principal Position	Base Salary	Cash Bonus	Long-term Incentive	All other compensation
Maurice J. Gallagher, Jr., Chairman and Chief Executive Officer	—	—	88%	12%
Andrew C. Levy, Chief Operating Officer, Director, President	7%	17%	75%	1%
Scott Sheldon, Senior Vice President and Chief Financial Officer	16%	40%	42%	2%
Jude I. Bricker, Senior Vice President, Planning	16%	40%	42%	2%
Scott M. Allard, Chief Information Officer	17%	37%	44%	2%

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

     In March 2014, we granted equity awards, consisting of restricted stock and stock options, to our named executive officers as part of their 2013 compensation package.  As all of these equity awards provide for a three-year vesting period, the compensation to the executive officers remains at risk subject to their continuing employment with us.  In the case of equity awards constituting a portion of the incentive compensation for all of our officers for 2013, 40% to 50% of the value of the equity awards was granted in the form of stock options, the entire value of which is at risk since the value of these equity grants will be based on appreciation in our stock price.  This further aligns our officers’ interests with the objective of increasing value to our stockholders.

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

($ in thousands except per share amounts)	2011	2012	2013
Total Compensation (1)
CEO	$500	$755	$568
President	$1,515	$1,911	$ 5,207 (2)
Operating Income	$85,444	$132,304	$154,737
Operating Margin	11.0%	14.6%	15.5%
Fully diluted earnings per share	$2.57	$4.06	$4.82
Stock Price at end of year	$53.34	$73.41	$105.44
Market Capitalization at end of year (3)	$1,017,802	$1,419,457	$1,960,662
Dollars Returned to Stockholders:
Cash Dividends (4)	$—	$38,602	$41,787
Stock Repurchases	$1,493	$3,981	$83,462
Total Stockholder Return (5)	8.3%	41.4%	46.7%

(1)	Compensation shown is total compensation from Summary Compensation Table, including equity compensation valued as specified in the footnotes for such Table.

(2)	Includes equity grants with a value of approximately $3,000,000 issued to Mr. Levy at the time of his entry into a four-year employment agreement in February 2013.

(3)	Market capitalization equals total number of shares outstanding multiplied by the closing stock price on the last day of the year.

(4)	Cash dividends for 2013 include dividends declared in November 2013 and paid in January 2014.

(5)	Increase in stock price over prior year end plus per share cash dividends declared during the year as a percentage of the per share price at the beginning of the year.

Compensation of Named Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2013, 2012 and 2011 to our named executive officers:

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)(2)	Option/SAR Awards ($) (3)	All Other Compensation (4)	Total
Maurice J. Gallagher, Jr.	2013	—	$—	$250,000	$250,100	$67,995	$568,095
Chief Executive Officer	2012	—	200,000	265,437	264,533	25,236	755,206
	2011	—	—	500,000	—	—	500,000

Andrew C. Levy (5)	2013	339,917	900,000	1,950,000	1,947,100	70,025	5,207,042
President and Chief Operating Officer	2012	285,000	775,000	411,368	410,032	29,510	1,910,910
	2011	285,000	615,000	615,020	—	—	1,515,020

Scott Sheldon	2013	195,000	470,000	300,100	200,100	22,653	1,187,853
Senior Vice President, Chief	2012	187,500	425,000	270,722	179,891	23,025	1,086,138
Financial Officer and Principal Accounting Officer	2011	175,000	300,000	300,000	—	—	775,000

Jude I. Bricker (6)	2013	188,712	470,000	300,100	200,100	26,159	1,185,071
Senior Vice President, Planning	2012	165,625	425,000	449,462	179,891	23,703	1,243,681

Scott M. Allard (7)	2013	193,428	425,000	300,100	200,100	23,979	1,142,607
Senior Vice President, Chief	2012	190,000	425,000	270,722	179,891	24,476	1,090,089
Information Officer	2011	155,532	230,000	722,300	—	—	1,107,832

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

Grants of Plan-Based Awards in 2013

The following table describes grants of plan-based awards to our named executive officers during 2013:

Name	Grant date	Stock awards: number of shares of stock (1) (#)	Option/SAR awards: number of securities underlying options (#)	Exercise or base price of option/SAR awards ($/sh)	Grant date fair value (2) of stock awards $
Maurice J. Gallagher, Jr.	3/8/2013 (3)	3,114			$265,437
Maurice J. Gallagher, Jr.	3/8/2013 (3)		12,645	85.24	264,533
Andrew C. Levy	2/26/2013	18,682			1,500,000
Andrew C. Levy	2/26/2013		75,796	80.29	1,497,000
Andrew C. Levy	3/8/2013 (3)	4,826			411,368
Andrew C. Levy	3/8/2013 (3)		19,600	85.24	410,032
Scott Sheldon	3/8/2013 (3)	3,176			270,722
Scott Sheldon	3/8/2013 (3)		8,599 (4)	$85.24	179,891
Jude I. Bricker	3/8/2013 (3)	3,176			270,722
Jude I. Bricker	3/8/2013 (3)		8,599 (4)	$85.24	179,891
Scott M. Allard	3/8/2013 (3)	3,176			270,722
Scott M. Allard	3/8/2013 (3)		8,599 (4)	$85.24	179,891

(1)	Grant of restricted stock.

(2)
As determined as set forth in Note 12 to our consolidated financial statements. Although the table above indicates the full grant date value of the awards, the restricted stock, stock option and SAR awards granted vest over a three-year period.

(3)	All equity grants on March 8, 2013 were part of 2012 compensation and are reflected as such in the summary compensation table.

(4)	Each of these awards consists of a grant of SARs which may only be settled in cash at the time of exercise.

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

The restricted stock, stock options and SARs granted to our executive officers in 2013 are subject to a three-year vesting schedule to encourage continued employment by the executive officers and the stock options and SARs have a five year term to provide incentives to create stock price appreciation over that period.

The grants of restricted stock, stock options and SARs in March 2013 are considered to be part of the compensation of our executive officers for 2012.  In March 2014, we granted to our executive officers shares of restricted stock and stock options as part of their 2013 compensation package.  The value of these grants is reflected in the summary compensation table above as part of each executive officer’s 2013 compensation.  The value of the equity grants in March 2013 is reflected in the summary compensation table above as part of each executive officer’s 2012 compensation.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on May 2, 2014.

Allegiant Travel Company

By:	/s/ Scott Sheldon
Scott Sheldon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 2 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	May 2, 2014
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	May 2, 2014
Scott Sheldon	(Principal Financial and Accounting Officer)

	Director	May , 2014
Montie Brewer

*	Director	May 2, 2014
Gary Ellmer

*	Director	May 2, 2014
Andrew C. Levy

*	Director	May 2, 2014
Linda Marvin

	Director	May , 2014
Charles W. Pollard

	Director	May , 2014
John Redmond

* By /s/ Scott Sheldon
Scott Sheldon, Attorney in Fact