Form 10-Q
period 2014-03-31
Allegiant Travel CO
filed 2014-05-09
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2014 was 17,907,363.

Allegiant Travel Company

Form 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$90,118	$97,711
Restricted cash	10,774	10,531
Short-term investments	254,769	253,378
Accounts receivable	18,651	16,857
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $1,997 and $1,702 at March 31, 2014 and December 31, 2013, respectively	17,642	19,428
Prepaid expenses	30,116	26,643
Deferred income taxes	3,503	4,206
Other current assets	1,350	1,167
Total current assets	426,923	429,921
Property and equipment, net	442,818	451,584
Restricted cash, net of current portion	305	305
Long-term investments	20,924	36,037
Investment in and advances to unconsolidated affiliates, net	2,138	1,655
Deposits and other assets	11,134	10,689
Total assets	$904,242	$930,191
Current liabilities:
Current maturities of long-term debt	$20,434	$20,237
Accounts payable	21,927	15,823
Accrued liabilities	51,488	87,203
Air traffic liability	209,114	167,388
Total current liabilities	302,963	290,651
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	208,905	214,063
Deferred income taxes	49,505	48,160
Total liabilities	561,373	552,874
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,143,224 and 22,036,893 shares issued; 17,907,911 and 18,544,248 shares outstanding, as of March 31, 2014 and December 31, 2013, respectively	22	22
Treasury stock, at cost, 4,235,313 and 3,492,645 shares at March 31, 2014 and December 31, 2013, respectively	(259,689)	(186,291)
Additional paid in capital	214,093	209,213
Accumulated other comprehensive loss, net	(4)	(12)
Retained earnings	387,020	352,811
Total Allegiant Travel Company stockholders' equity	341,442	375,743
Noncontrolling interest	1,427	1,574
Total equity	342,869	377,317
Total liabilities and stockholders' equity	$904,242	$930,191

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUE:
Scheduled service revenue	$203,521	$179,933
Ancillary revenue:
Air-related charges	85,454	76,813
Third party products	10,629	10,717
Total ancillary revenue	96,083	87,530
Fixed fee contract revenue	2,646	5,187
Other revenue	274	309
Total operating revenue	302,524	272,959
OPERATING EXPENSES:
Aircraft fuel	108,949	108,491
Salary and benefits	46,439	41,162
Station operations	22,233	19,345
Maintenance and repairs	20,600	18,128
Sales and marketing	7,818	5,808
Aircraft lease rentals	9,429	303
Depreciation and amortization	18,431	16,892
Other	11,354	10,463
Total operating expenses	245,253	220,592
OPERATING INCOME	57,271	52,367
OTHER (INCOME) EXPENSE:
(Earnings) loss from unconsolidated affiliates, net	3	(38)
Interest income	(205)	(262)
Interest expense	3,128	2,188
Total other expense	2,926	1,888
INCOME BEFORE INCOME TAXES	54,345	50,479
PROVISION FOR INCOME TAXES	20,270	18,648
NET INCOME	34,075	31,831
Net loss attributable to noncontrolling interest	(147)	(101)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$34,222	$31,932
Earnings per share to common stockholders:
Basic	$1.87	$1.66
Diluted	$1.86	$1.65
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	18,166	19,081
Diluted	18,248	19,207

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$34,075	$31,831
Other comprehensive income:
Unrealized gain on available-for-sale securities	13	83
Income tax expense related to unrealized gain or loss on available-for-sale securities	(5)	(31)
Total other comprehensive income	8	52
Total comprehensive income	34,083	31,883
Comprehensive loss attributable to noncontrolling interest	(147)	(101)
Comprehensive income attributable to Allegiant Travel Company	$34,230	$31,984

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$34,075	$31,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,431	16,892
Loss on aircraft and other equipment disposals	1,350	1,315
Provision for obsolescence of expendable parts, supplies and fuel	295	180
Amortization of deferred financing costs and original issue discount	149	183
Stock-based compensation expense	2,189	2,309
Deferred income taxes	2,048	4,207
Excess tax benefits from stock-based compensation	(1,323)	(607)
Changes in certain assets and liabilities:
Restricted cash	(243)	(1,827)
Accounts receivable	(1,794)	4,019
Expendable parts, supplies and fuel	1,491	2,748
Prepaid expenses	(3,473)	(2,287)
Other current assets	(183)	420
Accounts payable	7,427	5,123
Accrued liabilities	5,200	5,331
Air traffic liability	41,726	37,987
Net cash provided by operating activities	107,365	107,824
INVESTING ACTIVITIES:
Purchase of investment securities	(66,086)	(147,591)
Proceeds from maturities and sale of investment securities	79,802	95,627
Purchase of property and equipment, including pre-delivery deposits	(11,070)	(13,097)
Interest during refurbishment of aircraft	—	(123)
Proceeds from sale of property and equipment	55	243
Investment in unconsolidated affiliates, net	(483)	(709)
Change in deposits and other assets	(272)	10,187
Net cash provided by (used in) investing activities	1,946	(55,463)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(41,787)	—
Excess tax benefits from stock-based compensation	1,323	607
Proceeds from exercise of stock options and stock-settled SARs	2,240	189
Repurchase of common stock	(73,397)	(23,180)
Principal payments on long-term debt	(4,987)	(2,877)
Payments for deferred financing costs	(296)	—
Payments for sale of ownership interest in subsidiary	—	(50)
Net cash used in financing activities	(116,904)	(25,311)
Net change in cash and cash equivalents	(7,593)	27,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,711	89,557
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,118	$116,607
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$—	$56
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

These unaudited consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. As of March 31, 2014, all of the Company’s long-term investments consisted of government debt securities and municipal debt securities with contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of March 31, 2014				As of December 31, 2013
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$239	$—	$—	$239	$20,172	$—	$—	$20,172
Certificates of deposit	10,014	—	(4)	10,010	—	—	—	—
Commercial paper	77,790	8	(2)	77,796	75,905	8	(2)	75,911
Municipal debt securities	139,159	23	(1)	139,181	181,870	17	(19)	181,868
Government debt securities	10,003	—	—	10,003	10,008	—	—	10,008
Corporate debt securities	39,073	—	(28)	39,045	45,150	—	(16)	45,134
Total	$276,278	$31	$(35)	$276,274	$333,105	$25	$(37)	$333,093

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense.  The Company had minimal realized losses for the three-months ended March 31, 2014 and 2013.

Note 3 — Long-Term Debt

Long-term debt consisted of the following:

	As of March 31, 2014	As of December 31, 2013
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	$120,944	$121,230
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	46,450	48,000
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,884	9,953
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	43,575	45,775
Note payable, secured by aircraft, interest at 4.65%, due July 2016	8,486	9,342
Total long-term debt	229,339	234,300
Less current maturities	20,434	20,237
Long-term debt, net of current maturities	$208,905	$214,063

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

As of March 31,2014, the Company is in compliance with all covenants under the Term Loan and no events occurred which would have required any prepayment of the debt.

In April 2014, the Company prepaid in full the $120.9 million balance and accrued interest of $0.2 million of the Company's Term Loan. See Note 9 — Subsequent Events for additional information related to the Term Loan repayment.

Other

In April 2014, the Company borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at LIBOR plus 2.95 percent and is payable in monthly installments through April 2018.

In September 2013, the Company borrowed $48,000 under a modified loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the modified loan agreement bear interest at 3.99 percent per annum and are payable in monthly installments through October 2018.

In October 2013, the Company borrowed $10,000 under a loan agreement secured by real estate purchased for the Company's headquarter offices in the second quarter of 2013. The note payable issued under the loan agreement bears interest at 2.86 percent per annum and is payable in monthly installments through October 2018 when a balloon payment is due.

In November 2013, the Company borrowed $48,000 under a loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the loan agreement bear interest at LIBOR plus 2.46 percent per annum and are payable in monthly installments through November 2019.

In June 2012, the Company borrowed $14,000 under loan agreements secured by two Boeing 757-200 aircraft purchased in the first half of 2012. The note payable issued under the loan agreements bears interest at 4.65 percent per annum and is payable in monthly installments through July 2016. In April 2014, the Company prepaid the portion of the note relating to one Boeing 757-200 aircraft in the amount of $4.1 million. Currently, only one Boeing 757-200 remains encumbered under this loan agreement. See Note 9 — Subsequent Events.

Note 4 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. During the three months ended March 31, 2014, the Company repurchased 730,162 shares through open market purchases at an average price of $98.82 per share for a total expenditure of $72,157. During the three months ended March 31, 2013, the Company repurchased 284,283 shares through open market purchases at an average price of $78.15 per share for a total expenditure of $22,218.  After an increase in repurchase authority approved in February 2014, the Company had $67,657 in unused stock repurchase authority remaining as of March 31, 2014.

On November 14, 2013, the Company’s Board of Directors declared a special cash dividend of $2.25 per share on its outstanding common stock payable to stockholders of record on December 13, 2013.  On January 3, 2014, the Company paid cash dividends of $41,787 to these stockholders.

Note 5 — Fair Value Measurements

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

Assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$239	$239	$—	$—
Municipal debt securities	342	—	342	—
Total cash equivalents	581	239	342	—
Short-term investments
Certificates of deposit	10,010	—	10,010	—
Commercial paper	77,796	—	77,796	—
Municipal debt securities	117,915	—	117,915	—
Corporate debt securities	39,045	—	39,045	—
Government debt securities	10,003	—	10,003	—
Total short-term investments	254,769	—	254,769	—
Long-term investments
Municipal debt securities	20,924	—	20,924	—
Total long-term investments	20,924	—	20,924	—
Total investment securities	$276,274	$239	$276,035	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,172	$20,172	$—	$—
Municipal debt securities	23,506	—	23,506	—
Total cash equivalents	43,678	20,172	23,506	—
Short-term investments
Commercial paper	75,911	—	75,911	—
Municipal debt securities	122,325	—	122,325	—
Corporate debt securities	45,134	—	45,134	—
Government debt securities	10,008	—	10,008	—
Total short-term investments	253,378	—	253,378	—
Long-term investments
Municipal debt securities	36,037	—	36,037	—
Total long-term investments	36,037	—	36,037	—
Total investment securities	$333,093	$20,172	$312,921	$—

There were no significant transfers between Level 1 and Level 2 assets for the three months ended March 31, 2014 or during the year ended December 31, 2013.

The Company has determined the estimated fair value of its debt to be Level 3 as certain inputs used are unobservable. The fair value of the Company's debt was estimated using either indicative pricing from market information or the discounted amount of future cash flows. The discounted cash flows use the current rates available to the Company for debt of the same remaining maturities and consideration of default and credit risk. As of March 31, 2014, the estimated fair value and the carrying value of its debt, including current maturities were $218,542 and $229,339, respectively. As of December 31, 2013, the estimated fair value and the carrying value of its debt, including current maturities were $224,850 and $234,300, respectively.

Note 6 — Income Taxes

For the three months ended March 31, 2014, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at March 31, 2014.

Note 7 — Earnings per Share

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

For the three months ended March 31, 2014 and March 31, 2013, the second method which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below are in thousands):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income attributable to Allegiant Travel Company	$34,222	$31,932
Less: Net income allocated to participating securities	(254)	(216)
Net income attributable to common stock	$33,968	$31,716
Net income per share, basic	$1.87	$1.66
Weighted-average shares outstanding	18,166	19,081
Diluted:
Net income attributable to Allegiant Travel Company	$34,222	$31,932
Less: Net income allocated to participating securities	(253)	(214)
Net income attributable to common stock	$33,969	$31,718
Net income per share, diluted	$1.86	$1.65
Weighted-average shares outstanding	18,166	19,081
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	121	172
Adjusted weighted-average shares outstanding under treasury stock method	18,287	19,253
Participating securities excluded under two-class method	(39)	(46)
Adjusted weighted-average shares outstanding under two-class method	18,248	19,207

Note 8 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In August 2013, the Company entered into purchase agreements for two Airbus A320 series aircraft. As of March 31, 2014, the contractual obligations for these two aircraft were $23.4 million to be paid in 2014 upon taking ownership of the aircraft.

In August 2012, the Company entered into lease agreements for nine used Airbus A319 aircraft with expected deliveries through the third quarter of 2015. As of March 31, 2014, two of these leased Airbus A319 aircraft were inducted into revenue service. The Company expects to take possession of the remaining aircraft under these lease agreements in 2014 and 2015.

Note 9 — Subsequent Events

In April 2014, the Company borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at a floating rate based on LIBOR and is payable in monthly installments through April 2018. The proceeds along with internally generated funds were used to prepay in full the $120.9 million balance and accrued interest of $0.2 million of the Company's Term Loan originally due March 2017.
Additionally, in April 2014, the Company prepaid the portion of the note payable related to one Boeing 757-200 aircraft in the amount of $4.1 million originally due July 2016. Currently, only one Boeing 757-200 remains encumbered under this loan agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2014 and 2013. Also discussed is our financial position as of March 31, 2014 and December 31, 2013. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First quarter 2014 results

In April 2014, we prepaid in full the $120.9 million balance and accrued interest of $0.2 million of our Term Loan originally due March 2017. At the same time, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at LIBOR plus 2.95 percent and is payable in monthly installments through April 2018. As of May 1, 2014 our unrestricted cash balances and investment securities (short-term and long-term) are $285.4 million and our total debt, including current maturities, is $148.5 million.

During the first quarter of 2014, we achieved an 18.9 percent operating margin resulting in net income of $34.2 million on operating revenues of $302.5 million. Diluted earnings per share were $1.86 or 12.7 percent higher compared to diluted earnings per share of $1.65 for the same period in the prior year. Results for the first quarter of 2014 were driven by a 1.6 percent increase in scheduled passenger revenue available seat mile ("PRASM") on a 10.9 percent increase in scheduled passengers. These positive revenue trends were complimented by relatively flat fuel expense year-over-year despite a 5.7 percent increase in gallons consumed. Our fuel efficiency metrics continue to improve as we operated 10 Airbus A320 series aircraft and a full contingent of 53 166 seat MD-80 aircraft during the quarter.

Our total operating revenues in the first quarter of 2014 increased $29.6 million or 10.8 percent compared to the same period in the prior year. The first quarter of 2014 was our 16th consecutive quarter of year-over-year increases in total average fare, which increased 1.0 percent to $146.51 for the three months ended March 31, 2014.

Our operating expense per ASM ("CASM") increased 1.0 percent from 10.20¢ for the three months ended March 31, 2013 to 10.30¢ for the same period of 2014. Fuel expense per ASM continued to decline into the first quarter with an 8.8 percent decrease year-over-year. Fuel efficiency, as defined as ASMs per gallon, increased 4.0 percent to 70.0 ASMs per gallon for the three months ended March 31, 2014 compared to the same period in 2013. These results were driven by operating 10 Airbus A320 series aircraft during the quarter, which are approximately 25 percent more fuel efficient on a per block hour basis than the MD-80 aircraft. CASM, excluding fuel, increased 10.4 percent due to $12 million in nonrecurring expenses resulting from delays in training and crew availability, which impacted our ability to fly our published schedule. The additional costs we incurred were related to aircraft sub service, labor inefficiencies, crew training, and displacement costs.

As of March 31, 2014, we had $365.8 million in unrestricted cash and investment securities. Our liquidity position continues to provide us with opportunities to return excess capital to shareholders and invest in strategic corporate initiatives, fleet growth, and our IT infrastructure. Our capital expenditures totaled $11.1 million during the first quarter 2014 and we continue to repurchase shares under our share repurchase program. During the quarter, we repurchased 730,162 shares at an average price of $98.82 per share for a total expenditure of $72.2 million.

Aircraft

Operating Fleet

As of March 31, 2014, our total aircraft in service consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, three Airbus A319 aircraft, and seven Airbus A320 aircraft. During the first quarter of 2014, we placed two owned Airbus A320 aircraft and returned two MD-80 aircraft out of temporary storage into revenue service. The two MD-80 aircraft were reconfigured to 166 seats prior to being replaced into revenue service. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of March 31, 2014			As of December 31, 2013			March 31, 2013
	Own	Lease	Total	Own (b)	Lease	Total	Own (b)	Lease	Total
MD82/83/88s (a)	53	—	53	52	—	52	56	—	56
MD87s (c)	—	—	—	—	—	—	1	—	1
B757-200	6	—	6	6	—	6	6	—	6
A319	1	2	3	1	2	3	—	1	1
A320	7	—	7	5	—	5	—	—	—
Total	67	2	69	64	2	66	63	1	64

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: March 31, 2014 – 53; December 31, 2013 – 51; March 31, 2013 – 51.
(b)	Does not include aircraft owned, but not added to our operating fleet or temporarily stored as of the date indicated.
(c)	Used almost exclusively for fixed fee flying.

Airbus Aircraft

In August 2013, we entered into purchase agreements for two Airbus A320 aircraft. We expect to acquire these two Airbus A320 aircraft in the fourth quarter of 2014 and place them in revenue service in 2015.

In August 2012, we entered into lease agreements for nine Airbus A319 aircraft with expected deliveries through the third quarter of 2015.  As of March 31, 2014, we have two of these leased Airbus A319 aircraft in revenue service. We expect to take possession of the remaining aircraft under these lease agreements in 2014 and 2015.

Fleet Plan

The following table provides the expected number of operating aircraft in service at the end of the respective quarters:

	June 30, 2014	September 30, 2014	December 31, 2014
MD-80 (166 seats)	53	53	53
B757-200	6	6	6
A319	3	3	4
A320	7	7	7
Total	69	69	70

Network

On March 31, 2014, we offered scheduled service on 227 routes into 14 leisure destinations. On March 31, 2014, we served 86 small cities in 39 states (including small cities and destinations) in our route network.  Network changes during the second quarter included the addition of a new seasonal base in Myrtle Beach, SC starting May 2014.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of March 31, 2014	As of December 31, 2013	March 31, 2013
Leisure destinations	14	14	13
Small cities served	86	86	75
Total cities served	100	100	88
Total routes	227	226	198

Trends and Uncertainties

Fuel cost volatility has significantly impacted our operating results in prior years but crude oil prices stabilized during 2013 and remained largely unchanged in the first quarter of 2014. Our system average fuel cost per gallon decreased from $3.37 for the first quarter of 2013 to $3.20 for the same period of 2014. Our fuel cost per ASM declined 8.8 percent from 5.02¢ in first quarter 2013 to 4.58¢ in 2014 due to a 4.0 percent increase in ASMs per gallon. We added additional capacity over which we spread our fuel cost with the introduction of larger (177 seats) used A320 series Airbus aircraft into our operating fleet and additional seats from the completion of our MD-80 seat reconfiguration program. Fuel costs in the long-term remain uncertain and fuel cost volatility could materially affect our future operating costs.
    During the first quarter 2014, we placed two A320 series Airbus aircraft and returned two remaining MD-80 aircraft out of temporary storage into revenue service. In addition, we completed the reconfiguration of our Boeing 757 fleet from 223 seats to 215 seats and installed six Giant Seats per aircraft which will provide additional ancillary revenue opportunities. We expect our MD-80 aircraft fleet to remain at 53 aircraft during 2014. We believe our six Boeing 757-200 aircraft, our MD-80 aircraft fleet, and the purchase and acquisition of used Airbus A320 series aircraft under contract will meet our aircraft needs to support our planned growth through 2015.
Our network grew from 198 routes as of March 31, 2013, to 227 routes at March 31, 2014. We announced 12 new routes to begin operation in the second quarter 2014. We expect to continue to aggressively manage capacity in our markets in an attempt to maximize profitability. TRASM improved to 12.87¢ in the first quarter of 2014 compared to 12.79¢ for the same period in 2013, primarily due to continued strength in our base fare. CASM, excluding fuel, rose by 10.4 percent due to $12 million in nonrecurring expenses related to aircraft sub service, labor inefficiencies, elevated crew training and crew displacement costs. Currently, we do not anticipate these additional costs to extend past June 2014. We continue to focus on operating a higher percentage of our flights during peak windows and a lower percentage of flights during off-peak windows. We believe this approach with our planned departure and ASM growth, primarily in our Florida markets, will contribute to the achievement of our profitability goals in the current operating environment.

We have three employee groups which have voted for union representation: pilots, flight attendants, and flight dispatchers. These three employee groups make up approximately 50 percent of our total employee base. We are currently in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups. Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	36.0	39.7
Salaries and benefits	15.4	15.1
Station operations	7.3	7.1
Maintenance and repairs	6.8	6.6
Sales and marketing	2.6	2.1
Aircraft lease rentals	3.1	0.1
Depreciation and amortization	6.1	6.2
Other	3.8	3.9
Total operating expenses	81.1%	80.8%
Operating margin	18.9%	19.2%

 Operating Revenue

Our operating revenue increased 10.8 percent to $302.5 million for the three months ended March 31, 2014, up from $273.0 million for the same period of 2013 primarily due to a 13.1 percent increase in scheduled service revenue and a 9.8 percent increase in ancillary revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 10.9 percent increase in scheduled service passengers and a 1.0 percent increase in our total average fare per passenger from $144.99 to $146.51.
Scheduled service revenue. Scheduled service revenue increased 13.1 percent to $203.5 million for the three months ended March 31, 2014, up from $179.9 million in the same period of 2013. The increase was driven by a 10.9 percent increase in the number of scheduled service passengers and a 2.0 percent increase in the scheduled service average fare. Passenger growth was attributable to an 11.5 percent increase in the number of scheduled service departures while the average number of passengers per departure and scheduled service seats per departure remained relatively unchanged for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Ancillary revenue. Ancillary revenue increased 9.8 percent to $96.1 million for the three months ended March 31, 2014, up from $87.5 million in the same period of 2013, primarily driven by 10.9 percent increase in scheduled service passengers. Our air-related ancillary revenue per scheduled service passenger increased $0.15 primarily attributable to an increase in charges for bags and charges for trip-flex fees resulting from the implementation of a new carry-on bag fee and new change fee polices. In addition, the completion of our MD-80 seat reconfiguration program allowed us to sell additional assigned seats on these aircraft which resulted in increases assigned seats sales. The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Air-related charges	$41.79	$41.64	0.4%
Third party products	5.20	5.81	(10.5)%
Total ancillary revenue per scheduled service passenger	$46.99	$47.45	(1.0)%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended March 31,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$35,739	$34,327	4.1%
Cost of goods sold	(24,651)	(22,962)	7.4%
Transaction costs (a)	(458)	(648)	(29.3)%
Ancillary revenue - third party products	$10,630	$10,717	(0.8)%
As percent of gross ancillary revenue - third party	29.7%	31.2%	(1.5) pp
Hotel room nights	143,760	156,466	(8.1)%
Rental car days	281,311	250,099	12.5%

(a) Includes payment expenses and travel agency commissions.

During the three months ended March 31, 2014, we generated gross revenue of $35.7 million from the sale of third party products, which resulted in net revenue of $10.6 million. Net third party products revenue decreased 0.8 percent primarily due to the reduction of hotel room nights partially offset by an increase in the sale of rental car days. The 12.5 percent increase in rental car days sold was driven by an increase in scheduled service passengers to those markets where a higher percentage of rental car days are typically sold, such as Florida and Phoenix. The reduction in hotel rooms was primarily from the impact of certain promotions in the prior year which have been phased out, such as offering an air discount tied to hotel sales. Additionally, our previous pre-purchase agreement for discounted rooms in Las Vegas concluded in the third quarter of 2013 and was renewed with rates which are not as attractive as the prior deal due to the improved Las Vegas hotel market.
Fixed fee contract revenue. Fixed fee contract revenue decreased 49.0 percent to $2.6 million for the three months ended March 31, 2014, from $5.2 million in the same period of 2013. The decrease was driven by a 39.1 percent reduction in fixed fee block hours flown, primarily due to lack of crew availability for NCAA March Madness flying.
Other revenue. Other revenue of $0.3 million for the three months ended March 31, 2014 remained flat compared to the same period of 2013 and was generated primarily from in-flight media advertising.
Operating Expenses

Our operating expenses increased 11.2 percent to $245.3 million for the three months ended March 31, 2014 compared to $220.6 million in the same period of 2013. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Aircraft fuel	$52.56	$57.70	(8.9)%
Salary and benefits	22.40	21.89	2.3
Station operations	10.73	10.29	4.3
Maintenance and repairs	9.94	9.64	3.1
Sales and marketing	3.77	3.09	22.0
Aircraft lease rentals	4.55	0.16	NM*
Depreciation and amortization	8.89	8.98	(1.0)
Other	5.48	5.56	(1.4)
Operating expense per passenger	$118.32	$117.31	0.9%
Operating expense per passenger, excluding fuel	$65.76	$59.62	10.3%
 * NM - not meaningful

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

	Three Months Ended March 31,				Percentage
	2014		2013		Change
Aircraft fuel	4.58	¢	5.02	¢	(8.8)%
Salary and benefits	1.95		1.90		2.6
Station operations	0.93		0.89		4.5
Maintenance and repairs	0.87		0.84		3.6
Sales and marketing	0.33		0.27		22.2
Aircraft lease rentals	0.40		0.01		NM*
Depreciation and amortization	0.77		0.78		(1.3)
Other	0.47		0.49		(4.1)
Operating expense per ASM (CASM)	10.30	¢	10.20	¢	1.0%
CASM, excluding fuel	5.72	¢	5.18	¢	10.4%
* NM - not meaningful

Our overall cost per passenger and cost per ASM were relatively flat for the three months ended March 31, 2014 compared to the same period in the prior year as decreases in the fuel expense per passenger and per ASM were offset by increases in the per passenger and per ASM costs in other line items.

Aircraft fuel expense. Aircraft fuel expense was relatively flat at $108.9 million for the three months ended March 31, 2014 compared to $108.5 million in the same period of 2013. A 5.7 percent increase in total system gallons consumed was offset by a 5.0 percent decrease in our average fuel cost per gallon from $3.37 to $3.20. The increase in gallons consumed is attributable to a 9.4 percent increase in total system departures offset by improved fuel efficiency. Fuel efficiency increased predominantly from the introduction of used A320 series Airbus aircraft into our operating fleet.
Salary and benefits expense. Salary and benefits expense increased 12.8 percent to $46.4 million for the three months ended March 31, 2014 up from $41.2 million in the same period of 2013. The increase is primarily attributable to a 13.1 percent increase in the number of full-time equivalent employees. Headcount growth was mostly attributable to flight crews to support a 7.3 percent increase in average number of aircraft in revenue service year over year and flight operations and maintenance staff to support increasing Airbus A320 series aircraft operations.
Station operations expense. Station operations expense increased 14.9 percent to $22.2 million for the three months ended March 31, 2014 compared to $19.3 million in the same period of 2013. The increase was primarily attributable to increased fees at several airports where we operate in addition to our 9.4 percent increase in total system departures. We continue to experience cost pressures in the major destinations we service, primarily in Las Vegas, where we have limited ability to reduce costs.

Maintenance and repairs expense. Maintenance and repairs expense increased 13.6 percent to $20.6 million for the three months ended March 31, 2014 compared to $18.1 million in the same period of 2013. The increase was primarily attributable to a 7.3 percent increase in average operating fleet size and a larger number of heavy maintenance events during the quarter. During the three months ended March 31, 2014, we had 17 heavy maintenance events compared to 12 for the same period in 2013. During the three months ended March 31, 2014, our maintenance expense per aircraft per month was approximately $101 thousand compared to $95 thousand in the same period last year.
Sales and marketing expense. Sales and marketing expense increased 34.6 percent to $7.8 million for the three months ended March 31, 2014, compared to $5.8 million in the same period of 2013, due to a combination of increased credit card interchange fees and advertising expenses to launch 12 new routes to begin operation in the second quarter of 2014.
Aircraft lease rentals expense. We had $9.4 million in aircraft lease rentals expense for the three months ended March 31, 2014 and $0.3 million in the same period of 2013. During the three months ended March 31, 2014, we operated two Airbus

A319 aircraft under operating leases and incurred $7.6 million in contracting for sub-service flying needed due to crew shortages.

Depreciation and amortization expense. Depreciation and amortization expense increased 9.1 percent to $18.4 million for the three months ended March 31, 2014, compared to $16.9 million in the same period of 2013. The increase was driven by eight incremental owned Airbus aircraft in our revenue service fleet year-over-year and the amortization of capitalized IT infrastructure costs. Our average number of owned aircraft in service was 67.9 for the three months ended March 31, 2014 compared to 63.3 for same period in 2013.
Other expense. Other expense increased 8.5 percent to $11.4 million for the three months ended March 31, 2014 from $10.5 million for the same period of 2013. The increase was primarily attributable to flight operations training costs driven by a 7.3 percent increase in average operating fleet size, non-capitalized IT development costs, and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased 55.0 percent to $2.9 million for the three months ended March 31, 2014 to $1.9 million for the same period in 2013. The increase is due to additional interest expense from increased borrowings.

Income Tax Expense

Our effective income tax rate was 37.3 percent for the three months ended March 31, 2014 compared to 36.9 percent for the same period of 2013. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

 Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent
	2014	2013	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,072,720	1,880,341	10.2
Revenue passenger miles (RPMs) (thousands)	2,081,501	1,908,075	9.1
Available seat miles (ASMs) (thousands)	2,381,139	2,163,145	10.1
Load factor	87.4%	88.2%	(0.8)
Operating revenue per ASM (RASM)** (cents)	12.71	12.62	0.7
Operating expense per ASM (CASM) (cents)	10.30	10.20	1.0
Fuel expense per ASM (cents)	4.58	5.02	(8.8)
Operating CASM, excluding fuel (cents)	5.72	5.18	10.4
Operating expense per passenger	$118.32	$117.31	0.9
Fuel expense per passenger	$52.56	$57.70	(8.9)
Operating expense per passenger, excluding fuel	$65.76	$59.62	10.3
ASMs per gallon of fuel	70.0	67.3	4.0
Departures	14,501	13,254	9.4
Block hours	36,348	33,784	7.6
Average stage length (miles)	960	956	0.4
Average number of operating aircraft during period	67.9	63.3	7.3
Average block hours per aircraft per day	5.8	5.9	(1.7)
Full-time equivalent employees at end of period	2,130	1,884	13.1
Fuel gallons consumed (thousands)	34,002	32,160	5.7
Average fuel cost per gallon	$3.20	$3.37	(5.0)

Scheduled service statistics:
Passengers	2,045,028	1,844,658	10.9
Revenue passenger miles (RPMs) (thousands)	2,059,188	1,879,027	9.6
Available seat miles (ASMs) (thousands)	2,327,935	2,091,451	11.3
Load factor	88.5%	89.8%	(1.3)
Departures	13,935	12,498	11.5
Average passengers per departure	147	148	(0.7)
Scheduled service seats per departure	168.5	167.7	0.5
Block hours	35,385	32,399	9.2
Yield (cents)	9.88	9.58	3.1
Scheduled service revenue per ASM (PRASM) (cents)	8.74	8.60	1.6
Total ancillary revenue per ASM** (cents)	4.13	4.19	(1.4)
Total scheduled service revenue per ASM (TRASM)** (cents)	12.87	12.79	0.6
Average fare — scheduled service	$99.52	$97.54	2.0
Average fare — ancillary air-related charges	$41.79	$41.64	0.4
Average fare — ancillary third party products	$5.20	$5.81	(10.5)
Average fare — total	$146.51	$144.99	1.0
Average stage length (miles)	977	978	(0.1)
Fuel gallons consumed (thousands)	33,207	31,025	7.0
Average fuel cost per gallon	$3.23	$3.41	(5.3)
Percent of sales through website during period	94.3%	94.1%	0.2

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $397.7 million at December 31, 2013 to $376.6 million at March 31, 2014. Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us.  The prepayments are escrowed until the flight is completed.  Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability.  Our restricted cash balance remained relatively unchanged at $10.8 million as of March 31, 2014 compared to $10.5 million at December 31, 2013.

In April 2014, we prepaid in full the $120.9 million balance and accrued interest of $0.2 million of our Term Loan originally due March 2017. At the same time, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at LIBOR plus 2.95 percent and is payable in monthly installments through April 2018. Additionally, in April 2014, we prepaid a portion of a note payable in the amount of $4.1 million originally due June 2016. As of May 1, 2014, our unrestricted cash balances and investment securities (short-term and long-term) are $285.4 million and our total debt, including current maturities, is $148.5 million.

During the first three months of 2014, our primary source of funds was $107.4 million generated by our operations. Our operating cash flows have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and substantially maintain our cash position, while meeting our short-term obligations. During the first quarter of 2014, we paid $41.8 million in the form of a cash dividend to our shareholders and repurchased $73.4 million in stock. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements, along with our future aircraft operating lease obligations. We believe we have more than adequate liquidity resources through our operating cash flows and cash balances to meet our future contractual obligations. As we have done in the past, we consider raising funds through debt financing on an opportunistic basis from time to time.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2014, our operating activities provided $107.4 million of cash compared to $107.8 million during the same period of 2013. Operating cash inflows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased prior to the day on which travel is provided. The operating cash flows for the three months ended March 31, 2014 and 2013 were impacted primarily by our results of operations, adjusted for non-cash depreciation and amortization expense, as well as changes in air traffic liability, accounts receivable and accounts payable and with the increases in certain line items being offset by decreases in others. The increased amount of net income, as adjusted for non-cash depreciation and amortization expense, in the first three months of 2014 and a higher increase in air traffic liability for the period were offset by changes in other working capital line items.
Investing Activities. Cash provided from investing activities was $1.9 million for the three months ended March 31, 2014 compared to cash used of $55.5 million for the same period in 2013. During the three months ended March 31, 2014, our primary use of cash was for the purchase of property and equipment of $11.1 million while proceeds from the maturities of investment securities, net of purchases, of $13.7 million more than offset the cash outflows. For the three months ended March 31, 2013, our use of cash from investing activities resulted from our purchases of investment securities, net of maturities, of $52.0 million and purchases of property and equipment of $13.1 million offset by returns of deposits and changes in other assets.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2014 was $116.9 million, compared to $25.3 million of cash used in financing activities for the same period in 2013. During the three months ended March 31, 2014, the primary use of cash was for stock repurchases of $73.4 million and the cash dividend paid to shareholders of $41.8 million compared to $23.2 million of stock repurchases in the same period of 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies during the three months ended March 31, 2014.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 44.4 percent of our operating expenses for the three months ended March 31, 2014. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2014, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $10.7 million for the three months ended March 31, 2014. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at March 31, 2014, which totaled $90.1 million in cash and cash equivalents, $254.8 million of short-term investments and $20.9 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three months ended March 31, 2014 would have affected interest income from cash and investment securities by $0.8 million.

We had $120.9 million, including current maturities, of variable-rate debt as of March 31, 2014 from borrowings under our Term Loan. A hypothetical 100 basis point change in interest rates for the three months ended March 31, 2014 would not have affected interest expense associated with variable-rate debt as a result of the LIBOR floor under the Term Loan.

As of March 31, 2014 we also had $46.5 million, including current maturities, of variable-rate notes payable. A hypothetical 100 basis point change in interest rates for the three months ended March 31, 2014 would not have a material effect on interest expense associated with this variable-rate note payable.

In April 2014, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears 2.95 percent interest at a floating rate based on LIBOR and is payable in monthly installments through April 2018. A hypothetical 100 basis point change in interest rates would not have a material effect on interest expense associated with this variable-rate note payable.

We had $61.9 million, including current maturities, of fixed-rate debt as of March 31, 2014. A hypothetical 100 basis point change in market interest rates would not have a material effect on the fair value of our fixed-rate debt instruments as of March 31, 2014. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there have been no changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended March 31, 2014, we repurchased 730,162 shares under our share repurchase program authority, at an average cost of $98.82 per share, for a total expenditure of $72.2 million.  In addition, we had repurchases during the quarter from employees who received restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 2014	637	$102.94	None	$39,813,611
February 2014	435,334	$92.66	430,329	99,927,149
March 2014	306,697	107.58	299,833	67,656,712
Total	742,668	$98.83	730,162	$67,656,712

(1)
Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program. On February 28, 2014, our Board increased the remaining authority for stock repurchases to $100.0 million.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 9, 2014, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended March 31, 2014 and March 31, 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended March 31, 2014 and March 31, 2013, (iv) Consolidated Cash Flow Statements for the fiscal periods ended March 31, 2014 and March 31, 2013, and (v) the Notes to the Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: May 9, 2014	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer