Form 10-Q
period 2014-06-30
Allegiant Travel CO
filed 2014-08-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2014 was 17,859,361.

Allegiant Travel Company

Form 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$335,263	$97,711
Restricted cash	11,626	10,531
Short-term investments	212,982	253,378
Accounts receivable	20,456	16,857
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $2,315 and $1,702 at June 30, 2014 and December 31, 2013, respectively	18,805	19,428
Prepaid expenses	27,035	26,643
Deferred income taxes	4,039	4,206
Other current assets	4,255	1,167
Total current assets	634,461	429,921
Property and equipment, net	667,360	451,584
Restricted cash, net of current portion	305	305
Long-term investments	—	36,037
Investment in and advances to unconsolidated affiliates, net	3,956	1,655
Deposits and other assets	11,247	10,689
Total assets	$1,317,329	$930,191
Current liabilities:
Current maturities of long-term debt	$51,517	$20,237
Accounts payable	18,435	15,823
Accrued liabilities	52,858	87,203
Air traffic liability	192,594	167,388
Total current liabilities	315,404	290,651
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	567,898	214,063
Deferred income taxes	56,003	48,160
Total liabilities	939,305	552,874
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,144,250 and 22,036,893 shares issued; 17,908,161 and 18,544,248 shares outstanding, as of June 30, 2014 and December 31, 2013, respectively	22	22
Treasury stock, at cost, 4,236,089 and 3,492,645 shares at June 30, 2014 and December 31, 2013, respectively	(259,781)	(186,291)
Additional paid in capital	215,776	209,213
Accumulated other comprehensive gain (loss), net	193	(12)
Retained earnings	420,519	352,811
Total Allegiant Travel Company stockholders' equity	376,729	375,743
Noncontrolling interest	1,295	1,574
Total equity	378,024	377,317
Total liabilities and stockholders' equity	$1,317,329	$930,191

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUE:
Scheduled service revenue	$189,172	$165,301	$392,693	$345,234
Ancillary revenue:
Air-related charges	85,781	76,514	171,235	153,327
Third party products, net	9,657	10,370	20,287	21,087
Total ancillary revenue	95,438	86,884	191,522	174,414
Fixed fee contract revenue	2,963	3,095	5,610	8,282
Other revenue	2,968	566	3,241	875
Total operating revenue	290,541	255,846	593,066	528,805
OPERATING EXPENSES:
Aircraft fuel	104,495	97,076	213,444	205,567
Salary and benefits	47,297	39,654	93,736	80,816
Station operations	20,157	20,211	42,390	39,556
Maintenance and repairs	21,427	20,335	42,028	38,463
Sales and marketing	6,653	5,405	14,461	11,213
Aircraft lease rentals	1,903	1,365	11,332	1,668
Depreciation and amortization	19,750	17,892	38,181	34,784
Other	12,446	11,052	23,808	21,515
Total operating expenses	234,128	212,990	479,380	433,582
OPERATING INCOME	56,413	42,856	113,686	95,223
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(75)	(132)	(71)	(170)
Interest income	(234)	(216)	(439)	(478)
Interest expense	3,591	2,294	6,720	4,482
Total other expense	3,282	1,946	6,210	3,834
INCOME BEFORE INCOME TAXES	53,131	40,910	107,476	91,389
PROVISION FOR INCOME TAXES	19,764	15,223	40,034	33,871
NET INCOME	33,367	25,687	67,442	57,518
Net loss attributable to noncontrolling interest	(132)	(73)	(278)	(174)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$33,499	$25,760	$67,720	$57,692
Earnings per share to common stockholders:
Basic	$1.87	$1.35	$3.74	$3.01
Diluted	$1.86	$1.34	$3.72	$3.00
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	17,777	18,921	17,971	19,001
Diluted	17,865	19,041	18,055	19,119

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$33,367	$25,687	$67,442	$57,518
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	51	11	63	94
Income tax expense related to unrealized gain or loss on available-for-sale securities	(19)	(4)	(23)	(35)
Unrealized gain on derivative instrument, net	262	—	262	—
Income tax expense related to unrealized gain or loss on derivative activities	(97)	—	(97)	—
Total other comprehensive income	197	7	205	59
Total comprehensive income	33,564	25,694	67,647	57,577
Comprehensive loss attributable to noncontrolling interest	(132)	(73)	(278)	(174)
Comprehensive income attributable to Allegiant Travel Company	$33,696	$25,767	$67,925	$57,751

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$67,442	$57,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,181	34,784
Loss on aircraft and other equipment disposals	2,775	2,933
Provision for obsolescence of expendable parts, supplies and fuel	613	360
Amortization of deferred financing costs and original issue discount	2,679	366
Stock-based compensation expense	4,486	5,208
Deferred income taxes	8,010	2,921
Excess tax benefits from stock-based compensation	(1,411)	(1,158)
Changes in certain assets and liabilities:
Restricted cash	(1,095)	(293)
Accounts receivable	(3,599)	1,719
Expendable parts, supplies and fuel	10	241
Prepaid expenses	(2,892)	1,542
Other current assets	(3,088)	123
Accounts payable	4,023	4,071
Accrued liabilities	5,868	5,786
Air traffic liability	25,206	24,960
Net cash provided by operating activities	147,208	141,081
INVESTING ACTIVITIES:
Purchase of investment securities	(69,376)	(198,658)
Proceeds from maturities and sale of investment securities	146,001	156,982
Purchase of property and equipment, including pre-delivery deposits	(114,991)	(77,045)
Interest during refurbishment of aircraft	—	(123)
Proceeds from sale of property and equipment	219	401
Investment in unconsolidated affiliates, net	(2,301)	(906)
Change in deposits and other assets	3,915	10,227
Net cash used in investing activities	(36,533)	(109,122)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(41,787)	—
Excess tax benefits from stock-based compensation	1,411	1,158
Proceeds from exercise of stock options and stock-settled SARs	2,240	1,051
Proceeds from the issuance of long-term debt	385,300	—
Proceeds from sale of ownership interest in subsidiary	—	1,400
Repurchase of common stock	(73,490)	(32,955)
Principal payments on long-term debt	(142,478)	(5,791)
Payments for deferred financing costs	(4,319)	—
Net cash provided by (used in) financing activities	126,877	(35,137)
Net change in cash and cash equivalents	237,552	(3,178)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,711	89,557
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335,263	$86,379
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$—	$56
Long-term debt assumed for aircraft	$141,960	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands, except share and per share amounts)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

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

Use of estimates

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and at that time, can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in stockholders’ equity. Excluded from this table is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 7 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less and short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. Investment securities consisted of the following:

	As of June 30, 2014				As of December 31, 2013
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$7,674	$—	$—	$7,674	$20,172	$—	$—	$20,172
Certificates of deposit	10,027	1	—	10,028	—	—	—	—
Commercial paper	56,838	11	(8)	56,841	75,905	8	(2)	75,911
Municipal debt securities	125,272	30	—	125,302	181,870	17	(19)	181,868
Government debt securities	—	—	—	—	10,008	—	—	10,008
Corporate debt securities	25,634	1	(8)	25,627	45,150	—	(16)	45,134
Total	$225,445	$43	$(16)	$225,472	$333,105	$25	$(37)	$333,093

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses for the six months ended June 30, 2014 and 2013.

Note 3 — Property and Equipment

As of June 30, 2014, the Company owned 53 MD-80 aircraft, six Boeing 757-200 aircraft, seven Airbus A320 aircraft and 13 Airbus A319 aircraft.

Property and equipment consist of the following:

	As of June 30, 2014	As of December 31, 2013
Flight equipment	$870,187	$629,715
Ground property and equipment	84,793	73,638
Total property and equipment	954,980	703,353
Less accumulated depreciation and amortization	(287,620)	(251,769)
Property and equipment, net	$667,360	$451,584

In June 2014, the Company entered into separate agreements to acquire the ownership interests in 12 special purpose companies each owning one Airbus A320 series aircraft currently on lease to a European carrier until 2018. The purchase price for the special purpose companies was approximately $236.1 million, of which approximately $142.0 million was by assumption of debt secured by the aircraft with the remaining balance funded by cash. Refer to Note 4 - Long Term Debt for details on the assumed notes payable.

The Company performed a fair value assessment of the assumed debt and the in-place leases and determined both to be at fair value. Upon expiration of the current leases in 2018, the Company intends to bring these aircraft into its operating fleet. Currently, the Company recognizes lease revenue and incurs minimal administrative costs to maintain the leases during the term these Airbus A320 series aircraft are under lease. Lease revenue and administrative costs related to this transaction are reflected in the Company's results of operations. Additionally, interest expense and depreciation expense related to the assumed notes payable and asset ownership of the acquired Airbus A320 series aircraft since their acquisition in June 2014 are reflected in the Company’s results of operations.

The following table summarizes the Company's total aircraft fleet as of June 30, 2014:

Aircraft Type	Owned (1)	Leased	Total	Seating Capacity (per aircraft)	Average Age in Years
MD-88/83	53	—	53	166	24.6
B757-200	6	—	6	215	21.3
A319 (2), (3)	13	2	15	156	9.4
A320	7	—	7	177	13.7
Total aircraft	79	2	81

(1)	All of the Company's owned aircraft are encumbered. Refer to Note 4 - Long-Term Debt for further information on the Company's notes payable.
(2)	Includes aircraft owned though the acquisition of the ownership interests in twelve special purpose companies each owning one Airbus A319 aircraft.
(3)
Of the 13 Airbus A319 aircraft at June 30, 2014, one Airbus A319 aircraft is in revenue service and included in the Company's operating fleet and 12 Airbus A319 aircraft currently are on lease to a European carrier until 2018.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of June 30, 2014	As of December 31, 2013
5.50% Senior Notes, due July 2019	$300,000	$—
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	140,478	—
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	44,884	48,000
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	43,602	—
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	41,354	45,775
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	39,281	—
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,816	9,953
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	—	121,230
Note payable, secured by aircraft, interest at 4.65%, due July 2016	—	9,342
Total long-term debt	619,415	234,300
Less current maturities	51,517	20,237
Long-term debt, net of current maturities	$567,898	$214,063

Maturities of long-term debt, as of June 30, 2014, for the next five years and thereafter, in aggregate, are:

June 30, 2014
2014	$26,315
2015	53,879
2016	55,554
2017	57,323
2018	112,601
Thereafter	313,743
Total	$619,415

Senior Secured Term Loan Facility

In April 2014, the Company prepaid the remaining $121.1 million balance of its senior secured term loan facility (the "Term Loan") using available cash and proceeds from a $45.3 million loan closed simultaneously, collateralized by 53 MD-80 aircraft. The original maturity date of the Term Loan was March 2017 and it bore interest based on the London Interbank Offered Rate ("LIBOR") or prime rate with a LIBOR floor of 1.5 percent.

General Unsecured Senior Notes

In June 2014, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured obligations (the "Notes") which will mature in July 2019. The Notes constitute general unsecured senior obligations of the Company and rank equally in right of payment with all existing and future senior unsecured indebtedness and liabilities (including trade payables) of the Company. The Notes are effectively junior to the Company’s existing and future secured indebtedness. The Notes are guaranteed by all of the Company’s wholly-owned domestic subsidiaries and rank equally in right of payment with all existing and future unsecured indebtedness and liabilities (including trade payables) of the Company’s guarantor subsidiaries, but effectively junior to the guarantors’ existing and future secured indebtedness.

The Notes bear interest at a rate of 5.50 percent per year, payable in cash semi-annually, on January 15 and July 15 of each year, commencing on January 15, 2015, and will mature on July 15, 2019.

At any time, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, plus a “make-whole premium”. The occurrence of specific kinds of changes in control will be a triggering event requiring the Company to offer to purchase from the holders all or a portion of the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase.

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture.

Other

In June 2014, the Company assumed $142.0 million of debt in connection with the acquisition of 12 separate special purpose companies, each owning one Airbus A320 series aircraft. The notes payable assumed bear interest at LIBOR plus 3.08 percent and are payable in monthly installments through May 2018 when a balloon payment is due.

In May 2014, the Company borrowed $40.0 million secured by six Boeing 757-200 aircraft. The notes payable bear interest at LIBOR plus 2.95 percent and are payable in monthly installments through May 2018 when a balloon payment is due.

In April 2014, the Company borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at LIBOR plus 2.95 percent and is payable in monthly installments through April 2018 when a balloon payment is due.

In September 2013, the Company borrowed $48.0 million under a modified loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the modified loan agreement bear interest at 3.99 percent per annum and are payable in monthly installments through October 2018.

In October 2013, the Company borrowed $10.0 million under a loan agreement secured by real estate purchased for the Company's headquarter offices in the second quarter of 2013. The note payable issued under the loan agreement bears interest at 2.86 percent per annum and is payable in monthly installments through October 2018 when a balloon payment of $8.5 million is due.

In November 2013, the Company borrowed $48.0 million under a loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the loan agreement bear interest at LIBOR plus 2.46 percent per annum and are payable in monthly installments through November 2019 when a balloon payment is due.

In April and May 2014, the Company prepaid in full the $8.5 million balance owed on its note payable secured by two Boeing 757-200 aircraft originally due in July 2016.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company's stock through open market purchases under its share repurchase program. During the six months ended June 30, 2014, the Company repurchased 730,162 shares through open market purchases at an average cost of $98.82 per share for a total expenditure of $72,157. During the six months ended June 30, 2013, the Company repurchased 390,473 shares through open market purchases at an average price of $81.75 per share for a total expenditure of $31,920.

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

Derivative Financial Instruments

The fair value of the Company's derivative instrument is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable exchange and interest rates.

Assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$7,674	$7,674	$—	$—
Municipal debt securities	4,816	—	4,816	—
Total cash equivalents	12,490	7,674	4,816	—
Short-term investments
Certificates of deposit	56,841	—	56,841	—
Commercial paper	10,028	—	10,028	—
Municipal debt securities	120,486	—	120,486	—
Corporate debt securities	25,627	—	25,627	—
Total short-term investments	212,982	—	212,982	—
Long-term investments
Derivative instrument	262	—	262	—
Total long-term investments	262	—	262	—
Total financial assets	$225,734	$7,674	$218,060	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,172	$20,172	$—	$—
Municipal debt securities	23,506	—	23,506	—
Total cash equivalents	43,678	20,172	23,506	—
Short-term investments
Commercial paper	75,911	—	75,911	—
Municipal debt securities	122,325	—	122,325	—
Corporate debt securities	45,134	—	45,134	—
Government debt securities	10,008	—	10,008	—
Total short-term investments	253,378	—	253,378	—
Long-term investments
Municipal debt securities	36,037	—	36,037	—
Total long-term investments	36,037	—	36,037	—
Total investment securities	$333,093	$20,172	$312,921	$—

The Company had no transfers between Level 1 and Level 2 assets for the six months ended June 30, 2014 and no significant transfers between Level 1 and Level 2 assets during the year ended December 31, 2013.

The carrying amounts and estimated fair value of the Company's long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2014, are presented in the table below. The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	As of June 30, 2014
	Carrying value	Estimated fair value	Fair value level hierarchy
5.50% Senior Notes, due July 2019	300,000	307,125	Level 2
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	140,478	139,288	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	44,884	44,610	Level 3
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	43,602	43,282	Level 3
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	41,354	40,945	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	39,281	38,993	Level 3
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,816	9,747	Level 3
Total	$619,415	$623,990

Note 7 — Derivative Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, the Company will use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The market risk managed by the Company through the use of a derivative instrument is foreign currency exchange rate risk. The Company is currently using a foreign currency swap which is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. The Company does not enter into derivative financial instruments for trading purposes.

The accounting for gains and losses that result from changes in the fair value of the derivative instrument depends on whether the derivative has been designated and qualify as a hedging instrument and the type of hedging relationship. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in AOCI. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any change in fair market value of any ineffective portion of a financial instrument is immediately recognized into earnings.

The Company determines the fair value of its derivative based on quoted market prices or pricing models using current market rates. Refer to Note 6 - Fair Value Measurements. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair value of its derivative in isolation, but rather in relation to the fair value or cash flows of the underlying hedged transaction or other exposures. The Company's derivative is a straightforward over-the-counter instrument with liquid markets.

The following table presents the fair value of the Company's derivative instrument that was designated and qualified as part of a hedging relationship (in thousands):

		Fair Value (1,2)
Derivative Designated as Hedging Instrument	Balance Sheet Location (1)	June 30, 2014	December 31, 2013
Foreign currency swap	Deposits and other assets	$262	$—

(1) The Company's derivative instrument is carried at fair value in our consolidated balance sheet after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 6 - Fair Value Measurements for the net presentation of the Company's derivative instruments.
(2) Refer to Note 6 - Fair Value Measurements for additional information related to the estimated fair value.

Cash Flow Hedging Strategy

The Company has entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European based company. The Company uses a cash flow hedge to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. The change in the fair value of a derivative designated as a cash flow hedge is recorded in AOCI.

The Company maintains a foreign currency cash flow hedge to reduce the risk that its eventual U.S. dollar net cash inflows from leased aircraft outside the United States will be adversely affected by fluctuations in foreign currency exchange rates. The Company entered into a forward swap to hedge certain portions of forecasted cash flows denominated in euros. When the U.S. dollar strengthens against the foreign currency, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instrument. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instrument.

The total notional value of the Company's derivative instrument that was designated and qualified for the Company's foreign currency cash flow hedge was $21.3 million as of June 30, 2014.

The following table presents the pretax impact that changes in the fair values of the derivative instrument designated as a cash flow hedge had on AOCI during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")
	June 30, 2014	June 30, 2013
Foreign currency swap	$262	$—

Note 8 — Income Taxes

For the three and six months ended June 30, 2014, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at June 30, 2014.

During the second quarter of 2014, the Company acquired 12 special purpose entities. The acquisition resulted in foreign lease revenue for the period ending June 30, 2014. The following table provides the components of income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign	$2,561	$—	$2,561	$—
Domestic	50,570	40,910	104,915	91,389
Total	$53,131	$40,910	$107,476	$91,389

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

For the three and six months ended June 30, 2014 and June 30, 2013, the second method which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares in table below are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income attributable to Allegiant Travel Company	$33,499	$25,760	$67,720	$57,692
Less: Net income allocated to participating securities	(239)	(206)	(492)	(425)
Net income attributable to common stock	$33,260	$25,554	$67,228	$57,267
Net income per share, basic	$1.87	$1.35	$3.74	$3.01
Weighted-average shares outstanding	17,777	18,921	17,971	19,001
Diluted:
Net income attributable to Allegiant Travel Company	$33,499	$25,760	$67,720	$57,692
Less: Net income allocated to participating securities	(238)	(204)	(490)	(423)
Net income attributable to common stock	$33,261	$25,556	$67,230	$57,269
Net income per share, diluted	$1.86	$1.34	$3.72	$3.00
Weighted-average shares outstanding	17,777	18,921	17,971	19,001
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	128	160	120	148
Adjusted weighted-average shares outstanding under treasury stock method	17,905	19,081	18,091	19,149
Participating securities excluded under two-class method	(40)	(40)	(36)	(30)
Adjusted weighted-average shares outstanding under two-class method	17,865	19,041	18,055	19,119

Note 10 — Commitments and Contingencies

As of June 30, 2014, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Firm Commitments
Airbus A319	1
Airbus A320	3

The aircraft listed in the table above are scheduled for delivery starting in the last six months of 2014 through 2016.

The table below summarizes the Company's commitments as of June 30, 2014, which primarily relate to the acquisition of aircraft, aircraft improvements, operating lease obligations, and other commitments primarily to acquire information technology services and assets and other capital expenditure projects.

(in thousands)
Last six months of 2014	$59,278
2015	43,174
2016	49,235
2017	20,218
2018	13,979
After 2018	52,016
Total commitments	$237,900

As of June 30, 2014, the Company has adequate liquidity recourses and may use operating cash flows, future financing or cash balances to meet these future commitments. The Company can provide no assurance that any financing not already in place for aircraft will be available to the Company on acceptable terms when necessary or at all.

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Related Party Transactions

For the six-months ended June 30, 2014, Game Plane, LLC, a wholly owned subsidiary of the Company, paid $2.1 million in program development costs to Alpine Labs, LLC. Alpine Labs, LLC has partnered with Game Plane, LLC to produce and distribute game shows filmed on Company flights. The game shows will be part of promotional efforts for the Company. The Company’s Chairman and Chief Executive Officer owns a 25 percent interest in and is on the managing board of Alpine Labs, LLC.

Note 12 — Subsequent Events

In August 2014, the Company entered into an agreement to purchase eight Airbus A320 series aircraft already subject to previously executed lease agreements. Concurrently with the execution of the agreement, the Company closed on the purchase of two of these aircraft which were previously on lease to the Company and were part of the Company’s operating fleet. The agreement provides the Company with a right to take and accept delivery of aircraft under lease for a short-term, with all purchases required to be completed by September 30, 2015. The Company expects to take delivery of the remaining aircraft between December 2014 and May 2015. The financial impact of this transaction is reflected in the Commitments and Contractual Obligations table included in the Management's Discussion and Analysis section of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2014 and 2013. Also discussed is our financial position as of June 30, 2014 and December 31, 2013. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second quarter 2014 results

During the second quarter of 2014, we achieved a 19.4 percent operating margin resulting in net income of $33.5 million on operating revenues of $290.5 million. Diluted earnings per share were $1.86 or 38.8 percent higher compared to diluted earnings per share of $1.34 for the same period in the prior year. Results for the second quarter of 2014 were driven by a 6.4 percent increase in scheduled passenger revenue per available seat mile ("PRASM") and a 12.4 percent increase in scheduled passengers. We increased our scheduled service departures by 11.5 percent while only increasing our gallons consumed by 5.1 percent. Our fuel efficiency metrics continue to improve as we operated ten Airbus A320 series aircraft which are approximately 25 percent more fuel efficient on a per block hour basis than our MD-80 aircraft.

Our total operating revenues in the second quarter of 2014 increased $34.7 million or 13.6 percent compared to the same period in the prior year. The second quarter of 2014 was our 18th consecutive quarter of year-over-year increases in total average fare, which increased 0.5 percent to $134.86 for the three months ended June 30, 2014. We generated a 5.8 percent increase in total scheduled service revenue per available seat mile ("TRASM") on same store routes, which are those routes operated in both the second quarter of 2014 and 2013.

Our operating expense per ASM ("CASM") increased 2.5 percent from 9.98¢ for the three months ended June 30, 2013 to 10.23¢ for the same period of 2014. Fuel expense per ASM remained relatively flat year-over-year while fuel efficiency, as defined as ASMs per gallon, increased 2.5 percent to 69.5 ASMs per gallon for the three months ended June 30, 2014 compared to 67.8 ASMs per gallon for the same period in 2013. These results were driven by our ten Airbus A320 series aircraft which accounted for approximately 21.9 percent of our ASMs during the quarter. CASM, excluding fuel, during the second quarter was impacted by approximately $3.4 million of nonrecurring expenses in the form of aircraft sub-service, crew training and passenger displacement costs related to training and crew availability delay.

In April 2014, we prepaid in full the $121.1 million balance of our Term Loan originally due March 2017. At the same time, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. In April and May 2014, we also prepaid in full the $8.5 million balance owed on our note payable secured by two Boeing 757-200 aircraft originally due in July 2016. In May 2014, we borrowed $40.0 million under a loan agreement secured by our six Boeing 757-200 aircraft under an amortizing variable rate note due in installments through May 2018 when a balloon payment will be due. In June 2014, we completed an offering of $300.0 million principal amount of 5.50 percent unsecured Senior Notes with interest payable semi-annually until maturity in July 2019.

In June 2014, we entered into separate agreements to acquire the ownership interests in twelve special purpose companies each owning one Airbus A320 series aircraft currently on lease to a European carrier until 2018. The purchase price for the special purpose companies was approximately $236.1 million, of which approximately $142.0 million was by assumption of debt secured by the aircraft with the remaining balance of $94.1 million funded by cash. The notes payable assumed bear interest at LIBOR plus 3.08 percent and are payable in monthly installments through May 2018 when a balloon payment is due. We performed a fair value assessment of the assumed debt and the in-place leases and determined both to be at fair value. We intent to bring these aircraft into our operating fleet upon the expiration of the current leases in 2018. Currently, we recognize lease revenue and incur minimal administrative costs to maintain the leases during the term these Airbus A320 series aircraft are under lease. Lease revenue and administrative costs related to this transaction are reflected in our results of operations. Additionally, interest expense and depreciation expense related to the assumed notes payable and asset ownership of the acquired Airbus A320 series aircraft since their acquisition in June 2014 are reflected in our results of operations.

As of June 30, 2014, we had $548.2 million in unrestricted cash and investment securities and $619.4 million of total debt, including current maturities. Our liquidity position continues to provide us with opportunities to return excess capital to shareholders and invest in strategic corporate initiatives, fleet growth, and our IT infrastructure. Our cash and non-cash capital expenditures totaled $257.0 million during the first six months of 2014.

Aircraft

Operating Fleet

As of June 30, 2014, our total aircraft in service consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, three Airbus A319 aircraft, and seven Airbus A320 aircraft. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of June 30, 2014			As of December 31, 2013			As of June 30, 2013
	Own	Lease	Total	Own (b)	Lease	Total	Own (b)	Lease	Total
MD82/83/88s (a)	53	—	53	52	—	52	55	—	55
MD87s (c)	—	—	—	—	—	—	1	—	1
B757-200	6	—	6	6	—	6	6	—	6
A319	1	2	3	1	2	3	—	2	2
A320	7	—	7	5	—	5	—	—	—
Total	67	2	69	64	2	66	63	2	64

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: June 30, 2014 – 53; December 31, 2013 – 51; June 30, 2013 – 51.
(b)	Does not include aircraft owned, but not added to our operating fleet or temporarily stored as of the date indicated.
(c)	Used almost exclusively for fixed fee flying.

Airbus Aircraft

In August 2014, we entered into an agreement to purchase eight Airbus A320 series aircraft which we had previously committed to lease. As of June 30, 2014, we have two of these leased Airbus A320 series aircraft in revenue service. We expect to take possession of the remaining aircraft under these purchase agreements in 2014 and 2015.

In June 2014, we acquired the ownership interests in twelve special purpose companies each owning one Airbus A320 series aircraft currently on lease to a European carrier until 2018. The aggregate purchase price for the special purpose companies was approximately $236.1 million, of which approximately $142.0 million was funded by assumed debt secured by the aircraft.

In May and June 2014, we entered into purchase agreements for two Airbus A320 series aircraft. We expect to acquire these two Airbus A320 series aircraft in the second quarter of 2015 and first quarter of 2016.

In August 2013, we entered into purchase agreements for two Airbus A320 aircraft. We expect to acquire these two Airbus A320 aircraft in the fourth quarter of 2014 and place them in revenue service in 2015.

Fleet Plan

The following table provides the expected number of operating aircraft in service at the end of the respective quarters:

	September 30, 2014	December 31, 2014
MD-80 (166 seats)	53	53
B757-200	6	6
A319	3	4
A320	7	7
Total	69	70

Network

On June 30, 2014, we offered scheduled service on 236 routes into 13 leisure destinations. On June 30, 2014, we served 85 small cities in 39 states (including small cities and destinations) in our route network. Network changes during the second quarter included the addition of 12 new routes and a new seasonal base in Myrtle Beach, SC which started in May 2014.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
Leisure destinations	13	14	14
Small cities served	85	86	75
Total cities served	98	100	89
Total routes	236	226	201

Trends and Uncertainties

Fuel cost volatility has significantly impacted our operating results in prior years but crude oil prices stabilized during 2013 and remained largely unchanged in the second quarter of 2014. Our system average fuel cost per gallon increased slightly by $0.09 from $3.08 for the second quarter of 2013 to $3.17 for the same period of 2014. Our fuel cost per ASM remained relatively flat year-over-year despite a 3.0 percent decrease in the average system stage length. Our fuel efficiency metrics continue to improve as we operated ten Airbus A320 series aircraft during the quarter which accounted for 21.9 percent of our total ASM production. Fuel costs in the long-term remain uncertain and fuel cost volatility could materially affect our future operating costs.
    We expect our MD-80 aircraft fleet to remain at 53 aircraft during 2014. We believe our six Boeing 757-200 aircraft, our MD-80 aircraft fleet, the ten Airbus A320 series aircraft in service and the contracted acquisition of additional used Airbus A320 series aircraft will meet our aircraft needs to support our planned growth through 2015.
Our network grew from 201 routes as of June 30, 2013, to 236 routes at June 30, 2014. We began operating 12 new routes in the second quarter 2014. We expect to continue to aggressively manage capacity in our markets in an attempt to maximize profitability. TRASM improved to 12.71¢ in the second quarter of 2014 compared to 12.11¢ for the same period in 2013, primarily due to continued strength in our base fare. CASM, excluding fuel, was impacted by approximately $3.4 million of nonrecurring expenses in the form of aircraft sub-service, crew training and passenger displacement costs related to training and crew availability delays. We continue to focus on operating a higher percentage of our flights during peak windows and a lower percentage of flights during off-peak windows. We believe this approach with our planned departure and ASM growth, primarily in our Florida markets, will contribute to the achievement of our profitability goals in the current operating environment.
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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	36.0	37.9
Salaries and benefits	16.3	15.5
Station operations	6.9	7.9
Maintenance and repairs	7.4	7.9
Sales and marketing	2.3	2.1
Aircraft lease rentals	0.7	0.5
Depreciation and amortization	6.8	7.0
Other	4.3	4.4
Total operating expenses	80.7%	83.2%
Operating margin	19.3%	16.8%

 Operating Revenue

Our operating margin increased to 19.3 percent for the three months ended June 30, 2014 compared to 16.8 percent for the same period of 2013. Our operating revenue increased 13.6 percent to $290.5 million for the three months ended June 30, 2014, up from $255.8 million for the same period of 2013 primarily due to a 14.4 percent increase in scheduled service revenue and a 9.8 percent increase in ancillary revenue. Scheduled service revenue and ancillary revenue increases were primarily driven by a 12.4 percent increase in scheduled service passengers as total average fare per passenger was relatively flat. In addition, we increased other revenue to $3.0 million for the three months ended June 30, 2014, up from $0.6 million for the same period of 2013 as a result of lease revenue recognized in June 2014.
Scheduled service revenue. Scheduled service revenue increased 14.4 percent to $189.2 million for the three months ended June 30, 2014, up from $165.3 million in the same period of 2013. The increase was driven by a 12.4 percent increase in the number of scheduled service passengers and a 1.9 percent increase in the scheduled service average fare. Passenger growth was attributable to an 11.5 percent increase in the number of scheduled service departures as we continued to grow our network.
Ancillary revenue. Ancillary revenue increased 9.8 percent to $95.4 million for the three months ended June 30, 2014, up from $86.9 million in the same period of 2013, primarily driven by 12.4 percent increase in scheduled service passengers. Our air-related ancillary revenue per scheduled service passenger decreased $0.08 primarily attributable to a decrease in bag fees per passenger. Third party products revenue decreased primarily due to lower hotel revenue.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three Months Ended June 30,		Percentage
	2014	2013	Change
Air-related charges	$40.65	$40.73	(0.2)%
Third party products	4.58	5.52	(17.0)%
Total ancillary revenue per scheduled service passenger	$45.23	$46.25	(2.2)%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended June 30,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$32,362	$33,883	(4.5)%
Cost of goods sold	(22,184)	(23,095)	(3.9)%
Transaction costs (a)	(521)	(418)	24.6%
Ancillary revenue - third party products	$9,657	$10,370	(6.9)%
As percent of gross ancillary revenue - third party	29.8%	30.6%	(0.8) pp
Hotel room nights	136,485	170,086	(19.8)%
Rental car days	245,033	238,791	2.6%

(a) Includes payment expenses and travel agency commissions.

During the three months ended June 30, 2014, we generated gross revenue of $32.4 million from the sale of third party products, which resulted in net revenue of $9.7 million. Net third party products revenue decreased 6.9 percent primarily due to a reduction in hotel room nights partially offset by an increase in the sale of rental car days. The 2.6 percent increase in rental car days sold was driven by an increase in scheduled service passengers to those markets where a higher percentage of rental car days are typically sold, such as Florida and Phoenix. Hotel revenue decreased as our previous pre-purchase agreement for discounted rooms in Las Vegas concluded in the third quarter of 2013 and was renewed with rates which are not as attractive as the prior deal due to the improved Las Vegas hotel market.
Fixed fee contract revenue. Fixed fee contract revenue remained relatively flat, decreasing by $0.1 million to $3.0 million for the three months ended June 30, 2014, compared to the same period of 2013. Our fixed fee revenue is largely generated from charter flying for a casino operator.
Other revenue. Other revenue increased $2.4 million to $3.0 million for the three months ended June 30, 2014 compared to the same period of 2013. This was primarily due to the aircraft lease revenue related to the 12 Airbus A320 series aircraft acquired in June 2014 on lease to a European carrier.
Operating Expenses

Our operating expenses increased 9.9 percent to $234.1 million for the three months ended June 30, 2014 compared to $213.0 million in the same period of 2013. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended June 30,		Percentage
	2014	2013	Change
Aircraft fuel	$48.75	$50.88	(4.2)%
Salary and benefits	22.06	20.78	6.2
Station operations	9.40	10.59	(11.2)
Maintenance and repairs	10.00	10.66	(6.2)
Sales and marketing	3.10	2.83	9.5
Aircraft lease rentals	0.89	0.72	23.6
Depreciation and amortization	9.21	9.38	(1.8)
Other	5.81	5.79	0.3
Operating expense per passenger	$109.22	$111.63	(2.2)%
Operating expense per passenger, excluding fuel	$60.47	$60.75	(0.5)%

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

	Three Months Ended June 30,				Percentage
	2014		2013		Change
Aircraft fuel	4.57	¢	4.55	¢	0.4%
Salary and benefits	2.07		1.86		11.3
Station operations	0.88		0.95		(7.4)
Maintenance and repairs	0.94		0.95		(1.1)
Sales and marketing	0.29		0.25		16.0
Aircraft lease rentals	0.08		0.06		33.3
Depreciation and amortization	0.86		0.84		2.4
Other	0.54		0.52		3.8
Operating expense per ASM (CASM)	10.23	¢	9.98	¢	2.5%
CASM, excluding fuel	5.66	¢	5.43	¢	4.2%

Our overall cost per ASM increased 2.5 percent for the three months ended June 30, 2014 compared to the same period in the prior year as decreases in station and maintenance expenses were more than offset by increases in salary and benefits expense. Fuel expense per ASM remained relatively flat year-over-year. CASM, excluding fuel, was impacted by nonrecurring expenses in the form of aircraft sub-service included in aircraft lease rental expense, crew training and passenger displacement costs related to training and crew availability delay. Sales and marketing expense per ASM increased as a result of higher credit card fees attributable to higher revenues and advertising expenses to support the launch of 12 new routes in the second quarter of 2014.

Aircraft fuel expense. Aircraft fuel expense increased 7.6 percent to $104.5 million for the three months ended June 30, 2014 compared to $97.1 million in the same period of 2013. A 4.7 percent increase in total system gallons consumed as well as an increase of 2.9 percent in our average fuel cost per gallon from $3.08 to $3.17 contributed to the increase in aircraft fuel expense. The increase in gallons consumed is attributable to a 10.5 percent increase in total system departures offset by improved fuel efficiency. Fuel efficiency increased predominantly from the introduction of used A320 series Airbus aircraft into our operating fleet which accounted for 21.9 percent of our ASMs during the quarter. As a result of these factors, our aircraft fuel per passenger decreased by 4.2 percent while remaining relatively flat on a per ASM basis, only increasing 0.4 percent, for the three months ended June 30, 2014 when compared to the same period of 2013.

Salary and benefits expense. Salary and benefits expense increased 19.3 percent to $47.3 million for the three months ended June 30, 2014 up from $39.7 million in the same period of 2013. The increase is primarily attributable to a 16.8 percent increase in the number of full-time equivalent employees. Headcount growth was mostly attributable to flight crews, flight operations and maintenance staff to support a 5.3 percent increase in the average number of aircraft in revenue service year-over-year and increasing Airbus A320 series aircraft operations. Additionally, we incurred nonrecurring expenses of $1.2 million associated with an "early out program" to encourage flight attendant retirements and higher bonus expense due to our higher profitability for the three months ended June 30, 2014 compared to the same period in 2013.
Station operations expense. Station operations expense remained flat at $20.2 million for the three months ended June 30, 2014 and June 30, 2013. A 10.5 percent increase in total system departures was offset by an 11.2 percent decrease in station operations expense per passenger from $10.59 for the three months ended June 30, 2013 to $9.40 for the same period of 2014. In September 2013, we changed gates at McCarran International Airport in Las Vegas, Nevada, which led to decreased cost per departure as we lease less square footage at our new gates.

Maintenance and repairs expense. Maintenance and repairs expense increased 5.4 percent to $21.4 million for the three months ended June 30, 2014 compared to $20.3 million in the same period of 2013. The increase was primarily attributable to a 5.3 percent increase in average operating fleet size from 64.6 aircraft for the three months ended June 30, 2013 to 68.0 aircraft for the same period 2014. During the three month periods ended June 30, 2014 and June 30, 2013, our maintenance expense per aircraft per month remained relatively unchanged at $105 thousand.
Sales and marketing expense. Sales and marketing expense increased 23.1 percent to $6.7 million for the three months ended June 30, 2014, compared to $5.4 million in the same period of 2013 due to higher credit card fees driven by a 12.9 percent increase in scheduled service revenue and increased marketing support to launch 12 new routes.
Aircraft lease rentals expense. We had $1.9 million in aircraft lease rentals expense for the three months ended June 30, 2014 compared to $1.4 million in the same period of 2013. During the three months ended June 30, 2014, additional costs related to contracting for sub-service were partially offset by a reversal of an outstanding accrual for supplemental rent in the amount of $2.0 million as we entered into an agreement to purchase the Airbus A320 series aircraft from operating lease.

Depreciation and amortization expense. Depreciation and amortization expense increased 10.4 percent to $19.8 million for the three months ended June 30, 2014, compared to $17.9 million in the same period of 2013. Our average number of owned aircraft in service increased by 5.3 percent to 68.0 aircraft for the three months ended June 30, 2014 compared to 64.6 aircraft for same period in 2013. In addition, in the quarter, we began to depreciate the 12 Airbus A320 series aircraft purchased in the second quarter 2014 but currently leased to a European carrier.
Other expense. Other expense increased 12.6 percent to $12.4 million for the three months ended June 30, 2014 from $11.1 million for the same period of 2013. The increase was primarily attributable to flight operations training costs driven by a 5.3 percent increase in average operating fleet size, non-capitalized IT development costs, and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased 68.7 percent to an expense of $3.3 million for the three months ended June 30, 2014 from $1.9 million for the same period in 2013. The increase is due to the write off of unamortized deferred financing cost related to the prepayment of the balance of our senior secured term loan facility and additional interest expense from increased borrowings.

Income Tax Expense

Our effective income tax rate was flat at 37.2 percent for the three months ended June 30, 2014 and for the same period of 2013. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	36.0	38.9
Salaries and benefits	15.8	15.3
Station operations	7.1	7.5
Maintenance and repairs	7.1	7.3
Sales and marketing	2.4	2.1
Aircraft lease rentals	1.9	0.3
Depreciation and amortization	6.4	6.6
Other	4.0	4.1
Total operating expenses	80.7%	82.1%
Operating margin	19.3%	17.9%

Operating Revenue

Our operating margin increased to 19.3 percent for the six months ended June 30, 2014 compared to 17.9 percent for the same period of 2013. Our operating revenue increased 12.2 percent to $593.1 million for the six months ended June 30, 2014, up from $528.8 million for the same period of 2013 primarily due to a 13.7 percent increase in scheduled service revenue and a 9.8 percent increase in ancillary revenue. Increases in scheduled service revenue and ancillary revenue were primarily driven by an 11.6 percent increase in scheduled service passengers as our total average fare increased slightly period over period. In addition, other revenue increased to $3.2 million for the six months ended June 30, 2014, up from $0.9 million for the same period of 2013.

Scheduled service revenue. Scheduled service revenue increased 13.7 percent to $392.7 million for the six months ended June 30, 2014, up from $345.2 million in the same period of 2013. The increase was primarily driven by an 11.6 percent increase in the number of scheduled service passengers and a 1.9 percent increase in the scheduled service fare year-over-year. Passenger growth was attributable to an 11.5 percent increase in the number of scheduled service departures as we continued to grow our network.

Ancillary revenue. Ancillary revenue increased 9.8 percent to $191.5 million for the six months ended June 30, 2014, up from $174.4 million in the same period of 2013. An 11.6 percent increase in scheduled service passengers contributed to increased air-related charges along with higher assigned seating, customer convenience and bag fees. Our air-related ancillary revenue per scheduled service passenger remained flat year-over year and our third party products revenue decreased primarily due to lower hotel revenue.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six Months Ended June 30,		Percentage
	2014	2013	Change
Air-related charges	$41.21	$41.18	0.1%
Third party products	4.88	5.67	(13.9)%
Total ancillary revenue per scheduled service passenger	$46.09	$46.85	(1.6)%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Six Months Ended June 30,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$68,101	$68,210	(0.2)%
Cost of goods sold	(46,835)	(46,057)	1.7%
Transaction costs (a)	(979)	(1,066)	(8.2)%
Ancillary revenue - third party products	$20,287	$21,087	(3.8)%
As percent of gross ancillary revenue - third party	29.8%	30.9%	(1.1) pp
Hotel room nights	280,245	326,532	(14.2)%
Rental car days	526,344	488,890	7.7%

(a) Includes payment expenses and travel agency commissions

During the six months ended June 30, 2014, we generated gross revenue of $68.1 million from the sale of third party products, which resulted in net revenue of $20.3 million. Net third party products revenue decreased 3.8 percent primarily due to a reduction of hotel room nights partially offset by an increase in the sale of rental car days. The increase of 7.7 percent in sale of rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida and Phoenix. The reduction in hotel room sales, primarily in the Las Vegas market, was driven by a change in our pre-purchase agreement for discounted rooms in Las Vegas which concluded in the third quarter of 2013 and was renewed with rates which are not as attractive as the prior deal due to the improved Las Vegas hotel market.

Fixed fee contract revenue. Fixed fee contract revenue decreased 32.3 percent to $5.6 million for the six months ended June 30, 2014, from $8.3 million in the same period of 2013. The decrease was driven by a 39.1 percent reduction in fixed fee block hours flown in the first quarter of 2014, primarily due to lack of crew availability for NCAA March Madness flying.

Other revenue. We generated other revenue of $3.2 million for the six months ended June 30, 2014 compared to $0.9 million in the same period of 2013. This was primarily due to the aircraft lease revenue related to the 12 Airbus A320 series aircraft acquired in June 2014 on lease to a European carrier.

Operating Expenses

Our operating expenses increased 10.6 percent to $479.4 million for the six months ended June 30, 2014 compared to $433.6 million in the same period of 2013. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

The following table presents operating expense per passenger for the indicated periods.

	Six Months Ended June 30,		Percentage
	2014	2013	Change
Aircraft fuel	$50.62	$54.25	(6.7)%
Salary and benefits	22.23	21.33	4.2
Station operations	10.05	10.44	(3.7)
Maintenance and repairs	9.97	10.15	(1.8)
Sales and marketing	3.43	2.96	15.9
Aircraft lease rentals	2.69	0.44	511.4
Depreciation and amortization	9.06	9.18	(1.3)
Other	5.64	5.68	(0.7)
Operating expense per passenger	$113.69	$114.43	(0.6)%
Operating expense per passenger, excluding fuel	$63.07	$60.18	4.8%

The following table presents unit costs, defined as Operating CASM, for the indicated periods.

	Six Months Ended June 30,				Percentage
	2014		2013		Change
Aircraft fuel	4.57	¢	4.78	¢	(4.4)%
Salary and benefits	2.01		1.88		6.9
Station operations	0.91		0.92		(1.1)
Maintenance and repairs	0.90		0.89		1.1
Sales and marketing	0.31		0.26		19.2
Aircraft lease rentals	0.24		0.04		500.0
Depreciation and amortization	0.82		0.81		1.2
Other	0.50		0.50		—
Operating expense per ASM (CASM)	10.26	¢	10.08	¢	1.8%
CASM, excluding fuel	5.69	¢	5.30	¢	7.4%

Our overall cost per ASM increased 1.8 percent for the six months ended June 30, 2014 compared to the same period in the prior year as increases in aircraft lease rentals expense and salary and benefits expense more than offset lower fuel cost per ASM. Fuel expense per ASM decreased 4.4 percent year-over-year due to our improved fuel efficiency as we operated ten Airbus A320 series aircraft and a full contingent of 53 166 seat MD-80 aircraft during the quarter. CASM, excluding fuel, per passenger was impacted by nonrecurring expenses in the form of aircraft sub-service, crew training and passenger displacement costs related to training and crew availability delay. Sales and marketing expense per ASM increased as a result of higher credit card fees attributable to higher revenue and higher advertising expenses to support the launch of 17 new routes during the six months ended June, 30 2014.

Aircraft fuel expense. Aircraft fuel expense increased 3.8 percent to $213.4 million for the six months ended June 30, 2014, up from $205.6 million in the same period of 2013. This change was due to a 5.2 percent increase in gallons consumed on a relatively flat average fuel cost per gallon. The increase in gallons consumed is attributable to a 10.0 percent increase in total system departures offset by improved fuel efficiency. Fuel efficiency increased predominantly from the introduction of used A320 series Airbus aircraft into our operating fleet. Aircraft fuel per passenger decreased by 6.7 percent and fuel cost per ASM decreased by 4.4 percent for the six months ended June 30, 2014 when compared to the same period of 2013.

Salary and benefits expense. Salary and benefits expense increased 16.0 percent to $93.7 million for the six months ended June 30, 2014 up from $80.8 million in the same period of 2013. The increase is primarily attributable to a 16.8 percent increase in the number of full-time equivalent employees. Headcount growth was mostly attributable to flight crews, flight operations and maintenance staff to support a 6.3 percent increase in the average number of aircraft in revenue service year-over-year and increasing Airbus A320 series aircraft operations. Additionally, we incurred nonrecurring expenses of $1.2 million associated with an inflight "early out program" and higher bonus expense due to our higher profitability for the six months ended June 30, 2014 compared to the same period in 2013.

Station operations expense. Station operations expense increased 7.2 percent to $42.4 million for the six months ended June 30, 2014 compared to $39.6 million in the same period of 2013 as fees at several airports where we operate increased coupled with an increase of 10.0 percent in system departures. On a per passenger basis, station operations expenses decreased by 3.7 percent from $10.44 for the six months ended June 30, 2013 to $10.05 for the same period 2014 as a result of 11.3 percent increase in total system passengers.

Maintenance and repairs expense. Maintenance and repairs expense increased 9.3 percent to $42.0 million for the six months ended June 30, 2014, compared to $38.5 million in the same period of 2013. The increase was primarily attributable to a 6.3 percent increase in average operating fleet size from 64.0 aircraft for the six months ended June 30, 2013 to 68.0 aircraft for the same period in 2014. We had five additional heavy maintenance events during the six months ended June 30, 2014 compared to the same period 2013. During the six months ended June 30, 2014, our maintenance expense per aircraft per month was approximately $103 thousand compared to $100 thousand in the same period last year.

Sales and marketing expense. Sales and marketing expense increased by 29.0 percent to $14.5 million for the six months ended June 30, 2014, compared to $11.2 million in the same period of 2013. Higher scheduled service revenue coupled with a higher percentage mix of credit card use led to increased credit card fees for the six months ended June 30, 2014 compared to the same period in 2013. Additionally, we incurred higher advertising cost to support the launch of 17 new routes in 2014.

Aircraft lease rentals expense. We had $11.3 million in aircraft lease rentals expense for the six months ended June 30, 2014 compared to $1.7 million in the same period of 2013. During the six months ended June 30, 2014, we incurred $10.6 million in contracting sub-service flying needed due to crew training delays. The increase in the lease rental expense was partially offset by a reversal of an outstanding accrual of supplemental rent in the amount of $2.0 million as we have now entered into an agreement to purchase the Airbus A320 series aircraft from operating lease.

Depreciation and amortization expense. Depreciation and amortization expense increased 9.8 percent to $38.2 million for the six months ended June 30, 2014, compared to $34.8 million in the same period of 2013. The increase was driven by having eight incrementally owned Airbus A320 series aircraft in our revenue service fleet year-over-year. Additionally, during the second quarter of 2014, we began to depreciate the 12 Airbus A320 series aircraft currently leased to a European carrier.

Other expense. Other expense increased 10.7 percent to $23.8 million for the six months ended June 30, 2014 from $21.5 million for the same period of 2013. The increase was primarily attributable to flight operations training costs driven by a 6.3 percent increase in average operating fleet size, non-capitalized IT development costs, and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased 62.0 percent to an expense of $6.2 million for the six months ended June 30, 2014 from $3.8 million for the same period in 2013. The increase is due to the write off of unamortized deferred financing cost related to the prepayment of the $121.1 million balance of our senior secured term loan facility and additional interest expense from increased borrowings.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.2 percent for the six months ended June 30, 2014 compared to 37.1 percent for the same period of 2013. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent
	2014	2013	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,143,662	1,908,472	12.3
Revenue passenger miles (RPMs) (thousands)	2,030,638	1,889,416	7.5
Available seat miles (ASMs) (thousands)	2,289,201	2,134,660	7.2
Load factor	88.7%	88.5%	0.2
Operating revenue per ASM (RASM)** (cents)	12.69	11.99	5.8
Operating expense per ASM (CASM) (cents)	10.23	9.98	2.5
Fuel expense per ASM (cents)	4.56	4.55	0.2
Operating CASM, excluding fuel (cents)	5.66	5.43	4.2
Operating expense per passenger	$109.22	$111.60	(2.1)
Fuel expense per passenger	$48.75	$50.87	(4.2)
Operating expense per passenger, excluding fuel	$60.47	$60.74	(0.4)
ASMs per gallon of fuel	69.5	67.8	2.5
Departures	14,675	13,275	10.5
Block hours	34,466	32,639	5.6
Average stage length (miles)	912	940	(3.0)
Average number of operating aircraft during period	68.0	64.6	5.3
Average block hours per aircraft per day	5.6	5.5	1.8
Full-time equivalent employees at end of period	2,241	1,919	16.8
Fuel gallons consumed (thousands)	32,944	31,468	4.7
Average fuel cost per gallon	$3.17	$3.08	2.9

Scheduled service statistics:
Passengers	2,110,481	1,878,474	12.4
Revenue passenger miles (RPMs) (thousands)	2,002,546	1,864,135	7.4
Available seat miles (ASMs) (thousands)	2,238,546	2,082,586	7.5
Load factor	89.5%	89.5%	—
Departures	14,157	12,702	11.5
Average passengers per departure	149	148	0.7
Scheduled service seats per departure	168.8	168.6	0.1
Block hours	33,577	31,617	6.2
Yield (cents)	9.45	8.87	6.5
Scheduled service revenue per ASM (PRASM) (cents)	8.45	7.94	6.4
Total ancillary revenue per ASM** (cents)	4.26	4.17	2.2
Total scheduled service revenue per ASM (TRASM)** (cents)	12.71	12.11	5.0
Average fare — scheduled service	$89.63	$88.00	1.9
Average fare — ancillary air-related charges	$40.65	$40.73	(0.2)
Average fare — ancillary third party products	$4.58	$5.52	(17.0)
Average fare — total	$134.86	$134.25	0.5
Average stage length (miles)	924	957	(3.4)
Fuel gallons consumed (thousands)	32,159	30,607	5.1
Average fuel cost per gallon	$3.20	$3.12	2.6
Percent of sales through website during period	93.2%	93.1%	0.1

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six Months Ended June 30,		Percent
	2014	2013	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	4,216,382	3,788,813	11.3
Revenue passenger miles (RPMs) (thousands)	4,112,138	3,797,491	8.3
Available seat miles (ASMs) (thousands)	4,670,340	4,297,805	8.7
Load factor	88.0%	88.4%	(0.4)
Operating revenue per ASM (RASM)** (cents)	12.70	12.30	3.3
Operating expense per ASM (CASM) (cents)	10.26	10.09	1.7
Fuel expense per ASM (cents)	4.57	4.78	(4.4)
Operating CASM, excluding fuel (cents)	5.69	5.31	7.2
Operating expense per passenger	$113.69	$114.44	(0.7)
Fuel expense per passenger	$50.62	$54.26	(6.7)
Operating expense per passenger, excluding fuel	$63.07	$60.18	4.8
ASMs per gallon of fuel	69.8	67.5	3.4
Departures	29,176	26,529	10.0
Block hours	70,814	66,423	6.6
Average stage length (miles)	936	948	(1.3)
Average number of operating aircraft during period	68.0	64.0	6.3
Average block hours per aircraft per day	5.8	5.7	1.8
Full-time equivalent employees at end of period	2,241	1,919	16.8
Fuel gallons consumed (thousands)	66,945	63,628	5.2
Average fuel cost per gallon	$3.19	$3.23	(1.2)

Scheduled service statistics:
Passengers	4,155,509	3,723,132	11.6
Revenue passenger miles (RPMs) (thousands)	4,061,734	3,743,163	8.5
Available seat miles (ASMs) (thousands)	4,566,481	4,174,037	9.4
Load factor	88.9%	89.7%	(0.8)
Departures	28,092	25,200	11.5
Average passengers per departure	148	148	—
Scheduled service seats per departure	168.6	168.2	0.2
Block hours	68,962	64,017	7.7
Yield (cents)	9.67	9.22	4.9
Scheduled service revenue per ASM (PRASM) (cents)	8.60	8.27	4.0
Total ancillary revenue per ASM** (cents)	4.19	4.18	0.2
Total scheduled service revenue per ASM (TRASM)** (cents)	12.79	12.45	2.7
Average fare — scheduled service	$94.50	$92.73	1.9
Average fare — ancillary air-related charges	$41.21	$41.18	0.1
Average fare — ancillary third party products	$4.88	$5.66	(13.8)
Average fare — total	$140.59	$139.57	0.7
Average stage length (miles)	950	967	(1.8)
Fuel gallons consumed (thousands)	65,366	61,633	6.1
Average fuel cost per gallon	$3.22	$3.27	(1.5)
Percent of sales through website during period	93.7%	93.7%	—

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $398.0 million at December 31, 2013 to $560.2 million at June 30, 2014. Restricted cash represents escrowed funds under fixed fee contracts, cash collateral against notes payable and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability. Our restricted cash balance increased to $11.6 million as of June 30, 2014 compared to $10.5 million at December 31, 2013 due to higher required restricted balances related to hotel, fuel and airport contracts as our activity increased.

In April 2014, we prepaid in full the $121.1 million balance of our Term Loan originally due in March 2017. At the same time, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. In April and May 2014, we also prepaid in full the $8.5 million balance owed on our note payable secured by two Boeing 757-200 aircraft originally due in July 2016. In May 2014, we borrowed $40.0 million under a loan agreement secured by six Boeing 757-200 aircraft under an amortizing variable rate note due in installments through May 2018 when a balloon payment will be due. In June 2014, we completed an offering of $300.0 million principal amount of 5.50 percent unsecured Senior Notes with interest only payable semi-annually until maturity in July 2019.

During the first six months of 2014, our primary sources of funds were $385.3 million of proceeds from the issuance of long-term debt and $147.2 million generated by our operations. Our operating cash flows and recent borrowings have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and grow our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements, along with our future aircraft operating lease obligations. We believe we have more than adequate liquidity resources through our operating cash flows, recent borrowings and cash balances to meet our future contractual obligations.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2014, our operating activities provided $147.2 million of cash compared to $141.1 million during the same period of 2013. Operating cash inflows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased prior to the day on which travel is provided. The operating cash flows for the six months ended June 30, 2014 and 2013 were impacted primarily by our results of operations, adjusted for non-cash depreciation and amortization expense, as well as changes in air traffic liability, accounts receivable and accounts payable and with the increases in certain line items being offset by decreases in others. The increased amount of net income, as adjusted for non-cash depreciation and amortization expense, in the first six months of 2014 compared to the same period in 2013 were partially offset by changes in other working capital line items.
Investing Activities. Cash used in investing activities was $36.5 million for the six months ended June 30, 2014 compared to $109.1 million for the same period in 2013. During the six months ended June 30, 2014, our primary use of cash was for the purchase of property and equipment of $115.0 million while proceeds from the maturities of investment securities, net of purchases, of $76.6 million offset the cash outflows. For the six months ended June 30, 2013, our use of cash from investing activities resulted from our purchases of investment securities, net of maturities, of $41.7 million and purchases of property and equipment of $77.0 million partially offset by returns of deposits and changes in other assets.
Financing Activities. Cash provided by financing activities for the six months ended June 30, 2014 was $126.9 million, compared to $35.1 million of cash used in financing activities for the same period in 2013. During the six months ended June 30, 2014, we received $385.3 million of proceeds from issuance of long-term debt which were partially offset by principal payments on long-term debt of $142.5 million, stock repurchases of $73.5 million and cash dividends of $41.8 million. During the six months ended June 30, 2013, we made $5.8 million of principal payments on long-term debt and $33.0 million of stock repurchases, but did not incur any debt during the period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations which primarily relate to the acquisition of aircraft, aircraft improvements, operating lease obligations, and other commitments primarily to acquire information technology services and assets and other capital expenditure projects. The table below is as of the filing date of this report (reflecting the aircraft purchase agreement entered into in August 2014) and indicates the periods in which payments are due:

(in thousands)
Last six months of 2014	$78,422
2015	144,832
2016	35,303
2017	6,286
2018	46
After 2018	91
Total	$264,980

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies during the six months ended June 30, 2014.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of economic conditions on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, an accident involving or problems with our aircraft, our reliance on our automated systems, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including changes in interest rates, foreign currency exchange rates, and commodity prices (specifically, aircraft fuel). The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See Note 7 - Derivative Instruments and the notes to our consolidated financial statements in our annual report on Form 10-K filed with the Securities and Exchange Commission for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 44.5 percent of our operating expenses for the six months ended June 30, 2014. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2014, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $10.4 million for the three months ended June 30, 2014 and approximately $21.5 million for the six months ended June 30, 2014. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at June 30, 2014, which totaled $335.3 million in cash and cash equivalents and $213.0 million of short-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2014 would have affected interest income from cash and investment securities by $1.2 million and $2.3 million, respectively.

As of June 30, 2014, we had $268.2 million, including current maturities, of variable-rate notes payable. A hypothetical 100 basis point change in interest rates in the three and six months ended June 30, 2014 would have affected interest expense by $0.5 million and $1.1 million, respectively.

As of June 30, 2014, we had $351.2 million, including current maturities, of fixed-rate debt. A hypothetical 100 basis point change in market interest rates in the three and six months ended June 30, 2014 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Foreign Currency Exchange Rates

We have international transactions that are denominated in foreign currencies, primarily the Euro, subjecting us to foreign currency risk which may adversely impact our financial results. We have adopted a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our derivative instruments, please see Note 7 - Derivative Instruments to the condensed consolidated financial statements included in this report.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2013, the International Brotherhood of Teamsters ("IBT") commenced an action in federal court on behalf of the pilots claiming that we unilaterally changed existing work rules in violation of the Railway Labor Act ("RLA"). The proceeding seeks injunctive and make-whole relief requiring Allegiant to return to the "status quo" as it existed before the implementation of the Federal Aviation Administration ("FAA") compliant work rules pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices with the pilots, including changes to our FAA compliant crew scheduling system to better account for pilot seniority and to provide greater predictability for the pilots. Although we do not believe we will be materially adversely affected by the preliminary injunction as we believe the changes to our policies could be effected without incurring material additional expense or a material disruption to our operations, we have appealed the order and intend to request that the injunction be stayed pending resolution of the appeal.

We are subject to certain other legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined the following changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 28, 2014.

Our substantial indebtedness could materially adversely affect our financial health.

As of June 30, 2014, we had $619.4 million of indebtedness outstanding. Our substantial amount of indebtedness could have important consequences for our investors. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate; and

•	limit our ability to service our indebtedness.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations or prospects. Subject to restrictions in the indenture governing the notes, we may incur additional indebtedness, including additional secured debt, which could increase the risks associated with our already substantial indebtedness.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Our ability to make payments on and refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been affected by, and our future financial results are expected to be impacted by, general economic conditions, fuel prices and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, seek additional equity capital, reduce or delay growth and capital expenditures or sell material assets or operations. We cannot assure you we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

The indenture governing our senior unsecured notes contains various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing the notes will impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	incur liens;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

•	make investments; and

•	consolidate, merge or sell all or substantially all of our assets.

These covenants are subject to important exceptions and qualifications and are described in the indenture we have filed with the Securities and Exchange Commission. At maturity or in the event of an acceleration of payment obligations, we may be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. In such event, we would be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

Increased labor costs could result in the long-term from unionization and labor-related disruptions.

Labor costs constitute a significant percentage of our total operating costs. In general, unionization has increased costs in the airline industry. We have three employee groups (pilots, flight attendants and flight dispatchers) who have elected union representation. We are currently in negotiations for initial collective bargaining agreements with the unions representing each of these employee groups.

The International Brotherhood of Teamsters ("IBT") was elected, and certified by the National Mediation Board ("NMB"), to represent Allegiant Air's pilots in August 2012. Collective bargaining negotiations commenced in December 2012. In November 2013, IBT commenced an action in federal court on behalf of the pilots claiming that we unilaterally changed existing work rules in violation of the Railway Labor Act ("RLA"). The suit focuses in large part on our implementation of a new flight crew scheduling system to comply with revised Federal Aviation Administration ("FAA") pilot flight, duty and rest regulations that became effective in January 2014. The proceeding seeks injunctive and make-whole relief requiring us to return to the "status quo" as it existed before the implementation of the FAA compliant work rules pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices with the pilots, including certain changes to our FAA compliant crew scheduling system. Although we do not believe we will be materially adversely affected by the injunction, we have appealed the order and intend to request that the injunction be stayed pending resolution of the appeal. There are inherent risks in any litigation.

Regardless of the outcome of the IBT proceeding, if we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

Our operating results are subject to fluctuations in foreign currency exchange rates. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. We have established a foreign exchange exposure management program to hedge our exposure to foreign currency exchange rate fluctuations primarily for transactions denominated in the Euro. We regularly review our hedging program and make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.

The supply of pilots to the airline industry may be limited.

On July 8, 2013, as was directed by the U.S. Congress, the FAA issued more robust, new pilot qualification standards, granting recognition of historical FAA and airline industry crew member flight training standards. With the application of the new rules, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. If, we are unable to secure the services of sufficient eligible pilots to staff our routes, our operations and financial results could be materially affected.

New student pilot certificates have decreased dramatically, especially in the past three years, and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. In addition, the major network air carriers have done only minimal pilot hiring in the past several years because of the industry capacity reduction following the events of September 11, 2001, the most recent economic recession that began in the fall of 2008, and the increase in statutory mandatory retirement age for pilots from age 60 to age 65. Due to revised pilot duty time rules that became effective in January 2014, there has been an acceleration of pilot staffing in recent months. Also effective January
2014, mandatory pilot retirement rules will again begin to force major network carriers to hire replacement pilots.

The current pilot shortage may increase training costs and we may not have enough pilots to conduct our operations. The lack of qualified pilots to conduct our operations would negatively impact our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended June 30, 2014, we did not repurchase any shares under our share repurchase program authority. We had repurchases during the quarter from employees who vested in a portion of their restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2014	548	$119.16	None	$67,656,712
May 2014	None	N/A	None	67,656,712
June 2014	228	119.50	None	67,656,712
Total	776	$119.26	None	$67,656,712

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Indenture dated as of June 13, 2014 between the Company and Wells Fargo Bank, National Association, as trustee. (4)
4.2	Supplemental Indenture dated as of June 25, 2014 among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (including the Form of Note). (5)
4.3	Form of 5.50% Notes due 2019 (included as Exhibit A in Exhibit 4.2 incorporated by reference).
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended June 30, 2014 and June 30, 2013, (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended June 30, 2014 and June 30, 2013, (iv) Consolidated Cash Flow Statements for the fiscal periods ended June 30, 2014 and June 30, 2013, and (v) the Notes to the Consolidated Financial Statements. (3)

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

(4)	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (Registration No. 333-196738) filed with the Commission on June 13, 2014.
(5)	Incorporated by reference to Exhibit included in Current Report on Form 8-K filed by the Company with the Commission on June 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: August 8, 2014	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer