Form 10-Q
period 2014-09-30
Allegiant Travel CO
filed 2014-11-10
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-33166

Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1201 North Town Center Drive
Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 851-7300

8360 S. Durango Drive, Las Vegas, Nevada 89113
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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 1, 2014 was 17,484,393.

Allegiant Travel Company

Form 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$86,197	$97,711
Restricted cash	17,682	10,531
Short-term investments	272,555	253,378
Accounts receivable	16,508	16,857
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $2,658 and $1,702 at September 30, 2014 and December 31, 2013, respectively	16,402	19,428
Prepaid expenses	24,215	26,643
Deferred income taxes	3,003	4,206
Other current assets	3,751	1,167
Total current assets	440,313	429,921
Property and equipment, net	717,058	451,584
Restricted cash, net of current portion	305	305
Long-term investments	99,143	36,037
Investment in and advances to unconsolidated affiliates, net	1,703	1,655
Deposits and other assets	11,382	10,689
Total assets	$1,269,904	$930,191
Current liabilities:
Current maturities of long-term debt	$51,895	$20,237
Accounts payable	18,678	15,823
Accrued liabilities	60,260	87,203
Air traffic liability	195,128	167,388
Total current liabilities	325,961	290,651
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	554,421	214,063
Deferred income taxes	48,289	48,160
Total liabilities	928,671	552,874
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,176,778 and 22,036,893 shares issued; 17,484,393 and 18,544,248 shares outstanding, as of September 30, 2014 and December 31, 2013, respectively	22	22
Treasury stock, at cost, 4,692,385 and 3,492,645 shares at September 30, 2014 and December 31, 2013, respectively	(315,614)	(186,291)
Additional paid in capital	220,229	209,213
Accumulated other comprehensive gain (loss), net	672	(12)
Retained earnings	434,690	352,811
Total Allegiant Travel Company stockholders' equity	339,999	375,743
Noncontrolling interest	1,234	1,574
Total equity	341,233	377,317
Total liabilities and stockholders' equity	$1,269,904	$930,191

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUE:
Scheduled service revenue	$166,893	$148,466	$559,587	$493,700
Ancillary revenue:
Air-related charges	77,198	66,577	248,432	219,904
Third party products, net	8,051	8,646	28,338	29,733
Total ancillary revenue	85,249	75,223	276,770	249,637
Fixed fee contract revenue	4,899	3,985	10,508	12,267
Other revenue	7,988	1,200	11,229	2,075
Total operating revenue	265,029	228,874	858,094	757,679
OPERATING EXPENSES:
Aircraft fuel	94,864	89,195	308,308	294,762
Salary and benefits	52,109	38,135	145,845	118,951
Station operations	21,064	19,114	63,453	58,670
Maintenance and repairs	22,562	18,310	64,590	56,773
Sales and marketing	7,808	4,514	22,269	15,727
Aircraft lease rentals	1,565	2,025	12,897	3,693
Depreciation and amortization	22,174	17,106	60,355	51,890
Other	14,016	11,243	37,826	32,758
Total operating expenses	236,162	199,642	715,543	633,224
OPERATING INCOME	28,867	29,232	142,551	124,455
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(101)	(214)	(173)	(384)
Interest income	(106)	(328)	(545)	(806)
Interest expense	7,097	2,257	13,817	6,739
Total other expense	6,890	1,715	13,099	5,549
INCOME BEFORE INCOME TAXES	21,977	27,517	129,452	118,906
PROVISION FOR INCOME TAXES	7,866	10,520	47,900	44,391
NET INCOME	14,111	16,997	81,552	74,515
Net loss attributable to noncontrolling interest	(61)	(109)	(340)	(283)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$14,172	$17,106	$81,892	$74,798
Earnings per share to common stockholders:
Basic	$0.80	$0.91	$4.56	$3.92
Diluted	$0.80	$0.91	$4.54	$3.90
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	17,605	18,629	17,848	18,925
Diluted	17,704	18,794	17,912	19,042

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$14,111	$16,997	$81,552	$74,515
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	(202)	63	(139)	158
Income tax benefit (expense) related to unrealized gain or loss on available-for-sale securities	66	(23)	54	(59)
Unrealized gain on derivative instrument, net	959	—	1,221	—
Income tax expense related to unrealized gain or loss on derivative activities	(343)	—	(452)	—
Total other comprehensive income	480	40	684	99
Total comprehensive income	14,591	17,037	82,236	74,614
Comprehensive loss attributable to noncontrolling interest	(61)	(109)	(340)	(283)
Comprehensive income attributable to Allegiant Travel Company	$14,652	$17,146	$82,576	$74,897

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$81,552	$74,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,355	51,890
Loss on aircraft and other equipment disposals	3,967	4,967
Provision for obsolescence of expendable parts, supplies and fuel	956	540
Amortization of deferred financing costs and original issue discount	(2,209)	481
Stock-based compensation expense	13,813	7,930
Deferred income taxes	1,332	(980)
Excess tax benefits from stock-based compensation	(3,339)	(1,628)
Changes in certain assets and liabilities:
Restricted cash	(7,151)	(3,803)
Accounts receivable	349	2,046
Expendable parts, supplies and fuel	2,070	(3,182)
Prepaid expenses	4,928	2,134
Other current assets	(3,741)	2,911
Accounts payable	6,194	(1,167)
Accrued liabilities	8,338	1,193
Air traffic liability	27,740	12,585
Net cash provided by operating activities	195,154	150,432
INVESTING ACTIVITIES:
Purchase of investment securities	(285,918)	(226,763)
Proceeds from maturities and sale of investment securities	204,306	219,387
Purchase of property and equipment, including pre-delivery deposits	(188,131)	(161,560)
Interest during refurbishment of aircraft	—	(123)
Proceeds from sale of property and equipment	295	494
Investment in unconsolidated affiliates, net	(48)	(2,310)
Change in deposits and other assets	506	10,224
Net cash used in investing activities	(268,990)	(160,651)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(41,787)	—
Excess tax benefits from stock-based compensation	3,339	1,628
Proceeds from exercise of stock options and stock-settled SARs	370	2,041
Proceeds from the issuance of long-term debt	385,300	48,000
Proceeds from sale of ownership interest in subsidiary	—	1,400
Repurchase of common stock	(129,323)	(79,990)
Principal payments on long-term debt	(155,577)	(19,225)
Payments for deferred financing costs	—	(204)
Net cash provided by (used in) financing activities	62,322	(46,350)
Net change in cash and cash equivalents	(11,514)	(56,569)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,711	89,557
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,197	$32,988
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$—	$473
Long-term debt assumed for aircraft	$141,960	$—
Assets sold in acquisition of ownership interest in subsidiary	$—	$1,225
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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and at that time, can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in stockholders’ equity. Excluded from the table below is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 7 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date. Cash equivalents have maturities of three months or less and short-term investments have maturities of greater than three months but equal to or less than one year and long-term investments are those with a maturity date greater than one year. Investment securities consisted of the following:

	As of September 30, 2014				As of December 31, 2013
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$35,795	$—	$—	$35,795	$20,172	$—	$—	$20,172
Certificates of deposit	10,038	3	—	10,041	—	—	—	—
Commercial paper	66,956	6	(10)	66,952	75,905	8	(2)	75,911
Municipal debt securities	137,936	30	(3)	137,963	181,870	17	(19)	181,868
Government debt securities	28,992	—	(29)	28,963	10,008	—	—	10,008
Corporate debt securities	141,153	1	(99)	141,055	45,150	—	(16)	45,134
Federal agency debt securities	$4,709	$1	$—	$4,710	$—	$—	$—	$—
Total	$425,579	$41	$(141)	$425,479	$333,105	$25	$(37)	$333,093

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized gains for the nine months ended September 30, 2014 and 2013.

Note 3 — Property and Equipment

As of September 30, 2014, the Company owned 53 MD-80 aircraft, six Boeing 757-200 aircraft, seven Airbus A320 aircraft and 15 Airbus A319 aircraft, which include 12 Airbus A319 aircraft on lease to a third party. The Airbus A320 aircraft and Airbus A319 aircraft are sometimes referred to collectively as Airbus A320 series aircraft.

Property and equipment consist of the following:

	As of September 30, 2014	As of December 31, 2013
Flight equipment	$936,462	$629,715
Ground property and equipment	90,065	73,638
Total property and equipment	1,026,527	703,353
Less accumulated depreciation and amortization	(309,469)	(251,769)
Property and equipment, net	$717,058	$451,584

In August 2014, the Company terminated the existing lease agreements and agreed to purchase eight Airbus A320 series aircraft subject to previously executed lease agreements. Concurrently with the execution of the agreement, the Company closed on the purchase of two of these aircraft which were previously on lease to the Company and were part of the Company’s operating fleet. The Company expects to take delivery of the remaining aircraft between December 2014 and December 2015. The financial impact of this transaction is reflected in the table above for the two purchased aircraft and in the contractual obligations table included in Note 10 - Commitments and Contingencies.

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

The following table summarizes the Company's total aircraft fleet as of September 30, 2014:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Average Age in Years
MD-88/83	53	166	24.8
B757-200	6	215	21.6
A319 (2)	15	156	10.0
A320	7	177	14.0
Total aircraft	81

(1)	Two of the Company's owned Airbus A319 aircraft are unencumbered. Refer to Note 4 - Long-Term Debt for further information on the Company's notes payable.
(2)
Of the 15 Airbus A319 aircraft at September 30, 2014, three Airbus A319 aircraft are in revenue service and included in the Company's operating fleet and 12 Airbus A319 aircraft currently are on lease to a European carrier until 2018.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of September 30, 2014	As of December 31, 2013
5.50% Senior Notes, due July 2019	$300,000	$—
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due November 2018	135,995	—
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	43,302	48,000
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	41,053	—
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	39,110	45,775
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	37,108	—
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,748	9,953
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	—	121,230
Note payable, secured by aircraft, interest at 4.65%, due July 2016	—	9,342
Total long-term debt	606,316	234,300
Less current maturities	51,895	20,237
Long-term debt, net of current maturities	$554,421	$214,063

Maturities of long-term debt, as of September 30, 2014, for the remainder of 2014 and for the next four years and thereafter, in aggregate, are:

September 30, 2014
2014	$13,200
2015	53,879
2016	55,554
2017	57,323
2018	112,601
Thereafter	313,759
Total	$606,316

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

Other

In June 2014, the Company assumed $142.0 million of debt in connection with the acquisition of 12 separate special purpose companies, each owning one Airbus A320 series aircraft. The notes payable assumed bear interest at LIBOR plus 3.08 percent and are payable in monthly installments through November 2018 when a balloon payment is due.

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

In October 2013, the Company borrowed $10.0 million under a loan agreement secured by real estate now used as the Company's headquarter offices. The note payable issued under the loan agreement bears interest at 2.86 percent per annum and is payable in monthly installments through October 2018 when a balloon payment of $8.5 million is due.

In November 2013, the Company borrowed $48.0 million under a loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the loan agreement bear interest at LIBOR plus 2.46 percent per annum and are payable in monthly installments through November 2019 when a balloon payment is due.

In the second quarter 2014, the Company prepaid in full the $8.5 million balance owed on its note payable secured by two Boeing 757-200 aircraft originally due in July 2016.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company's stock through open market purchases under its share repurchase program. During the nine months ended September 30, 2014, the Company repurchased 953,309 shares through open market purchases at an average cost of $103.44 per share for a total expenditure of $98,606. In addition to open market purchases during the nine months ended September 30, 2014, the Company repurchased shares through private transactions totaling 246,431 shares at current market prices. Refer to Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for detail on these transactions. Open market and private repurchases bring total repurchases for the first nine months of 2014 to 1,199,740 shares for a total expenditure of $129,323. During the nine months ended September 30, 2013, the Company repurchased 880,991 shares through open market purchases at an average price of $85.64 per share for a total expenditure of $75,449.

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

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, government debt securities, federal agency debt securities, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

For those assets classified as Level 2 that are not in active markets, the Company obtained fair value from pricing sources using quoted market prices for identical or comparable instruments and based on pricing models which include all significant observable inputs, including maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data. These inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset.

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

Assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$35,795	$35,795	$—	$—
Commercial paper	9,999	—	9,999	—
Municipal debt securities	7,283	—	7,283	—
Corporate debt securities	704	—	704	—
Total cash equivalents	53,781	35,795	17,986	—
Short-term investments
Municipal debt securities	122,204	—	122,204	—
Corporate debt securities	78,647	—	78,647	—
Commercial paper	56,953	—	56,953	—
Certificates of deposit	10,041	—	10,041	—
Federal agency debt securities	4,710	—	4,710	—
Total short-term investments	272,555	—	272,555	—
Long-term investments
Corporate debt securities	61,704	—	61,704	—
Government debt securities	28,963	—	28,963	—
Municipal debt securities	8,476	—	8,476	—
Derivative instrument	1,221	—	1,221	—
Total long-term investments	100,364	—	100,364	—
Total financial assets	$426,700	$35,795	$390,905	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,172	$20,172	$—	$—
Municipal debt securities	23,506	—	23,506	—
Total cash equivalents	43,678	20,172	23,506	—
Short-term investments
Municipal debt securities	122,325	—	122,325	—
Commercial paper	75,911	—	75,911	—
Corporate debt securities	45,134	—	45,134	—
Government debt securities	10,008	—	10,008	—
Total short-term investments	253,378	—	253,378	—
Long-term investments
Municipal debt securities	36,037	—	36,037	—
Total long-term investments	36,037	—	36,037	—
Total investment securities	$333,093	$20,172	$312,921	$—

The Company had no transfers between Level 1 and Level 2 assets for the nine months ended September 30, 2014 and no significant transfers between Level 1 and Level 2 assets during the year ended December 31, 2013.

The carrying amounts and estimated fair value of the Company's long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at September 30, 2014, are presented in the table below. The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	As of September 30, 2014
	Carrying value	Estimated fair value	Fair value level hierarchy
5.50% Senior Notes, due July 2019	$300,000	$307,500	Level 2
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due November 2018	135,995	134,842	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	43,302	43,037	Level 3
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	41,053	40,753	Level 3
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	39,110	38,724	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	37,108	36,836	Level 3
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,748	9,679	Level 3
Total	$606,316	$611,371

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

The following table presents the fair value of the Company's derivative instrument that was designated and qualified as part of a hedging relationship (in thousands):

		Fair Value (1)(2)
Derivative Designated as Hedging Instrument	Balance Sheet Location (1)	September 30, 2014	December 31, 2013
Foreign currency swap	Deposits and other assets	$1,221	$—

(1) The Company's derivative instrument is carried at fair value in its consolidated balance sheet after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. At September 30, 2014, no amounts were netted under a master netting arrangement and no collateral was held or placed with the counterparty.
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

The total notional value of the Company's derivative instrument that was designated and qualified for the Company's foreign currency cash flow hedge was $1.2 million as of September 30, 2014.

The following table presents the pretax impact that changes in the fair values of the derivative instrument designated as a cash flow hedge had on AOCI during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency swap	$343	$—	$452	$—

Note 8 — Income Taxes

For the three and nine months ended September 30, 2014, the Company did not have any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no accrued interest or penalties at September 30, 2014.

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

Both methods resulted in the same diluted net income per share for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, the second method which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares shown in and below the following table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income attributable to Allegiant Travel Company	$14,172	$17,106	$81,892	$74,798
Less: Net income allocated to participating securities	(90)	(135)	(586)	(563)
Net income attributable to common stock	$14,082	$16,971	$81,306	$74,235
Net income per share, basic	$0.80	$0.91	$4.56	$3.92
Weighted-average shares outstanding	17,605	18,629	17,848	18,925
Diluted:
Net income attributable to Allegiant Travel Company	$14,172	$17,106	$81,892	$74,798
Less: Net income allocated to participating securities	—	—	(584)	(559)
Net income attributable to common stock	$14,172	$17,106	$81,308	$74,239
Net income per share, diluted	$0.80	$0.91	$4.54	$3.90
Weighted-average shares outstanding	17,605	18,629	17,848	18,925
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	99	165	101	151
Adjusted weighted-average shares outstanding under treasury stock method	17,704	18,794	17,949	19,076
Participating securities excluded under two-class method	N/A	N/A	(37)	(34)
Adjusted weighted-average shares outstanding under two-class method	N/A	N/A	17,912	19,042

Stock awards outstanding of 50 shares for the three months ended September 30, 2014 and 75 shares for the nine months ended September 30, 2014 were excluded from the computation of diluted earnings per share as they were antidilutive. For the three and nine months ended September 30, 2013, stock awards outstanding of 33 shares and 191 shares were excluded, respectively.

Note 10 — Commitments and Contingencies

As of September 30, 2014, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Firm Commitments
Airbus A319	7
Airbus A320	3

The aircraft listed in the table above are scheduled for delivery starting in the last quarter of 2014 through 2016.

The table below summarizes the Company's commitments as of September 30, 2014, which primarily relate to the acquisition of aircraft, aircraft improvements, operating lease obligations, and other commitments primarily to acquire information technology services and assets and other capital expenditure projects.

As of September 30, 2014
Last three months of 2014	$73,987
2015	156,993
2016	47,303
2017	6,286
2018	46
After 2018	91
Total commitments	$284,706

As of September 30, 2014, the Company has adequate liquidity resourses and may use operating cash flows, future financing or cash balances to meet these future commitments. The Company can provide no assurance that financing for aircraft purchases will be available to the Company on acceptable terms when necessary or at all.

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Related Party Transactions

The buildings where the Company has maintained its headquarters and training facility during the nine months ended September 30, 2014 are leased from a limited liability company in which our Chief Executive Officer and one outside Director own a significant interest as non-controlling members. Under the terms of these agreements, the Company made rent payments totaling $2.5 million for the nine months ended September 30, 2014 and $2.1 million for the same period in 2013.

For the nine months ended September 30, 2014, Game Plane, LLC, a wholly owned subsidiary of the Company, paid $3.0 million in program development costs to Alpine Labs, LLC. Alpine Labs, LLC has partnered with Game Plane, LLC to produce and distribute game shows filmed on Company flights. The game shows are part of promotional efforts for the Company. The Company’s Chairman and Chief Executive Officer owns a 25 percent interest in and is on the managing board of Alpine Labs, LLC.

The Company, as part of its stock repurchase plan, agreed to repurchase all of Andrew Levy's, former President, Director, and Chief Operating Officer, previously unvested shares of restricted stock (23,623 shares) and all of his previously unexercised stock options (options to purchase 127,512 shares at exercise prices between $36.97 per share and $108.59 per share). The repurchases were made based on a stock price of $124.05 per share, which was the average closing price of the Company’s stock over the five trading days prior to the date of the separation agreement. As a result, the Company paid Mr. Levy approximately $8.5 million for the cancellation of these shares of restricted stock and stock options.

During the quarter, the Company repurchased 200,000 shares of the Company's common stock from Maurice Gallagher, Chairman and Chief Executive Officer, as part of the Company's stock repurchase program. The price paid was $126.20 per share, based on the average closing price over the five days preceding the transaction for a total purchase price of $25.2 million.

Note 12 — Subsequent Events

In October 2014, the Company purchased five additional buildings, totaling 82,000 square feet, adjacent to the Company's headquarters for approximately $10.1 million. The buildings are unencumbered and were acquired to facilitate the Company's future growth opportunities.

In October 2014, the Company entered into an agreement to purchase two Airbus A320 series aircraft. The Company expects to take delivery of the two Airbus A320 series aircraft in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2014 and 2013. Also discussed is our financial position as of September 30, 2014 and December 31, 2013. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third quarter 2014 results

During the third quarter of 2014, we achieved a 10.9 percent operating margin resulting in pretax income of $28.9 million compared to $29.2 million in the third quarter of 2013. The decrease was largely due to the departure of Andrew Levy, our former President and COO, as of September 30, 2014, which resulted in nonrecurring expenses of $7.3 million attributable to the acceleration of vesting of equity grants. Excluding these one-time expenses, we would have achieved a 13.7 percent operating margin and pretax income of $36.2 million.

Our total operating revenues in the third quarter of 2014 increased $36.2 million or 15.8 percent compared to the same period in the prior year. Total operating revenues improved due to an increase in scheduled service passengers of 13.6 percent in addition to a 2.1 percent increase in our average ancillary air-related charges per passenger year-over-year. The increase in average ancillary air-related charges was a result of continued strength in existing ancillary categories such as assigned seat fees, trip flex and priority boarding and newly implemented fee to print a boarding pass at the ticket counter which began in September 2014.

Our operating expense per ASM ("CASM") increased 6.0 percent from 10.58¢ for the three months ended September 30, 2013 to 11.21¢ for the same period of 2014. CASM and CASM, excluding fuel, were impacted by approximately $7.3 million of nonrecurring expenses due to the immediate vesting of all unvested stock options and restricted stock triggered by the departure of Andrew Levy, our former President and COO. Fuel efficiency trends continued during the three months ended September 30, 2014 with a decline of 4.9 percent in our year-over-year fuel expense per ASM. Our ASMs per gallon increased 2.8 percent to 68.9 for the three months ended September 30, 2014 compared to 67.0 for the same period in 2013. These results were driven by having ten Airbus A320 series aircraft in our operating fleet which accounted for approximately 21.6 percent of our ASMs during the quarter and 14.5 percent of our total in-service fleet.

As of September 30, 2014, we had $457.9 million in unrestricted cash and investment securities and $606.3 million of total debt, including current maturities. Our liquidity position continues to provide us with opportunities to return excess capital to shareholders and invest in strategic corporate initiatives, fleet growth, our share repurchase program, and our IT infrastructure. Our cash and non-cash capital expenditures totaled $330.1 million during the first nine months of 2014.

Aircraft

Operating Fleet

As of September 30, 2014, our total aircraft in service consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, three Airbus A319 aircraft, and seven Airbus A320 aircraft. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of September 30, 2014			As of December 31, 2013			As of September 30, 2013
	Own (b)	Lease	Total	Own (b)	Lease	Total	Own (b)	Lease	Total
MD82/83/88s (a)	53	—	53	52	—	52	52	—	52
B757-200	6	—	6	6	—	6	6	—	6
A319	3	—	3	1	2	3	1	2	3
A320	7	—	7	5	—	5	—	—	—
Total	69	—	69	64	2	66	59	2	61

(a)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: September 30, 2014 – 53; December 31, 2013 – 51; September 30, 2013 – 51.
(b)	Does not include aircraft owned, but not added to our operating fleet or temporarily stored as of the date indicated.

References below to Airbus A320 series aircraft include Airbus A319 aircraft and Airbus A320 aircraft.

Airbus Aircraft

In October 2014, we entered into an agreement to purchase two Airbus A320 series aircraft. We expect to take possession of these two Airbus A320 series aircraft in 2016.

In August 2014, we entered into an agreement to purchase eight Airbus A320 series aircraft which we had previously committed to lease. As of September 30, 2014, we have purchased two of these Airbus A320 series aircraft which had been in revenue service under leases since 2013. We expect to take possession of the remaining aircraft under this purchase agreement in 2014 and 2015 and expect to place these aircraft in service in 2015 and 2016.

In the second quarter 2014, we entered into purchase agreements for two Airbus A320 series aircraft. We expect to acquire these two Airbus A320 series aircraft in the second quarter of 2015 and first quarter of 2016.

In August 2013, we entered into purchase agreements for two Airbus A320 series aircraft. We expect to acquire these two Airbus A320 series aircraft in the fourth quarter of 2014 and place them in revenue service in 2015.

Fleet Plan

The following table provides the expected number of operating aircraft in service at the end of the respective quarters:

	December 31, 2014	December 31, 2015
MD-80 (166 seats)	53	53
B757-200	6	6
A319	4	8
A320	7	10
Total	70	77

Network

On September 30, 2014, we offered scheduled service on 231 routes into 13 leisure destinations. On September 30, 2014, we served 83 small cities in 39 states (including small cities and destinations) in our route network.

The following shows the number of destinations and small cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
Leisure destinations	13	14	14
Small cities served	83	86	74
Total cities served	96	100	88
Total routes	231	226	199

Trends and Uncertainties

Our fuel efficiency metrics continue to improve as we operated ten Airbus A320 series aircraft during the quarter which accounted for 21.6 percent of our total ASM production. Our fuel cost per ASM decreased 4.9 percent from 4.73¢ in third quarter 2013 to 4.50¢ in 2014 primarily due to a 2.8 percent increase in ASMs per gallon. In addition, our system average fuel cost per gallon decreased 2.2 percent from $3.17 for the third quarter of 2013 to $3.10 for the same period of 2014. Fuel costs in the long-term remain uncertain and fuel cost volatility could materially affect our future operating costs.

    During the third quarter 2014, we purchased two Airbus A320 series aircraft which were previously leased and already included in our operating fleet. We expect our MD-80 aircraft fleet to remain at 53 aircraft during 2014 and 2015. We believe our six Boeing 757-200 aircraft, our MD-80 aircraft fleet, the ten Airbus A320 series aircraft in service and the contracted acquisition of additional used Airbus A320 series aircraft will meet our aircraft needs to support our planned growth through 2015.

Our network grew from 199 routes as of September 30, 2013, to 231 routes at September 30, 2014. We expect to continue to aggressively manage capacity in our markets in an attempt to maximize profitability. Total scheduled service revenue per ASM ("TRASM") improved to 12.40¢ in the third quarter of 2014 compared to 12.26¢ for the same period in 2013, primarily due to a 2.1 percent increase in our year-over-year average ancillary air-related charges per passenger as a result of continued strength in existing ancillary categories such as assigned seat fees, trip flex and priority boarding and newly implemented fee to print a boarding pass at the ticket counter which began in September 2014. We continue to focus on operating a higher percentage of our flights during peak windows and a lower percentage of flights during off-peak windows. We believe this approach with our planned departure and ASM growth will contribute to the achievement of our profitability goals in the current operating environment.

We have three employee groups which have voted for union representation: pilots, flight attendants, and flight dispatchers. These three employee groups make up approximately 51.7 percent of our total employee base. We are currently in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups. Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	35.8	39.0
Salaries and benefits	19.7	16.7
Station operations	7.9	8.4
Maintenance and repairs	8.5	8.0
Sales and marketing	2.9	2.0
Aircraft lease rentals	0.6	0.9
Depreciation and amortization	8.4	7.5
Other	5.3	4.9
Total operating expenses	89.1%	87.4%
Operating margin	10.9%	12.6%

 Operating Revenue

Our operating revenue increased 15.8 percent to $265.0 million for the three months ended September 30, 2014, up from $228.9 million for the same period of 2013 primarily due to a 12.4 percent increase in scheduled service revenue and a 13.3 percent increase in ancillary revenue. The increase in scheduled service revenue was primarily attributable to a 13.6 percent increase in scheduled service passengers which, in turn, was driven by a 13.7 percent increase in scheduled service departures. Ancillary revenue improved due to a 2.1 percent increase in our year-over-year ancillary average air-related charges per passenger as a result of continued strength in existing ancillary categories such as assigned seat fees, trip flex and priority boarding and a newly implemented fee to print a boarding pass at the ticket counter which began in September 2014. Other revenue increased to $8.0 million for the three months ended September 30, 2014 from $1.2 million for the same period of 2013 as a result of aircraft lease revenue from the purchase in June 2014 of 12 Airbus A320 series aircraft currently on lease to a European carrier. Our operating margin decreased to 10.9 percent for the three months ended September 30, 2014 compared to 12.6 percent for the same period of 2013 due to nonrecurring compensation expenses triggered by the departure of Andrew Levy, our former President and COO. Excluding these nonrecurring compensation expenses, our operating margin would have been 13.7 percent.
Scheduled service revenue. Scheduled service revenue increased 12.4 percent to $166.9 million for the three months ended September 30, 2014, up from $148.5 million in the same period of 2013. The increase was driven by a 13.6 percent increase in the number of scheduled service passengers while scheduled service average fare decreased slightly to $86.01 for the three months ended September 30, 2014 compared to $86.94 for the same period of 2013. Scheduled service departures increased 13.7 percent while load factor and seats per departure remained relatively flat year-over-year.
Ancillary revenue. Ancillary revenue increased 13.3 percent to $85.2 million for the three months ended September 30, 2014, up from $75.2 million in the same period of 2013, primarily driven by a 16.0 percent increase in air-related charges largely attributable to a 13.6 percent increase in scheduled service passengers. Our air-related ancillary revenue per scheduled service passenger increased $0.80 primarily attributable to the implementation of a fee to print a boarding pass at the ticket counter in September 2014 as well as continued strength in existing ancillary categories such as assigned seat fees, trip flex and priority boarding. Third party products revenue decreased primarily due to lower hotel revenue.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three Months Ended September 30,		Percentage
	2014	2013	Change
Air-related charges	$39.79	$38.99	2.1%
Third party products	4.15	5.06	(18.0)%
Total ancillary revenue per scheduled service passenger	$43.94	$44.05	(0.2)%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended September 30,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$27,451	$28,741	(4.5)%
Cost of goods sold	(18,948)	(19,613)	(3.4)%
Transaction costs (a)	(452)	(482)	(6.2)%
Ancillary revenue - third party products	$8,051	$8,646	(6.9)%
As percent of gross ancillary revenue - third party	29.3%	30.1%	(0.8) pp
Hotel room nights	125,048	144,442	(13.4)%
Rental car days	198,794	195,259	1.8%

(a) Includes payment expenses and travel agency commissions.

During the three months ended September 30, 2014, we generated gross revenue of $27.5 million from the sale of third party products, which resulted in net revenue of $8.1 million. Net third party products revenue decreased 6.9 percent primarily due to a reduction in hotel room nights partially offset by an increase in the sale of rental car days. The 1.8 percent increase in rental car days sold was driven by an increase in scheduled service passengers to those markets where a higher percentage of rental car days are typically sold, such as Florida, and recently launched technology initiatives. Hotel revenue decreased as our previous pre-purchase agreement for discounted rooms in Las Vegas concluded in the third quarter of 2013 and was renewed late in the fourth quarter 2013 with rates that were not as attractive as the prior deal due to the improved Las Vegas hotel market.
Fixed fee contract revenue. Fixed fee contract revenue increased by $0.9 million to $4.9 million for the three months ended September 30, 2014, compared to the same period of 2013. Our fixed fee revenue is largely generated from charter flying for a casino operator and additional ad hoc contracts for football charters during the three months ended September 30, 2014 compared to the same period of 2013.
Other revenue. Other revenue increased $6.8 million to $8.0 million for the three months ended September 30, 2014 compared to the same period of 2013. This was primarily due to the aircraft lease revenue related to the 12 Airbus A320 series aircraft acquired in June 2014 on lease to a European carrier.
Operating Expenses

Our operating expenses increased 18.3 percent to $236.2 million for the three months ended September 30, 2014 compared to $199.6 million in the same period of 2013 as we increased capacity (ASMs) by 11.6 percent. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

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

	Three Months Ended September 30,		Percentage
	2014	2013	Change
Aircraft fuel	$48.10	$51.17	(6.0)%
Salary and benefits	26.43	21.88	20.8
Station operations	10.68	10.97	(2.6)
Maintenance and repairs	11.44	10.50	9.0
Sales and marketing	3.96	2.59	52.9
Aircraft lease rentals	0.79	1.16	(31.9)
Depreciation and amortization	11.24	9.81	14.6
Other	7.12	6.46	10.2
Operating expense per passenger	$119.76	$114.54	4.6%
Operating expense per passenger, excluding fuel	$71.66	$63.37	13.1%

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

	Three Months Ended September 30,				Percentage
	2014		2013		Change
Aircraft fuel	4.50	¢	4.73	¢	(4.9)%
Salary and benefits	2.47		2.02		22.3
Station operations	1.00		1.01		(1.0)
Maintenance and repairs	1.07		0.97		10.3
Sales and marketing	0.37		0.24		54.2
Aircraft lease rentals	0.07		0.11		(36.4)
Depreciation and amortization	1.05		0.90		16.7
Other	0.68		0.60		13.3
Operating expense per ASM (CASM)	11.21	¢	10.58	¢	6.0%
CASM, excluding fuel	6.71	¢	5.85	¢	14.7%

Aircraft fuel expense. Aircraft fuel expense increased 6.4 percent to $94.9 million for the three months ended September 30, 2014 compared to $89.2 million in the same period of 2013. The increase is primarily attributable to a 12.7 percent increase in total system departures year-over-year, which increased gallons consumed by 8.5 percent. On a fuel expense per ASM basis, we experienced a decrease of 4.9 percent due to a 2.2 percent decrease in average fuel cost per gallon from $3.17 to $3.10 and better fuel efficiency. Fuel efficiency as defined as ASMs per gallon increased predominantly due to a higher percentage of used Airbus A320 series aircraft in our operating fleet which accounted for 21.6 percent of our ASMs during the quarter compared to 5.6 percent of our ASMs in the same period of 2013. As a result of these factors, our aircraft fuel expense per passenger decreased by 6.0 percent for the three months ended September 30, 2014 when compared to the same period of 2013.
Salary and benefits expense. Salary and benefits expense increased 36.6 percent to $52.1 million for the three months ended September 30, 2014 up from $38.1 million in the same period of 2013. The increase is primarily attributable to a 15.6 percent increase in the number of full-time equivalent employees and a one-time expense of $7.3 million due to the departure of Andrew Levy, our former President and COO. Excluding this one-time expense, we would have experienced a 17.4 percent increase in salary and benefits expense. Headcount growth was mostly attributable to flight crews, flight operations and maintenance staff to support an 11.7 percent increase in the average number of aircraft in revenue service year-over-year and increasing Airbus A320 series aircraft operations. Salary and benefits expense continues to be pressured by crew training constraints that have negatively impacted our crew productivity and overall growth.
Station operations expense. Station operations expense increased 10.2 percent to $21.1 million for the three months ended September 30, 2014 compared to $19.1 million in the same period of 2013. A 12.7 percent increase in total system departures was offset by a 2.6 percent decrease in station operations expense per passenger from $10.97 for the three months ended September 30, 2013 to $10.68 for the same period of 2014. Station expense per departure decreased 2.4 percent year-over-year primarily due to our growth on the east coast mostly driven by a 30.8 percent increase in Florida markets where the per departure costs are on average 35.0 percent less than west coast markets such as Las Vegas.

Maintenance and repairs expense. Maintenance and repairs expense increased 23.2 percent to $22.6 million for the three months ended September 30, 2014 compared to $18.3 million in the same period of 2013. The increase was primarily attributable to an 11.7 percent increase in average operating fleet size from 61.8 aircraft for the three months ended September 30, 2013 to 69.0 aircraft for the same period 2014. In addition, we had two more heavy maintenance events during the three months ended September 30, 2014 compared to the same period in 2013. During the three month periods ended September 30, 2014, our maintenance expense per aircraft per month was approximately $109 thousand compared to $99 thousand in the same period last year.
Sales and marketing expense. Sales and marketing expense increased $3.3 million to $7.8 million for the three months ended September 30, 2014 compared to the same period of 2013 primarily due to a 6.3 percent increase of credit card fees per passenger year-over-year. We incurred increased advertising cost for the launch of three destinations from Cincinnati and a national ad campaign. Advertising expenses included a national ad campaign and the production costs related to the completion of our “Game Plane” game show contributed $1.5 million of sales and marketing expenses during the quarter. In the third quarter of 2014, we spent $0.84 per scheduled passenger in advertising versus $0.32 per passenger in the prior year.
Aircraft lease rentals expense. Aircraft lease rentals expense decreased from $2.0 million for the three months ended September 30, 2013 to $1.6 million for the three months ended September 30, 2014. The decrease in aircraft lease rentals expense relates to decreased need to contract for sub-service flying for scheduled routes compared to the same period in 2013 when subservice was required while we temporarily removed aircraft from service for necessary inspections.

Depreciation and amortization expense. Depreciation and amortization expense increased 29.6 percent to $22.2 million for the three months ended September 30, 2014, compared to $17.1 million in the same period of 2013. The increase was a result of our average number of owned aircraft in service increasing 11.7 percent to 69.0 aircraft for the three months ended September 30, 2014 compared to 61.8 aircraft for same period in 2013 and depreciation related to 12 owned Airbus A320 series aircraft currently on lease to a European carrier. Excluding these 12 leased, non-ASM producing aircraft, our depreciation and amortization expense per ASM would have decreased approximately 1.7 percent.
Other expense. Other expense increased 24.7 percent to $14.0 million for the three months ended September 30, 2014 from $11.2 million for the same period of 2013. The increase was primarily attributable to flight operations training costs driven by an 11.7 percent increase in average operating fleet size, transportation and lodging costs to move flight crews to support seasonal bases in Myrtle Beach and Los Angeles and continued use of outside support for ongoing IT projects.

Other (Income) Expense

Other (income) expense increased $5.2 million to an expense of $6.9 million for the three months ended September 30, 2014 from $1.7 million for the same period in 2013. The increase is due to additional interest expense from increased borrowings primarily driven by the issuance of $300.0 million of senior unsecured notes in June 2014.

Income Tax Expense

Our effective income tax rate decreased to 35.8 percent for the three months ended September 30, 2014 from 38.2 percent for the same period of 2013. The decrease is primarily due to foreign tax credits related to our acquisition of the ownership interests in 12 special purpose companies and the removal of the executive compensation tax deduction limitation related to the departure of Andrew Levy. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

The table below presents our operating expenses as a percentage of operating revenue for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Total operating revenues	100.0%	100.0%
Operating expenses:
Aircraft fuel	35.9	38.9
Salaries and benefits	17.0	15.7
Station operations	7.4	7.7
Maintenance and repairs	7.5	7.5
Sales and marketing	2.6	2.1
Aircraft lease rentals	1.5	0.5
Depreciation and amortization	7.0	6.8
Other	4.5	4.3
Total operating expenses	83.4%	83.5%
Operating margin	16.6%	16.5%

Operating Revenue

Our operating margin remained relatively flat year-over-year at 16.6 percent for the nine months ended September 30, 2014 compared to 16.5 percent for the same period of 2013. Our operating revenue increased 13.3 percent to $858.1 million for the nine months ended September 30, 2014, up from $757.7 million for the same period of 2013 primarily due to a 13.3 percent increase in scheduled service revenue and a 10.9 percent increase in ancillary revenue. Increases in scheduled service revenue and ancillary revenue were primarily driven by a 12.2 percent increase in scheduled service passengers as our total average fare increased slightly period over period. In addition, other revenue increased to $11.2 million for the nine months ended September 30, 2014, up from $2.1 million for the same period of 2013 as a result of the aircraft lease revenue from the purchase in June 2014 of 12 Airbus A320 series aircraft currently on lease to a European carrier.

Scheduled service revenue. Scheduled service revenue increased 13.3 percent to $559.6 million for the nine months ended September 30, 2014, up from $493.7 million in the same period of 2013. The increase was primarily driven by a 12.2 percent increase in the number of scheduled service passengers and a 1.0 percent increase in the average scheduled service fare year-over-year. Scheduled service departures increased 12.2 percent while our load factor and seats per departure remained relatively unchanged year-over-year.

Ancillary revenue. Ancillary revenue increased 10.9 percent to $276.8 million for the nine months ended September 30, 2014, up from $249.6 million in the same period of 2013. While air-related charges on a per passenger basis remained relatively flat year-over-year, a 12.2 percent increase in scheduled service passengers contributed to the increased revenues as well as increased revenues from existing ancillary categories such as assigned seat fees, priority boarding and trip flex resulting from the implementation of a new change fee policy. Third party products revenue decreased primarily due to lower hotel revenue.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
Air-related charges	$40.75	$40.49	0.6%
Third party products	4.65	5.47	(15.0)%
Total ancillary revenue per scheduled service passenger	$45.40	$45.96	(1.2)%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Nine Months Ended September 30,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$95,552	$96,950	(1.4)%
Cost of goods sold	(65,783)	(65,670)	0.2%
Transaction costs (a)	(1,430)	(1,547)	(7.6)%
Ancillary revenue - third party products	$28,339	$29,733	(4.7)%
As percent of gross ancillary revenue - third party	29.7%	30.7%	(1.0) pp
Hotel room nights	405,293	470,974	(13.9)%
Rental car days	725,138	684,149	6.0%

(a) Includes payment expenses and travel agency commissions

During the nine months ended September 30, 2014, we generated gross revenue of $95.6 million from the sale of third party products, which resulted in net revenue of $28.3 million. Net third party products revenue decreased 4.7 percent primarily due to a reduction of hotel room nights partially offset by an increase in rental car days. The increase of 6.0 percent in rental car days was driven by an increase in scheduled service passengers to those markets where more rental car days are typically sold, such as Florida, and recently launched technology initiatives. The reduction in hotel room sales, primarily in the Las Vegas market, was driven by a change in our pre-purchase agreement for discounted room rates in Las Vegas which concluded in the third quarter of 2013 and was renewed with rates which are not as attractive as the prior deal due to the improved Las Vegas hotel market.

Fixed fee contract revenue. Fixed fee contract revenue decreased 14.3 percent to $10.5 million for the nine months ended September 30, 2014, from $12.3 million in the same period of 2013. The decrease was driven by a 12.8 percent decrease year-over-year in fixed fee block hours flown, largely due to lack of crew availability for NCAA March Madness flying in the first quarter of 2014.

Other revenue. We generated other revenue of $11.2 million for the nine months ended September 30, 2014 compared to $2.1 million in the same period of 2013. This was primarily due to the aircraft lease revenue related to the 12 Airbus A320 series aircraft acquired in June 2014 on lease to a European carrier.

Operating Expenses

Our operating expenses increased 13.0 percent to $715.5 million for the nine months ended September 30, 2014 compared to $633.2 million in the same period of 2013 as we increased ASMs by 9.6 percent. We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category.

The following table presents operating expense per passenger for the indicated periods.

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
Aircraft fuel	$49.82	$53.29	(6.5)%
Salary and benefits	23.57	21.50	9.6
Station operations	10.25	10.61	(3.4)
Maintenance and repairs	10.44	10.26	1.8
Sales and marketing	3.60	2.84	26.8
Aircraft lease rentals	2.08	0.67	210.4
Depreciation and amortization	9.75	9.38	3.9
Other	6.12	5.92	3.4
Operating expense per passenger	$115.63	$114.47	1.0%
Operating expense per passenger, excluding fuel	$65.81	$61.18	7.6%

The following table presents unit costs, defined as Operating CASM, for the indicated periods.

	Nine Months Ended September 30,				Percentage
	2014		2013		Change
Aircraft fuel	4.55	¢	4.77	¢	(4.6)%
Salary and benefits	2.15		1.92		12.0
Station operations	0.94		0.95		(1.1)
Maintenance and repairs	0.95		0.92		3.3
Sales and marketing	0.33		0.25		32.0
Aircraft lease rentals	0.19		0.06		216.7
Depreciation and amortization	0.89		0.84		6.0
Other	0.56		0.53		5.7
Operating expense per ASM (CASM)	10.56	¢	10.24	¢	3.1%
CASM, excluding fuel	6.01	¢	5.47	¢	9.9%

Our overall cost per ASM increased 3.1 percent for the nine months ended September 30, 2014 compared to the same period in the prior year as increases in salary and benefits expense, aircraft lease rentals expense, and sales and marketing more than offset lower fuel cost per ASM. Fuel expense per ASM decreased 4.6 percent year-over-year due to our improved fuel efficiency as we operated ten Airbus A320 series aircraft and the average fuel cost per gallon decreased 1.6 percent. CASM, excluding fuel, was impacted by nonrecurring expenses related to aircraft sub-service, crew training, delay and loss of flight crew productivity, passenger displacement costs related to crew availability, and compensation expense due to the departure of Andrew Levy, our former President and COO. Sales and marketing expense per ASM increased as a result of higher credit card fees attributable to higher revenue and higher advertising expenses related to a national ad campaign and the production costs related to the completion of the first season of our "Game Plane" game show.

Aircraft fuel expense. Aircraft fuel expense increased 4.6 percent to $308.3 million for the nine months ended September 30, 2014, compared to $294.8 million in the same period of 2013. This change was due to a 6.2 percent increase in gallons consumed offset by a 1.6 percent decrease in the average fuel cost per gallon. The increase in gallons consumed is attributable to a 10.8 percent increase in total system departures offset by improved fuel efficiency. Fuel efficiency increased predominantly due to a higher percentage of used A320 series Airbus aircraft in our operating fleet which accounted for 20.4 percent of our ASMs for the nine months ended September 30, 2014 compared to only 3.6 percent during the same period in 2013.

Salary and benefits expense. Salary and benefits expense increased 22.6 percent to $145.8 million for the nine months ended September 30, 2014 up from $119.0 million in the same period of 2013. The increase is primarily attributable to a 15.6 percent increase in the number of full-time equivalent employees and a one-time expense of approximately $7.3 million due to the departure of Andrew Levy. Excluding this one-time expense, we would have experienced a 16.4 percent increase in salary and benefits expense. Headcount growth was mostly attributable to flight crews, flight operations and maintenance staff to support an 8.7 percent increase in the average number of aircraft in revenue service year-over-year and increasing Airbus A320 series aircraft operations.

Station operations expense. Station operations expense increased 8.2 percent to $63.5 million for the nine months ended September 30, 2014 compared to $58.7 million in the same period of 2013 as system departures increased 10.8 percent year-over-year. On a per passenger basis, station operations expenses decreased by 3.4 percent from $10.61 for the nine months ended September 30, 2013 to $10.25 for the same period in 2014 as an 11.9 percent increase in total system passengers outpaced the percentage increase in this line item. Additionally, on a per departure basis, station operations expense decreased 2.4 percent.

Maintenance and repairs expense. Maintenance and repairs expense increased 13.8 percent to $64.6 million for the nine months ended September 30, 2014, compared to $56.8 million in the same period of 2013. The increase was primarily attributable to an 8.7 percent increase in average operating fleet size from 63.2 aircraft for the nine months ended September 30, 2013 to 68.7 aircraft for the same period in 2014. In addition, we had six more heavy maintenance events during the nine months ended September 30, 2014 compared to the same period in 2013. During the nine months ended September 30, 2014, our maintenance expense per aircraft per month was approximately $104 thousand compared to $100 thousand in the same period last year.

Sales and marketing expense. Sales and marketing expense increased by $6.5 million to $22.3 million for the nine months ended September 30, 2014, compared to $15.7 million in the same period of 2013 primarily due to a 5.0 percent increase in credit card fees per passenger year-over-year. During the nine months ended September 30, 2014, we incurred higher advertising expenses related to a national ad campaign and the production costs related to the completion of the first season of our "Game Plane" game show. Additionally, we incurred higher advertising cost to support the launch of 17 new routes in the first nine months of 2014.

Aircraft lease rentals expense. We had $12.9 million in aircraft lease rentals expense for the nine months ended September 30, 2014 compared to $3.7 million in the same period of 2013. During the nine months ended September 30, 2014, we incurred $11.6 million in contracting sub-service flying needed due to crew training delays. Offsetting aircraft rental expense was the reduction of supplemental rents associated with probable return conditions on two Airbus A320 series aircraft which had been under operating leases. These aircraft were purchased from operating leases in the second quarter of 2014.

Depreciation and amortization expense. Depreciation and amortization expense increased 16.3 percent to $60.4 million for the nine months ended September 30, 2014, compared to $51.9 million in the same period of 2013. The increase was driven by an 8.7 percent increase in the average number of operating aircraft year-over-year. Additionally, during the second quarter of 2014, we began to depreciate 12 Airbus A320 series aircraft we purchased in June 2014 currently on lease to a European carrier.

Other expense. Other expense increased 15.5 percent to $37.8 million for the nine months ended September 30, 2014 from $32.8 million for the same period of 2013. The increase was primarily attributable to flight operations training costs driven by an 8.7 percent increase in average operating fleet size, non-capitalized IT development costs, and other administrative costs associated with our growth.

Other (Income) Expense

Other (income) expense increased $7.6 million to an expense of $13.1 million for the nine months ended September 30, 2014 from $5.5 million for the same period in 2013. The increase is due to the write off of unamortized deferred financing cost related to the prepayment of the $121.1 million balance of our senior secured term loan facility in the second quarter of 2014 and additional interest expense from increased borrowings primarily driven by the issuance of $300.0 million of senior unsecured notes in June 2014.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.0 percent for the nine months ended September 30, 2014 compared to 37.3 percent for the same period of 2013. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent
	2014	2013	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	1,971,917	1,742,961	13.1
Revenue passenger miles (RPMs) (thousands)	1,867,660	1,685,208	10.8
Available seat miles (ASMs) (thousands)	2,106,214	1,886,698	11.6
Load factor	88.7%	89.3%	(0.6)
Operating revenue per ASM (RASM)** (cents)	12.58	12.13	3.7
Operating expense per ASM (CASM) (cents)	11.21	10.58	6.0
Fuel expense per ASM (cents)	4.50	4.73	(4.9)
Operating CASM, excluding fuel (cents)	6.71	5.85	14.7
Operating expense per passenger	$119.76	$114.54	4.6
Fuel expense per passenger	$48.11	$51.17	(6.0)
Operating expense per passenger, excluding fuel	$71.66	$63.37	13.1
ASMs per gallon of fuel	68.9	67.0	2.8
Departures	13,607	12,077	12.7
Block hours	31,486	28,773	9.4
Average stage length (miles)	902	910	(0.9)
Average number of operating aircraft during period	69.0	61.8	11.7
Average block hours per aircraft per day	5.0	5.1	(2.0)
Full-time equivalent employees at end of period	2,315	2,003	15.6
Fuel gallons consumed (thousands)	30,566	28,169	8.5
Average fuel cost per gallon	$3.10	$3.17	(2.2)

Scheduled service statistics:
Passengers	1,940,348	1,707,639	13.6
Revenue passenger miles (RPMs) (thousands)	1,839,640	1,656,872	11.0
Available seat miles (ASMs) (thousands)	2,033,318	1,823,901	11.5
Load factor	90.5%	90.8%	(0.3)
Departures	12,925	11,368	13.7
Average passengers per departure	150	150	—
Scheduled service seats per departure	168.7	168.7	—
Block hours	30,265	27,559	9.8
Yield (cents)	9.07	8.96	1.2
Scheduled service revenue per ASM (PRASM) (cents)	8.21	8.14	0.9
Total ancillary revenue per ASM** (cents)	4.19	4.12	1.7
Total scheduled service revenue per ASM (TRASM)** (cents)	12.40	12.26	1.1
Average fare — scheduled service	$86.01	$86.94	(1.1)
Average fare — ancillary air-related charges	$39.79	$38.99	2.1
Average fare — ancillary third party products	$4.15	$5.06	(18.0)
Average fare — total	$129.95	$130.99	(0.8)
Average stage length (miles)	916	932	(1.7)
Fuel gallons consumed (thousands)	29,509	27,084	9.0
Average fuel cost per gallon	$3.16	$3.23	(2.2)
Percent of sales through website during period	93.8%	93.6%	0.2

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine Months Ended September 30,		Percent
	2014	2013	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	6,188,299	5,531,774	11.9
Revenue passenger miles (RPMs) (thousands)	5,979,798	5,482,699	9.1
Available seat miles (ASMs) (thousands)	6,776,554	6,184,503	9.6
Load factor	88.2%	88.7%	(0.5)
Operating revenue per ASM (RASM)** (cents)	12.66	12.25	3.3
Operating expense per ASM (CASM) (cents)	10.56	10.24	3.1
Fuel expense per ASM (cents)	4.55	4.77	(4.6)
Operating CASM, excluding fuel (cents)	6.01	5.47	9.9
Operating expense per passenger	$115.63	$114.47	1.0
Fuel expense per passenger	$49.82	$53.29	(6.5)
Operating expense per passenger, excluding fuel	$65.81	$61.18	7.6
ASMs per gallon of fuel	69.5	67.4	3.1
Departures	42,783	38,606	10.8
Block hours	102,300	95,196	7.5
Average stage length (miles)	925	936	(1.2)
Average number of operating aircraft during period	68.7	63.2	8.7
Average block hours per aircraft per day	5.5	5.5	—
Full-time equivalent employees at end of period	2,315	2,003	15.6
Fuel gallons consumed (thousands)	97,511	91,797	6.2
Average fuel cost per gallon	$3.16	$3.21	(1.6)

Scheduled service statistics:
Passengers	6,095,857	5,430,771	12.2
Revenue passenger miles (RPMs) (thousands)	5,901,375	5,400,035	9.3
Available seat miles (ASMs) (thousands)	6,599,798	5,997,938	10.0
Load factor	89.4%	90.0%	(0.6)
Departures	41,017	36,568	12.2
Average passengers per departure	149	149	—
Scheduled service seats per departure	168.6	168.4	0.1
Block hours	99,226	91,575	8.4
Yield (cents)	9.48	9.14	3.7
Scheduled service revenue per ASM (PRASM) (cents)	8.48	8.23	3.0
Total ancillary revenue per ASM** (cents)	4.19	4.16	0.7
Total scheduled service revenue per ASM (TRASM)** (cents)	12.67	12.39	2.3
Average fare — scheduled service	$91.80	$90.91	1.0
Average fare — ancillary air-related charges	$40.75	$40.49	0.6
Average fare — ancillary third party products	$4.65	$5.47	(15.0)
Average fare — total	$137.20	$136.87	0.2
Average stage length (miles)	939	957	(1.9)
Fuel gallons consumed (thousands)	94,875	88,716	6.9
Average fuel cost per gallon	$3.20	$3.26	(1.8)
Percent of sales through website during period	93.8%	93.7%	0.1

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $398.0 million at December 31, 2013 to $475.9 million at September 30, 2014. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability. Our restricted cash balance increased to $17.7 million as of September 30, 2014 compared to $10.5 million at December 31, 2013 due to higher required restricted balances related to fuel and airport contracts and an increase in ad hoc contracts for football charters.

During the first nine months of 2014, our primary sources of funds were $385.3 million of proceeds from the issuance of long-term debt and $195.2 million generated by our operations. Our operating cash flows and recent borrowings have allowed us to return cash to shareholders through cash dividends and stock repurchases and invest in the growth of our fleet, information technology infrastructure and development, and grow our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements. We believe we have more than adequate liquidity resources through our operating cash flows, recent borrowings and cash balances to meet our future contractual obligations.

Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2014, our operating activities provided $195.2 million of cash compared to $150.4 million during the same period of 2013. Operating cash inflows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased prior to the day on which travel is provided. The operating cash flows for the nine months ended September 30, 2014 and 2013 were impacted primarily by our results of operations, adjusted for non-cash depreciation and amortization expense, as well as changes in air traffic liability, accounts payable and accrued liabilities and with increases in certain line items being offset by decreases in others. The increased amount of cash from operations in the first nine months of 2014 compared to the same period in 2013 was primarily attributable to increased net income, as adjusted for non-cash depreciation and amortization expense, and a higher increase in air traffic liability.
Investing Activities. Cash used in investing activities was $269.0 million for the nine months ended September 30, 2014 compared to $160.7 million for the same period in 2013. During the nine months ended September 30, 2014, our primary use of cash was for purchases of property and equipment of $188.1 million and investment securities, net of maturities, of $81.6 million. For the nine months ended September 30, 2013, our use of cash from investing activities resulted from our purchases of property and equipment of $161.6 million and investment securities, net of maturities, of $7.4 million which were partially offset by returns of deposits and changes in other assets.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2014 was $62.3 million, compared to $46.4 million of cash used in financing activities for the same period in 2013. During the nine months ended September 30, 2014, we received $385.3 million of proceeds from issuance of long-term debt which were partially offset by principal payments on long-term debt of $155.6 million, stock repurchases of $129.3 million and cash dividends of $41.8 million. During the nine months ended September 30, 2013, we made $19.2 million of principal payments on long-term debt and $80.0 million of stock repurchases, which were offset by $48.0 million of proceeds from debt issued during the period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change to these policies during the nine months ended September 30, 2014.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the effect of economic conditions on leisure travel, debt balances, debt covenants, terrorist attacks, risks inherent to airlines, availability of pilots, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, an accident involving or problems with our aircraft, our reliance on our automated systems, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 43.1 percent of our operating expenses for the nine months ended September 30, 2014. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2014, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $9.4 million for the three months ended September 30, 2014 and approximately $30.6 million for the nine months ended September 30, 2014. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at September 30, 2014, which totaled $86.2 million in cash and cash equivalents and $272.6 million of short-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2014 would have affected interest income from cash and investment securities by $1.0 million and $2.1 million, respectively.

As of September 30, 2014, we had $257.5 million, including current maturities, of variable-rate notes payable. A hypothetical 100 basis point change in interest rates in the three and nine months ended September 30, 2014 would have affected interest expense by $0.5 million and $1.1 million, respectively.

As of September 30, 2014, we had $348.9 million, including current maturities, of fixed-rate debt. A hypothetical 100 basis point change in market interest rates in the three and nine ended September 30, 2014 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2013, the International Brotherhood of Teamsters ("IBT") commenced an action in federal court on behalf of Allegiant Air's pilots claiming that we unilaterally changed existing work rules in violation of the Railway Labor Act ("RLA"). The proceeding seeks injunctive and make-whole relief requiring Allegiant to return to the "status quo" as it existed before the implementation of a new flight crew scheduling system to comply with revised Federal Aviation Administration ("FAA") pilot flight, duty and rest regulations that became effective in January 2014, pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices affecting the pilots, including changes to our FAA compliant crew scheduling system to better account for pilot seniority and to provide greater predictability for the pilots. Although we do not believe we will be materially adversely affected by the preliminary injunction as we believe the changes to our policies can be effected without incurring material additional expense or a material disruption to our operations, we have appealed the order. We simultaneously are proceeding with discovery with respect to IBT's request for permanent injunctive relief.

We are subject to certain other legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

See Part I, Item 1A., “Risk Factors,” of our 2013 Annual Report on Form 10-K as filed on February 28, 2014 and Part II, Item 1A., “Risk Factors” of our Form 10-Q for the quarter ended June 30, 2014 for a detailed discussion of the risk factors affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended September 30, 2014, we repurchased 583,808 shares under our share repurchase program authority in open market purchases and private transactions, at an average cost of $122.36 per share, for a total expenditure of $55.8 million. In addition, we repurchased 9,526 shares during the quarter from employees who vested in a portion of their restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements.

The following table reflects our repurchases of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Purchased Shares Not Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2014	119,025	$118.44	119,025	—	$53,559,571
August 2014	113,648	119.36	104,122	9,526	41,207,714
September 2014 (1) (2)	351,135	125.97 (3)	351,135	—	7,418,322
Total	583,808	$122.36	574,282	9,526	$ 7,418,322 (4)

(1)
Includes the private repurchase of 200,000 shares of stock from Maurice Gallagher at $126.20 per share (based on the average closing price over the five days preceding the transaction on September 11, 2014) and 23,623 shares of Andrew Levy's previously unvested shares of restricted stock at $124.05 per share (the average closing price of our stock over the five trading days prior to the date of his separation agreement dated September 30, 2014).

(2)
Includes the cash-out of Andrew Levy's previously unexercised stock options (options to purchase 127,512 shares at exercise prices between $36.97 per share and $108.59 per share). The instruments were canceled and payout was made based on a stock price of $124.05 per share, which was the average closing price of our stock over the five trading days prior to the date of his separation agreement.

(3)
The cash-out of Andrew Levy's previously unexercised stock options was based on the stock price in excess of the options' exercise price and is excluded from the average price paid per share calculation.

(4)	Increased to $100.0 million by Board action taken in October 2014.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1
Aircraft Sale and Purchase Agreement dated August 5, 2014, between Sunrise Asset Management, LLC and NAS Investments 3, Inc. as amended by Amendment No. 1 to the Aircraft Sale and Purchase Agreement dated September 17, 2014. (4)

10.2	Separation Agreement and Mutual Release of All Claims effective as of September 30, 2014, between the Company and Andrew C. Levy.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2014 and September 30, 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2014 and September 30, 2013, (iv) Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2014 and September 30, 2013, and (v) the Notes to the Consolidated Financial Statements. (3)

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

ALLEGIANT TRAVEL COMPANY

Date: November 10, 2014	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer