Form 10-Q/A
period 2014-09-30
Allegiant Travel CO
filed 2014-11-14
CIK 1362468

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Allegiant Travel Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 10, 2014 (the “Form 10-Q”), is solely to attach a revised Certification as Exhibit 32 to correct a typographical error.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
10.1
Aircraft Sale and Purchase Agreement dated August 5, 2014, between Sunrise Asset Management, LLC and NAS Investments 3, Inc. as amended by Amendment No. 1 to the Aircraft Sale and Purchase Agreement dated September 17, 2014. (3)(4)

10.2	Separation Agreement and Mutual Release of All Claims effective as of September 30, 2014, between the Company and Andrew C. Levy. (3)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer (3)
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer (3)
32	Section 1350 Certifications
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014, formatted in XBRL includes: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2014 and September 30, 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2014 and September 30, 2013, (iv) Consolidated Cash Flow Statements for the fiscal periods ended September 30, 2014 and September 30, 2013, and (v) the Notes to the Consolidated Financial Statements. (3)(5)

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on February 26, 2013.
(3)	Previously filed with the initial filing of this Form 10-Q on November 10, 2014.
(4)
Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(5)
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

ALLEGIANT TRAVEL COMPANY

Date: November 13, 2014	By:	/s/ Scott Sheldon
Scott Sheldon
Principal Financial Officer