Form 10-K
period 2014-12-31
Allegiant Travel CO
filed 2015-02-26
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to  ____

Commission File Number 001-33166
Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4745737
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1201 North Town Center Drive
Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2014, was approximately $1,600,000,000 computed by reference to the closing price at which the common stock was sold on the Nasdaq Global Select Market on that date. This figure has been calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 2, 2015 was 17,411,534.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 18, 2015, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 70.

Allegiant Travel Company

Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel service and product offerings which distinguish us from other travel companies. We operate a low-cost passenger airline marketed to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flying arrangements. Our developed route network, pricing philosophy, advertising, and product offerings built around sending customers to premier leisure destinations, are all intended to appeal to leisure travelers and make it attractive for them to purchase travel services and products from us.

A brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 2, 2015, our operating fleet consisted of 53 MD-80 aircraft, 11 A320 series aircraft, and six Boeing 757-200 aircraft providing service on 229 routes to 94 cities. Based on recent announcements, we expect service will expand to 271 routes and 105 cities by August 2015.

Air-related ancillary products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, food and beverage purchases on board, and other air-related services.

Third party ancillary products and services.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show tickets) for sale to our passengers.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Other revenue. Consists principally of lease payments on aircraft or engines that we own and are being leased to third parties. We may choose to temporarily act as a lessor when we have opportunistically acquired aircraft or engines while on lease to a third party. Upon the expiry of the lease, we would expect to operate the assets ourselves.

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is http://www.allegiantair.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Unique Business Model

We have developed a unique business model that focuses on leisure travelers in small and medium sized cities. The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industries. Our focus on the leisure customer allows us to eliminate the costly complexities burdening others in our industry in their goal to be all things to all customers, particularly most other airlines which target the business customer.

Traditional Airline Approach		Allegiant Approach
•	Focus on business travelers	•	Focus on leisure travelers
•	Provide high frequency service from big cities	•	Provide low frequency service from small and medium-sized cities
•	Use smaller aircraft to provide connecting service from smaller markets through hubs	•	Use larger jet aircraft to provide nonstop service from under-served cities direct to leisure destinations
•	Sell through various intermediaries	•	Sell only directly to travelers
•	Offer flight connections	•	No connecting flights offered
•	Use code-share arrangements to increase passenger traffic	•	Do not use code-share arrangements

We have established a route network with a national footprint, providing service on 229 routes between 81 under-served cities and 13 leisure destinations, and serving 40 states as of February 2, 2015. In most of these cities, we provide service to more than one of our leisure destinations. We currently provide service to the popular leisure destinations of Las Vegas, Nevada; Orlando, Florida; Phoenix, Arizona; Tampa/St. Petersburg, Florida; Los Angeles, California; Ft. Lauderdale, Florida; Punta Gorda, Florida; the San Francisco Bay Area, California; Honolulu, Hawaii; Palm Springs, California; and West Palm Beach, Florida. We provide service on a seasonal basis to San Diego, California, and Myrtle Beach, South Carolina, and have recently commenced service to New Orleans, Louisiana and Jacksonville, Florida in February 2015.

The geographic diversity of our route network protects us from regional variations in the economy and helps to insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base.

In developing a unique business model, our ancillary offerings including the sale of third party products and services, have been a significant source of our total operating revenue growth. We have increased ancillary revenue per passenger from $5.87 in 2004 to $45.93 in 2014. We own and manage our own air reservation system, giving us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Leisure customers in under-served cities

We believe small and medium sized cities represent a large, under-served, market, especially for leisure travel. Prior to the initiation of our service, leisure travelers from these city markets had limited desirable options to reach leisure destinations because existing carriers are generally focused on connecting business customers through their hub-and-spoke networks. We have more recently begun to serve medium sized cities, to which major carriers have reduced service, creating a void for us to fill with limited or no direct nonstop competition.

These factors provide us with significant growth opportunities in both small and medium-sized city markets. We believe our nonstop service, along with our low prices and leisure company relationships, make it attractive for leisure travelers to purchase our travel services and products. The size of these markets, and our focus on the leisure customer, allow us to adequately serve our markets with less frequency and to vary our air transportation capacity to match seasonal and day of the week demand patterns.

By focusing on under-served cities, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our typical small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections or long drives to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand because there is typically a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost carriers (“LCCs”) generally focused on larger markets.

Capacity management

The aggressive management of our seat capacity includes increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. During 2014, our system average block hours per aircraft per day was just 5.4. During our peak demand period in March, we averaged 6.9 system block hours per aircraft per day while in September, our lowest month for demand, we averaged 3.8 system block hours per aircraft per day. Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA during winter months. Therefore, we seasonally adjust the frequency of our Bellingham-Palm Springs route from two flights per week in the summer, to six or more flights per week in the winter. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we concentrate our flights on high demand leisure travel days and fly only a very small portion of our schedule on low demand days such as Tuesdays and Wednesdays.

Our strong ancillary revenue production, coupled with the ability to spread costs over a larger number of passengers, has allowed us to operate profitably throughout periods of high fuel prices and economic recession. We price our fares and actively manage our capacity to target a 90 percent load factor. In addition, low aircraft ownership costs facilitate our ability to adjust service levels quickly, and maintain profitability during difficult economic times.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile or operating CASM was 10.95¢ and 10.33¢ in 2014 and 2013, respectively. Excluding the cost of fuel, our operating CASM was 6.61¢ for 2014 and 5.60¢ for 2013. Our 2014 CASM was adversely affected by a one-time impairment charge to our Boeing 757 fleet and other non-recurring charges which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. We continue to focus on maintaining low operating costs through the following tactics and strategies:

Cost-driven schedule.  We design our flight schedule to concentrate our aircraft each night at our crew bases which allows us to better utilize personnel, airport facilities, aircraft, spare parts inventory, and other assets. We believe leisure travelers are generally less concerned about departure and arrival times than business travelers so we are able to schedule flights at times that enable us to reduce costs while remaining desirable for our leisure customers.

Low aircraft ownership costs.  We believe we properly balance low aircraft ownership costs and operating costs to minimize our total costs. As of February 2, 2015, our operating fleet consists of 53 MD-80 series aircraft, 11 Airbus A320 series aircraft, and six Boeing 757-200 aircraft. Our fleet has been substantially less expensive to acquire than newer narrow body aircraft.

We continue to see the used Airbus A320 series aircraft market to be similar to the market we experienced when we began adding MD-80 aircraft to our fleet in 2001. We believe the current market conditions for used Airbus A320 series aircraft have been driven by high production rates of new classic engine option ("CEO") aircraft, and refleeting strategies for new engine option ("NEO") narrow body aircraft by both air carriers and aircraft lessors. The addition of these used Airbus A320 series aircraft has allowed us to maintain low aircraft ownership costs consistent with our business model.

Simple product.  We believe offering a simple product is critical to achieving low operating costs. As such, we sell only nonstop flights; we do not code-share or interline with other carriers; we have a single class cabin; we do not provide any free catered items - everything on board is for sale; we do not overbook our flights; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels to avoid the fees charged by travel web sites (such as Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (such as Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters, or for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 93.8 percent of our scheduled service revenue during 2014. We believe our percentage of website sales is among the highest in the U.S. airline industry.

Small and medium-sized city market airports.  Our business model focuses on residents of small and medium-sized cities in the United States. Typically the airports in these cities have lower operating costs than airports in larger cities. These lower costs are driven by less expensive passenger facilities, landing, and ground service charges. In addition to inexpensive airport costs, many of our airports provide marketing support which results in lower marketing costs.

Ancillary product offerings

We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have unbundled the air transportation product by charging fees for services many U.S. airlines historically bundled in their product offering. We offer a simple base product at an attractive low fare, which enables us to stimulate demand and generate incremental revenue as customers pay additional amounts for conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value.

Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars, airport shuttle service, show tickets, and other attractions. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have direct contracts with more than 540 hotel and casino resort properties throughout the country, which allow us to provide hotel rooms in packages sold to our customers. In addition, we have an exclusive agreement with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel. Pricing of most third party products is based on a net-pricing model. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel through our booking engine without any intermediaries.

Strong financial position

As of December 31, 2014, we had $416.8 million of unrestricted cash, cash equivalents and investment securities, and total debt of $593.1 million. In the second quarter of 2014, we completed an offering of $300.0 million aggregate principal amount of a new series of unsecured notes due in 2019. We also prepaid our $125.0 million senior secured term loan facility (“Term Loan”), scheduled to mature in 2017. Our ability to generate operating cash flows with our capital structure has allowed us to grow profitably with generation of net income in 12 consecutive years. We believe we have more than adequate resources to invest in the growth of our fleet, information technology, infrastructure, and development, while meeting short-term obligations.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into Las Vegas, Orlando, Phoenix and other Florida, and California destinations from under-served cities across the continental United States. Our scheduled service route network as of February 2, 2015 is summarized below:

Routes to Orlando	50
Routes to Las Vegas	44
Routes to Phoenix	34
Routes to Tampa Bay/St. Petersburg	35
Routes to Punta Gorda	22
Routes to Los Angeles	19
Other routes	25
Total routes	229

Marketing and Distribution

Our website is our primary distribution method, and we also sell through our call center and at our airport ticket counters. This distribution mix creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them. We are also able to utilize customer email addresses in our database, which provides multiple cost effective opportunities to market products and services, including at the time of travel purchase, between purchase and travel, and after travel is complete. In addition, we market products and services to our customers during the flight. We believe the breadth of options we offer allows us to provide a “one-stop” shopping solution to enhance our customer's travel experience.

Our low cost distribution strategy results in reduced expenses by avoiding the fees associated with the use of GDS distribution points. This distribution strategy also permits us to closely manage ancillary product offerings and pricing while developing and maintaining a direct relationship with our customers. We believe this continuous communication will result in substantial benefits over time. With our own automation system, we have the ability to continually change ancillary product offerings and pricing points, which allows us to find the optimal pricing levels for our various offerings. We believe this would be difficult and impractical to achieve through the use of the global distribution systems.

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, fuel prices, industry capacity, and pricing actions taken by other airlines. The principal competitive factors in the airline industry are price, schedule, customer service, routes served, types of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer programs.

Our competitors include legacy airlines, LCCs, regional airlines, and new entrant airlines. Many of these airlines are larger, have significantly greater financial resources and serve more routes than we do. In a limited number of cases, following our entry into some markets, competitors have chosen to add service, reduce their fares, or both. In a few cases, other airlines have entered after we have developed a market.

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 2, 2015, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, St. Petersburg-Clearwater International Airport, Phoenix-Mesa Gateway Airport, and Punta Gorda Airport. Although no other domestic scheduled carriers operate in these airports, most U.S. airlines serve the nearby major airports serving Orlando, Phoenix, Tampa and Ft. Myers. In addition, most U.S. airlines serve Las Vegas, Los Angeles, Ft. Lauderdale, the San Francisco Bay area, San Diego, and Honolulu. As a result, there is potential for increased competition on these routes.

As of February 2, 2015, we face mainline competition on only 24 of our 229 routes. The recent addition of service to a number of new cities on the East Coast increased the amount of routes on which we face direct competition. We compete with Southwest Airlines on 11 routes: five routes into Las Vegas, one route between the San Francisco Bay area and Phoenix, two routes into Orlando, two routes into Tampa, and one route into Ft. Myers. We compete with Frontier Airlines on six routes: three routes into Orlando, and one route into Las Vegas, Phoenix, and Ft. Lauderdale. We compete with Delta Airlines on seven routes: one route into Las Vegas, Phoenix, Orlando, Tampa, Ft. Myers, Ft. Lauderdale, and Honolulu.

We also face competition with American Airlines, Hawaiian Airlines, and United Airlines on our Hawaii routes. We also compete with US Airways on one route between Phoenix and the San Francisco Bay area, with Alaska Air between Las Vegas and Bellingham, and with Spirit Airlines between Plattsburgh and Ft. Lauderdale. In addition, we compete with smaller regional jet aircraft on several routes, including Eugene-Los Angeles (American Airlines), Medford-Los Angeles (United Airlines), and Northwest Arkansas-Los Angeles (American Airlines). We will also experience additional competition on recently announced routes.

Indirectly, we compete with Southwest, American, Delta, and other carriers that provide nonstop service to our leisure destinations from airports near our markets. For example, we fly from Bellingham, Washington, which is a two-hour drive from Seattle-Tacoma International Airport, where travelers can access nonstop service to Las Vegas, Los Angeles, Phoenix, San Diego, Palm Springs, and San Francisco on various other carriers. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets. For example, travelers can travel to Las Vegas from Peoria on United, American or Delta, although all of these legacy carriers currently utilize regional aircraft to access their hubs and mainline jets to access Las Vegas. Several airlines also offer competitive one-stop service from the medium-sized cities we have begun to serve. Legacy carriers offering hub-and-spoke service with connecting flights tend to charge substantially higher fares and have a much longer elapsed time of travel.

We also face indirect competition from automobile travel in our short-haul markets, primarily in our Florida leisure destinations. We believe our low cost pricing model and the convenience of air transportation help us compete favorably against automobile travel.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service, and reputation.

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

Employees

As of December 31, 2014, we employed 2,411 full-time equivalent employees, which consisted of 2,245 full-time and 319 part-time employees. Full-time equivalent employees consisted of 516 pilots, 697 flight attendants, 146 airport operations personnel, 232 mechanics, 120 reservation agents, 53 flight dispatchers, and 647 management and other personnel.

Salaries and benefits expense represented approximately 20 percent of total operating expenses during 2014, 19 percent and 17 percent during 2013 and 2012, respectively. We have three employee groups which elected union representation, consisting of approximately 53 percent of our total employees. We are in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups.

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

Employee Group	Representative	Status of Agreement

Pilots	International Brotherhood of Teamsters, Airline Division	Elected representation in August 2012. In mediation phase of the negotiation process.
Flight Attendants	Transport Workers Union	Elected representation in December 2010. In mediation phase of the negotiation process.
Flight Dispatchers	International Brotherhood of Teamsters, Airline Division	Elected representation in December 2012. In negotiation stage of process.

If we are unable to reach a labor agreement with these employee groups, they may seek to institute work interruptions or stoppages. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

In January 2015, the International Brotherhood of Teamsters (IBT) asked the NMB to make a proffer of arbitration with respect to the pilot negotiations. In response to an NMB request to comment on the IBT’s request for a proffer, we met with the NMB and have taken the position that the request is unwarranted and an abuse of NMB's processes, and that the parties should remain in negotiations. According to the IBT, it conducted a vote among the pilots regarding whether to strike, if and when they obtain the legal ability to do so, and the results of the vote were that the pilots authorized a strike.

Aircraft Maintenance

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

 Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers, and workers’ compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss.
Through the 2003 Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), the federal government has, in the past, provided war-risk insurance coverage to commercial carriers, including coverage for losses from terrorism, for passengers, third parties (ground damage), and the aircraft hull. However, since the government-provided supplemental coverage from the Wartime Act was set to expire on September 30, 2014, we canceled our government provided war-risk insurance coverage, effective the same date, and purchased comparable coverage in the commercial insurance marketplace. Although we were able to purchase comparable coverage, available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided and may not be adequate to protect us from risk of loss from future acts of terrorism.

Government Regulation

We are subject to federal, state and local laws affecting the airline industry and to extensive regulation by the DOT, the FAA, and other governmental agencies.

DOT.  The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices, and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT has the authority to investigate and institute proceedings to enforce its regulations and related federal statutes, and may assess civil penalties, suspend or revoke operating authority, and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to a particular community if such cessation would leave the community without scheduled airline service.

We hold DOT certificates of public convenience and necessity authorizing us to engage in (i) scheduled air transportation of passengers, property, and mail within the United States, its territories and possessions, and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries), and (ii) charter air transportation of passengers, property, and mail on a domestic and international basis. We also hold DOT authority to engage in scheduled air transportation of passengers, property and mail between Las Vegas, Cabo San Lucas, and Hermosillo, Mexico (Mexico being a non "open skies" country).

FAA.  The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations, and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operation specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview and to modify, suspend or revoke our authority to provide air transportation, or to modify, suspend, or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations, and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs frequent spot inspections of our aircraft, employees and records.

The FAA also has the authority to promulgate rules and regulations and issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, increased security precautions, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft, and operational requirements and procedures. Such rules, regulations and directives are normally issued after an opportunity for public comment, however, they may be issued without advance notice or opportunity for comment if, in the FAA’s judgment, safety requires such action.

We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies and we hold all necessary operating and airworthiness authorizations, certificates, and licenses.

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

Aviation Taxes and fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. Most recently, Congress adopted the FAA Modernization and Reform Act of 2012, which extended most commercial aviation taxes (known generally as Federal Excise Taxes or "FET") through September 30, 2015. All carriers collect these taxes from passengers and pass them through to the federal government.

In addition to FET, there are federal fees related to services provided by the Department of Homeland Security, TSA, and, in the case of international flights, the U.S. Customs and Border Protection ("CBP"), the U.S Immigration and Naturalization Service ("INS"), and the U.S. Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized periodically. However, in an effort to reduce the federal deficit by generating more government revenue, Congress approved legislation in December 2013 that (i) increased the TSA fee paid by passengers from $2.50 per segment to $5.60 per one-way trip, effective July 2014, while (ii) eliminating a security fee paid by airlines directly, called the Aviation Security Infrastructure Fee, effective October 2014.

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

Our labor relations are covered under the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board.

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

We are also subject to state and local laws, regulations, and ordinances at locations where we operate and to the rules and regulations of various local authorities that operate the airports we serve. None of the airports in the cities in which we operate have slot control, gate availability, or curfews that pose meaningful limitations on our operations. However, some airports we serve have short runways that require us to operate some flights at less than full capacity.

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

Future Laws and Regulations.  Congress, the DOT, the FAA, the TSA, and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership, and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the TSA, other agencies, or Congress, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

     Fuel costs constitute a significant portion of our total operating expenses, representing approximately 39.6 percent, 45.8 percent and 48.7 percent during 2014, 2013 and 2012, respectively. Significant increases in fuel costs have negatively affected our operating results in the past and future fuel cost volatility could materially affect our financial condition and results of operations.

Both the cost and availability of aircraft fuel are subject to many economic and political factors and events occurring throughout the world over which we have no control. Meteorological events may also result in short-term disruptions in the fuel supply. Aircraft fuel availability is also subject to periods of market surplus and shortage and is affected by demand for heating oil, gasoline, and other petroleum products. Because of the effect of these events on the price and availability of aircraft fuel, our ability to control this cost is limited and the price and future availability of fuel cannot be predicted with any degree of certainty. Due to the high percentage of our operating costs represented by fuel, a relatively small increase in the price of fuel could have a significantly negative impact on our operating costs. A fuel supply shortage or higher fuel prices could possibly result in curtailment of our service during the period affected.

We have made a business decision not to purchase financial derivatives to hedge against increases in the cost of fuel. This decision may make our operating results more vulnerable to the impact of fuel price increases.

Unfavorable economic conditions may adversely affect travel from our markets to our leisure destinations.

The airline industry is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced discretionary spending for leisure travel. Unfavorable economic conditions could impact demand for airline travel in our small and medium-sized cities or to our leisure destinations. During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor, or other operating costs, which could adversely affect our results of operations and financial condition.

Our reputation and financial results could be harmed in the event of an accident or new regulations affecting aircraft in our fleet.

As of February 2, 2015, our operating fleet consists of 53 MD-80 series aircraft, 11 A320 series aircraft, and six Boeing 757-200 aircraft. All of our aircraft were acquired used and range from 10 to 29 years from their manufacture date at February 2, 2015.

An accident involving one of our aircraft, even if fully insured, could cause a public perception that we are less safe or reliable than other airlines, which would harm our business. Further, there is no assurance that the amount of insurance we carry would be sufficient to protect us from material loss. Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

The FAA could suspend or restrict the use of our aircraft in the event of actual or perceived mechanical problems, whether involving our aircraft or another U.S. or foreign airline’s aircraft, while it conducts its own investigation. Our business could also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the aircraft we utilize or associated engine types because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving these aircraft or associated engine types.

Increased labor costs could result from industry profitability and could be impacted by labor-related disruptions.

Labor costs constitute a significant percentage of our total operating costs and are our largest non-fuel cost. Pressure to increase compensation rates often follows periods of profitability. Our continuing high operating margins and the high levels of profitability in the airline industry are likely to increase our compensation costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have three employee groups (pilots, flight attendants, and flight dispatchers) who have elected union representation. These groups represent a majority of our employees. We are currently in negotiations for initial collective bargaining agreements with the unions representing each of these employee groups. Union contracts could also put pressure on our labor costs in the long-term.

If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

 Our substantial indebtedness could materially adversely affect our financial health.

As of December 31, 2014, we had $593.1 million of indebtedness outstanding. Our substantial amount of indebtedness could have important consequences for our investors. For example, it could:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities, or other purposes, such as funding our working capital and capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate.

Subject to restrictions in the indenture governing our senior unsecured notes, we may incur additional indebtedness, including additional secured debt, which could increase the risks associated with our already substantial indebtedness.

The indenture governing our senior unsecured notes contains various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The indenture governing our senior unsecured notes imposes significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability, and the ability of our restricted subsidiaries, to:

•	incur additional indebtedness;

•	incur liens;

•	make restricted payments (including paying dividends on, redeeming, repurchasing, or retiring our capital stock);

•	make investments; and

•	consolidate, merge, or sell all or substantially all of our assets.

These covenants are subject to important exceptions and qualifications which are described in the indenture we have filed with the Securities and Exchange Commission. At maturity or in the event of an acceleration of payment obligations, we may be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. In such event, we would be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements, or at all. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our air reservation system, our telecommunication systems, our website, and other automated systems. Our continuing work on enhancing the capabilities of our automated systems could increase the risk of automation failures. Any failure by us to handle our automation needs could negatively affect our internet sales (on which we rely heavily) and customer service, and result in lost revenues and increased costs.

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, or computer viruses. Although we have implemented security measures and have disaster recovery plans in place, we cannot assure investors that these measures are adequate to prevent disruptions. Substantial or repeated website, reservations system, or telecommunication systems failures could reduce the attractiveness of our services. Any disruption to these systems could result in the loss of important data, loss of revenue, increase in expenses, and generally harm our business.

We receive, retain, and transmit certain personal information about our customers. Our on-line operations also rely on the secure transmission of this customer data. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we use these security measures to protect this customer data, a compromise of our physical or network security systems through a cyber-security attack would create the risk that our customers’ personal information might be obtained by unauthorized persons. A compromise in our security systems could adversely affect our reputation, disrupt operations, and could also result in litigation or the imposition of penalties. In addition, it could be costly to remediate. The way businesses handle customer data is increasingly subject to legislation and regulation typically intended to protect the privacy of customer data received, retained, and transmitted. We could be adversely affected if we fail to comply with existing rules or practices, or if legislation or regulations are expanded to require changes in our business practices. These privacy developments are difficult to anticipate and could adversely affect our business, financial condition, and results of operations.

Our maintenance costs may increase as our fleet ages.

In general, the cost to maintain aircraft increases as they age and exceeds the cost to maintain newer aircraft. FAA regulations, including the Aging Aircraft Airworthiness Directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

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

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, or Punta Gorda as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, or our other leisure destinations, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks or natural disasters.

Extreme weather can cause flight disruptions, and, during periods of storms or adverse weather, fog, low temperatures or similar weather conditions, our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita and Superstorm Sandy, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in those areas. A significant interruption or disruption in service at one of our leisure destinations, due to adverse weather or otherwise, could result in the cancellation or delay of a significant number of our flights and, as a result, could have a material adverse impact on our operations and financial performance.
We rely on third parties to provide us with facilities and services that are integral to our business.

We have entered into agreements with third-party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services, and ticket counter space. Our reliance on others to provide essential services on our behalf also gives us less control over costs and the efficiency, timeliness and quality of contract services.

We also rely on the owners of aircraft under contract, and on the lessee under aircraft leases, to be able to deliver, or redeliver, aircraft in accordance with the terms of executed agreements and on a timely basis. Our planned initiation of service with these aircraft in future years could be adversely affected if the third parties fail to perform as contracted.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., and a small number of senior management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Risks Associated with the Airline and Travel Industry

The airline industry is highly competitive and future competition in our under-served markets could harm our business.

The airline industry is highly competitive. The small cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. We have more recently added service to medium-sized cities which we perceive to be under-served for nonstop service to our leisure destinations. It is possible other airlines will begin to provide nonstop services to and from these markets, or otherwise target these markets. An increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets and could harm our profitability.

A future act of terrorism, the threat of such acts, or escalation of U.S. military involvement overseas could adversely affect our industry.

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

FAA aging-aircraft regulations obligate aircraft design approval holders (typically the aircraft manufacturer or its successor) to establish a limit of validity ("LOV") of the engineering data that supports the aircraft’s structural maintenance program, demonstrate that widespread fatigue damage will not occur in aircraft of that type prior to reaching LOV, and establish or revise airworthiness limitations applicable to that aircraft type to include LOV. Once an LOV has been established for a given aircraft type, LOV-related maintenance actions must be incorporated into the operator’s maintenance program, and commercial operation of the aircraft beyond the LOV is prohibited unless an extended LOV is obtained for the aircraft. Based on the LOV established for MD-80 aircraft, the number of cycles on our MD-80 aircraft, and our annual usage of these aircraft, we do not believe the LOV rules will limit use of our MD-80 aircraft before we retire them from our fleet in years to come. Nevertheless, it is not yet possible to predict the future cost of complying with aging aircraft requirements.

Effective in early 2011, the DOT adopted revisions and expansions to a variety of its consumer-protection regulations. We could be subject to fines or other enforcement actions if the DOT believes we are not in compliance with these rules. Even if our practices were found to be in compliance with the DOT rules, we could incur substantial costs defending our practices. In addition, the DOT has, under active consideration, new consumer-protection regulations which could impact our costs and revenues if and when the new regulations become effective.

In November 2013, the FAA proposed revisions to the method by which air carriers calculate and control aircraft weight-and-balance. The proposal is based on a continuing increase in the average weight of persons in the United States. If the revisions are adopted as proposed by the FAA, the ability of carriers to rely on average weights for this purpose will be complicated significantly, additional costs may result, and we may be required to carry less than full loads on certain flights.

In 2015, Congress may consider legislation that could increase the amount of FET and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, such action could lessen the demand for air travel or force carriers to lower fares to maintain demand. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

In the past, legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the Environmental Protection Agency (EPA) has concluded that current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. The EPA's finding could ultimately result in strict regulation of commercial aircraft emissions, as has taken effect for operations within the European Union under EU legislation. Binding international restrictions adopted under the auspices of the International Civil Aviation Organization (a specialized agency of the United Nations) may become effective within several years. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

With respect to aging aircraft, aircraft weight-and-balance, consumer protection, climate change, taxation, and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers or adjust our operations.

Airlines are often affected by factors beyond their control, including air traffic congestion, weather conditions, increased security measures, and the outbreak of disease, any of which could harm our operating results and financial condition.

Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports and en route, adverse weather conditions, increased security measures, and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Cancellations or delays due to weather conditions, traffic control problems, and breaches in security could harm our operating results and financial condition. An outbreak of a disease that affects travel behavior, such as Ebola, severe acute respiratory syndrome (SARS) or H1N1 virus (swine flu), could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease or other travel advisories could dampen demand for our services even if not applicable to our markets. Resulting decreases in passenger volume would harm our load factors, could increase our cost per passenger and adversely affect our profitability.

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, the airline industry, or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft types we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	sales of our common stock or other actions by investors with significant shareholdings

•	labor work actions

•	general market conditions

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

We are also subject to provisions of Nevada law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns 10 percent or more of our stock cannot acquire us for a period of time after the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors and stockholders.

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

The value of our common stock may be negatively affected by additional issuances of common stock or preferred stock by us as well as general market factors.

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

If our existing stockholders sell a large number of shares of our common stock or the public market, perceives existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of our outstanding shares are either freely tradable, without restriction, in the public market or eligible for sale in the public market at various times, subject, in some cases, to volume limitations under Rule 144 of the Securities Act of 1933, as amended.

We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

As of February 2, 2015, our total aircraft fleet consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, four Airbus A319 aircraft, and nine Airbus 320 aircraft. The following table summarizes our total aircraft fleet as of February 2, 2015:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Age range (years)	Average Age in Years
MD-88/82/83	53	166	19-29	25.1
B757-200	6	215	21-23	21.9
A319 (2)	4	156	10-11	10.4
A320 (3)	9	177	14-15	14.3
Total aircraft	72

(1)	Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt for discussion of our notes payable collateralized by our aircraft.

(2)	Does not include 12 owned Airbus A319 aircraft currently on lease to a European carrier until 2018.

(3)	Of the nine Airbus A320 aircraft, two were being prepared for revenue service as of February 2, 2015.

As of February 26, 2015, we have entered into purchase agreements for 14 additional Airbus A319 aircraft as well as seven Airbus A320 aircraft.

In the fourth quarter of 2014, we concluded that the carrying value of our Boeing 757-200 series aircraft, engines, and related assets is no longer recoverable based on the estimated remaining future undiscounted cash flow analysis performed, and we have updated the respective assets' useful lives, averaging approximately three years. The table below reflects these aircraft being retired at their next scheduled heavy check visit. The below table also includes expected operating aircraft based on scheduled deliveries of aircraft under contract.

	Number of aircraft expected in service at end of year
	2015	2016
MD-80	53	53
B757-200	5	4
A319	11	17
A320	12	12
Total	81	86

Ground Facilities

We lease facilities at the majority of our leisure destinations and several of the other airports we serve. Our leases for terminal passenger services facilities, which include ticket counter and gate space, and operations support areas, generally have a term ranging from month-to-month to two years, and may be terminated with a 30 to 60 day notice. We have also entered into use agreements at each of the airports we serve that provide for non-exclusive use of runways, taxiways, and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

We have operational bases at airports for most of the leisure destinations we serve, as well as Bellingham International Airport. Our operational bases in Myrtle Beach and Los Angeles are maintained on a seasonal basis. In order to support our fixed fee flying under our agreement with Peppermill Resorts Inc., we have an operational base in Wendover, Nevada.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport, Orlando Sanford International Airport and the Phoenix-Mesa Gateway Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas, Orlando Sanford, and Phoenix Mesa for aircraft parts and supplies.

The following details the airport locations we utilize as operational bases:

Airport	Location

McCarran International Airport	Las Vegas, Nevada
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Oakland International Airport	Oakland, California
Punta Gorda Airport	Punta Gorda, Florida
Honolulu International Airport	Honolulu, Hawaii
Los Angeles International Airport	Los Angeles, California
Myrtle Beach International Airport	Myrtle Beach, South Carolina
Bellingham International Airport	Bellingham, Washington
Wendover Airport	Wendover, Nevada

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space. To date, we occupy approximately 109,000 square feet and the remaining will be used for growth and expansion as needed.

We also lease approximately 70,000 square feet of space under a lease that expires in April 2018, where we previously maintained our corporate headquarters. We have exercised the option to terminate this lease in May 2015. We also lease approximately 10,000 square feet of office space in an adjacent building which is utilized for training and other corporate purposes (expires in 2018). In both leases, the landlord is a limited liability company in which our Chief Executive Officer owns a significant interest as a non-controlling member.

Item 3.  Legal Proceedings

In November 2013, the International Brotherhood of Teamsters ("IBT") commenced an action in federal court on behalf of Allegiant Air's pilots claiming that we unilaterally changed existing work rules in violation of the RLA. The suit focuses, in large part, on our implementation of a new flight duty crew scheduling system to comply with revised FAA pilot flight, duty and rest regulations that became effective in January 2014. The proceeding seeks injunctive and make-whole relief requiring Allegiant to return to the "status quo" as it existed before the implementation of the FAA compliant work rules, pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices affecting the pilots, including changes to our FAA compliant crew scheduling system to better account for pilot seniority and to provide greater predictability for the pilots. Although we do not believe we will be materially adversely affected by the preliminary injunction as we believe the changes to our policies can be effected without incurring material additional expense or a material disruption to our operations, we have appealed the order. The matter was argued to the appellate court in February 2015. We simultaneously are proceeding with discovery with respect to IBT's request for permanent injunctive relief. There are inherent risks in any litigation.

We are subject to certain other legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse effect on our financial position, liquidity, or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market. On February 2, 2015, the last sale price of our common stock was $179.73 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2014
1st Quarter	$112.44	$81.19
2nd Quarter	$124.61	$109.02
3rd Quarter	$128.55	$113.79
4th Quarter	$152.14	$104.52
2013
1st Quarter	$89.46	$72.17
2nd Quarter	$108.56	$82.79
3rd Quarter	$109.72	$91.06
4th Quarter	$114.77	$96.69

As of February 2, 2015, there were 114 holders of record of our common stock. We believe that a substantially larger number of beneficial owners hold shares of our common stock in depository or nominee form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (b)
Equity compensation plans approved by security holders (c)	88,749	$69.43	1,352,332

(a)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes restricted stock awards as these shares are deemed to have been issued. In addition to the above, there were 98,795 shares of unvested restricted stock as of December 31, 2014.

(b)
The shares shown as remaining available for future issuance under equity compensation plans is reduced for cash-settled stock appreciation rights (“SARs”). Although these cash-settled SARs will not result in the issuance of shares, the number of cash-settled SARs awarded reduces the number of shares available for other awards.

(c)	There are no securities to be issued under any equity compensation plans not approved by our security holders.

Dividend Policy

In January 2015, our Board of Directors approved the payment of a regular quarterly dividend of $.25 per share with the first quarterly cash dividend payable in March 2015. Prior to the adoption of a regular cash dividend, we paid special cash dividends of $2.50 per share in January 2015, $2.25 per share in January 2014, and $2.00 per share in 2012. In addition to our regular cash dividends, our Board of Directors intends to periodically consider the payment of special cash dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

The indenture governing our senior unsecured notes contains limitations on restricted payments, which includes stock repurchases and cash dividends. However, no limit applies if we maintain a certain leverage ratio. For the year ended December 31, 2014, we complied with such ratio and, as a result, we are not currently limited on the payment of cash dividends or stock repurchases. The calculation is to be made on a quarterly basis based on the trailing 12 months. There can be no assurance we will be able to maintain compliance with this financial ratio indefinitely in the future and, if not, our ability to pay cash dividends or repurchase stock may be limited.

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the fourth quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 2014	None	N/A	None
November 2014	None	N/A	None
December 2014	68,549	$142.70	68,515
Total	68,549	$142.70	68,515	$86,432

In November 2014, our Board of Directors increased the authorization of stock repurchases to $100.0 million. There is no expiration date for the program.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2009. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2009 and the reinvestment of all dividends. Stock price performance presented for the period from December 31, 2009 to December 31, 2014 is not necessarily indicative of future results.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
ALGT	$100.00	$105.98	$114.67	$161.46	$234.13	$334.60
Nasdaq Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
AMEX Airline Index	$100.00	$139.11	$95.98	$130.92	$206.36	$308.22

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, has been derived from our consolidated financial statements. Investors should read the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2014 classifications.

	For the Year Ended December 31,
FINANCIAL DATA:	2014	2013	2012	2011	2010
Total operating revenue	$1,137,046	$996,150	$908,719	$779,117	$663,641
Total operating expenses	979,701	841,413	776,415	693,673	558,985
Operating income	157,345	154,737	132,304	85,444	104,656
Total other expense	20,214	8,057	7,657	5,930	1,324
Income before income taxes	137,131	146,680	124,647	79,514	103,332
Net income	86,303	91,779	78,414	49,398	65,702
Net loss attributable to noncontrolling interest	(386)	(494)	(183)	—	—
Net income attributable to Allegiant Travel Company	$86,689	$92,273	$78,597	$49,398	$65,702
Earnings per share to common stockholders (1):
Basic	$4.87	$4.85	$4.10	$2.59	$3.36
Diluted	$4.86	$4.82	$4.06	$2.57	$3.76
Cash dividends declared per share	$2.50	$2.25	$2.00	$—	$0.75
Cash and cash equivalents	$89,610	$97,711	$89,557	$150,740	$113,293
Investment securities	327,207	289,415	263,169	168,786	37,000
Total assets	1,239,385	930,191	798,194	706,743	501,266
Long-term debt (including capital leases)	593,099	234,300	150,852	146,069	28,136
Stockholders' equity	294,065	377,317	401,724	351,504	297,735
Operating margin %	13.8%	15.5%	14.6%	11.0%	15.8%
Cash provided by (used in):
Operating activities	$269,781	$196,888	$176,772	$129,911	$97,956
Investing activities	(315,248)	(192,832)	(208,827)	(208,223)	6,782
Financing activities	37,366	4,098	(29,128)	115,759	(81,684)
Consolidated statements of income data excluding special charge (2):
Operating income excluding special charge	$200,625	$154,737	$132,304	$85,444	$104,656
Net income excluding special charge	113,526	91,779	78,414	49,398	65,702

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

(2)
Special charge is a non-cash impairment charge of $43.3 million to our six Boeing 757 aircraft, engines and related assets in the fourth quarter of 2014. Refer to Note 2 - Significant Accounting Policies - Measurement of Impairment of Long-Lived Assets for further discussion.

	For the Year Ended December 31,
OPERATING DATA:	2014	2013	2012	2011	2010
Total system statistics:
Passengers	8,154,357	7,241,063	6,987,324	6,175,808	5,903,184
Revenue passenger miles (RPMs) (thousands)	7,825,962	7,129,416	6,514,056	5,640,577	5,466,237
Available seat miles (ASMs) (thousands)	8,945,616	8,146,135	7,487,276	6,364,243	6,246,544
Load factor	87.5%	87.5%	87.0%	88.6%	87.5%
Operating revenue per ASM (RASM)* (cents)	12.71	12.23	12.14	12.24	10.62
Operating expense per ASM (CASM) (cents)	10.95	10.33	10.37	10.90	8.95
Fuel expense per ASM (cents)	4.34	4.73	5.05	5.20	3.90
Operating CASM, excluding fuel (cents)	6.61	5.60	5.32	5.70	5.05
Operating expense per passenger	$120.15	$116.20	$111.12	$112.32	$94.69
Fuel expense per passenger	$47.61	$53.25	$54.13	$53.54	$41.28
Operating expense per passenger, excluding fuel	$72.54	$62.95	$56.99	$58.78	$53.41
ASMs per gallon of fuel	69.38	67.62	63.00	59.10	58.90
Departures	56,961	51,083	53,615	49,360	47,986
Block hours	135,572	125,449	124,610	113,691	111,739
Average stage length (miles)	918	933	872	858	874
Average number of operating aircraft during period	68.8	62.9	60.2	52.2	49.0
Average block hours per aircraft per day	5.4	5.5	5.7	6.0	6.2
Full-time equivalent employees at end of period	2,411	2,065	1,821	1,595	1,614
Fuel gallons consumed (thousands)	128,933	120,476	118,839	107,616	106,093
Average fuel cost per gallon	$3.01	$3.20	$3.18	$3.07	$2.30
Scheduled service statistics:
Passengers	8,017,442	7,103,375	6,591,707	5,776,462	5,609,852
Revenue passenger miles (RPMs) (thousands)	7,711,696	7,015,108	6,220,320	5,314,976	5,211,663
Available seat miles (ASMs) (thousands)	8,693,631	7,892,896	6,954,408	5,797,753	5,742,014
Load factor	88.7%	88.9%	89.4%	91.7%	90.8%
Departures	54,440	48,389	46,995	42,586	41,995
Average passengers per departure	147	147	140	136	134
Average seats per departure	168.5	168.4	159.7	150.8	154.3
Block hours	131,210	120,620	113,671	101,980	101,242
Yield (cents)	9.49	9.28	9.42	9.69	8.21
Scheduled service revenue per ASM (PRASM) (cents)	8.42	8.25	8.43	8.88	7.45
Total ancillary revenue per ASM* (cents)	4.24	4.12	3.90	3.62	3.38
Total scheduled service revenue per ASM (TRASM)* (cents)	12.66	12.37	12.33	12.50	10.83
Average fare - scheduled service	$91.30	$91.69	$88.90	$89.15	$76.26
Average fare - ancillary air-related charges	$41.37	$40.52	$35.72	$31.18	$30.25
Average fare - ancillary third party products	$4.56	$5.21	$5.48	$5.18	$4.34
Average fare - total	$137.23	$137.42	$130.10	$125.51	$110.85
Average stage length (miles)	934	952	918	901	912
Fuel gallons consumed (thousands)	125,173	116,370	109,257	96,999	96,153
Average fuel cost per gallon	$3.05	$3.25	$3.37	$3.30	$2.43
Percent of sales through website during period	93.8%	92.0%	90.1%	88.8%	88.8%

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

“Average fuel cost per gallon” represents total aircraft fuel expense for our total system or for scheduled service, divided by the total number of fuel gallons consumed in our total system or in scheduled service, as applicable.

“Average stage length” represents the average number of miles flown per flight.

“Block hours” represents the number of hours during which the aircraft is in revenue service, measured from the time of gate departure until the time of gate arrival at the destination.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2014, 2013 and 2012. Also discussed is our financial position as of December 31, 2014 and 2013. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward- looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Year in review

2014 was our 12th straight profitable year, with net income of $86.7 million and $4.86 earnings per share (diluted) on operating revenues of $1.1 billion. Excluding the 2014 impairment charge of $43.3 million, our earnings per share would have increased to $6.37 or by 32.2 percent. Total operating revenue in 2014 increased $140.9 million or 14.1 percent over 2013, due primarily to a 12.9 percent increase in scheduled service passengers, despite a relatively flat average fare year over year.

Ancillary revenue optimization efforts led to a 15.2 percent increase in ancillary air-related revenue in 2014 over 2013. TRASM improved 2.3 percent to 12.66¢ in 2014 from 12.37¢ in 2013, even while taking into consideration a slight 0.4 percent decrease in base fare. In addition, other revenue increased by $16.9 million, primarily due to aircraft lease revenue received from a European carrier.

 Our average number of aircraft in revenue service increased by 9.4 percent from 62.9 aircraft in 2013 to 68.8 aircraft in 2014, which has allowed us to continue to increase scheduled service capacity and grow departures by 12.5 percent. We were able to grow ASMs by 10.1 percent in 2014, even with a 1.9 percent decline in scheduled service stage length, and a fleet utilization rate at a company low of 5.4 block hours per aircraft per day.

Although 2014 fuel prices were lower than levels experienced in 2013, and dropped significantly in the fourth quarter, fuel remains our largest operating cost. We experienced a year-over-year decrease in our system average cost per gallon of 5.9 percent, from $3.20 in 2013 to $3.01 in 2014. Our fuel cost per ASM declined 8.2 percent from 4.73¢ in 2013 to 4.34¢ in 2014 as a full year of A320 series aircraft in service has improved fuel efficiency and led to a 2.6 percent increase in total system ASMs per gallon to approximately 70.

CASM excluding fuel increased 18.0 percent from 2013, due primarily to a non-cash impairment charge and other infrequent expenses experienced during 2014, as well as overall operational growth. We took a $43.3 million non-cash impairment charge on our Boeing 757 fleet, mentioned below, $8.5 million in compensation expense related to the departure of our former President and COO, as well as $14.8 million for sub-service aircraft needed as a result of crew availability and training delays. We had a 9.4 percent increase in average aircraft in service and a 16.8 percent increase in full-time equivalent employees, also driving the overall operating expense increase.

As of December 31, 2014, we had $416.8 million in unrestricted cash and investment securities, up from $387.1 million as of December 31, 2013, an increase primarily driven by our $300.0 million unsecured debt offering and other secured debt issued in 2014. As we have continued to generate increased amounts of operating cash flows, and were able to raise lower interest rate debt in 2014, we prepaid the remaining $121.1 million balance of our senior secured term loan facility (the "Term Loan") as well as the $8.5 million balance owed on debt secured by two Boeing 757-200 aircraft. Our liquidity position continues to provide us opportunities to invest in the growth of our fleet, with $279.4 million in cash capital expenditures during 2014, the majority of which was related to the acquisition of A320 series aircraft. As of December 31, 2014, we have acquired 13 A320 series aircraft, eight of which are encumbered. We have also invested in 12 Airbus A320 series aircraft currently on lease to a European carrier for future inclusion in our fleet.
In 2014, our Board of Directors declared a special cash dividend of $2.50 per share to shareholders of record on December 19, 2014, for a total of $43.7 million, which was paid in January 2015. In addition, under our approved stock repurchase program, we repurchased 1,268,289 shares in 2014, at an average cost of $109.68 per share, for total cash payments of $139.1 million.

In the fourth quarter of 2014, during management's review of our 757 fleet, triggering events occurred and we concluded that the carrying value of this fleet, and related assets, was no longer fully recoverable when compared to the estimated remaining future undiscounted cash flows, and a non-cash impairment charge of $43.3 million was recognized.

Aircraft

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of December 31, 2014			As of December 31, 2013			As of December 31, 2012
	Own (a)	Lease	Total	Own (a)	Lease	Total	Own (a)	Lease	Total
MD82/83/88s (b)	53	—	53	52	—	52	56	—	56
MD87s (c)	—	—	—	—	—	—	2	—	2
B757-200	6	—	6	6	—	6	5	—	5
A319 (d)	4	—	4	1	2	3	—	—	—
A320	7	—	7	5	—	5	—	—	—
Total	70	—	70	64	2	66	63	—	63

(a)	Excludes aircraft acquired but not yet in revenue service or temporarily stored as of the date indicated.
(b)	Includes the following number of MD-80 aircraft (MD-82/83/88s) modified to a 166-seat configuration: December 31, 2014 – 53; December 31, 2013 – 51; December 31, 2012 – 45.
(c)	Used almost exclusively for fixed fee flying.
(d)	Excludes 12 aircraft on lease to a European carrier until 2018.

MD-80 aircraft

During 2014, we modified two MD80 aircraft to 166 seats as part of our seat reconfiguration program, and as of December 31, 2014, all 53 of our MD80 aircraft have been modified to a 166 seat configuration.
Boeing 757-200 aircraft

In the fourth quarter of 2014, we concluded that the carrying value of our Boeing 757-200 series aircraft, engines, and related assets is no longer recoverable based on the estimated remaining future undiscounted cash flow analysis performed, and we have updated the respective assets' useful lives, averaging approximately three years. The fleet plan table below reflects these aircraft being retired at their next scheduled heavy check visit.

Airbus A320 series aircraft

As of February 26, 2015, we have entered into purchase agreements for 14 additional Airbus A319 aircraft as well as seven Airbus A320 aircraft. We also have 12 Airbus A319 aircraft on lease to a European carrier until 2018, which we expect to subsequently add to our operating fleet.

Fleet plan

We believe our current fleet count, coupled with the purchase and acquisition of used Airbus A320 series aircraft under contract, will meet our aircraft needs to support planned growth beyond 2015. The following table provides the expected number of operating aircraft in service at the end of the respective year based on scheduled contracted deliveries of Airbus aircraft as of February 26, 2015:

	December 31, 2015	December 31, 2016
MD-80	53	53
B757-200	5	4
A319	11	17
A320	12	12
Total	81	86

We continually consider other aircraft acquisitions on an opportunistic basis.

Network

We use profitability management tools to manage capacity and route expansion through optimization of flight schedule to, among other things, better match demand in certain markets. Using profitability management tools, we continually adjust our network through the addition of new markets and routes, adjust the frequencies into existing markets, and exit certain markets. TRASM improved to 12.71¢ in 2014 compared to 12.23¢ in 2013 despite our significant capacity growth in 2014, primarily due to increased ancillary per-passenger revenues. We continue to focus on operating a higher percentage of our flights during peak days of the week and adjust as needed for seasonality, and a lower percentage of flights during off-peak windows. We believe this approach with our planned departure and ASM growth, primarily in our Florida markets, will contribute to the achievement of our profitability goals in the current operating environment.

As of December 31, 2014, we operated 233 routes into our leisure destinations, including service from 83 under-served cities, compared to 226 routes from 86 under-served cities as of December 31, 2013. During 2014, we discontinued service to one leisure destination, commenced service on 25 new routes, and discontinued service on non-performing routes. The additions to our network in 2014 were primarily on the East Coast, which continues to be a focus into 2015. We plan to increase our total routes to 271 by August of 2015, based on our currently published schedule.

The following shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Leisure destinations	13	14	13
Under-served cities	83	86	74
Total cities	96	100	87
Total routes	233	226	195

Trends and Uncertainties

Fuel cost volatility has significantly impacted our operating results in prior years. Although 2014 fuel prices were lower than levels experienced in 2013, and dropped significantly in the fourth quarter, fuel remains our largest operating cost. Aircraft fuel expense for 2014 increased $2.7 million, or 0.7 percent, compared with 2013. This increase is due to a 7.0 percent increase in system fuel gallons consumed, offset by a year-over-year decrease in our system average cost per gallon of 5.9 percent, from $3.20 to $3.01. Fuel efficiency was also positively impacted by a 2.6 percent increase in total system ASMs per gallon. Fuel costs in the long-term remain uncertain and fuel cost volatility could materially affect our future operating costs.

We believe small and medium-sized cities represent a large, under-served, market, especially for leisure travel. We have recently begun to serve medium-sized cities, to which major carriers have reduced service, creating a void for us to fill with limited or no direct nonstop competition. We plan to increase our total routes to 271 by August of 2015, and will provide service from Cincinnati, OH; Pittsburgh, PA; and Indianapolis, IN into several of our leisure destinations. We have also added Jacksonville, FL, and New Orleans, LA, as leisure destinations. Although we believe our nonstop service and low prices make it attractive for leisure travelers to purchase our travel services and products, we may experience increased competition following the entrance into these larger markets.

We have three employee groups who have voted for union representation: pilots, flight attendants, and flight dispatchers. These three employee groups make up approximately 53 percent of our total employee base. We are currently in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employee groups. Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity.

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

Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties and costs for sub-service contracted out.

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

2014 compared to 2013

Operating Revenue

Scheduled service revenue. Scheduled service revenue for 2014 increased by $80.7 million, or 12.4 percent, compared with 2013. The increase was primarily driven by a 12.9 percent increase in the number of scheduled service passengers, despite a relatively flat average base fare year over year. Passenger growth was possible due to a 12.5 percent increase in the number of scheduled service departures, as we increased the number of aircraft in service by 9.4 percent from 2013.

Air-related revenue. Ancillary air-related revenue for 2014 increased $43.8 million or 15.2 percent compared with 2013, primarily due to a 12.9 percent increase in the number of scheduled service passengers and our optimization efforts related to certain ancillary products and fees. Our efforts included a focus on seat assignment fees, priority boarding, and boarding pass printing fees, as well as certain policy initiatives such as trip cancellation and itinerary changes.

Third party revenue. Third party ancillary revenue decreased by 1.2 percent in 2014 from 2013 due primarily to a decrease of 11.3 percent in hotel room nights sold, offset by an 8.5 percent increase in rental car days sold. The reduction in hotel room sales was driven by a decline in Las Vegas nights sold, primarily due to a 2013 change in our pre-purchase agreement for discounted room rates. The increase in rental car days sold was driven by an increase in scheduled service passengers to those markets where a higher percentage of rental car days are typically sold, such as Florida and Phoenix.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	For the Year Ended December 31,		Percentage
	2014	2013	Change
Air-related charges	$41.37	$40.52	2.1%
Third party products	$4.56	$5.21	(12.5)%
Total ancillary revenue per scheduled service passenger	$45.93	$45.73	0.4%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(in thousands except room nights and rental car days)	2014	2013	Change
Gross ancillary revenue - third party products	$121,444	$120,730	0.6%
Cost of goods sold	(83,053)	(81,904)	1.4%
Transaction costs (a)	(1,804)	(1,796)	0.4%
Ancillary revenue - third party products	$36,587	$37,030	(1.2)%
As percent of gross ancillary revenue - third party	30.1%	30.7%	(0.6) pp
Hotel room nights	528,329	595,697	(11.3)%
Rental car days	916,640	844,858	8.5%
(a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for 2014 remained relatively flat compared with 2013 as no significant changes were made to existing flying agreements.

Other revenue. Other revenue for 2014 increased $16.9 million compared with 2013, primarily from aircraft lease revenue related to the 12 Airbus A320 series aircraft acquired in June 2014, which are currently on lease to a European carrier.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per passenger and per ASMs across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods. The table also presents operating expense per passenger, excluding fuel, a statistic which provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	For the Year Ended December 31,		Percentage
	2014	2013	Change
Aircraft fuel	$47.61	$53.25	(10.6)%
Salary and benefits	23.71	21.91	8.2
Station operations	10.38	10.80	(3.9)
Maintenance and repairs	10.64	10.06	5.8
Sales and marketing	3.49	2.99	16.7
Aircraft lease rentals	1.96	1.27	54.3
Depreciation and amortization	10.23	9.57	6.9
Other	6.81	6.35	7.2
Special charge	5.32	—	NM
Operating expense per passenger	$120.15	$116.20	3.4
Operating expense per passenger, excluding fuel	$72.54	$62.95	15.2%

The following table presents unit costs, defined as operating expense per ASM or ("CASM") for the indicated periods. The table also presents Operating CASM, excluding fuel. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	For the Year Ended December 31,				Percentage
	2014		2013		Change
Aircraft fuel	4.34	¢	4.73	¢	(8.2)%
Salary and benefits	2.16		1.95		10.8
Station operations	0.95		0.96		(1.0)
Maintenance and repairs	0.97		0.89		9.0
Sales and marketing	0.32		0.27		18.5
Aircraft lease rentals	0.18		0.11		63.6
Depreciation and amortization	0.93		0.85		9.4
Other	0.62		0.56		10.7
Special charge	0.48		—		NM
Operating expense per ASM (CASM)	10.95	¢	10.32	¢	6.1%
CASM, excluding fuel	6.61	¢	5.59	¢	18.2%

Aircraft fuel expense. Aircraft fuel expense for 2014 increased $2.7 million, or 0.7 percent, compared with 2013. We consumed 7.0 percent more in system fuel gallons, which was offset by a 5.9 percent decrease in average fuel cost per gallon. Fuel efficiency was positively impacted by a 2.6 percent increase in total system ASMs per gallon, or approximately 70.

     Salary and benefits expense. Salary and benefits expense for 2014 increased $34.7 million, or 21.9 percent, compared with 2013. The increase is primarily attributable to a 16.8 percent increase in the number of full-time equivalent employees, as crew training constraints negatively affected our productivity and as a result of overall growth, as well as a one-time expense of $8.5 million related to the departure of our former President and COO.

Station operations expense. Station operations expense for 2014 increased $6.4 million, or just 8.2 percent on a 12.5 percent increase in scheduled service departures. This trend is due to our continued East Coast network growth, as Florida departure costs during 2014, on average, were 61.6 percent less than in Las Vegas.

Maintenance and repairs expense. Maintenance and repairs expense for 2014 increased $14.0 million, or 19.2 percent compared with 2013. The increase is partially due to a 9.4 percent increase in average number of operating aircraft in service. In addition, our heavy check expense increased by $5.5 million or 22.9 percent in 2014 from 2013, resulting from an approximate 30 percent increase in shop visits, the majority of which were scheduled.

Sales and marketing expense. Sales and marketing expense for 2014 increased $6.8 million, or 31.4 percent compared with 2013. The increase is partially due to increased processing fees resulting from a shift from debit card to credit card usage, and a 12.7 percent increase in total passenger revenue. Additionally, during 2014, we paid $2.8 million for the production and distribution of the inflight syndicated game show, "The GamePlane," which was filmed on our flights as part of our national branding campaign.

Aircraft lease rentals expense. Aircraft lease rental expense increased $6.7 million for 2014 compared with 2013. Throughout 2014, we experienced continued crew training delays requiring sub-service flying to meet our scheduled service needs, which led to a $10.1 million expense increase year over year. This was offset by a $3.4 million decrease in aircraft operating lease rental payments. In the second quarter of 2014, we purchased the two Airbus A320 series aircraft under operating lease in 2013 and do not currently lease any aircraft in our operating fleet.

Depreciation and amortization expense. Depreciation and amortization expense for 2014 increased $14.1 million, or 20.4 percent, compared with 2013. The increase was primarily driven by a 9.4 percent increase in average number of aircraft in service. Additionally, during the second quarter of 2014, we began depreciating 12 Airbus A320 series aircraft purchased in June 2014, currently on lease to a European carrier, which are non-ASM producing aircraft.

Other expense. Other expense for 2014 increased by $9.6 million, or 20.8 percent, compared with 2013. The increase was primarily attributable to training costs required to prepare for 2015 crew staffing of $3.5 million, as well as a $3.6 million increase related to information technology services to support our continuing growth.

Special charge. We incurred a $43.3 million non-cash impairment charge to our Boeing 757-200 series aircraft, engines and related assets, triggered in the fourth quarter of 2014.

Other (Income) Expense

Other expense for 2014 increased by $12.2 million compared with 2013 due to higher interest expense on our outstanding debt, which more than doubled from December 31, 2013 to December 31, 2014.

Income Tax Expense

Our effective income tax rate was relatively flat at 37.1 percent for 2014 compared to 37.4 percent for 2013. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

2013 compared to 2012

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

	For the Year Ended December 31,		Percentage
	2013	2012	Change
Air-related charges	$40.52	$35.72	13.4%
Third party products	$5.21	$5.48	(4.9)%
Total ancillary revenue per scheduled service passenger	$45.73	$41.20	11.0%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(in thousands except room nights and rental car days)	2013	2012	Change
Gross ancillary revenue - third party products	$120,730	$119,027	1.4%
Cost of goods sold	(81,904)	(78,979)	3.7%
Transaction costs (a)	(1,796)	(3,924)	(54.2)%
Ancillary revenue - third party products	$37,030	$36,124	2.5%
As percent of gross ancillary revenue - third party	30.7%	30.3%	0.4 pp
Hotel room nights	595,697	690,116	(13.7)%
Rental car days	844,858	763,353	10.7%

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

Fixed fee contract revenue. Fixed fee contract revenue decreased 59.3 percent to $17.5 million in 2013, from $42.9 million in 2012. The decrease was driven by a 66.7 percent reduction in fixed fee block hours flown, slightly offset by a 22.3 percent higher per-block hour rate. The significant reduction in our fixed fee block hours flown was mainly due to the expiration of a fixed fee flying contract in December 2012.

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

Operating Expenses

Our operating expenses increased 8.4 percent to $841.4 million in 2013 compared to $776.4 million in 2012 in line with an 8.8 percent increase in system capacity. The following table presents operating expense per passenger for the indicated periods.

	For the Year Ended December 31,		Percentage
	2013	2012	Change
Aircraft fuel	$53.25	$54.13	(1.6)%
Salary and benefits	21.91	19.08	14.8%
Station operations	10.80	11.21	(3.7)%
Maintenance and repairs	10.06	10.58	(4.9)%
Sales and marketing	2.99	2.75	8.7%
Aircraft lease rentals	1.27	—	NM
Depreciation and amortization	9.57	8.23	16.3%
Other	6.35	5.14	23.5%
Operating expense per passenger	$116.20	$111.12	4.6%
Operating expense per passenger, excluding fuel	$62.95	$56.99	10.5%

The following table presents unit costs, defined as operating expense per ASM (“CASM”), for the indicated periods.

	For the Year Ended December 31,				Percentage
	2013		2012		Change
Aircraft fuel	4.73	¢	5.05	¢	(6.3)%
Salary and benefits	1.95		1.78		9.6%
Station operations	0.96		1.05		(8.6)%
Maintenance and repairs	0.89		0.99		(10.1)%
Sales and marketing	0.27		0.26		3.8%
Aircraft lease rentals	0.11		—		NM
Depreciation and amortization	0.85		0.77		10.4%
Other	0.56		0.47		19.1%
Operating expense per ASM (CASM)	10.32	¢	10.37	¢	(0.5)%
CASM, excluding fuel	5.59	¢	5.32	¢	5.1%

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

Station operations expense. Station operations expense remained relatively flat at $78.2 million for 2013 compared to $78.4 million in the same period of 2012. Our cost per departure increased 4.8 percent offsetting a 4.7 percent decrease in system departures.

Maintenance and repairs expense. Maintenance and repairs expense decreased 1.5 percent to $72.8 million for 2013, compared to $73.9 million in 2012 despite a 4.5 percent increase in average number of aircraft in service. The decrease in maintenance expense was due to lower number of scheduled overhaul engine events in 2013 compared to 2012. In 2013 we had ten overhaul engine events compared to 13 events in 2012.

Sales and marketing expense. Sales and marketing expense increased by 12.8 percent to $21.7 million for 2013, compared to $19.2 million in 2012. An increase in debit card take rate since the introduction of our debit card discount in 2012 has resulted in a reduction of our transaction costs as a percentage of scheduled service and ancillary revenue. This trend continued into 2013 as our scheduled service and ancillary revenues increased 13.8 percent which outpaced our 12.8 percent increase in sales and marketing expense. During 2013 we ran our first national commercial campaign which led to increased advertising spending.

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

Other (Income) Expense

Other (income) expense increased 5.2 percent to $8.1 million in 2013 compared to $7.7 million in 2012. The increase was due to higher interest expense from increased borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2014, our primary source of funds was cash generated by our operations. Our operating cash flows, along with the proceeds of financing, have allowed us to invest in the growth of our fleet and information technology infrastructure and development, while meeting our short-term obligations, returning cash to our stockholders, and growing our cash position. Our future capital needs are primarily for the acquisition of additional aircraft to meet our growth and operational needs. As of December 31, 2014, we had $164.4 million of obligations under existing aircraft purchase agreements. We believe we have more than adequate liquidity resources, through our operating cash flows and cash balances, to meet our future contractual obligations. As we have done in the past, we opportunistically consider raising funds through debt financing on acceptable terms.

Current Liquidity
Cash, restricted cash and investment securities (short-term and long-term) increased from $397.7 million at December 31, 2013 to $428.8 million at December 31, 2014. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us, and the prepayments are escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability. Our restricted cash balance increased from $10.5 million as of December 31, 2013 to $12.0 million at December 31, 2014.
In April 2014, we prepaid, in full, the $120.9 million balance and accrued interest of $0.2 million of our term loan originally due March 2017. At the same time, we borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. In April and May 2014, we prepaid a note payable in the amount of $8.5 million originally due June 2016. In May 2014, we borrowed $40.0 million under a loan agreement secured by all six of our Boeing 757 aircraft. In June 2014, we completed an offering of $300.0 million aggregate principal amount of senior unsecured notes which will mature in July 2019. Finally, in June 2014, we assumed $142.0 million of debt in connection with the acquisition of 12 separate special purpose companies, each owning one Airbus A320 series aircraft. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt for further discussion of our notes payable.
As of December 31, 2014, our cash balances and investment securities (including short-term and long-term investments but excluding restricted cash) are $416.8 million and our total debt, including current maturities, is $593.1 million.
In 2014, our primary source of funds was $269.8 million generated by our operations. Our operating cash flows have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and substantially maintain our cash position, while meeting our short-term obligations. During 2014, we paid $41.8 million in the form of a cash dividend to our shareholders and repurchased $139.1 million in common stock. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements. We believe we have more than adequate liquidity resources through our operating cash flows, cash balances, and the proceeds of our debt to meet future contractual obligations. As we have done in the past, we consider raising funds through debt financing on an opportunistic basis from time to time.
In addition to our announced quarterly cash dividend, we plan to continue to repurchase our stock in the open market and consider special cash dividends from time to time, subject to availability of cash resources and compliance with our note covenants.
Sources and Uses of Cash

Operating Activities. During 2014, our operating activities provided $269.8 million of cash compared to $196.9 million during 2013. Operating cash inflows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased prior to the day on which travel is provided. Operating cash outflows are related to the recurring expenses of airline operations. The operating cash flows for 2014 and 2013 were impacted primarily by our results of operations, as well as changes in air traffic liability, prepaid expenses, and accrued liabilities.
Net cash provided during 2014 increased compared to 2013 primarily as a result of an increase in our income after adjustment for non-cash items such as depreciation and amortization expense ($14.1 million higher in 2014), the impairment charge ($43.3 million in 2014) and stock based compensation ($6.9 million higher in 2014).
During 2013, our operating activities provided $196.9 million of cash compared to $176.8 million in 2012. The higher cash provided by operating activities in 2013 compared to 2012 was primarily the result of a $13.4 million increase in net income.
Investing Activities. Cash used in investing activities for 2014 was $315.2 million compared to $192.8 million in 2013. During 2014, our primary use of cash was for the purchase of property and equipment of $279.4 million and the purchase of investment securities, net of maturities, of $36.6 million. Purchase of property and equipment during 2014 consisted primarily of the purchase of Airbus A320 series aircraft and aircraft induction costs.
During 2013, our primary use of cash was for the purchase of investment securities, net of maturities, of $26.2 million and purchase of property and equipment of $177.5 million. These investing activities were offset by cash provided by returned aircraft deposits of $10.2 million.

Financing Activities. Cash provided by financing activities in 2014 was $37.4 million. We received $385.3 million in proceeds from the issuance of notes payable associated with a $300.0 million senior unsecured note, $40.0 million note secured by six Boeing 757-200 aircraft, and $45.3 million under a loan agreement secured by 53 MD-80 aircraft. Cash provided by financing activities was offset by stock repurchases of $139.1 million and debt repayments of $168.8 million.
In 2013, cash used in financing activities was $4.1 million, the majority of which was related to $106.0 million in proceeds from the issuance of notes payable, offset by $83.6 million of stock repurchases and principal debt payments of $22.7 million.
Debt
Our long-term debt obligations increased from $234.3 million as of December 31, 2013 to $593.1 million as of December 31, 2014. Included in our December 31, 2014 total is $131.5 million of debt assumed in connection with the acquisition of 12 separate special purpose companies, each owning one Airbus A320 series aircraft. These aircraft are currently on lease to a European carrier. As of December 31, 2014, we have all but five owned aircraft pledged to secure our debt obligations.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations as of December 31, 2014 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$619,279	$63,261	$126,124	$429,894	$—
Operating lease obligations (2)	16,675	4,409	5,706	5,349	1,211
Aircraft purchase obligations (3)	164,406	123,949	40,457	—	—
Airport fees under use and lease agreements (4)	25,850	10,270	15,451	129	—
Total future payments under contractual obligations	$826,210	$201,889	$187,738	$435,372	$1,211

(1)	Long-term debt obligations include scheduled interest payments.

(2)
Operating lease obligations include the lease and use of gate space and areas surrounding gates, operating support areas in airport terminals under use and lease agreements, and leases of office, warehouse and other space.

(3)	Aircraft purchase obligations under existing aircraft purchase agreements.

(4)	Obligations for common and joint use space in the airport terminal facilities under use and lease agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we had $16.7 million of obligations under operating leases, as well as $25.9 million in obligations for common and joint use space in the airport terminal facilities, neither of which were reflected on our balance sheet.

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

Revenue Recognition.  Scheduled service revenue consists of passenger revenue generated from nonstop flights in the Company’s route network, recognized either when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue is generated from air-related fees paid by ticketed passengers and the sale of third party products. Air-related charges consist of baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale. Change and cancellation fees for nonrefundable itineraries are air-related charges deemed independent of the original ticket sale, and are recognized as revenue when the sale occurs.

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

Other revenue is generated from leased out aircraft and flight equipment, and other miscellaneous sources. Lease revenue is recognized pro-rata over the lease term.

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

We recognize stock-based compensation expense over the requisite service period using a fair value approach. Determining the fair value requires judgment, and we use the Black-Scholes valuation model for stock options and SARs issued. Cash-settled SARs are liability-based awards and fair value is updated each reporting period using the Black-Scholes valuation model for outstanding awards. Significant judgment is required to establish the assumptions to be used in the Black-Scholes valuation model. These assumptions are for the volatility of our common stock price, estimated term over which our stock options and SARs will be outstanding, and interest rate to be applied.

Expected volatilities used are based on the historical volatility of our common stock price.

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

The dividend yield reflects the potential effect that paying a dividend will have on the fair value of the Company's stock.

We use our closing share price on the grant date as the fair value for issuances of restricted stock.

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure at Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to foreign currency translation risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European-based company. We currently utilize a foreign currency swap to exchange cash flows based on specified underlying notional amounts, assets, and/or indices to help manage foreign currency exchange rate risk with respect to cash flows from the lease revenue.

We are also subject to certain market risks, including changes in interest rates and commodity prices (specifically, aircraft fuel). The adverse effects of changes in markets could pose a potential loss, as discussed below. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements in this annual report on Form 10-K for a description of our significant accounting policies and additional information.

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2014, 2013 and 2012 represented 39.6 percent, 45.8 percent and 48.7 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2014 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $38.7 million, $38.5 million and $37.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at December 31, 2014, which totaled $89.6 million in cash and cash equivalents, $269.8 million of short-term investments and $57.4 million of long-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the years ended December 31, 2014, 2013 and 2012, would have affected interest income from cash and investment securities by $4.0 million, $3.7 million and $3.4 million, respectively.

As of December 31, 2014, we had $246.6 million, including current maturities, of variable-rate debt. A hypothetical 100 basis point change in interest rates in 2014 would have affected interest expense by $1.2 million, but would not have affected interest expense in prior years as a result of the LIBOR floor under our variable debt then outstanding.

As of December 31, 2014, we had $346.5 million, including current maturities, of fixed-rate debt. A hypothetical 100 basis point change in market interest rates in 2014 would not have a material effect on the fair value of our fixed-rate debt instruments. Also, a hypothetical 100 basis point change in market rates would not impact our earnings or cash flow associated with our fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 are included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegiant Travel Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Allegiant Travel Company

We have audited Allegiant Travel Company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Allegiant Travel Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Allegiant Travel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 26, 2015

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$89,610	$97,711
Restricted cash	12,021	10,531
Short-term investments	269,817	253,378
Accounts receivable	14,216	16,857
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $3,003 and $1,702 at December 31, 2014 and December 31, 2013, respectively	16,980	19,428
Prepaid expenses	24,306	26,643
Deferred income taxes	6,271	4,206
Other current assets	406	1,167
Total current assets	433,627	429,921
Property and equipment, net	738,783	451,584
Restricted cash, net of current portion	—	305
Long-term investments	57,390	36,037
Investment in and advances to unconsolidated affiliates, net	1,811	1,655
Deposits and other assets	7,774	10,689
Total assets	$1,239,385	$930,191
Current liabilities:
Current maturities of long-term debt	$53,819	$20,237
Accounts payable	13,232	15,823
Accrued liabilities	110,802	87,203
Air traffic liability	185,315	167,388
Total current liabilities	363,168	290,651
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	539,280	214,063
Deferred income taxes	42,872	48,160
Total liabilities	945,320	552,874
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,174,241 and 22,036,893 shares issued; 17,413,307 and 18,544,248 shares outstanding, as of December 31, 2014 and December 31, 2013, respectively	22	22
Treasury stock, at cost, 4,760,934 and 3,492,645 shares at December 31, 2014 and December 31, 2013, respectively	(325,396)	(186,291)
Additional paid in capital	221,257	209,213
Accumulated other comprehensive loss (income), net	1,211	(12)
Retained earnings	395,783	352,811
Total Allegiant Travel Company stockholders' equity	292,877	375,743
Noncontrolling interest	1,188	1,574
Total equity	294,065	377,317
Total liabilities and stockholders' equity	$1,239,385	$930,191

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for per share amounts)

	Year ended December 31,
	2014	2013	2012
OPERATING REVENUE:
Scheduled service revenue	$732,020	$651,318	$586,036
Ancillary revenue:
Air-related charges	331,689	287,857	235,436
Third party products	36,587	37,030	36,124
Total ancillary revenue	368,276	324,887	271,560
Fixed fee contract revenue	17,403	17,462	42,905
Other revenue	19,347	2,483	8,218
Total operating revenue	1,137,046	996,150	908,719
OPERATING EXPENSES:
Aircraft fuel	388,216	385,558	378,195
Salary and benefits	193,345	158,627	133,295
Station operations	84,667	78,231	78,357
Maintenance and repairs	86,781	72,818	73,897
Sales and marketing	28,492	21,678	19,222
Aircraft lease rentals	15,945	9,227	—
Depreciation and amortization	83,409	69,264	57,503
Other	55,566	46,010	35,946
Special charge	43,280	—	—
Total operating expenses	979,701	841,413	776,415
OPERATING INCOME	157,345	154,737	132,304
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(217)	(393)	(99)
Interest income	(774)	(1,043)	(983)
Interest expense	21,205	9,493	8,739
Total other expense	20,214	8,057	7,657
INCOME BEFORE INCOME TAXES	137,131	146,680	124,647
PROVISION FOR INCOME TAXES	50,828	54,901	46,233
NET INCOME	86,303	91,779	78,414
Net loss attributable to noncontrolling interest	(386)	(494)	(183)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$86,689	$92,273	$78,597
Earnings per share to common stockholders:
Basic	$4.87	$4.85	$4.10
Diluted	$4.86	$4.82	$4.06
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	17,729	18,936	19,079
Diluted	17,782	19,050	19,276

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$86,303	$91,779	$78,414
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(124)	90	(69)
Income tax benefit (expense) related to unrealized gain or loss on available-for-sale securities	47	(33)	26
Foreign currency translation adjustment, net of tax	129	—	—
Unrealized gain on derivative instrument	1,858	—	—
Income tax expense related to unrealized gain on derivative activities	(687)	—	—
Total other comprehensive income (loss)	1,223	57	(43)
Total comprehensive income	87,526	91,836	78,371
Comprehensive loss attributable to noncontrolling interest	(386)	(494)	(183)
Comprehensive income attributable to Allegiant Travel Company	$87,912	$92,330	$78,554

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Total
							Allegiant
				Accumulated			Travel
	Common Stock			other			Company		Total
		Par		comprehensive	Retained	Treasury	stockholders'	Noncontrolling	stockholders'
	Shares	value	APIC	income	earnings	shares	equity	interest	equity
Balance at December 31, 2011	21,574	$22	$187,013	$(26)	$262,330	$(97,835)	$351,504	$—	$351,504
Stock-based compensation expense	—	—	3,660	—	—	—	3,660	—	3,660
Issuance of restricted stock	94	—	—	—	—	—	—	—	—
Exercises of stock options and stock-settled SARs	250	—	7,542	—	—	—	7,542	—	7,542
Tax benefit from stock based compensation	—	—	2,797	—	—	—	2,797	—	2,797
Assets acquired and services rendered in sale of ownership interest in subsidiary	—	—	—	—	—	—	—	1,446	1,446
Cancellation of restricted stock	(19)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(4,994)	(4,994)	—	(4,994)
Cash dividends, $2.00 per share	—	—	—	—	(38,602)	—	(38,602)	—	(38,602)
Unrealized loss on short-term investments, net of tax	—	—	—	(43)	—	—	(43)	—	(43)
Net income (loss)	—	—	—	—	78,597	—	78,597	(183)	78,414
Balance at December 31, 2012	21,899	$22	$201,012	$(69)	$302,325	$(102,829)	$400,461	$1,263	$401,724
Stock-based compensation expense	—	—	4,430	—	—	—	4,430	—	4,430
Issuance of restricted stock	85	—	—	—	—	—	—	—	—
Exercises of stock options and stock-settled SARs	56	—	2,082	—	—	—	2,082	—	2,082
Tax benefit from stock based compensation	—	—	1,689	—	—	—	1,689	—	1,689
Assets sold in acquisition of ownership interest in subsidiary	—	—	—	—	—	—	—	(1,225)	(1,225)
Assets acquired and services rendered in sale of ownership interest in subsidiary	—	—	—	—	—	—	—	2,030	2,030
Cancellation of restricted stock	(3)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(83,462)	(83,462)	—	(83,462)
Cash dividends declared, $2.25 per share	—	—	—	—	(41,787)	—	(41,787)	—	(41,787)
Unrealized gain on short-term investments, net of tax	—	—	—	57	—	—	57	—	57
Net income (loss)	—	—	—	—	92,273	—	92,273	(494)	91,779
Balance at December 31, 2013	22,037	$22	$209,213	$(12)	$352,811	$(186,291)	$375,743	$1,574	$377,317
Stock-based compensation expense	—	—	6,362	—	—	—	6,362	—	6,362
Issuance of restricted stock	55	—	—	—	—	—	—	—	—
Exercises of stock options and stock-settled SARs	93	—	2,240	—	—	—	2,240	—	2,240
Tax benefit from stock based compensation	—	—	3,442	—	—	—	3,442	—	3,442
Cancellation of restricted stock	(11)	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	—	—	—	—	—	(139,105)	(139,105)	—	(139,105)
Cash dividends declared, $2.50 per share	—	—	—	—	(43,717)	—	(43,717)	—	(43,717)
Unrealized gain on short-term investments, net of tax	—	—	—	1,223	—	—	1,223	—	1,223
Net income (loss)	—	—	—	—	86,689	—	86,689	(386)	86,303
Balance at December 31, 2014	22,174	$22	$221,257	$1,211	$395,783	$(325,396)	$292,877	$1,188	$294,065

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$86,303	$91,779	$78,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,409	69,264	57,503
Loss on aircraft and other equipment disposals	7,100	8,000	4,084
Special charge	43,280	—	—
Provision for obsolescence of expendable parts, supplies and fuel	1,301	827	480
Amortization of deferred financing costs and original issue discount	2,215	612	579
Stock-based compensation expense	16,723	9,818	4,069
Deferred income taxes	(7,353)	(1,945)	6,362
Excess tax benefits from stock-based compensation	(3,442)	(1,689)	(2,724)
Changes in certain assets and liabilities:
Restricted cash	(1,185)	(640)	5,290
Accounts receivable	2,641	1,778	(5,769)
Expendable parts, supplies and fuel	1,147	(1,823)	(4,373)
Prepaid expenses	8,591	(8,526)	490
Other current assets	822	3,124	286
Other assets	(1,858)	—	—
Accounts payable	851	3,140	891
Accrued liabilities	11,309	3,695	2,044
Air traffic liability	17,927	19,474	29,146
Net cash provided by operating activities	269,781	196,888	176,772
INVESTING ACTIVITIES:
Purchase of investment securities	(334,538)	(351,616)	(385,095)
Proceeds from maturities of investment securities	297,968	325,367	290,669
Purchase of property and equipment, including pre-delivery deposits	(279,418)	(177,516)	(105,084)
Interest during refurbishment of aircraft	—	(123)	(498)
Proceeds from sale of property and equipment	390	471	1,613
Investment in unconsolidated affiliates, net	(156)	352	(27)
Change in deposits and other assets	506	10,233	(10,405)
Net cash used in investing activities	(315,248)	(192,832)	(208,827)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(41,787)	—	(38,602)
Excess tax benefits from stock-based compensation	3,442	1,689	2,724
Proceeds from exercise of stock options	2,240	2,083	7,542
Proceeds from the issuance of long-term debt	385,300	106,000	13,981
Repurchase of common stock	(139,105)	(83,607)	(4,994)
Principal payments on long-term debt	(168,794)	(22,656)	(9,321)
Payments for deferred financing costs	(3,930)	(811)	(308)
Sale (purchase) of interest in subsidiary	—	1,400	(150)
Net cash provided by (used in) financing activities	37,366	4,098	(29,128)
Net change in cash and cash equivalents	(8,101)	8,154	(61,183)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,711	89,557	150,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,610	$97,711	$89,557
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Transactions:
Interest paid, net of amount capitalized	$19,270	$8,710	$8,638
Income taxes paid, net of refunds	$55,501	$53,220	$37,937
Non- cash transactions:
Assets acquired in sale of ownership interest in subsidiary	$—	$530	$1,225
Assets sold in acquisition of ownership interest in subsidiary	$—	$1,225	$—
Deposits applied against flight equipment purchase	$—	$—	$980
Long-term debt assumed for aircraft	$141,960	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014, 2013 and 2012
(in thousands, except share and per share amounts)

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. The Company also provides air transportation under fixed-fee flying arrangements, and generates aircraft lease revenue. Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, "production processes" involving check-in, baggage handling and flight services which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes it operates in one reportable segment and does not separately track expenses for the scheduled service and fixed fee air transportation services.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its majority-owned operating subsidiaries. The Company's investments in unconsolidated affiliates which are 50 percent or less owned are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the prospective nature of these estimates, actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the balance sheet date. Such investments are carried at cost which approximates fair value.

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Accounts Receivable

Accounts receivable are carried at cost which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company did not record allowance for doubtful accounts as of December 31, 2014 or 2013. Accounts receivable write offs for the years ended December 31, 2014, 2013 and 2012 were immaterial.

Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in stockholders’ equity. Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date as of the balance sheet date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year. As of December 31, 2014, the Company’s long-term investments consisted of corporate debt securities, government debt securities and municipal debt securities with contractual maturities of less than 18 months. Investment securities consisted of the following:

	As of December 31, 2014				As of December 31, 2013
		Gross Unrealized				Gross Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$8,377	$—	$—	$8,377	$20,172	$—	$—	$20,172
Certificates of deposit	10,049	2	—	10,051	—	—	—	—
Commercial paper	47,941	3	(4)	47,940	75,905	8	(2)	75,911
Municipal debt securities	105,933	14	(2)	105,945	181,870	17	(19)	181,868
Government debt securities	24,028	—	(31)	23,997	10,008	—	—	10,008
Corporate debt securities	134,770	1	(106)	134,665	45,150	—	(16)	45,134
Federal agency debt securities	4,711	—	(1)	4,710	—	—	—	—
Total	$335,809	$20	$(144)	$335,685	$333,105	$25	$(37)	$333,093

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2014, 2013, and 2012.

The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

Expendable Parts, Supplies and Fuel

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An allowance for obsolescence on aircraft spare parts is recognized over the remaining useful life of the Company’s aircraft fleet.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to five years. The Company had unamortized computer software development costs of $31,840 and $20,136 as of December 31, 2014 and 2013, respectively. Amortization expense related to computer software was $6,678, $3,347 and $1,539 for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, down to estimated residual value, over the estimated useful lives (in years). The depreciable lives used for the principal depreciable asset classifications are:

Aircraft and engines	3-15
Rotable parts	7
Buildings	25
Ground equipment and leasehold improvements	3-7

Aircraft and engines have an estimated average residual value of 13.2 percent of original cost as of December 31, 2014; other property and equipment are assumed to have no residual value.

In estimating the useful lives and residual values of its aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from aircraft manufacturers. Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events. These estimates are evaluated each reporting period and adjusted if necessary. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result in an acceleration of depreciation expense.

Leased Aircraft Return Costs

The Company has been party to operating lease agreements which contain aircraft return provisions. These provisions require the Company to compensate the lessor based on specific time remaining on certain aircraft and engine components between scheduled maintenance events. A liability associated with returning leased aircraft is accrued when it is probable that a cash payment will be made and that amount is reasonably estimable. Any accrual is based on the time remaining on the lease, planned aircraft usage and other provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination. Due to the purchase, in 2014, of two previously leased A320 series aircraft, the entire lease return condition accrual of $1,440 as of December 31, 2013, was relieved. As of December 31, 2014, the Company has no remaining aircraft under lease agreements.

Investment in Unconsolidated Affiliates

The Company uses the equity method to account for AFH Inc.’s, a wholly-owned subsidiary, investment in a fuel venture. AFH, Inc. has a 50 percent interest in a jointly owned entity with OSI (an affiliate of the Orlando Sanford International Airport) to handle certain fuel operations for the Orlando Sanford International Airport. The entity, SFB Fueling LLC, is responsible for the purchase and transport of jet fuel to a fuel farm facility owned and operated by OSI, and for the sale of jet fuel to air carriers at the Orlando Sanford International Airport. In addition, AFH, Inc. is responsible for the administrative functions for the joint venture. The Company’s proportionate allocation of net income or loss from this investment is reported in the Company’s consolidated statements of income in other (income) expense, with an adjustment to the recorded investment in the Company’s consolidated balance sheet. This investment, treated under the equity method, is not material to the financial position or results of operations of the Company.

Capitalized Interest

Interest attributable to funds used to finance the refurbishment of aircraft prior to revenue service is capitalized as an additional cost of the related asset, provided that the refurbishment is extensive or requires an extended period of time to complete, generally longer than 90 days. Interest is capitalized at the Company’s average interest rate on long-term debt and ceases when the asset is ready for service. For the years ended December 31, 2014, 2013 and 2012, the Company recorded gross interest expense of $21,205, $9,616 and $9,237, respectively. No interest was capitalized in 2014, but, $123 and $498 of interest was capitalized in 2013 and 2012, respectively.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired, and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service for which the asset will be used in operations, and estimated salvage values.

For the years ended December 31, 2014, 2013 and 2012, the Company incurred impairment losses on spare engine parts of $3,437, $5,315 and $2,768, respectively.

In the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $43,280 on its fleet of six Boeing 757 aircraft, engines, and related assets as a result of a recent review of fleet value. The review was based on factors such as the Company's ability or intent to operate fleet types through their estimated useful lives, potential changes to fleet residual values based on changes in market conditions for used aircraft, spare engines and parts, and potential changes to scheduled revenue network based on competition trends and operational performance. Refer to Note 8 – Fair Value Measurements for further discussion.

Revenue Recognition

Scheduled service revenue consists of passenger revenue generated from nonstop flights in the Company’s route network, recognized either when the travel-related service or transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are presented on a net basis in the Company’s consolidated statements of income and recorded as a liability until remitted to the appropriate taxing authority.

Fixed fee contract revenue consists largely of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Ancillary revenue is generated from air-related fees paid by ticketed passengers and the sale of third party products. Air-related charges consist of baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed independent of the original ticket sale. Change and cancellation fees for nonrefundable itineraries are air-related charges deemed independent of the original ticket sale, and are recognized as revenue when the sale occurs.

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

Other revenue is generated from leased out aircraft and flight equipment, and other miscellaneous sources. Lease revenue is recognized pro-rata over the lease term.

Maintenance and Repair Costs

The Company accounts for aircraft maintenance activities under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft, including major aircraft maintenance activities, are charged to operating expenses as incurred.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $6,022, $4,160 and $4,201 for the years ended December 31, 2014, 2013 and 2012, respectively.

Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method, the Company attributes net income to two classes, common stock and unvested restricted stock awards. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities because they receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of two methods. Under both methods, the exercise of employee stock options and stock-settled stock appreciation rights are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs as described below:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the years ended December 31, 2014, 2013 and 2012, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (shares in table in thousands):

	Year ended December 31,
	2014	2013	2012
Basic:
Net income attributable to Allegiant Travel Company	$86,689	$92,273	$78,597
Less: Net income allocated to participating securities	(293)	(381)	(295)
Net income attributable to common stock	$86,396	$91,892	$78,302
Net income per share, basic	$4.87	$4.85	$4.10
Weighted-average shares outstanding	17,729	18,936	19,079
Diluted:
Net income attributable to Allegiant Travel Company	$86,689	$92,273	$78,597
Less: Net income allocated to participating securities	(292)	(378)	(292)
Net income attributable to common stock	$86,397	$91,895	$78,305
Net income per share, diluted	$4.86	$4.82	$4.06
Weighted-average shares outstanding	17,729	18,936	19,079
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	88	154	228
Adjusted weighted-average shares outstanding under treasury stock method	17,817	19,090	19,307
Participating securities excluded under two-class method	(35)	(40)	(31)
Adjusted weighted-average shares outstanding under two-class method	17,782	19,050	19,276

Stock awards outstanding of 75,233, 91,028, and 478 shares for 2014, 2013, and 2012, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options, and is remeasured monthly for cash-settled stock appreciation rights (“SARs”). Cost is based on the closing share price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the employee’s requisite service period, the vesting period of the award, which is generally three years.

In April 2014, the Company adopted the 2014 Employee Stock Purchase Plan ("ESPP"). The ESPP is a compensatory plan under the accounting guidance and will result in the recognition of compensation expense. The Company’s stock-based employee compensation plan is more fully discussed in Note 12—Employee Benefit Plans.

Concentration Risk

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Income Taxes

The Company recognizes deferred income taxes based on the asset and liability method required by accounting standards. Deferred tax assets and liabilities are determined based on the timing differences between book basis for financial reporting purposes and tax basis of the asset and liability and measured using the enacted tax rates. A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines the net current and non-current deferred tax assets or liabilities separately for federal, state, foreign and other local jurisdictions.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update 2014-09, intended to create a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.
Note 3 — Property and Equipment

As of December 31, 2014, the Company owned 53 MD-80 aircraft, six Boeing 757-200 aircraft, nine Airbus A320 aircraft, and 16 Airbus 319 aircraft. Of the 16 Airbus A319 aircraft, 12 are on lease to a European carrier until 2018. Of the nine Airbus A320 aircraft, two were placed into service in February 2015. As of December 31, 2013, the Company owned 54 MD-80 aircraft, six Boeing 757-200 aircraft, seven Airbus A320 aircraft, and one Airbus A319 aircraft.

Property and equipment consist of the following:

	As of December 31, 2014	As of December 31, 2013
Flight equipment	$947,082	$629,715
Ground property and equipment	100,916	73,638
Total property and equipment	1,047,998	703,353
Less accumulated depreciation and amortization	(309,215)	(251,769)
Property and equipment, net	$738,783	$451,584

The following table summarizes the Company's total aircraft fleet as of December 31, 2014:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Average Age in Years
MD-88/82/83	53	166	25.1
B757-200	6	215	21.8
A319 (2)	4	156	10.3
A320 (3)	9	177	14.2
Total aircraft	72

(1)	Refer to Note 5 – Long-Term Debt for discussion of the Company's notes payable secured by aircraft.

(2)	Does not include 12 Airbus A319 aircraft currently on lease to a European carrier until 2018.

(3)	Of the nine Airbus A320 aircraft at December 31, 2014, two were being prepared for revenue service.

Note 4 — Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31, 2014	As of December 31, 2013
Salaries, wages and benefits	$30,949	$23,355
Maintenance and repairs	4,727	3,166
Passenger fees payable	8,219	5,638
Passenger taxes payable	705	948
Station expenses	7,683	8,257
Interest payable	8,875	723
Dividend payable	43,703	41,787
Other accruals	5,941	3,329
Total accrued liabilities	$110,802	$87,203

As of December 31, 2014, the increase in salaries, wages and benefits is mostly due to a $15,195 bonus accrual as the Company achieved higher profits in 2014 compared to 2013, when excluding non-cash impairment charge of $43,280. The increase in interest payable from 2013 to 2014 is due primarily to the Company's senior unsecured notes entered into in June 2014. Dividend payable increased as the Company declared a $2.50 per share dividend in 2014 compared to a $2.25 per share dividend in 2013, in each case, paid in January of the following year.

Note 5 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31, 2014	As of December 31, 2013
5.50% Senior Notes, due July 2019	$300,000	$—
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due November 2018	131,454	—
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	41,703	48,000
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	38,505	—
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	36,844	45,775
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	34,915	—
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,678	9,953
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	—	121,230
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	—	9,342
Total long-term debt	593,099	234,300
Less current maturities	53,819	20,237
Long-term debt, net of current maturities	$539,280	$214,063

Maturities of long-term debt, as of December 31, 2014, for the next five years and thereafter, in the aggregate, are: 2015 - $53,819; 2016 - $55,553; 2017 - $57,323; 2018 - $112,661; 2019 - $313,743; and none thereafter.

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

The Notes bear interest at a rate of 5.5 percent per year, payable in cash semi-annually, on January 15 and July 15 of each year, and will mature on July 15, 2019.

At any time, the Company may redeem the Notes, in whole or in part, at a price equal to 100 percent of the principal amount of the Notes, plus accrued and unpaid interest, plus a “make-whole premium.” The occurrence of specific kinds of changes in control will be a triggering event requiring the Company to offer to purchase, from holders, all or a portion of the Notes at a price equal to 101 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. As of December 31, 2014, management believes the Company is in compliance with all covenants under the indenture.

Secured Debt

In June 2014, the Company assumed $142.0 million of debt in connection with the acquisition of 12 separate special purpose companies, each owning one Airbus A320 series aircraft. The notes payable assumed bear interest at the London Interbank Deferred Rate ("LIBOR") plus 3.08 percent and are payable in monthly installments through November 2018, at which time a balloon payment is due.

In May 2014, the Company borrowed $40.0 million secured by six Boeing 757-200 aircraft. The notes payable bear interest at LIBOR plus 2.95 percent and are payable in monthly installments through May 2018, at which time a balloon payment is due.

In April 2014, the Company borrowed $45.3 million under a loan agreement secured by 53 MD-80 aircraft. The note payable issued under the loan agreement bears interest at LIBOR plus 2.95 percent and is payable in monthly installments through April 2018, at which time a balloon payment is due. Concurrently, the Company prepaid the remaining $121.1 million balance of its senior secured term loan facility (the "Term Loan"). The original maturity date of the Term Loan was March 2017 and it bore interest based on LIBOR with a LIBOR floor of 1.50 percent.

In the second quarter of 2014, the Company prepaid, in full, the $8.5 million balance owed on its note payable secured by two Boeing 757-200 aircraft originally due in July 2016.

In November 2013, the Company borrowed $48.0 million under a loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the loan agreement bear interest at LIBOR plus 2.46 percent and are payable in monthly installments through November 2019, at which time a balloon payment is due.

In October 2013, the Company borrowed $10.0 million under a loan agreement secured by real estate now used as the Company's headquarters. The note payable issued under the loan agreement bears interest at 2.86 percent per annum and is payable in monthly installments through October 2018, at which time a balloon payment of $8.5 million is due.

In September 2013, the Company borrowed $48.0 million under a modified loan agreement secured by four Airbus A320 series aircraft. The notes payable issued under the modified loan agreement bear interest at 3.99 percent per annum and are payable in monthly installments through October 2018.

Note 6 — Leases

The Company has leased aircraft and other assets, including office facilities, airport and terminal facilities, and office equipment. These leases have terms extending through 2024. Total rental expense for aircraft and non-aircraft operating leases for the years ended December 31, 2014, 2013 and 2012 was $8,813, $13,098 and $8,322, respectively. During 2014, the Company incurred $1,025 of aircraft lease rental expense for two Airbus A320 series aircraft which were purchased later during the year. In addition, aircraft lease rental expense in 2014 included $14,794 of sub-service expenses related to pilot training delays, and delays in placing owned Airbus A320 aircraft into revenue service.

Aircraft leases

In June 2014, the Company acquired 100 percent ownership interests in 12 special purpose companies, each of which owns one A320 series aircraft currently on lease to a European carrier until 2018. The Company performed a valuation over the in-place leases at December 31, 2014, and concluded they are stated at fair value.
In August 2014, the Company entered into an agreement with the lessor of eight Airbus A320 series aircraft to terminate its existing operating leases, and simultaneously entered into a purchase agreement with the lessor for the purchase of the same aircraft held or to be delivered under operating lease. The Company performed a valuation of this acquisition and, concluding that the purchase price was stated at fair value, recognized no associated impairment or lease termination costs.

Airport and other facilities leases

The office facilities under lease include approximately 70,000 square feet of space under a lease that expires in April 2018. The Company has exercised its option to terminate this lease in May 2015. The Company also leases approximately 10,000 square feet of office space in an adjacent building, which is utilized for training and other corporate purposes (expires in 2018). The Company is responsible for its share of common area maintenance charges under both leases.

Airport and terminal facility leases are entered into with a number of local governments and other third parties. These lease arrangements have a variety of terms and conditions.

Scheduled future minimum lease payments

At December 31, 2014, scheduled future minimum lease payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year are: 2015 - $4,409; 2016 - $2,903; 2017 - $2,803; 2018 - $2,807; 2019 - $2,543; and thereafter - $1,211.

In addition, scheduled future minimum airport fee payments under airport use and lease agreements with fixed and remaining non-cancelable terms in excess of one year are: 2015 - $10,270; 2016 - $10,270; and thereafter - $5,310.

Note 7 — Stockholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market and private purchases under its share repurchase program. During 2014, the Company repurchased 1,268,289 shares through open market and private purchases at an average cost of $109.68 per share for a total expenditure of $139,105. During 2013, the Company repurchased 913,806 shares through open market and private purchases at an average cost of $91.33 per share for a total expenditure of $83,462. As of December 31, 2014, the Company had $86,432 in unused stock repurchase authority remaining under the Board approved program.

On December 3, 2014, the Company's Board of Directors declared a special cash dividend of $2.50 per share on its outstanding common stock payable to stockholders of record on December 19, 2014. On January 6, 2015, the Company paid cash dividends of $43,703 to these stockholders.

On November 14, 2013, the Company’s Board of Directors declared a special cash dividend of $2.25 per share on its outstanding common stock payable to stockholders of record on December 13, 2013. On January 3, 2014, the Company paid cash dividends of $41,787 to these stockholders.

Note 8 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, government debt securities, federal agency debt securities, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources, including transactions involving identical or comparable assets and models utilizing market observable inputs.

For assets classified as Level 2 that are not in active markets, the Company obtained fair value from pricing sources using quoted market prices for identical or comparable instruments and from pricing models which include all significant observable inputs, including maturity dates, issue dates, settlement date, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data. These inputs are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset.

The fair value of the Company's derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable exchange and interest rates.

Assets measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$8,377	$8,377	$—	$—
Municipal debt securities	101	—	101	—
Total cash equivalents	8,478	8,377	101	—
Short-term investments
Corporate debt securities	103,961	—	103,961	—
Municipal debt securities	103,155	—	103,155	—
Commercial paper	47,940	—	47,940	—
Certificate of deposit	10,051	—	10,051	—
Federal agency debt securities	4,710	—	4,710	—
Total short-term investments	269,817	—	269,817	—
Long-term investments
Corporate debt securities	30,704	—	30,704	—
Government debt securities	23,997	—	23,997	—
Municipal debt securities	2,689	—	2,689	—
Derivative instruments	1,858	—	1,858	—
Total long-term investments	59,248	—	59,248	—
Total investment securities	$337,543	$8,377	$329,166	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$20,172	$20,172	$—	$—
Municipal debt securities	23,506	—	23,506	—
Total cash equivalents	43,678	20,172	23,506	—
Short-term investments
Municipal debt securities	122,325	—	122,325	—
Commercial paper	75,911	—	75,911	—
Corporate debt securities	45,134	—	45,134	—
Government debt securities	10,008	—	10,008	—
Total short-term investments	253,378	—	253,378	—
Long-term investments
Municipal debt securities	36,037	—	36,037	—
Total long-term investments	36,037	—	36,037	—
Total investment securities	$333,093	$20,172	$312,921	$—

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2014 or 2013.

The carrying amounts and estimated fair values of the Company's long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at December 31, 2014, are presented in the table below. The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining six of the Company’s debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3 because certain inputs used to determine the fair value of these agreements are unobservable and, therefore, are sensitive to changes in the inputs. The Company utilizes indicative pricing from counterparties and a discounted cash flow method to estimate the fair value of the Level 3 items.

	As of December 31, 2014		As of December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value	Fair value level hierarchy
5.50% Senior Notes, due July 2019	300,000	304,875	$—	$—	Level 2
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due November 2018	131,454	119,809	—	—	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	41,703	38,735	48,000	35,763	Level 3
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	38,505	36,330	—	—	Level 3
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	36,844	34,000	45,775	31,888	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	34,915	32,923	—	—	Level 3
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,678	8,693	9,953	8,719	Level 3
Senior secured term loan facility, interest at LIBOR plus 4.25% with LIBOR floor of 1.5%, due March 2017	—	—	121,230	122,821	Level 3
Notes payable, secured by aircraft, interest at 4.65%, due July 2016	—	—	9,342	8,222	Level 3
Total	$593,099	$575,365	$234,300	$207,413

In the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $43,280 on its fleet of six Boeing 757 aircraft, engines, and related assets as a result of a recent review of fleet value. The Company concluded that the carrying value of these aircraft and related assets was no longer fully recoverable when compared to the estimated remaining future undiscounted cash flows from these assets. Therefore, an adjustment to their fair value with inputs classified as Level 3 was recorded.

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 9 — Derivative Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, the Company will use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The Company currently utilizes a foreign currency swap to exchange cash flows based on specified underlying notional amounts, assets, and/or indices to help manage foreign currency exchange rate risk with respect to cash flows from the lease of aircraft to a European carrier, and not for trading purposes.
In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier. The Company uses a cash flow hedge to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. At December 31, 2014, the change in the fair value recorded in accumulated other comprehensive income was $1,858 as well as $687 of income tax expense related to the unrealized gain on the hedge.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. The change in fair market value of any ineffective portion of a financial instrument is immediately recognized into earnings.

At December 31, 2014, the fair value of the Company's derivative instrument was $1,858 and is reported in the Company's consolidated balance sheet within deposits and other assets. Fair value is determined after considering the impact of any legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. No amounts were netted under a master netting arrangement and no collateral was held or placed with the counter-party. Refer to Note 8 - Fair Value Measurements for additional information related to the estimated fair value.

Note 10 — Income Taxes

The Company is subject to income taxation in the United States, foreign and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.

The components of income/(loss) before income tax expense/(benefit) are as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
Domestic	$129,553	$146,680	$124,647
Foreign	7,578	—	—
Total	$137,131	$146,680	$124,647

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$53,156	$52,732	$36,409
State	4,645	4,114	3,462
Foreign	854	—	—
Total current	58,655	56,846	39,871
Deferred:
Federal	(8,557)	(1,811)	6,082
State	(247)	(134)	280
Foreign	977	—	—
Total deferred	(7,827)	(1,945)	6,362
Total income tax provision	$50,828	$54,901	$46,233

The Company recorded $3,442, $1,689 and $2,797 as an increase to additional paid in capital and reduction to taxes payable for certain tax benefits from employee stock-based compensation for the years ended December 31, 2014, 2013 and 2012, respectively.

Reconciliations to the statutory income tax rate and the Company’s effective tax rate for 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory rate	$48,007	$51,362	$43,627
State income taxes, net of federal income tax benefit	2,587	2,654	2,301
Other	234	885	305
Total income tax expense	$50,828	$54,901	$46,233

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$1,149	$—	$895	$—
Accrued bonus	4,633	—	4,484	—
Prepaid expenses	—	(4,667)	—	(5,420)
State taxes	1,484	—	1,269	—
Accrued property taxes	1,329	—	919	—
Other	2,343	—	2,059	—
Total current	10,938	(4,667)	9,626	(5,420)
Noncurrent:
Prepaid expenses	—	(815)	—	—
Depreciation	—	(44,116)	—	(51,750)
Goodwill	491	—	603	—
Stock-based compensation expense	2,936	—	3,711	—
Federal net operating loss	1,063	—	678	—
Foreign deferred	—	(909)	—	—
Other	—	(215)	672	(1,411)
Less: valuation allowance	(1,330)	—	(663)	—
Total noncurrent:	3,160	(46,055)	5,001	(53,161)
Total	$14,098	$(50,722)	$14,627	$(58,581)

As of December 31, 2014 and 2013, a subsidiary of the Company recognized a federal net operating loss (“NOL”) carryforward of $3,126 and $1,936, respectively. This resulted in deferred tax asset of $1,063 and $678, respectively. The Company assessed the need for a valuation allowance based on the available evidence and recognized a valuation allowance in the amount of $1,036 as of December 31, 2014 and $663 for 2013. The federal NOLs will begin to expire in 2032.
As of December 31, 2014, the Company recognized a foreign tax credit carryforward of $294 as well as a corresponding valuation allowance. If unused, the foreign tax credit carryforward will begin to expire in 2025.
The Company paid income taxes, net of refunds, of $55,501, $53,220 and $37,937 in 2014, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. The Company is not currently under examination by the IRS. The Company's federal income tax returns for 2013, 2012 and 2011 remain open to examination. Various foreign, state and local tax returns remain open to examination. The Company believes that any potential assessment would be immaterial.

Note 11 — Related Party Transactions

The Company leases approximately 70,000 square feet of office space in a corporate building as well as space in an adjacent building, which is used for training purposes. Both buildings are owned by a limited liability company in which the Company's Chairman and Chief Executive Officer owns a significant interest as non-controlling member. Another member of the Company's Board of Directors also owns a minority interest in this limited liability company. Under the terms of these agreements, the Company made rent payments of $3,148, $2,704 and $2,303 in 2014, 2013 and 2012, respectively.

During the third quarter 2014, the Company repurchased 200,000 shares of the Company's common stock from Maurice Gallagher, Chairman and Chief Executive Officer, as part of the Company's stock repurchase program. The repurchases were made based on a stock price of $126.20 per share, the average closing price of the Company's stock over the five days prior to the transaction, for a total purchase price of $25,240.

Andrew Levy, former President, Chief Operating Officer, and member of the Board of Directors, resigned in September 2014. In accordance with the separation agreement, the Company repurchased all previously unvested shares of restricted stock (23,623 shares) and rights to all previously unexercised stock options (options to purchase 127,512 shares at exercise prices between $36.97 per share and $108.59 per share). The repurchases were made based on a stock price of $124.05 per share, the average closing price of the Company’s stock over the five trading days prior to the date of the separation agreement. As a result, the Company paid Mr. Levy $8,549 for the repurchase of these restricted shares and cancellation of stock option rights. A $650 cash payment was also accrued related to the terms of his separation.

During 2014, Game Plane, LLC, a wholly owned subsidiary of the Company, paid $2,813 to Alpine Labs, LLC. Alpine Labs, LLC has partnered with Game Plane, LLC to produce and distribute game shows filmed on Company flights as part of the Company's promotional efforts. The Company’s Chairman and Chief Executive Officer owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC.

GMS Racing LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and Chief Executive Officer owns a controlling interest in GMS Racing LLC. The Company has sponsored GMS Racing LLC since 2013 and paid $938 classified as marketing expenses related to the sponsorship in 2013.

During 2014, the Company made payments totaling $828 to Adapt Courseware, LLC which builds training courses for fleet operations. The Company's Chairman and Chief Executive Officer owns a controlling interest in Adapt Courseware, LLC.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. The Company recognized expense under this plan of $3,412, $2,879 and $2,537 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Employee Stock Purchase Plan

In April 2014, the Company adopted the 2014 Employee Stock Purchase Plan ("ESPP") and reserved 1,000,000 shares of common stock for employee purchases under this plan. The ESPP is intended to provide eligible employees of the Company an opportunity to acquire a proprietary interest in the Company through the purchase of the Company's common stock. These stock purchases may be purchased on the open market, may be newly issued, or reissued treasury shares. Employees may contribute, through payroll deductions, up to 25 percent of their base pay per offering period, not to exceed $25 each calendar year, for the purchase of common stock. Shares will be purchased semi-annually, beginning April 30, 2015, at a 10 percent discount based on the end of the period price. The amount of the discount is subject to change but cannot exceed 15 percent. The ESPP is a compensatory plan under accounting guidance and will result in the recognition of compensation expense. For the year ended December 31, 2014, the Company recorded minimal compensation expense related to the ESPP, which opened for participation in November 2014.

Compensation expense

For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of $16,723, $9,818 and $4,069 respectively, in the consolidated statements of income related to stock options, SARs (stock-settled and cash-settled) and restricted stock.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of December 31, 2014, are presented below:

	Unrecognized Compensation Cost	Weighted Average Period (years)
Restricted stock	$4,934	1.77
Cash-settled SARs	3,639	1.67
Stock options	701	2.04
Total	$9,274	1.75

Fair value

The fair value of stock options granted was estimated as of the grant date using the Black-Scholes option pricing model.

Cash-settled SARs are liability-based awards for which the fair value and compensation expense recognized are updated each reporting period. The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	2014	2013	2012
Weighted-average volatility	29.3%	30.5%	33.6%
Expected term (in years)	1.4 - 2.5	0.3 - 2.5	1.5
Risk-free interest rate	0.4% - 0.9%	0.3% - 0.5%	0.5%
Dividend yield	1.8%	—	—

Expected volatilities used for award valuation in 2014, 2013 and 2012 were based on the historical volatility of the Company’s common stock.

Expected term represents the weighted average time between the award’s grant date and its exercise date. The Company estimated its expected term assumption in 2014, 2013 and 2012 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of the award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the potential effect that paying a dividend will have on the fair value of the Company's stock.

The contractual terms of the Company’s stock option and SAR awards granted range from five to ten years.

Stock options and stock-settled SARs

A summary of option and stock-settled SARs activity as of December 31, 2014, and changes during the year then ended, is presented below:

	Options and Stock-Settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	283,631	$49.48	3.38	$14,507
Granted	50,630	108.59
Exercised (1)	(237,912)	38.39
Forfeited	(7,600)	20.42
Outstanding at December 31, 2014	88,749	$69.43	3.29	$7,180
Fully vested and expected to vest at December 31, 2014	87,503	$67.51	3.28	$5,907
Exercisable at December 31, 2014	47,215	$39.15	2.68	$1,849

(1)	Includes 127,512 options purchased from Andrew Levy in connection with his separation agreement.

The Company granted 50,630 and 108,041 stock options during the years ended December 31, 2014, and 2013, respectively. No stock options were granted during the year ended December 31, 2012 and no stock-settled SARs were granted during the years ended December 31, 2014, 2013 or 2012. During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options and SARs exercised was $9,405, $3,261 and $9,123 respectively. Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $2,240, $2,083 and $7,542, respectively.

Restricted stock awards

A summary of the status of the Company’s non-vested restricted stock grants during the year ended December 31, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	145,232	$62.61
Granted	54,731	109.66
Vested (1)	(90,567)	75.31
Forfeited	(10,614)	79.36
Non-vested at December 31, 2014	98,782	$91.15

(1)	Includes 23,623 shares of previously unvested restricted stock purchased from Andrew Levy in connection with his separation agreement.

The weighted average grant date fair value per share of restricted stock grants during the years ended December 31, 2014, 2013 and 2012 was $109.66, $84.36 and $55.09, respectively. The total fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $6,820, $3,387 and $2,537, respectively.

Cash-settled stock appreciation rights

A summary of cash-settled SARs awards activity during the year ended December 31, 2014 is presented below:

	Cash-Settled SARs	Weighted Average Grant Date Fair Value
3/25/11 Grant
Outstanding at January 1, 2014	67,704	$19.01
Exercised	(43,811)	19.01
Forfeited	—	—
Outstanding at December 31, 2014	23,893	$19.01
Exercisable at December 31, 2014	23,893	$19.01
3/8/13 Grant
Outstanding at January 1, 2014	70,812	$20.92
Exercised	(15,500)	20.92
Forfeited	(8,767)	20.92
Outstanding at December 31, 2014	46,545	$20.92
Exercisable at December 31, 2014	8,104	$20.92
3/6/14 Grant
Outstanding at January 1, 2014	—	$—
Granted	54,528	25.68
Exercised	—	—
Forfeited	(5,453)	25.68
Outstanding at December 31, 2014	49,075	$25.68
Exercisable at December 31, 2014	—	—

There were 54,528 cash-settled SARs granted during 2014, 70,812 in 2013 and none in 2012. The weighted average grant date fair value per share of cash-settled SARs granted during the years ended December 31, 2014 and 2013 was $25.68 and $20.92, respectively. As of December 31, 2014, the fair value of the liability related to the vested and outstanding cash-settled SARs was $3,639.

Note 13 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

During 2014, the Company entered into purchase agreements for nine Airbus A320 series aircraft yet to be purchased as of December 31, 2014. The remaining obligation of the Company under these agreements as of December 31, 2014 was $164,406, to be paid between 2015 and 2016. In August 2013, the Company entered into purchase agreements for two Airbus A320 series aircraft which had not been purchased as of December 31, 2013. These aircraft were acquired in the fourth quarter of 2014.

Note 14 — Selected Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below.

	March 31	June 30	September 30	December 31
2014
Operating revenues	$302,524	$290,541	$265,029	$278,950
Operating income	57,271	56,413	28,867	14,790
Net income attributable to Allegiant Travel Company	34,222	33,499	14,172	4,794
Earnings per share to common stockholders:
Basic	1.87	1.87	0.80	0.29
Diluted	1.86	1.86	0.80	0.27
2013
Operating revenues	$272,959	$255,846	$228,874	$238,471
Operating income	52,367	42,856	29,232	30,281
Net income attributable to Allegiant Travel Company	31,935	25,760	17,106	17,476
Earnings per share to common stockholders:
Basic	1.66	1.35	0.91	0.96
Diluted	1.65	1.34	0.91	0.94

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted average common shares outstanding and other dilutive potential common shares.

The Company's income and earnings per share in the fourth quarter of 2014 were impacted by a non-cash impairment charge of $43,280 on its Boeing 757 fleet.

Note 15 — Subsequent Events

In January 2015, the Company's Board of Directors approved a quarterly cash dividend of 0.25 per share, with the initial distribution to be made on March 17, 2015, to all shareholders of record as of March 4, 2015.

In January 2015, the Company entered into a forward purchase agreement for four Airbus A320 series aircraft. The Company expects to take delivery of the four aircraft in 2017.

In February 2015, the Company entered into forward purchase agreements for eight Airbus A320 series aircraft. The Company expects to take delivery of these aircraft from the second quarter of 2015 through 2017.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control- Integrated Framework (2013 Framework). Based on our assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Ernst & Young, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2015, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2015, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2015, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2015, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 18, 2015, which Proxy Statement is to be filed with the Commission.

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

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2
Bylaws of Allegiant Travel Company as amended on January 28, 2013. (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013).

3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
4.1
Indenture dated as of June 13, 2014 between the Company and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014).

4.2
Supplemental Indenture dated as of June 25, 2014 among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (including the Form of Note). (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 8, 2014).

4.3	Form of 5.50% Notes due 2019 (included as Exhibit A in Exhibit 4.2 incorporated by reference).
10.1
2006 Long-Term Incentive Plan, as amended on July 19, 2009.(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009-SEC File No. 001-33166).

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

10.7
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009-SEC File No. 001-33166).

10.8
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.)

10.9
Amendment to Lease Agreement dated September 1, 2012 between Windmill Durango Office, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013.)

10.10
Form of Stock Option Agreement used for Officers of the Company. (1) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.11
Form of Restricted Stock Agreement used for Officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

Exhibit Number	Description
10.12
Form of Stock Appreciation Rights Agreement used for Officers of the Company.(1) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Commission on May 8, 2013).

10.13
Agreement of Sale and Purchase dated April 19, 2013 between the Company and Crossing Business Center 1 and 2, LLC and Crossing Business Center 7 LLC.(1) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Commission on August 7, 2013).

10.14
Aircraft Sale and Purchase Agreement dated August 5, 2014, between Sunrise Asset Management, LLC and NAS Investments 3, Inc. as amended by Amendment No. 1 to the Aircraft Sale and Purchase Agreement dated September 17, 2014. (2) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 10, 2014).

10.15
Separation Agreement and Mutual Release of All Claims effective as of September 30, 2014, between the Company and Andrew C. Levy. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 10, 2014).

12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Cash Flow Statements for the years ended December 31, 2014, 2013 and 2012 (vi) the Notes to the Consolidated Financial Statements. (3)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 26, 2015.

Allegiant Travel Company

By:	/s/ Scott Sheldon
Scott Sheldon
Chief Financial Officer

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Scott Sheldon and Maurice J. Gallagher, Jr., and each of them acting alone, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 26, 2015
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	February 26, 2015
Scott Sheldon	(Principal Financial Officer)

/s/ Gregory Anderson	Principal Accounting Officer	February 26, 2015
Gregory Anderson

/s/ Montie Brewer	Director	February 26, 2015
Montie Brewer

/s/ Gary Ellmer	Director	February 26, 2015
Gary Ellmer

/s/ Linda Marvin	Director	February 26, 2015
Linda Marvin

/s/ Charles W. Pollard	Director	February 26, 2015
Charles W. Pollard

/s/ John Redmond	Director	February 26, 2015
John Redmond