Form 10-Q
period 2015-03-31
Allegiant Travel CO
filed 2015-05-06
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2015 was 17,148,271.
Allegiant Travel Company

Form 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$107,108	$89,610
Restricted cash	11,021	12,021
Short-term investments	295,399	269,817
Accounts receivable	13,468	14,216
Expendable parts, supplies and fuel, net of an allowance for obsolescence of $3,397 and $3,003 at March 31, 2015 and December 31, 2014, respectively	15,959	16,980
Prepaid expenses	26,858	24,306
Deferred income taxes	6,271	6,271
Other current assets	699	406
Total current assets	476,783	433,627
Property and equipment, net	775,474	738,783
Long-term investments	35,531	57,390
Investment in and advances to unconsolidated affiliates, net	1,940	1,811
Deposits and other assets	9,249	7,774
Total assets	$1,298,977	$1,239,385
Current liabilities:
Current maturities of long-term debt	$60,758	$53,819
Accounts payable	16,110	13,232
Accrued liabilities	83,390	110,802
Air traffic liability	233,761	185,315
Total current liabilities	394,019	363,168
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	556,505	539,280
Deferred income taxes	44,865	42,872
Total liabilities	995,389	945,320
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,213,050 and 22,174,241 shares issued; 17,149,448 and 17,413,307 shares outstanding, as of March 31, 2015 and December 31, 2014, respectively	22	22
Treasury stock, at cost, 5,063,602 and 4,760,934 shares at March 31, 2015 and December 31, 2014, respectively	(380,135)	(325,396)
Additional paid in capital	224,209	221,257
Accumulated other comprehensive income, net	2,031	1,211
Retained earnings	456,316	395,783
Total Allegiant Travel Company stockholders' equity	302,443	292,877
Noncontrolling interest	1,145	1,188
Total equity	303,588	294,065
Total liabilities and stockholders' equity	$1,298,977	$1,239,385

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except for per share amounts)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUE:
Scheduled service revenue	$200,529	$203,521
Ancillary revenue:
Air-related charges	105,069	85,454
Third party products	10,797	10,629
Total ancillary revenue	115,866	96,083
Fixed fee contract revenue	4,368	2,646
Other revenue	8,478	274
Total operating revenue	329,241	302,524
OPERATING EXPENSES:
Aircraft fuel	69,626	108,949
Salary and benefits	58,553	46,439
Station operations	23,852	22,233
Maintenance and repairs	21,392	20,600
Sales and marketing	7,101	7,818
Aircraft lease rentals	718	9,429
Depreciation and amortization	24,347	18,431
Other	15,553	11,354
Total operating expenses	221,142	245,253
OPERATING INCOME	108,099	57,271
OTHER (INCOME) EXPENSE:
Loss from unconsolidated affiliates, net	4	3
Interest income	(105)	(205)
Interest expense	6,826	3,128
Total other expense	6,725	2,926
INCOME BEFORE INCOME TAXES	101,374	54,345
PROVISION FOR INCOME TAXES	36,551	20,270
NET INCOME	64,823	34,075
Net loss attributable to noncontrolling interest	(44)	(147)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$64,867	$34,222
Earnings per share to common stockholders:
Basic	$3.75	$1.87
Diluted	$3.74	$1.86
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	17,197	18,166
Diluted	17,237	18,248

Cash dividend declared per share:	$0.25	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$64,823	$34,075
Other comprehensive income:
Net change in available-for-sale securities, net of tax effect of $108 and $(5) for 2015 and 2014, respectively	303	8
Net change in derivatives, net of tax effect of $(584) and $0 for 2015 and 2014, respectively	994	—
Reclassification of derivative gains into Other revenue	(477)	—
Total other comprehensive income	820	8
Total comprehensive income	65,643	34,083
Comprehensive loss attributable to noncontrolling interest	(44)	(147)
Comprehensive income attributable to Allegiant Travel Company	$65,687	$34,230

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$64,823	$34,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,347	18,431
Loss on aircraft and other equipment disposals	2,816	1,350
Provision for obsolescence of expendable parts, supplies and fuel	394	295
Amortization of deferred financing costs and original issue discount	242	149
Stock-based compensation expense	5,033	2,189
Deferred income taxes	1,993	2,048
Excess tax benefits from stock-based compensation	(1,734)	(1,323)
Changes in certain assets and liabilities:
Prepaid expenses	(2,552)	(3,473)
Accounts payable	4,612	7,427
Accrued liabilities	12,489	5,200
Air traffic liability	48,446	41,726
Other, net	2,051	(729)
Net cash provided by operating activities	162,960	107,365
INVESTING ACTIVITIES:
Purchase of investment securities	(82,335)	(66,086)
Proceeds from maturities of investment securities	79,433	79,802
Purchase of property and equipment, including pre-delivery deposits	(64,128)	(11,070)
Proceeds from sale of property and equipment	274	55
Other investing activities	(129)	(755)
Net cash (used in) provided by investing activities	(66,885)	1,946
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(48,050)	(41,787)
Excess tax benefits from stock-based compensation	1,734	1,323
Proceeds from exercise of stock options	—	2,240
Proceeds from the issuance of long-term debt	37,500	—
Repurchase of common stock	(54,739)	(73,397)
Principal payments on long-term debt	(13,336)	(4,987)
Other financing activities	(1,686)	(296)
Net cash used in financing activities	(78,577)	(116,904)
Net change in cash and cash equivalents	17,498	(7,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,610	97,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,108	$90,118

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

These unaudited consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, intended to create a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year, to December 15, 2017, for annual and interim periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.

In April 2015, the FASB issued ASU 2015-03, which amends existing guidance and requires the presentation of debt issuance costs on the balance sheet as a reduction of the carrying amount of the related debt liability rather than a deferred charge. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in stockholders’ equity. Excluded from the table below is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 7 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments, and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year. Investment securities consisted of the following:

	As of March 31, 2015				As of December 31, 2014
		Net Unrealized				Net Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$2,733	$—	$—	$2,733	$8,377	$—	$—	$8,377
Certificates of deposit	—	—	—	—	10,049	2	—	10,051
Commercial paper	70,861	4	(6)	70,859	47,941	3	(4)	47,940
Municipal debt securities	99,782	5	(3)	99,784	105,933	14	(2)	105,945
Government debt securities	35,520	15	(4)	35,531	24,028	—	(31)	23,997
Corporate debt securities	122,566	8	(38)	122,536	134,770	1	(106)	134,665
Federal agency debt securities	4,704	1	—	4,705	4,711	—	(1)	4,710
Total	$336,166	$33	$(51)	$336,148	$335,809	$20	$(144)	$335,685

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had no realized gains or losses for the three months ended March 31, 2015 and minimal realized losses during the same period in 2014.

Note 3 — Property and Equipment

As of March 31, 2015, the Company owned 53 MD-80 aircraft, six Boeing 757-200 aircraft, nine Airbus A320 aircraft and 18 Airbus A319 aircraft, which includes 12 Airbus A319 aircraft on lease to a third party. The Airbus A320 aircraft and Airbus A319 aircraft are frequently referred to collectively as Airbus A320 series aircraft.

Property and equipment consisted of the following:

	As of March 31, 2015	As of December 31, 2014
Flight equipment	$989,994	$947,082
Ground property and equipment	116,891	100,916
Total property and equipment	1,106,885	1,047,998
Less accumulated depreciation and amortization	331,411	309,215
Property and equipment, net	$775,474	$738,783

The following table summarizes the Company's total aircraft fleet as of March 31, 2015:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Average Age in Years
MD-88/83	53	166	25.3
B757-200	6	215	22.1
A319 (2) (3)	5	156	10.4
A320	9	177	14.4
Total aircraft	73

(1)	Refer to Note 4 - Long-Term Debt for further information on the Company's notes payable secured by aircraft.
(2)	Does not include 12 Airbus A319 aircraft currently on lease to a European carrier until 2018.
(3)	Excludes one Airbus A319 aircraft owned on March 31, 2015 but placed in service during the second quarter of 2015.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of March 31, 2015	As of December 31, 2014
5.50% Senior Notes, due July 2019	$300,000	$300,000
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	126,853	131,454
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	40,088	41,703
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	35,957	38,505
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	34,555	36,844
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	32,703	34,915
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due March 2020	30,000	—
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,607	9,678
Note payable, secured by real estate, interest at 2.86%, due March 2020	7,500	—
Total long-term debt	617,263	593,099
Less current maturities	60,758	53,819
Long-term debt, net of current maturities	$556,505	$539,280

Maturities of long-term debt, as of March 31, 2015, for the remainder of 2015 and for the next four years and thereafter, in aggregate, are:

March 31, 2015
Remaining in 2015	$46,691
2016	63,458
2017	63,659
2018	119,069
2019	316,354
Thereafter	8,032
Total	$617,263

Secured Debt

In March 2015, the Company borrowed $30.0 million secured by two A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent, and are payable in quarterly installments through March 2020, beginning in June 2015.

In March 2015, the Company borrowed $7.5 million secured by the real estate purchased by the Company in October 2014. The note bears a fixed interest rate of 2.86 percent per annum, and provides for a 25-year amortization and a five-year term.

Note 5 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company's stock through open market purchases under its share repurchase program. During the three months ended March 31, 2015, the Company repurchased 291,134 shares through open market purchases at an average price of $180.78 per share, for a total expenditure of $52,632. During the three months ended March 31, 2014, the Company repurchased 730,162 shares through open market purchases at an average price of $98.82 per share, for a total expenditure of $72,157.

In the first quarter of 2015, the Company's Board of Directors approved a recurring quarterly cash dividend of $0.25 per share. On March 17, 2015, the Company paid cash dividends of $4,334 to shareholders of record on March 4, 2015.

On December 3, 2014, the Company's Board of Directors declared a special cash dividend of $2.50 per share on its outstanding common stock, payable to stockholders of record on December 19, 2014. On January 6, 2015, the Company paid cash dividends of $43,703 to these shareholders.

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

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, federal agency debt securities, government debt securities, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs.

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

Assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$2,733	$2,733	$—	$—
Municipal debt securities	2,485	—	2,485	—
Total cash equivalents	5,218	2,733	2,485	—
Short-term investments
Corporate debt securities	122,536	—	122,536	—
Municipal debt securities	97,299	—	97,299	—
Commercial paper	70,859	—	70,859	—
Federal agency debt securities	4,705	—	4,705	—
Total short-term investments	295,399	—	295,399	—
Long-term investments
Government debt securities	35,531	—	35,531	—
Derivative instruments	3,435	—	3,435	—
Total long-term investments	38,966	—	38,966	—
Total investment securities	$339,583	$2,733	$336,850	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$8,377	$8,377	$—	$—
Municipal debt securities	101	—	101	—
Total cash equivalents	8,478	8,377	101	—
Short-term investments
Corporate debt securities	103,961	—	103,961	—
Municipal debt securities	103,155	—	103,155	—
Commercial paper	47,940	—	47,940	—
Certificate of deposit	10,051	—	10,051	—
Federal agency debt securities	4,710	—	4,710	—
Total short-term investments	269,817	—	269,817	—
Long-term investments
Corporate debt securities	30,704	—	30,704	—
Government debt securities	23,997	—	23,997	—
Municipal debt securities	2,689	—	2,689	—
Derivative instruments	1,858	—	1,858	—
Total long-term investments	59,248	—	59,248	—
Total investment securities	$337,543	$8,377	$329,166	$—

The Company had no significant transfers between Level 1 and Level 2 assets for the three months ended March 31, 2015 or the year ended December 31, 2014.

The carrying amounts and estimated fair value of the Company's long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at March 31, 2015, are presented in the table below. The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining eight debt agreements are not publicly held. The Company has determined the estimated fair value of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, are sensitive to changes in inputs. The Company utilizes indicative pricing from counterparties and the discounted cash flow method to estimate the fair value of the Level 3 items.

	As of March 31, 2015		As of December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value	Estimated fair value
5.50% Senior Notes, due July 2019	$300,000	$309,000	$300,000	$304,875	Level 2
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	126,853	116,233	131,454	119,809	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	40,088	37,358	41,703	38,735	Level 3
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	35,957	34,050	38,505	36,330	Level 3
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	34,555	32,051	36,844	34,000	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	32,703	30,954	34,915	32,923	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due March 2020	30,000	28,682	—	—	Level 3
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,607	8,684	9,678	8,693	Level 3
Note payable, secured by real estate, interest at 2.86%, due March 2020	7,500	6,570	—	—	Level 3
Total long-term debt	$617,263	$603,582	$593,099	$575,365

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 7 — Derivative Instruments

In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. At March 31, 2015, the net change in fair value recorded in AOCI related to the unrealized gain on the hedge, was $177, when compared to the fair value at December 31, 2014.
At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument is immediately recognized into earnings. For the three months ended March 31, 2015, the Company realized $305 in net gains from its cash flow hedge into Other revenue, and as of March 31, 2015, expects $753 to be reclassified from other comprehensive income into Other revenue within the next 12 months.

At March 31, 2015, the fair value of the Company's derivative instrument was $3,435 and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 6 - Fair Value Measurements for additional information related to the estimated fair value.

Note 8 — Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method, the Company attributes net income to two classes- common stock and unvested restricted stock awards. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

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

For the three months ended March 31, 2015, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis for the periods indicated (shares shown in the following table are in thousands):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income attributable to Allegiant Travel Company	$64,867	$34,222
Less net income allocated to participating securities	(345)	(254)
Net income attributable to common stock	$64,522	$33,968
Net income per share, basic	$3.75	$1.87
Weighted-average shares outstanding	17,197	18,166
Diluted:
Net income attributable to Allegiant Travel Company	$64,867	$34,222
Less net income allocated to participating securities	(344)	(253)
Net income attributable to common stock	$64,523	$33,969
Net income per share, diluted	$3.74	$1.86
Weighted-average shares outstanding	17,197	18,166
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	81	121
Adjusted weighted-average shares outstanding under treasury stock method	17,278	18,287
Participating securities excluded under two-class method	(41)	(39)
Adjusted weighted-average shares outstanding under two-class method	17,237	18,248

No stock awards outstanding were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 as they were all dilutive. For the three months ended March 31, 2014, anti-dilutive shares excluded from the calculation of earnings per share were not material.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of March 31, 2015, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Firm Commitments
Airbus A319	12
Airbus A320	7

The table below summarizes the Company's commitments as of March 31, 2015 related to the acquisition of aircraft, aircraft improvements, and other non-aircraft-related operating lease obligations.

As of March 31, 2015
Remaining in 2015	$151,219
2016	120,423
2017	73,091
2018	2,601
2019	4,885
After 2019	2,585
Total commitments	$354,804

Note 10 — Related Party Transactions

The Company leases approximately 70,000 square feet of corporate office space, under a lease that expires in April 2018, where the Company previously maintained its corporate headquarters. The Company has taken action to exercise its option to terminate this lease in May 2015. The Company also leases approximately 10,000 square feet of office space in an adjacent building which is utilized for training and other corporate purposes (expires in 2019). Both buildings are owned by limited liability companies in which the Company's Chairman and Chief Executive Officer owns a significant interest as a non-controlling member. Another member of the Company's Board of Directors also owns a minority interest in these limited liability companies. Under the terms of these agreements, the Company made rent payments totaling $688 for the three months ended March 31, 2015 and $786 for the same period in 2014.

For the three months ended March 31, 2015, Game Plane, LLC, a wholly owned subsidiary of the Company, paid $365 in program development costs to Alpine Labs, LLC and $319 for the same period in 2014. Alpine Labs, LLC has partnered with Game Plane, LLC to produce and distribute game shows filmed on Company flights. The game shows are part of promotional efforts for the Company. The Company’s Chairman and Chief Executive Officer owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC.

For the three months ended March 31, 2015, the Company made payments totaling $392 to Adapt Courseware, LLC for the building of corporate training content, and none during the same period in 2014. The Company's Chairman and Chief Executive Officer owns a controlling interest in Adapt Courseware, LLC.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and Chief Executive Officer owns a controlling interest in GMS Racing, LLC. The Company has sponsored GMS Racing, LLC since 2013 and has most recently committed to $2,500 for sponsorship and branding opportunities of which $900 was paid during the three months ended March 31, 2015. No payments were made to GMS Racing, LLC during the three months ended March 31, 2014.

Note 11 — Subsequent Events

In April 2015, the Company entered into a purchase agreement for three Airbus A320 series aircraft and took delivery of these aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2015 and 2014. Also discussed is our financial position as of March 31, 2015 and December 31, 2014. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First quarter 2015 results

The first quarter of 2015 was our 49th consecutive profitable quarter, with net income of $64.9 million and $3.74 earnings per share (diluted) on operating revenues of $329.2 million. Total operating revenue in the first quarter of 2015 increased $26.7 million or 8.8 percent over 2014, primarily due to a $19.8 million increase in ancillary revenue and an $8.2 million increase in other revenue. We achieved an operating margin of 32.8 percent, the highest in Company history.

Ancillary air-related revenue increased $19.6 million, or 23.0 percent, in the first quarter of 2015 over the same period in 2014 due primarily to our revenue optimization efforts. Total ancillary revenue per passenger was $52.11 during the quarter, which was 10.9 percent higher than 2014, and the highest in Company history. Other revenue increased by $8.2 million, primarily due to aircraft lease revenue received from a European carrier.

Cost per available seat mile ("CASM") decreased 15.0 percent for the first quarter 2015 when compared to the same period 2014. This was primarily due to a 36.1 percent decrease in fuel expense, which was driven by a 39.7 percent decrease in our system average price per gallon, offset by a 5.9 percent increase in system gallons consumed. Our average number of aircraft in revenue service increased by 5.4 percent from 67.9 aircraft in the first quarter of 2014 to 71.6 aircraft in 2015. The addition of Airbus aircraft, making up nearly 20 percent of our operating fleet at March 31, 2015, has allowed us to continue to increase scheduled service capacity and grow departures by 9.9 percent over first quarter 2014.

CASM, excluding fuel, increased 4.9 percent from 2014, due primarily to an increase in salary and benefits expense related to a 14.9 percent increase in full time equivalent employees needed to support the 5.4 percent growth in average number of aircraft. In addition, our bonus accrual, which is directly correlated to our operating income, increased 88.2 percent, as well as a stock compensation expense increase of $2.8 million resulting from a significant increase in our stock price. Depreciation and amortization increased 32.1 percent due to the increase in number of owned aircraft, of which 12 Airbus aircraft are non-ASM producing as they are on lease to a European carrier through 2018.

As of March 31, 2015, we had $438.0 million in unrestricted cash and investment securities, up from $416.8 million as of December 31, 2014. The increase was primarily driven by $163.0 million in cash flows from operations, as well as raising debt of $37.5 million during the first quarter 2015. During the same period, we deployed cash of $64.1 million for capital expenditures, $54.7 million for share repurchases, and $48.1 million in dividend payments.

In 2015, our Board of Directors approved a recurring quarterly cash dividend of $0.25 per share. On March 17, 2015, the initial quarterly dividend was paid to shareholders of record for total cash payments of $4.3 million.

Aircraft

Operating Fleet

As of March 31, 2015, our total aircraft in service consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, five Airbus A319 aircraft, and nine Airbus A320 aircraft. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	March 31, 2015			December 31, 2014			March 31, 2014
	Own (a)	Lease	Total	Own (a)	Lease	Total	Own (a)	Lease	Total
MD82/83/88s	53	—	53	53	—	53	53	—	53
B757-200	6	—	6	6	—	6	6	—	6
A319 (b)	5	—	5	4	—	4	1	2	3
A320	9	—	9	7	—	7	7	—	7
Total	73	—	73	70	—	70	67	2	69

(a)	Does not include aircraft owned, but not added to our operating fleet or temporarily stored as of the date indicated.
(b)	Excludes 12 aircraft on lease to a European carrier until 2018.

Airbus Aircraft

In January 2015, we entered into a forward purchase agreement for four Airbus A320 series aircraft. We expect to take delivery of the four aircraft in 2017.

In February 2015, we entered into forward purchase agreements for eight Airbus A320 series aircraft. We expect to take delivery of these aircraft from the second quarter of 2015 through 2017.

In April 2015, we entered into a purchase agreement for three Airbus A320 series aircraft and took delivery of these aircraft.

Fleet Plan

The following table provides the number of operating aircraft expected to be in service at the end of the respective quarters:

	June 30, 2015	September 30, 2015	December 31, 2015
MD-80	53	52	52
B757-200	6	6	5
A319	7	7	10
A320	9	12	15
Total	75	77	82

Network

As of March 31, 2015, we offered scheduled service on 247 routes into 15 leisure destinations, and served 85 small cities in 40 states (including under-served cities and destinations) in our route network. The following shows the number of destinations and under-served cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	March 31, 2015	December 31, 2014	March 31, 2014
Leisure destinations	15	13	14
Under-served cities	85	83	86
Total cities	100	96	100
Total routes	247	233	227

Trends and Uncertainties

Aircraft fuel cost volatility has a significant impact on our operating results as it is our largest operating cost. Fuel expense for the first quarter 2015 decreased $39.3 million, or 36.1 percent, compared to 2014. This decrease is due to a 39.7 percent decrease in system average fuel cost per gallon, down from $3.20 in the first quarter of 2014 to $1.93 for the first quarter of 2015. This decrease was offset by an increase in fuel gallons consumed of 5.9 percent needed to support our network growth. Fuel costs, in the long-term, remain uncertain and fuel cost volatility could materially affect our future operating costs.

Our network increased from 227 routes as of March 31, 2014, to 247 routes as of March 31, 2015, for which new markets accounted for 72.9 percent of the quarter over quarter growth. We announced 22 new routes beginning service in the second quarter of 2015, including service to five new cities: Memphis, TN; Raleigh-Durham, NC; Akron/Canton, OH; Brownsville, TX; and Savannah, GA, our newest leisure destination.

We have two employee groups which have voted for union representation: pilots and flight attendants, which make up approximately 51 percent of our total employee base. We are currently in various stages of negotiations for collective bargaining agreements with the labor organizations representing these employees. Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity.

In April 2015, our flight dispatchers elected to discontinue union representation.

Litigation continues with the International Brotherhood of Teamsters representing our pilots. See Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q for an update of this litigation.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

 Operating Revenue

Scheduled service revenue. Scheduled service revenue for the first quarter 2015 decreased $3.0 million, or 1.5 percent compared with 2014. The decrease was primarily driven by a 9.4 percent decrease in scheduled service average fare, offset by an 8.7 percent increase in scheduled service passengers which was driven by additional scheduled service capacity of 5.6 percent.
Air-related charges. Ancillary air-related charges for the first quarter 2015 increased $19.6 million, or 23.0 percent compared with 2014. This increase was primarily due to an 8.7 percent increase in scheduled service passengers as well as our optimization efforts related to certain ancillary products and fees, driving a 13.1 percent increase in average air-related fare per passenger in the first quarter 2015 compared to 2014. Our ongoing optimization efforts include a focus on seat assignment fees, priority boarding, and boarding pass printing fees, as well as certain policy initiatives affecting charges for trip cancellation and itinerary changes.

Third party products. Third party product revenue in the first quarter 2015 increased 1.6 percent over the same period in 2014, partly due to an 8.7 percent increase in scheduled service passengers. We also achieved an 8.0 percent increase in rental car days sold, primarily in our Phoenix market and growing Florida markets. These were offset by a 5.8 percent decrease in hotel room night sales driven by a decline in hotel sales in the Las Vegas market, despite a 14.5 percent increase in Florida hotel room night sales.
The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Air-related charges	$47.25	$41.79	13.1%
Third party products	4.86	5.20	(6.5)
Total ancillary revenue per scheduled service passenger	$52.11	$46.99	10.9%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended March 31,		Percentage
(in thousands except room nights and rental car days)	2015	2014	Change
Gross ancillary revenue - third party products	$37,315	$35,739	4.4%
Cost of goods sold	(25,969)	(24,651)	5.3
Transaction costs (a)	(549)	(458)	19.9
Ancillary revenue - third party products	$10,797	$10,630	1.6
As percent of gross ancillary revenue - third party	28.9%	29.7%	(0.8) pp
Hotel room nights	135,430	143,760	(5.8)
Rental car days	303,731	281,311	8.0%
 (a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2015 increased $1.7 million compared with 2014, mostly due to NCAA March Madness flights in which we did not participate in the prior year as a result of crew shortages.
Other revenue. Other revenue for the first quarter 2015 increased $8.2 million compared with 2014, primarily from aircraft lease revenue related to 12 Airbus A320 series aircraft currently on lease to a European carrier.
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

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Aircraft fuel	$30.86	$52.56	(41.3)%
Salary and benefits	25.95	22.40	15.8
Station operations	10.57	10.73	(1.5)
Maintenance and repairs	9.48	9.94	(4.6)
Sales and marketing	3.15	3.77	(16.4)
Aircraft lease rentals	0.32	4.55	(93.0)
Depreciation and amortization	10.79	8.89	21.4
Other	6.89	5.48	25.7
Operating expense per passenger	$98.01	$118.32	(17.2)%
Operating expense per passenger, excluding fuel	$67.15	$65.76	2.1%

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

	Three Months Ended March 31,				Percentage
	2015		2014		Change
Aircraft fuel	2.76	¢	4.58	¢	(39.7)%
Salary and benefits	2.32		1.95		19.0
Station operations	0.94		0.93		1.1
Maintenance and repairs	0.85		0.87		(2.3)
Sales and marketing	0.28		0.33		(15.2)
Aircraft lease rentals	0.03		0.40		(92.5)
Depreciation and amortization	0.96		0.77		24.7
Other	0.62		0.47		31.9
Operating expense per ASM (CASM)	8.76	¢	10.30	¢	(15.0)%
CASM, excluding fuel	6.00	¢	5.72	¢	4.9%

Aircraft fuel expense. Aircraft fuel expense decreased $39.3 million, or 36.1 percent, for the first quarter 2015 compared to 2014. The decrease was primarily a result of a 39.7 percent decrease in system average fuel cost per gallon, offset by a 5.9 percent increase in system fuel gallons consumed resulting from a 6.1 percent increase in total system ASMs. The additional flying performed by our Airbus aircraft positively affected fuel efficiency, which was offset by the effect of a 3.2 percent decrease in stage length.
Salary and benefits expense. Salary and benefits expense for the first quarter 2015 increased $12.1 million, or 26.1 percent, compared to 2014. The increase is primarily attributable to a 14.9 percent increase in the number of full-time equivalent employees necessary to support a 5.4 percent growth in average number of aircraft as well as overall operational need. Additionally, we experienced an 88.2 percent increase in our bonus accrual as a result of an 88.7 percent increase in operating income, and a $2.8 million increase in stock based compensation expense resulting from a 71.8 percent increase in our stock price since March 31, 2014.
Station operations expense. Station operations expense for the first quarter 2015 increased $1.6 million, or 7.3 percent, on a 9.9 percent increase in scheduled service departures, and our expense per passenger decreased 1.5 percent over the same quarter 2014. This cost trend is largely due to our continued east coast network growth. Florida departure costs during the first quarter 2015, on average, were 72.9 percent less than Las Vegas on a per departure basis.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2015 remained relatively flat, increasing $0.8 million, or 3.8 percent, compared with the same period in 2014. Although our average number of aircraft in service increased 5.4 percent, several first quarter scheduled maintenance visits are now expected to occur in the second quarter.

Sales and marketing expense. Sales and marketing expense for the first quarter 2015 decreased $0.7 million, or 9.2 percent, compared to the same period in 2014, largely due to a reduction in credit card fees incurred.
Aircraft lease rentals expense. Aircraft lease rentals expense for the first quarter 2015 decreased $8.7 million compared to the same period in 2014, primarily due to a significant reduction in sub-service flights resulting from normalized pilot availability during first quarter 2015. We also had $1.4 million of aircraft lease rental expense for two Airbus A320 series aircraft under lease in the first quarter 2014, which were subsequently purchased in the second quarter of the same year.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2015 increased $5.9 million, or 32.1 percent, compared to 2014, primarily due to a 5.4 percent increase in the average number of operating aircraft, as well as depreciation taken on 12 purchased aircraft leased to a European carrier since June 2014.
Other expense. Other expense for the first quarter 2015 increased $4.2 million, or 37.0 percent, compared to 2014. This increase is primarily due to elevated crew training events during the quarter as well as expenses incurred to support improvement and development of technology projects.
Other (Income) Expense

Other (income) expense for the first quarter 2015 increased $3.8 million compared to the same period in 2014. The increase is due to additional interest expense from increased borrowings, primarily driven by the issuance of $300.0 million of senior unsecured notes which did not occur until the second quarter of 2014.

Income Tax Expense

Our effective income tax rate decreased to 36.1 percent for the three months ended March 31, 2015, down from 37.3 percent for the same period of 2014. The decrease is primarily due to a lesser amount of compensation subject to the executive compensation deduction limitation resulting from the 2014 departure of former President and Chief Operating Officer, a lower foreign corporate tax rate, and utilization of foreign tax credits. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent
	2015	2014	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,256,235	2,072,720	8.9
Revenue passenger miles (RPMs) (thousands)	2,191,468	2,081,501	5.3
Available seat miles (ASMs) (thousands)	2,526,031	2,381,139	6.1
Load factor	86.8%	87.4%	(0.6)
Operating revenue per ASM (RASM)** (cents)	13.03	12.71	2.5
Operating expense per ASM (CASM) (cents)	8.76	10.30	(15.0)
Fuel expense per ASM (cents)	2.76	4.58	(39.7)
Operating CASM, excluding fuel (cents)	6.00	5.72	4.9
Operating expense per passenger	$98.01	$118.32	(17.2)
Fuel expense per passenger	$30.86	$52.56	(41.3)
Operating expense per passenger, excluding fuel	$67.15	$65.76	2.1
ASMs per gallon of fuel	70.2	70.0	0.3
Departures	15,987	14,501	10.2
Block hours	38,733	36,348	6.6
Average stage length (miles)	929	960	(3.2)
Average number of operating aircraft during period	71.6	67.9	5.4
Average block hours per aircraft per day	6.0	5.8	3.4
Full-time equivalent employees at end of period	2,448	2,130	14.9
Fuel gallons consumed (thousands)	36,002	34,002	5.9
Average fuel cost per gallon	$1.93	$3.20	(39.7)

Scheduled service statistics:
Passengers	2,223,703	2,045,028	8.7
Revenue passenger miles (RPMs) (thousands)	2,163,618	2,059,188	5.1
Available seat miles (ASMs) (thousands)	2,457,705	2,327,935	5.6
Load factor	88.0%	88.5%	(0.5)
Departures	15,321	13,935	9.9
Average passengers per departure	145	147	(1.4)
Scheduled service seats per departure	168.0	168.5	(0.3)
Block hours	37,546	35,385	6.1
Yield (cents)	9.27	9.88	(6.2)
Scheduled service revenue per ASM (PRASM) (cents)	8.16	8.74	(6.6)
Total ancillary revenue per ASM** (cents)	4.71	4.13	14.0
Total scheduled service revenue per ASM (TRASM)** (cents)	12.87	12.87	—
Average fare — scheduled service	$90.18	$99.52	(9.4)
Average fare — ancillary air-related charges	$47.25	$41.79	13.1
Average fare — ancillary third party products	$4.86	$5.20	(6.5)
Average fare — total	$142.29	$146.51	(2.9)
Average stage length (miles)	943	977	(3.5)
Fuel gallons consumed (thousands)	35,000	33,207	5.4
Average fuel cost per gallon	$1.96	$3.23	(39.3)
Percent of sales through website during period	95.4%	94.3%	1.1

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $428.8 million at December 31, 2014 to $449.1 million at March 31, 2015. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Our restricted cash balance decreased from $12.0 million at December 31, 2014 to $11.0 million at March 31, 2015.

As of March 31, 2015, our cash balances and investment securities (including short-term and long-term investments but excluding restricted cash) are $438.0 million.

During the first three months of 2015, our primary source of funds was $163.0 million generated by our operations. Our operating cash flows and recent borrowings have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and increase our cash position, while meeting our short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements. We believe we have more than adequate liquidity resources through our operating cash flows, recent borrowings, and cash balances to meet our future contractual obligations. As we have done in the past, we consider raising funds through debt financing on an opportunistic basis.

In addition to our quarterly recurring cash dividend, we plan to continue to repurchase our stock in the open market and consider special cash dividends, subject to availability of cash resources and compliance with our debt covenants.

Debt
Our long-term debt obligations increased from $593.1 million as of December 31, 2014 to $617.3 million as of March 31, 2015. In March 2015, we borrowed $30.0 million under a loan agreement secured by two Airbus A320 series aircraft and an additional $7.5 million secured by owned real estate. Refer to Note 4 - Long-Term Debt for further discussion of our notes payable.
Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2015, our operating activities provided $163.0 million of cash compared to $107.4 million during the same period of 2014. Operating cash inflows are primarily derived from providing air transportation to customers, for which the majority of tickets are purchased prior to the day on which travel is provided.

The operating cash flows for the three months ended March 31, 2015 and 2014 were impacted primarily by our results of operations, as well as changes in air traffic liability and accrued liabilities. Net cash provided during the three months ended March 31, 2015 increased compared to the same period of 2014 mostly due to our increased net income, after adjustments for non-cash items such as depreciation and amortization expense ($5.9 million), stock-based compensation expense ($2.8 million) and a larger increase in air traffic liability in 2015 ($6.7 million).

Investing Activities. Cash used in investing activities was $66.9 million for the three months ended March 31, 2015 compared to $1.9 million of cash provided by investing activities for the same period in 2014. During the three months ended March 31, 2015, our primary use of cash was for the purchases of property and equipment of $64.1 million. For the same period in 2014, our primary use of cash was also for the purchase of property and equipment of $11.1 million, which was more than offset by proceeds from the maturities of investment securities, net of purchases, of $13.7 million.
Financing Activities. Cash used in financing activities for the three months ended March 31, 2015 was $78.6 million, compared to $116.9 million for the same period in 2014. During the three months ended March 31, 2015, we paid cash dividends of $48.1 million and repurchased $54.7 million of stock. These were offset by $37.5 million of proceeds from the issuance of debt. During the same period in 2014, our primary uses of cash were the repurchase of common stock for $73.4 million and payment of cash dividends for $41.8 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies during the three months ended March 31, 2015.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, volatility of fuel costs, labor issues, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt balances, debt covenants, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, an accident involving, or problems with, our aircraft, our reliance on our automated systems, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, aging aircraft and other governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2013, the International Brotherhood of Teamsters ("IBT") commenced an action in the United States District Court for the District of Nevada on behalf of Allegiant Air's pilots claiming that we unilaterally changed existing work rules in violation of the Railway Labor Act (RLA). The suit focuses, in large part, on our implementation of a new flight duty crew scheduling system to comply with revised FAA pilot flight, duty and rest regulations that became effective in January 2014. The proceeding seeks injunctive and make-whole relief requiring Allegiant to return to the "status quo" as it existed before the implementation of the FAA compliant work rules, pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices affecting the pilots, including changes to our FAA compliant crew scheduling system to better account for pilot seniority and to provide greater predictability for the pilots. Although we do not believe we will be materially adversely affected by the preliminary injunction as we believe the changes to our policies can be effected without incurring material additional expense or a material disruption to our operations, we have appealed the order. The matter was argued to the appellate court in February 2015. We simultaneously are proceeding with discovery with respect to IBT's request for permanent injunctive relief.

On March 30, 2015, concerned about rumors of a threatened strike by our pilots, we commenced an action in the United States District for the District of Nevada seeking to enjoin the pilots from striking on the ground that such an action would be unlawful under the Railway Labor Act.  We obtained a temporary restraining order enjoining the strike on April 1, 2015. The court subsequently held a hearing on our preliminary injunction motion and on May 1, 2015, granted that motion and issued a preliminary injunction against the threatened strike.

In January 2015, we filed a declaratory judgment action in the Nevada District Court in Clark County, Nevada, against Windmill Durango Office, LLC in connection with our exercise of the early termination option with respect to our 10-year lease of our former Company headquarters. The lawsuit seeks clarification as to the amount of unamortized broker commissions and tenant improvements owed to the landlord on lease termination and whether the early termination option was properly exercised. Our chairman of the board and another director own a 30 percent and 11.4 percent interest in Windmill Durango Office, LLC, respectively. Neither Mr. Gallagher nor Mr. Redmond has the right to direct or participate in the management of the limited liability company.

There are inherent risks in any litigation.

We are subject to certain other legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined the following changes to our risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 26, 2015.

FAA limitations could impact our ability to grow in the future.

As with all airlines, the FAA must approve all aircraft and cities to be added to our operations specifications. We have had issues with initiatives we have presented to the FAA office overseeing our operations because of a lack of FAA resources in that office and other reasons. Further, our local FAA office recently issued a letter to us indicating we were under heightened surveillance as a result of what they referred to as labor unrest and that they would be discontinuing further approvals at this time. Although our pilots are under a preliminary injunction not to strike, we continue to work closely with the FAA to resolve all issues they may have, we will be able to make alternative arrangements to service new markets to begin this quarter and we do not expect any immediate effect on our operations, limitations from the FAA could potentially hinder our growth in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

During the three months ended March 31, 2015, we repurchased 291,134 shares in open market purchases under our share repurchase program authority, at an average price of $180.78 per share and a total expenditure of $52.6 million. In addition, we repurchased 11,534 shares during the quarter from employees who vested a portion of their restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.

The following table reflects the repurchases of our common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 2015	26,298	$146.15	26,006
February 2015	135,579	180.29	131,420
March 2015	140,791	187.88	133,708
Total	302,668	$180.86	291,134	$37,591

(1)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on February 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date: May 6, 2015	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company and as Principal Financial Officer