Form 10-Q
period 2015-06-30
Allegiant Travel CO
filed 2015-07-31
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of the close of business on July 15, 2015 was 16,980,329.

Allegiant Travel Company

Form 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Current assets:
Cash and cash equivalents	$93,471	$89,610
Restricted cash	8,884	12,021
Short-term investments	286,897	269,817
Accounts receivable	14,004	14,216
Expendable parts, supplies and fuel, net of allowance for obsolescence of $3,783 and $3,003 at June 30, 2015 and December 31, 2014, respectively	15,139	16,980
Prepaid expenses	24,937	24,306
Deferred income taxes	6,271	6,271
Other current assets	3,292	406
Total current assets	452,895	433,627
Property and equipment, net	818,961	738,783
Long-term investments	34,575	57,390
Investment in and advances to unconsolidated affiliates, net	2,779	1,811
Deposits and other assets	8,271	7,774
Total assets	$1,317,481	$1,239,385
Current liabilities:
Current maturities of long-term debt	$65,234	$53,819
Accounts payable	12,120	13,232
Accrued liabilities	84,389	110,802
Air traffic liability	222,584	185,315
Total current liabilities	384,327	363,168
Long-term debt and other long-term liabilities:
Long-term debt, net of current maturities	562,382	539,280
Deferred income taxes	44,591	42,872
Total liabilities	991,300	945,320
Stockholders' equity:
Common stock, par value $.001, 100,000,000 shares authorized; 22,218,567 and 22,174,241 shares issued; 16,980,329 and 17,413,307 shares outstanding, as of June 30, 2015 and December 31, 2014, respectively	22	22
Treasury stock, at cost, 5,238,238 and 4,760,934 shares at June 30, 2015 and December 31, 2014, respectively	(408,183)	(325,396)
Additional paid in capital	222,319	221,257
Accumulated other comprehensive income, net	1,669	1,211
Retained earnings	510,354	395,783
Total Allegiant Travel Company stockholders' equity	326,181	292,877
Noncontrolling interest	—	1,188
Total equity	326,181	294,065
Total liabilities and stockholders' equity	$1,317,481	$1,239,385

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUE:
Scheduled service revenue	$186,311	$189,172	$386,840	$392,693
Ancillary revenue:
Air-related charges	113,432	85,781	218,501	171,235
Third party products	10,976	9,657	21,773	20,287
Total ancillary revenue	124,408	95,438	240,274	191,522
Fixed fee contract revenue	2,986	2,963	7,353	5,610
Other revenue	8,397	2,968	16,874	3,241
Total operating revenue	322,102	290,541	651,341	593,066
OPERATING EXPENSES:
Aircraft fuel	79,087	104,495	148,713	213,444
Salary and benefits	53,598	47,297	112,151	93,736
Station operations	24,462	20,157	48,314	42,390
Maintenance and repairs	23,727	21,427	45,119	42,028
Sales and marketing	5,753	6,653	12,854	14,461
Aircraft lease rentals	680	1,903	1,398	11,332
Depreciation and amortization	24,904	19,750	49,251	38,181
Other	17,135	12,446	32,687	23,808
Total operating expenses	229,346	234,128	450,487	479,380
OPERATING INCOME	92,756	56,413	200,854	113,686
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(55)	(75)	(51)	(71)
Interest income	(542)	(234)	(647)	(439)
Interest expense	7,017	3,591	13,843	6,720
Total other expense	6,420	3,282	13,145	6,210
INCOME BEFORE INCOME TAXES	86,336	53,131	187,709	107,476
PROVISION FOR INCOME TAXES	31,997	19,764	68,548	40,034
NET INCOME	54,339	33,367	119,161	67,442
Net loss attributable to noncontrolling interest	—	(132)	(44)	(278)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$54,339	$33,499	$119,205	$67,720
Earnings per share to common stockholders:
Basic	$3.19	$1.87	$6.95	$3.74
Diluted	$3.18	$1.86	$6.93	$3.72
Weighted average shares outstanding used in computing earnings per share to common stockholders:
Basic	16,954	17,777	17,073	17,971
Diluted	16,992	17,865	17,114	18,055

Cash dividend declared per share:	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$54,339	$33,367	$119,161	$67,442
Other comprehensive income:
Net change in available-for-sale securities, net of tax	95	32	398	40
Foreign currency translation adjustment, net of tax	263	—	263	—
Net change in derivatives, net of tax	(454)	165	540	165
Reclassification of derivative gains into Other revenue	(266)	—	(743)	—
Total other comprehensive (loss) income	(362)	197	458	205
Total comprehensive income	53,977	33,564	119,619	67,647
Comprehensive loss attributable to noncontrolling interest	—	(132)	(44)	(278)
Comprehensive income attributable to Allegiant Travel Company	$53,977	$33,696	$119,663	$67,925

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$119,161	$67,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,251	38,181
Loss on aircraft and other equipment disposals	1,636	2,775
Provision for obsolescence of expendable parts, supplies and fuel	780	613
Amortization of deferred financing costs and original issue discount	697	2,679
Stock-based compensation expense	6,282	4,486
Deferred income taxes	1,719	8,010
Excess tax benefits from stock-based compensation	(1,970)	(1,411)
Changes in certain assets and liabilities:
Accounts receivable	212	(3,599)
Prepaid expenses	(631)	(2,892)
Accounts payable	1,121	4,023
Accrued liabilities	13,909	5,868
Air traffic liability	37,269	25,206
Other, net	1,309	(4,173)
Net cash provided by operating activities	230,745	147,208
INVESTING ACTIVITIES:
Purchase of investment securities	(162,090)	(69,376)
Proceeds from maturities of investment securities	168,023	146,001
Purchase of property and equipment, including pre-delivery deposits	(132,489)	(114,991)
Other investing activities	(271)	1,833
Net cash used in investing activities	(126,827)	(36,533)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(52,315)	(41,787)
Proceeds from the issuance of long-term debt	64,000	385,300
Repurchase of common stock	(82,787)	(73,490)
Principal payments on long-term debt	(29,483)	(142,478)
Other financing activities	528	(668)
Net cash (used in) provided by financing activities	(100,057)	126,877
Net change in cash and cash equivalents	3,861	237,552
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,610	97,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,471	$335,263
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Long-term debt assumed for aircraft	$—	$141,960

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
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

The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods, or for the full year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, intended to create a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to defer the effective date by one year, to December 15, 2017, for annual and interim periods beginning after that date. The FASB has also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.

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

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in stockholders’ equity. Excluded from the table below is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 6 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments, and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year.

Investment securities consisted of the following:

	As of June 30, 2015				As of December 31, 2014
		Net Unrealized				Net Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$9,857	$—	$—	$9,857	$8,377	$—	$—	$8,377
Certificates of deposit	—	—	—	—	10,049	2	—	10,051
Commercial paper	91,283	7	(7)	91,283	47,941	3	(4)	47,940
Municipal debt securities	68,411	5	(6)	68,410	105,933	14	(2)	105,945
Government debt securities	35,316	9	(6)	35,319	24,028	—	(31)	23,997
Corporate debt securities	124,875	5	(28)	124,852	134,770	1	(106)	134,665
Federal agency debt securities	6,710	1	—	6,711	4,711	—	(1)	4,710
Total	$336,452	$27	$(47)	$336,432	$335,809	$20	$(144)	$335,685

Note 3 — Property and Equipment

As of June 30, 2015, the Company owned 53 MD-80 aircraft, six Boeing 757-200 aircraft, 13 Airbus A320 aircraft and 19 Airbus A319 aircraft, including 12 Airbus A319 aircraft on lease to a third party. The Airbus A320 aircraft and Airbus A319 aircraft are frequently referred to collectively as Airbus A320 series aircraft.

Property and equipment consisted of the following:

	As of June 30, 2015	As of December 31, 2014
Flight equipment	$1,047,985	$947,082
Ground property and equipment	125,026	100,916
Total property and equipment	1,173,011	1,047,998
Less accumulated depreciation and amortization	354,050	309,215
Property and equipment, net	$818,961	$738,783

The following table summarizes the Company's total in service aircraft fleet as of June 30, 2015:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Average Age in Years
MD-88/83	53	166	25.6
B757-200	6	215	22.3
A319 (2)	7	156	10.6
A320 (3)	9	177	14.6
Total aircraft	75

(1)	Refer to Note 4 - Long-Term Debt for further information on the Company's notes payable secured by aircraft.
(2)	Excludes 12 Airbus A319 aircraft currently on lease to a European carrier until 2018.
(3)	Excludes four Airbus A320 aircraft owned on June 30, 2015 but not yet in service.

Note 4 — Long-Term Debt

Long-term debt consisted of the following:

	As of June 30, 2015	As of December 31, 2014
5.50% Senior Notes, due July 2019	$300,000	$300,000
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	122,234	131,454
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	38,455	41,703
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	32,148	38,505
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	32,244	36,844
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	30,479	34,915
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due March 2020	28,569	—
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due June 2020	26,500	—
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,537	9,678
Note payable, secured by real estate, interest at 2.86%, due March 2020	7,450	—
Total long-term debt	627,616	593,099
Less current maturities	65,234	53,819
Long-term debt, net of current maturities	$562,382	$539,280

Maturities of long-term debt for the remainder of 2015 and for the next four years and thereafter, in aggregate, are:

As of June 30, 2015
Remaining in 2015	$32,402
2016	66,289
2017	68,340
2018	123,991
2019	325,727
Thereafter	10,867
Total	$627,616

Secured Debt

In June 2015, the Company borrowed $26.5 million secured by two A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent and will be payable in quarterly installments through June 2020.

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

Financial instruments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 were as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents
Money market funds	$9,857	$9,857	$—
Commercial paper	4,949	—	4,949
Municipal debt securities	154	—	154
Total cash equivalents	14,960	9,857	5,103
Short-term investments
Corporate debt securities	124,852	—	124,852
Municipal debt securities	65,999	—	65,999
Commercial paper	86,334	—	86,334
Government debt securities	3,001	—	3,001
Federal agency debt securities	6,711	—	6,711
Total short-term investments	286,897	—	286,897
Long-term investments
Government debt securities	32,318	—	32,318
Municipal debt securities	2,257	—	2,257
Derivative instruments	2,718	—	2,718
Total long-term investments	37,293	—	37,293
Total investment securities	$339,150	$9,857	$329,293

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents
Money market funds	$8,377	$8,377	$—
Municipal debt securities	101	—	101
Total cash equivalents	8,478	8,377	101
Short-term investments
Corporate debt securities	103,961	—	103,961
Municipal debt securities	103,155	—	103,155
Commercial paper	47,940	—	47,940
Certificates of deposit	10,051	—	10,051
Federal agency debt securities	4,710	—	4,710
Total short-term investments	269,817	—	269,817
Long-term investments
Corporate debt securities	30,704	—	30,704
Government debt securities	23,997	—	23,997
Municipal debt securities	2,689	—	2,689
Derivative instruments	1,858	—	1,858
Total long-term investments	59,248	—	59,248
Total investment securities	$337,543	$8,377	$329,166

The carrying amounts and estimated fair value of the Company's long-term debt (including current maturities), as well as the applicable fair value hierarchy tier, at June 30, 2015, are presented in the following table. The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining debt agreements are not publicly held. The Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, are sensitive to changes in inputs. The Company utilizes indicative pricing from counterparties and the discounted cash flow method to estimate the fair value of the Level 3 items.

	As of June 30, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
5.50% Senior Notes, due July 2019	$300,000	$307,500	$300,000	$304,875	Level 2
Notes payable, secured by aircraft, interest at LIBOR plus 3.08%, due May 2018	122,234	112,608	131,454	119,809	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.46%, due November 2019	38,455	35,955	41,703	38,735	Level 3
Note payable, secured by aircraft, interest at LIBOR plus 2.95%, due April 2018	32,148	30,555	38,505	36,330	Level 3
Notes payable, secured by aircraft, interest at 3.99%, due October 2018	32,244	30,059	36,844	34,000	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 2.95%, due May 2018	30,479	28,958	34,915	32,923	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due March 2020	28,569	27,373	—	—	Level 3
Notes payable, secured by aircraft, interest at LIBOR plus 1.70%, due June 2020	26,500	25,326	—	—	Level 3
Note payable, secured by real estate, interest at 2.86%, due October 2018	9,537	8,676	9,678	8,693	Level 3
Note payable, secured by real estate, interest at 2.86%, due March 2020	7,450	6,566	—	—	Level 3
Total long-term debt	$627,616	$613,576	$593,099	$575,365

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 6 — Derivative Instruments

In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates. At June 30, 2015, the net change in fair value recorded in AOCI related to the unrealized gain on the hedge was $631, when compared to the fair value at December 31, 2014.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument is immediately recognized into earnings. For the six months ended June 30, 2015, the Company realized $475 in net gains from its cash flow hedge into Other revenue, and as of June 30, 2015, expects $646 to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At June 30, 2015, the fair value of the Company's derivative instrument was $2,718 and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 5 - Fair Value Measurements for additional information related to the estimated fair value.

Note 7 — Stockholders’ Equity

The Company is authorized by the Board of Directors to acquire the Company's stock through open market purchases under its share repurchase program. As the share repurchase authority is used, the Board of Directors has, on several occasions, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares repurchased	178,327	—	469,461	730,162
Average price per share	$160.38	—	$173.03	$98.82
Total (in thousands)	$28,600	—	$81,232	$72,157

During the three months ended June 30, 2015, the Company declared and paid cash dividends of $0.25 per share, or $4,243. During the six months ended June 30, 2015, the Company declared and paid cash dividends of $0.50 per share, or $8,577. In July, the Company's Board of Directors approved an increase in the recurring quarterly cash dividend to $0.30 per share.

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

Diluted net income per share is calculated using the more dilutive of the two methods. Under both methods, the exercise of employee stock options is assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the three and six months ended June 30, 2015, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (shares shown in the following table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income attributable to Allegiant Travel Company	$54,339	$33,499	$119,205	$67,720
Less net income allocated to participating securities	(265)	(239)	(609)	(492)
Net income attributable to common stock	$54,074	$33,260	$118,596	$67,228
Net income per share, basic	$3.19	$1.87	$6.95	$3.74
Weighted-average shares outstanding	16,954	17,777	17,073	17,971
Diluted:
Net income attributable to Allegiant Travel Company	$54,339	$33,499	$119,205	$67,720
Less net income allocated to participating securities	(265)	(238)	(607)	(490)
Net income attributable to common stock	$54,074	$33,261	$118,598	$67,230
Net income per share, diluted	$3.18	$1.86	$6.93	$3.72
Weighted-average shares outstanding	16,954	17,777	17,073	17,971
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	59	128	71	120
Adjusted weighted-average shares outstanding under treasury stock method	17,013	17,905	17,144	18,091
Participating securities excluded under two-class method	(21)	(40)	(30)	(36)
Adjusted weighted-average shares outstanding under two-class method	16,992	17,865	17,114	18,055
For the three and six months ended June 30, 2014, anti-dilutive shares excluded from the calculation of earnings per share were not material.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of June 30, 2015, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Firm Commitments
Airbus A319	11
Airbus A320	6

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations:

As of June 30, 2015
Remaining in 2015	$113,353
2016	118,495
2017	73,533
2018	2,758
2019	5,009
Thereafter	2,703
Total commitments	$315,851

Note 10 — Related Party Transactions

The Company previously leased approximately 70,000 square feet of corporate office space under a lease that expires in April 2018, where the Company maintained its corporate headquarters. The Company took action to exercise its option to terminate this lease as of May 2015. The Company also currently leases approximately 10,000 square feet of office space in an adjacent building which was previously utilized for training and other corporate purposes (expires in 2019). Both buildings are owned by limited liability companies in which the Company's Chairman and Chief Executive Officer owns a significant interest as a non-controlling member. Another member of the Company's Board of Directors also owns a minority interest in these limited liability companies. Under the terms of these agreements, the Company made rent payments totaling $991 for the six months ended June 30, 2015 and $1,703 for the same period in 2014.

For the six months ended June 30, 2015, Game Plane, LLC, a wholly owned subsidiary of the Company, paid $365 in program development costs to Alpine Labs, LLC and $1,635 during the same period in 2014. Alpine Labs, LLC partnered with Game Plane, LLC to produce and distribute game shows filmed on Company flights. The game shows were part of promotional efforts for the Company for which payments concluded in July 2015. The Company’s Chairman and Chief Executive Officer owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC.

For the six months ended June 30, 2015, the Company made payments totaling $1,031 to entities owned or controlled by the Company's Chairman and Chief Executive Officer for the building of corporate training content. No such payments were made during the same period in 2014.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and Chief Executive Officer owns a controlling interest in GMS Racing, LLC. The Company has sponsored GMS Racing, LLC since 2013 and has committed to $2,500 for sponsorship and branding opportunities in 2015, of which $1,500 was paid during the six months ended June 30, 2015. No payments were made to GMS Racing, LLC during the six months ended June 30, 2014.

Note 11 — Subsequent Events

In July 2015, the Company's Board of Directors increased the authorization under the stock repurchase plan to $100.0 million and announced an increase in the quarterly recurring dividend to $.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2015 and 2014. Also discussed is our financial position as of June 30, 2015 and December 31, 2014. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second quarter 2015 results

The second quarter of 2015 was our 50th consecutive profitable quarter, with net income of $54.3 million and $3.18 earnings per share (diluted) on operating revenues of $322.1 million and an operating margin of 28.8 percent. Total operating revenue increased $31.6 million or 10.9 percent over 2014, primarily due to a $27.7 million increase in ancillary air-related revenue and a $5.4 million increase in other revenue. Total ancillary revenue per passenger was $51.26 during the quarter, which was 13.3 percent higher than 2014. Other revenue increased by $5.4 million, primarily due to aircraft lease revenue received from a European carrier, which began in June 2014.

Cost per available seat mile ("CASM") decreased 16.6 percent for the second quarter 2015 when compared to the same period in 2014, mostly due to a 24.3 percent decrease in fuel expense which was driven by a 35.0 percent decrease in our system average price per gallon. This decrease was offset by a 16.4 percent increase in system gallons consumed needed to support a 17.5 percent increase in available seat miles ("ASMs"). The addition of Airbus aircraft has also positively affected our fuel efficiency.

Except for changes in fuel price per gallon, our operating expenses are historically driven by changes in capacity. For the second quarter 2015, CASM, excluding fuel, decreased 1.4 percent from 2014, as we were able to grow the number of routes served by 14.8 percent. On a total expense basis, salary and benefits expense increased 13.3 percent, reflecting a more than 14 percent growth in full time equivalent employees needed to support flying, as well as a significant increase in our bonus accrual, which is directly correlated to our operating income. Our Other expenses line item also reflected a 37.7 percent quarter over quarter increase to support IT initiatives and company growth.

As of June 30, 2015, we had $414.9 million in unrestricted cash and investment securities, down slightly from $416.8 million as of December 31, 2014. For the six months ended June 30, 2015, we deployed cash of $132.5 million for capital expenditures, returned $82.8 million to shareholders through share repurchases, and paid $52.3 million in dividends. These cash outlays were offset by $230.7 million in cash flows from operations, as well as raising debt of $64.0 million during the first half of 2015. In addition, Standard & Poor's Rating Services raised our corporate credit rating to BB from BB-.

In July, our Board of Directors approved an increase to our recurring quarterly cash dividend to $.30 per share.

Aircraft

Operating Fleet

As of June 30, 2015, our operating fleet consisted of 53 MD-80 aircraft, six Boeing 757-200 aircraft, seven Airbus A319 aircraft, and nine Airbus A320 aircraft. The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of June 30, 2015			As of December 31, 2014			As of June 30, 2014
	Own (1)	Lease	Total	Own (a)	Lease	Total	Own (a)	Lease	Total
MD82/83/88s	53	—	53	53	—	53	53	—	53
B757-200	6	—	6	6	—	6	6	—	6
A319 (2)	7	—	7	4	—	4	1	2	3
A320	9	—	9	7	—	7	7	—	7
Total	75	—	75	70	—	70	67	2	69

(1)	Excludes aircraft owned, but not added to our operating fleet.
(2)	Excludes 12 aircraft on lease to a European carrier until 2018.

Airbus Aircraft

In January 2015, we entered into a forward purchase agreement for four Airbus A320 series aircraft. We expect to take delivery of these aircraft in 2017.

In February 2015, we entered into forward purchase agreements for eight Airbus A320 series aircraft. We expect to take delivery of these aircraft from the second half of 2015 through 2017.

In April 2015, we purchased and took delivery of three Airbus A320 series aircraft which are expected to enter our operating fleet in the second half of 2015.

Fleet Plan

The following table provides the number of operating aircraft expected to be in service at the end of the respective quarters:

	September 30, 2015	December 31, 2015	December 31, 2016
MD-80	52	52	50
B757-200	6	5	4
A319	7	10	17
A320	12	15	15
Total	77	82	86

Network

As of June 30, 2015, we offered scheduled service on 271 routes into 16 leisure destinations, and serviced 89 under-served cities in 41 states (including cities and destinations) in our route network. The following shows the number of destinations and under-served cities served, and routes operated as of the dates indicated (includes cities served seasonally):

	June 30, 2015	December 31, 2014	June 30, 2014
Leisure destinations	16	13	13
Under-served cities	89	83	85
Total cities	105	96	98
Total routes	271	233	236

Trends and Uncertainties

Fuel costs, in the long-term, remain uncertain and fuel cost volatility could materially affect our future operating costs.

Of our 271 routes as of June 30, 2015, new markets (cities added within the last year) accounted for 91 percent of the quarter over quarter ASM growth, and over 50 percent of our network is now on the East Coast. In addition, we announced four new Fort Lauderdale routes expected to begin service in the fourth quarter 2015, and inaugural service to Rochester, NY starting in October 2015. This geographical shift is expected to have a continuing impact on our ancillary third party product sales as rental car day sales have historically performed better on the East Coast, while hotel room night sales have historically been driven by our Las Vegas passengers. We also continue to increase service to more medium-sized cities such as Cincinnati, OH; Pittsburgh, PA; and Indianapolis, IN. To date, these markets have performed well and have not attracted any significant competition, but additional competition in these markets could affect their profitability.

A significant portion of our growth in the second quarter and into the third quarter is attributable to off-peak flying (Tuesdays, Wednesdays and Saturdays). Off-peak flying puts pressure on unit revenues, but has had a positive effect on our profitability. We expect to continue to add off-peak flying as long as it remains accretive to our income.

We have two employee groups which have voted for union representation: pilots and flight attendants. These employees make up approximately 51 percent of our total employee base.

In March 2015, concerned about rumors of a threatened strike by our pilots, we commenced an action in the United States District Court for the District of Nevada seeking to enjoin the pilots from striking, on the grounds that such an action would be unlawful under the Railway Labor Act. We prevailed as the Court has issued a preliminary injunction against a strike at this time.

In December 2010, our flight attendants elected union representation with the Transport Workers Union. In July 2015, a group of our flight attendants began the process to seek decertification from representation by having an applicant file for a representation election. If the National Mediation Board approves holding an election, a vote will be held to determine whether the union will be decertified.

In December 2012, our flight dispatchers elected union representation with the International Brotherhood of Teamsters, Airline Division. In April 2015, they elected to discontinue representation.

Any labor actions following an inability to reach collective bargaining agreements could materially impact our operations during the continuance of any such activity. See Part II, Item 1, Legal Proceedings, of this quarterly report for further information.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2015 to three months ended June 30, 2014

 Operating Revenue

Scheduled service revenue. Scheduled service revenue for the second quarter 2015 decreased $2.9 million, or 1.5 percent compared with 2014. The decrease was primarily driven by a 14.3 percent decrease in scheduled service average fare, offset by a 15.0 percent increase in scheduled service passengers attributable to a 19.7 percent increase in scheduled service departures. The decline in scheduled service average base fare is consistent with industry performance as more capacity has been added throughout the industry in response to lower fuel prices and other economic factors.
Air-related charges. Ancillary air-related charges for the second quarter 2015 increased $27.7 million, or 32.2 percent compared with 2014. Scheduled service passengers increased 15.0 percent, and optimization efforts related to certain ancillary products and fees drove a 15.0 percent increase in average ancillary air-related fare per passenger. Our ongoing optimization efforts include a focus on seat assignment fees, customer convenience fees and other miscellaneous initiatives.

Third party products. Third party products revenue in the second quarter 2015 increased 13.7 percent over the same period in 2014. This was driven by a 34.9 percent increase in rental car days, a 15.0 percent increase in scheduled service passengers, and a higher proportion of routes serving the East Coast. The increase in rental car revenue was offset by the effect of a 9.6 percent decrease in hotel room night production, mostly due to a 2.2 percent decline in Las Vegas passengers (our largest hotel market) as well as weakness in the Canadian dollar, which has negatively affected our hotel take rate.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Air-related charges	$46.74	$40.65	15.0%
Third party products	4.52	4.58	(1.3)
Total ancillary revenue per scheduled service passenger	$51.26	$45.23	13.3%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended June 30,		Percentage
(in thousands except room nights and rental car days)	2015	2014	Change
Gross ancillary revenue - third party products	$35,978	$32,362	11.2%
Cost of goods sold	(24,681)	(22,184)	11.3
Transaction costs (a)	(321)	(521)	(38.4)
Ancillary revenue - third party products	$10,976	$9,657	13.7
As percent of gross ancillary revenue - third party	30.5%	29.8%	0.7 pp
Hotel room nights	123,412	136,485	(9.6)
Rental car days	330,570	245,033	34.9%
 (a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2015 increased nominally from 2014, as no significant changes to fixed fee flying agreements occurred.
Other revenue. Other revenue for the second quarter 2015 increased $5.4 million compared with 2014, primarily from aircraft lease revenue related to 12 Airbus A320 series aircraft currently on lease to a European carrier, for which revenue was not generated until June 2014.
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

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Aircraft fuel	$32.11	$48.75	(34.1)%
Salary and benefits	21.76	22.06	(1.4)
Station operations	9.93	9.40	5.6
Maintenance and repairs	9.63	10.00	(3.7)
Sales and marketing	2.34	3.10	(24.5)
Aircraft lease rentals	0.28	0.89	(68.5)
Depreciation and amortization	10.11	9.21	9.8
Other	6.96	5.81	19.8
Operating expense per passenger	$93.12	$109.22	(14.7)%
Operating expense per passenger, excluding fuel	$61.01	$60.47	0.9%

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

	Three Months Ended June 30,				Percentage
	2015		2014		Change
Aircraft fuel	2.95	¢	4.57	¢	(35.4)%
Salary and benefits	1.99		2.07		(3.9)
Station operations	0.91		0.88		3.4
Maintenance and repairs	0.88		0.94		(6.4)
Sales and marketing	0.21		0.29		(27.6)
Aircraft lease rentals	0.03		0.08		(62.5)
Depreciation and amortization	0.93		0.86		8.1
Other	0.63		0.54		16.7
Operating expense per ASM (CASM)	8.53	¢	10.23	¢	(16.6)%
CASM, excluding fuel	5.58	¢	5.66	¢	(1.4)%

Aircraft fuel expense. Aircraft fuel expense decreased $25.4 million, or 24.3 percent, for the second quarter 2015 compared to 2014. The decrease was primarily the result of a 35.0 percent decrease in system average fuel cost per gallon, offset by a 16.4 percent increase in system fuel gallons consumed, which was the result of a 17.5 percent increase in total system capacity. The Airbus aircraft flew 30.7 percent of our scheduled service ASMs in the second quarter 2015, compared to 21.9 percent in 2014. The additional Airbus flying positively affected fuel efficiency as reflected in a slight increase of ASMs per gallon to 70.1 in the second quarter 2015.

Salary and benefits expense. Salary and benefits expense for the second quarter 2015 increased $6.3 million, or 13.3 percent, compared to 2014. The increase is partially attributable to a 14.1 percent increase in full-time equivalent employees ("FTE"), specifically a substantial increase in flight crew FTEs necessary to support the growth in our average number of in service aircraft. This growth led to a significant reduction in seniority and a reduced average per-employee cost. We also experienced a 64.1 percent increase in our bonus accrual as a result of a 64.4 percent increase in operating income quarter over quarter, offset by a decrease in stock compensation expense of 44.0 percent due to a decline in our stock price during the quarter.
Station operations expense. Station operations expense for the second quarter 2015 increased $4.3 million, or 21.4 percent. This change is in line with a 19.7 percent increase in scheduled service departures and a marginal increase in station expense per departure, resulting from an increased number of flights into larger cities with higher airport fees.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2015 increased $2.3 million, or 10.7 percent, compared to the same period in 2014, as our average number of aircraft in service increased by 9.4 percent. We also had one additional heavy maintenance event in 2015 compared to 2014.
Sales and marketing expense. Sales and marketing expense for the second quarter 2015 decreased $0.9 million compared to the same period in 2014, primarily due to a reduction in credit card fees incurred as the credit card surcharge implemented in the fourth quarter 2014 is applied as a reduction to this expense.
Aircraft lease rentals expense. Taking into consideration a $2.0 million supplemental rent accrual reversal, in June 2014, for two Airbus A320 series aircraft purchased in the second quarter 2014 (previously leased), aircraft lease rental expense for the second quarter 2015 decreased $1.2 million compared to the same period in 2014, as we flew fewer sub-service flights in 2015.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2015 increased $5.2 million, or 26.1 percent, compared to 2014. This increase is due to a 9.4 percent increase in the average number of operating aircraft, as well as depreciation taken on 12 purchased aircraft leased to a European carrier since June 2014, which are non-ASM producing.
Other expense. Other expense for the second quarter 2015 increased $4.7 million, or 37.7 percent, compared to 2014. This increase is primarily due to expenses incurred to support improvement and development of technology projects.

Other (Income) Expense

Other (income) expense for the second quarter 2015 increased $3.1 million compared to the same period in 2014. The increase is due to additional interest expense from increased borrowings, primarily driven by the issuance of $300.0 million of senior unsecured notes which did not occur until June 2014.

Income Tax Expense

Our effective income tax rate was 37.1 percent for the three months ended June 30, 2015, down slightly from 37.2 percent for the same period of 2014.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

 Operating Revenue

Scheduled service revenue. Scheduled service revenue for the six months ended June 30, 2015 decreased $5.9 million, or 1.5 percent, compared with 2014. The decrease was primarily the result of a 12.0 percent decrease in scheduled service average fare, offset by an 11.9 percent increase in scheduled service passengers attributable to a 14.9 percent increase in scheduled service departures. The decline in scheduled service average base fare is consistent with industry performance as more capacity has been added throughout the industry in response to lower fuel prices and other economic factors.
Air-related charges. Ancillary air-related charges for the six months ended June 30, 2015 increased $47.3 million, or 27.6 percent, compared with 2014. This increase was primarily due to an 11.9 percent increase in scheduled service passengers as well as our optimization efforts related to certain ancillary products and fees, which drove a 14.0 percent increase in average ancillary air-related fare per passenger in 2015 compared to 2014. Our ongoing optimization efforts include a focus on seat assignment fees, customer convenience fees and other miscellaneous initiatives.

Third party products. Third party products revenue for the six months ended June 30, 2015 increased $1.5 million, or 7.3 percent, over the same period in 2014, partially due to an 11.9 percent increase in scheduled service passengers. We also achieved a 20.5 percent increase in rental car days sold, primarily in our East Coast markets. The revenue impact of this growth was offset by the effect of a 7.6 percent decrease in hotel room nights driven by a 5.0 percent decline in Las Vegas passengers (our largest hotel market) as well as weakness in the Canadian dollar, which has negatively affected our hotel take rate.

The following table details ancillary revenue per scheduled service passenger from air-related charges and third party products:

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Air-related charges	$46.98	$41.21	14.0%
Third party products	4.68	4.88	(4.1)
Total ancillary revenue per scheduled service passenger	$51.66	$46.09	12.1%

The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Six Months Ended June 30,		Percentage
(in thousands except room nights and rental car days)	2015	2014	Change
Gross ancillary revenue - third party products	$73,293	$68,101	7.6%
Cost of goods sold	(50,650)	(46,835)	8.1
Transaction costs (a)	(870)	(979)	(11.1)
Ancillary revenue - third party products	$21,773	$20,287	7.3
As percent of gross ancillary revenue - third party	29.7%	29.8%	(0.1) pp
Hotel room nights	258,842	280,245	(7.6)
Rental car days	634,138	526,344	20.5%
 (a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2015 increased $1.7 million compared with 2014, mostly due to NCAA March Madness flights in which we did not participate in the prior year as a result of flight crew availability.
Other revenue. Other revenue for the six months ended June 30, 2015 increased $13.6 million compared with 2014, primarily from aircraft lease revenue related to 12 Airbus A320 series aircraft currently on lease to a European carrier, for which revenue was not generated until June 2014.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods.

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Aircraft fuel	$31.51	$50.62	(37.8)%
Salary and benefits	23.77	22.23	6.9
Station operations	10.24	10.05	1.9
Maintenance and repairs	9.56	9.97	(4.1)
Sales and marketing	2.72	3.43	(20.7)
Aircraft lease rentals	0.30	2.69	(88.8)
Depreciation and amortization	10.44	9.06	15.2
Other	6.94	5.64	23.0
Operating expense per passenger	$95.48	$113.69	(16.0)%
Operating expense per passenger, excluding fuel	$63.97	$63.07	1.4%

The following table presents unit costs, defined as Operating CASM, for the indicated periods.

	Six Months Ended June 30,				Percentage
	2015		2014		Change
Aircraft fuel	2.85	¢	4.57	¢	(37.6)%
Salary and benefits	2.15		2.01		7.0
Station operations	0.93		0.91		2.2
Maintenance and repairs	0.86		0.90		(4.4)
Sales and marketing	0.25		0.31		(19.4)
Aircraft lease rentals	0.03		0.24		(87.5)
Depreciation and amortization	0.94		0.82		14.6
Other	0.63		0.50		26.0
Operating expense per ASM (CASM)	8.64	¢	10.26	¢	(15.8)%
CASM, excluding fuel	5.79	¢	5.69	¢	1.8%

Aircraft fuel expense. Aircraft fuel expense decreased $64.7 million, or 30.3 percent, for the six months ended June 30, 2015 compared to 2014. The decrease was primarily due to a 37.3 percent decrease in system average fuel cost per gallon, offset by an 11.1 percent increase in system fuel gallons consumed, which was the result of an 11.7 percent increase in system capacity. The Airbus aircraft flew 28.9 percent of our scheduled service ASMs during the six months ended June 30, 2015, compared to 19.9 percent in 2014. The additional Airbus flying positively affected fuel efficiency as reflected in a slight increase of ASMs per gallon to 70.2 for the first half of 2015.
Salary and benefits expense. Salary and benefits expense for the six months ended June 30, 2015 increased $18.4 million, or 19.6 percent, compared to 2014. The increase is primarily attributable to a 14.1 percent increase in the number of FTEs necessary to support a 14.9 percent increase in scheduled service departures, enabled by 7.4 percent growth in average number of operating aircraft, and our overall operational needs. Additionally, we experienced a 76.2 percent increase in our bonus accrual as a result of a 76.7 percent increase in operating income, as well as a 41.7 percent increase to stock compensation expense due to meaningful stock price appreciation year over year.
Station operations expense. Station operations expense for the six months ended June 30, 2015 increased $5.9 million, or 14.0 percent, on a 14.9 percent increase in scheduled service departures.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2015 increased $3.1 million, or 7.4 percent, compared with the same period in 2014, as our average number of aircraft in service increased by 7.4 percent.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2015 decreased $1.6 million, or 11.1 percent, compared to the same period in 2014, largely due to a reduction in credit card fees incurred as the credit card surcharge implemented in the fourth quarter 2014 is applied as a reduction to this expense.
Aircraft lease rentals expense. Taking into consideration a $2.0 million supplemental rent accrual reversal for two Airbus A320 series aircraft purchased in the second quarter 2014 (previously leased), aircraft lease rentals expense for the six months ended June 30, 2015 decreased $9.9 million compared to the same period in 2014. This decrease was primarily due to a significant reduction in sub-service flights needed as pilot availability stabilized in 2015.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2015 increased $11.1 million, or 29.0 percent, compared to 2014, due to a 7.4 percent increase in the average number of operating aircraft, as well as depreciation taken on 12 purchased aircraft leased to a European carrier since June 2014, which are non-ASM producing.
Other expense. Other expense for the six months ended June 30, 2015 increased $8.9 million, or 37.3 percent, compared to 2014. This increase is primarily due to elevated crew training events during the first quarter as well as expenses incurred to support improvement and development of technology projects.

Other (Income) Expense

Other (income) expense for the six months ended June 30, 2015 increased $6.9 million compared to the same period in 2014. The increase is due to additional interest expense from increased borrowings, primarily driven by the issuance of $300.0 million of senior unsecured notes which did not occur until June 2014.

Income Tax Expense

Our effective income tax rate decreased to 36.5 percent for the six months ended June 30, 2015, down from 37.2 percent for the same period of 2014. The decrease is primarily due to a reduction in the executive compensation deduction limitation and a one-time tax benefit related to the liquidation of a subsidiary.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent
	2015	2014	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,462,822	2,143,662	14.9
Revenue passenger miles (RPMs) (thousands)	2,307,065	2,030,638	13.6
Available seat miles (ASMs) (thousands)	2,690,457	2,289,201	17.5
Load factor	85.7%	88.7%	(3.0)
Operating revenue per ASM (RASM)** (cents)	11.97	12.69	(5.7)
Operating expense per ASM (CASM) (cents)	8.53	10.23	(16.6)
Fuel expense per ASM (cents)	2.95	4.56	(35.3)
Operating CASM, excluding fuel (cents)	5.58	5.66	(1.4)
Operating expense per passenger	$93.12	$109.22	(14.7)
Fuel expense per passenger	$32.11	$48.75	(34.1)
Operating expense per passenger, excluding fuel	$61.01	$60.47	0.9
ASMs per gallon of fuel	70.1	69.5	0.9
Departures	17,659	14,675	20.3
Block hours	40,919	34,466	18.7
Average stage length (miles)	896	912	(1.8)
Average number of operating aircraft during period	74.4	68.0	9.4
Average block hours per aircraft per day	6.0	5.6	7.1
Full-time equivalent employees at end of period	2,557	2,241	14.1
Fuel gallons consumed (thousands)	38,361	32,944	16.4
Average fuel cost per gallon	$2.06	$3.17	(35.0)

Scheduled service statistics:
Passengers	2,426,985	2,110,481	15.0
Revenue passenger miles (RPMs) (thousands)	2,279,600	2,002,546	13.8
Available seat miles (ASMs) (thousands)	2,628,205	2,238,546	17.4
Load factor	86.7%	89.5%	(2.8)
Departures	16,949	14,157	19.7
Average passengers per departure	143	149	(4.0)
Scheduled service seats per departure	167.6	168.8	(0.7)
Block hours	39,794	33,577	18.5
Yield (cents)	8.17	9.45	(13.5)
Scheduled service revenue per ASM (PRASM) (cents)	7.09	8.45	(16.1)
Total ancillary revenue per ASM** (cents)	4.73	4.26	11.0
Total scheduled service revenue per ASM (TRASM)** (cents)	11.82	12.71	(7.0)
Average fare — scheduled service	$76.77	$89.63	(14.3)
Average fare — ancillary air-related charges	$46.74	$40.65	15.0
Average fare — ancillary third party products	$4.52	$4.58	(1.3)
Average fare — total	$128.03	$134.86	(5.1)
Average stage length (miles)	912	924	(1.3)
Fuel gallons consumed (thousands)	37,379	32,159	16.2
Average fuel cost per gallon	$2.08	$3.20	(35.0)
Percent of sales through website during period	95.0%	93.2%	1.8

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Six Months Ended June 30,		Percent
	2015	2014	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	4,719,057	4,216,382	11.9
Revenue passenger miles (RPMs) (thousands)	4,498,533	4,112,138	9.4
Available seat miles (ASMs) (thousands)	5,216,488	4,670,340	11.7
Load factor	86.2%	88.0%	(1.8)
Operating revenue per ASM (RASM)** (cents)	12.49	12.70	(1.7)
Operating expense per ASM (CASM) (cents)	8.64	10.26	(15.8)
Fuel expense per ASM (cents)	2.85	4.57	(37.6)
Operating CASM, excluding fuel (cents)	5.79	5.69	1.8
Operating expense per passenger	$95.48	$113.69	(16.0)
Fuel expense per passenger	$31.51	$50.62	(37.8)
Operating expense per passenger, excluding fuel	$63.97	$63.07	1.4
ASMs per gallon of fuel	70.2	69.8	0.6
Departures	33,646	29,176	15.3
Block hours	79,652	70,814	12.5
Average stage length (miles)	912	936	(2.6)
Average number of operating aircraft during period	73.0	68.0	7.4
Average block hours per aircraft per day	6.0	5.8	3.4
Full-time equivalent employees at end of period	2,557	2,241	14.1
Fuel gallons consumed (thousands)	74,363	66,945	11.1
Average fuel cost per gallon	$2.00	$3.19	(37.3)

Scheduled service statistics:
Passengers	4,650,688	4,155,509	11.9
Revenue passenger miles (RPMs) (thousands)	4,443,218	4,061,734	9.4
Available seat miles (ASMs) (thousands)	5,085,910	4,566,481	11.4
Load factor	87.4%	88.9%	(1.5)
Departures	32,270	28,092	14.9
Average passengers per departure	144	148	(2.7)
Scheduled service seats per departure	167.8	168.6	(0.5)
Block hours	77,340	68,962	12.1
Yield (cents)	8.71	9.67	(9.9)
Scheduled service revenue per ASM (PRASM) (cents)	7.61	8.60	(11.5)
Total ancillary revenue per ASM** (cents)	4.72	4.19	12.6
Total scheduled service revenue per ASM (TRASM)** (cents)	12.33	12.79	(3.6)
Average fare — scheduled service	$83.18	$94.50	(12.0)
Average fare — ancillary air-related charges	$46.98	$41.21	14.0
Average fare — ancillary third party products	$4.68	$4.88	(4.1)
Average fare — total	$134.84	$140.59	(4.1)
Average stage length (miles)	926	950	(2.5)
Fuel gallons consumed (thousands)	72,379	65,366	10.7
Average fuel cost per gallon	$2.02	$3.22	(37.3)
Percent of sales through website during period	95.2%	93.7%	1.5
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of these measures do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $428.8 million at December 31, 2014 to $423.8 million at June 30, 2015. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Our restricted cash balance decreased from $12.0 million at December 31, 2014 to $8.9 million at June 30, 2015.

As of June 30, 2015, our unrestricted cash balances and investment securities (including short-term and long-term investments) were $414.9 million.

During the first six months of 2015, our primary source of funds was $230.7 million generated by our operations, as well as $64.0 million of financing proceeds. Our operating cash flows and recent borrowings have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and maintain our cash position, while meeting short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue to repurchase our stock in the open market and consider special cash dividends, subject to availability of cash resources and compliance with our debt covenants. In July 2015, our Board of Directors increased the authorization under our stock repurchase plan to $100.0 million. There is no expiration date for the program.

Debt
Our long-term debt obligations increased from $593.1 million as of December 31, 2014 to $627.6 million as of June 30, 2015.
Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2015, our operating activities provided $230.7 million of cash compared to $147.2 million during the same period of 2014. Operating cash inflows are primarily derived from providing air transportation to customers, for which the majority of tickets are purchased prior to the day travel is provided.

Operating cash flows for the six months ended June 30, 2015 and 2014 were impacted primarily by our results of operations, as well as changes in air traffic liability and accrued liabilities. Net cash provided during the six months ended June 30, 2015 increased compared to the same period of 2014 primarily due to our increased net income, after adjustments for non-cash items such as an increase of $11.1 million in depreciation and amortization expense and an increase of $12.1 million in air traffic liability in 2015.

Investing Activities. Cash used in investing activities was $126.8 million for the six months ended June 30, 2015 compared to $36.5 million for the same period in 2014. During the six months ended June 30, 2015 and 2014, our primary use of cash was for the purchase of property and equipment of $132.5 million and $115.0 million, respectively. These purchases were offset by proceeds from the maturities of investment securities, net of purchases, of $5.9 million and $76.6 million, for 2015 and 2014, respectively.
Financing Activities. Cash used in financing activities for the six months ended June 30, 2015 was $100.1 million, compared to $126.9 million of cash provided by financing activities for the same period in 2014. During the six months ended June 30, 2015, we paid cash dividends of $52.3 million and repurchased common stock for $82.8 million. These were offset by $34.5 million of proceeds from the issuance of debt, net of principal payments. During the same period in 2014, our primary use of cash was the payment of cash dividends of $41.8 million and repurchase of common stock for $73.5 million. These uses were more than offset by $242.8 million of proceeds from the issuance of debt, net of principal payments, including $300.0 million from the closing of our high yield bond in June 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies during the six months ended June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain market risks, including commodity prices (specifically aircraft fuel). The adverse effects of changes in these markets could pose potential losses as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel. Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 33.0 percent of our operating expenses for the six months ended June 30, 2015. Increases in fuel prices, or a shortage of supply, could have a material effect on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2015, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $7.8 million and $14.9 million, respectively.

Interest Rates. We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities at June 30, 2015, which totaled $93.5 million in cash and cash equivalents and $286.9 million of short-term investments. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the three and six months ended June 30, 2015 would have affected interest income from cash and investment securities by $0.7 million and $1.8 million, respectively.

As of June 30, 2015, we had $278.4 million, including current maturities, of variable-rate notes payable. A hypothetical 100 basis point change in market interest rates for the three and six ended June 30, 2015 would not have a material effect on the fair value of our variable-rate debt instruments or impact or on our earnings or cash flow associated with our variable-rate debt.

As of June 30, 2015, we had $349.2 million, including current maturities, of fixed-rate debt, which had a fair value of $352.8 million. A hypothetical 100 basis point change in market rates would not have a material impact on the fair value of this fixed-rate debt nor would it impact our earnings or cash flow associated with this fixed-rate debt.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for further information about market risk.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2013, the International Brotherhood of Teamsters ("IBT") commenced an action in the United States District Court for the District of Nevada on behalf of Allegiant Air's pilots claiming that we unilaterally changed existing work rules in violation of the Railway Labor Act (RLA). The suit focuses, in large part, on our implementation of a new flight duty crew scheduling system to comply with revised FAA pilot flight, duty, and rest regulations that became effective in January 2014. The proceeding seeks injunctive and make-whole relief, requiring Allegiant to return to the "status quo" as it existed before the implementation of the FAA compliant work rules, pending negotiations on this issue and other collateral issues. The court issued a preliminary injunction in July 2014 requiring us to make certain changes to our policies to be consistent with prior practices affecting the pilots, including changes to our FAA compliant crew scheduling system, to better account for pilot seniority and to provide greater predictability for the pilots. We appealed that decision to the U.S. Court of Appeals for the Ninth Circuit which issued a decision in June 2015 vacating the injunction on the ground that Allegiant’s pilots had not been represented for collective bargaining purposes prior to the IBT’s certification, and thus Allegiant was not under any obligation to maintain the status quo during its negotiations with the IBT. The IBT has petitioned the Ninth Circuit to rehear the case en banc.  The underlying litigation has been stayed while the petition is pending and would likely be dismissed should the petition be denied.

On March 30, 2015, concerned about rumors of a threatened strike by our pilots, we commenced an action in the United States District for the District of Nevada seeking to enjoin the pilots from striking, on the grounds that such an action would be unlawful under the Railway Labor Act. We obtained a temporary restraining order enjoining the strike on April 1, 2015. The court subsequently held a hearing on our preliminary injunction motion and, on May 1, 2015, granted that motion and issued a preliminary injunction against the threatened strike. IBT appealed that order. Both the appellate proceedings and the underlying litigation have been stayed pending resolution of IBT’s petition for rehearing of the Ninth Circuit’s decision in the prior litigation, as that decision, if upheld, would dispose of this case in its entirety, in Allegiant’s favor.

In January 2015, we filed a declaratory judgment action in the Nevada District Court in Clark County, Nevada, against Windmill Durango Office, LLC in connection with our exercise of the early termination option with respect to our ten year lease of our former Company headquarters. The lawsuit seeks clarification as to the amount of unamortized broker commissions and tenant improvements owed to the landlord on lease termination, and whether the early termination option was properly exercised. Our chairman of the board and another director own a 30 percent and 11.4 percent interest in Windmill Durango Office, LLC, respectively. Neither Mr. Gallagher nor Mr. Redmond has the right to direct or participate in the management of the limited liability company.

There are inherent risks in any litigation. We are subject to certain other legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to the risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 2015 (2)	743	$168.12	—
May 2015	178,327	160.38	178,327
June 2015 (2)	240	175.99	—
Total	179,310	$160.43	178,327	$8,991

(1)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board of Directors under a share repurchase program.
(2)
Total number of shares purchased during the quarter from employees who vested a portion of their restricted stock grants. These stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.

In July 2015, our Board of Directors increased the authorization of stock repurchases to $100.0 million. There is no expiration date for the program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

ALLEGIANT TRAVEL COMPANY

Date: July 31, 2015	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer