Form 10-Q
period 2015-09-30
Allegiant Travel CO
filed 2015-10-29
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of the close of business on October 15, 2015 was 16,838,157.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$78,545	$89,610
Restricted cash	13,197	12,021
Short-term investments	246,985	269,817
Accounts receivable	15,712	14,216
Expendable parts, supplies and fuel, net	16,846	16,980
Prepaid expenses	22,817	24,306
Deferred income taxes	6,271	6,271
Other current assets	3,104	406
TOTAL CURRENT ASSETS	403,477	433,627
Property and equipment, net	832,822	738,783
Long-term investments	60,095	57,390
Investment in and advances to unconsolidated affiliates, net	2,797	1,811
Deposits and other assets	4,716	3,469
TOTAL ASSETS	$1,303,907	$1,235,080
CURRENT LIABILITIES:
Current maturities of long-term debt, net of related costs	$69,593	$52,605
Accounts payable	7,358	13,232
Accrued liabilities	71,463	110,802
Air traffic liability	209,725	185,315
TOTAL CURRENT LIABILITIES	358,139	361,954
Long-term debt, net of current maturities and related costs	566,159	536,189
Deferred income taxes	45,531	42,872
TOTAL LIABILITIES	969,829	941,015
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	22	22
Treasury stock	(446,515)	(325,396)
Additional paid in capital	229,365	221,257
Accumulated other comprehensive income, net	1,527	1,211
Retained earnings	549,679	395,783
TOTAL ALLEGIANT TRAVEL COMPANY SHAREHOLDERS' EQUITY	334,078	292,877
Noncontrolling interest	—	1,188
TOTAL EQUITY	334,078	294,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,303,907	$1,235,080

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUE:
Scheduled service revenue	$170,002	$166,893	$556,842	$559,587
Ancillary revenue:
Air-related charges	107,554	77,198	326,055	248,432
Third party products	9,890	8,051	31,663	28,338
Total ancillary revenue	117,444	85,249	357,718	276,770
Fixed fee contract revenue	4,640	4,899	11,993	10,508
Other revenue	7,870	7,988	24,745	11,229
Total operating revenue	299,956	265,029	951,298	858,094
OPERATING EXPENSES:
Aircraft fuel	68,272	94,864	216,985	308,308
Salary and benefits	58,968	52,109	171,119	145,845
Station operations	26,454	21,064	74,768	63,453
Maintenance and repairs	25,369	22,562	70,488	64,590
Sales and marketing	4,053	7,808	16,907	22,269
Aircraft lease rentals	695	1,565	2,092	12,897
Depreciation and amortization	24,346	22,174	73,597	60,355
Other	14,717	14,016	47,402	37,826
Total operating expenses	222,874	236,162	673,358	715,543
OPERATING INCOME	77,082	28,867	277,940	142,551
OTHER (INCOME) EXPENSE:
Earnings from unconsolidated affiliates, net	(67)	(101)	(117)	(173)
Interest income	(301)	(106)	(948)	(545)
Interest expense	6,687	7,097	20,531	13,817
Total other expense	6,319	6,890	19,466	13,099
INCOME BEFORE INCOME TAXES	70,763	21,977	258,474	129,452
PROVISION FOR INCOME TAXES	26,305	7,866	94,853	47,900
NET INCOME	44,458	14,111	163,621	81,552
Net loss attributable to noncontrolling interest	—	(61)	(44)	(340)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$44,458	$14,172	$163,665	$81,892
Earnings per share to common shareholders:
Basic	$2.63	$0.80	$9.57	$4.56
Diluted	$2.62	$0.80	$9.55	$4.54
Weighted average shares outstanding used in computing earnings per share to common shareholders:
Basic	16,831	17,605	17,010	17,848
Diluted	16,869	17,704	17,050	17,912

Cash dividend declared per share:	$0.30	$—	$0.80	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$44,458	$14,111	$163,621	$81,552
OTHER COMPREHENSIVE INCOME:
Change in available-for-sale securities, net of tax	(21)	(125)	377	(85)
Foreign currency translation adjustment, net of tax	(32)	—	230	—
Change in derivatives, net of tax	171	605	712	769
Reclassification of derivative gains into Other revenue	(260)	—	(1,003)	—
Total other comprehensive (loss) income	(142)	480	316	684
TOTAL COMPREHENSIVE INCOME	44,316	14,591	163,937	82,236
Comprehensive loss attributable to noncontrolling interest	—	(61)	(44)	(340)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$44,316	$14,652	$163,981	$82,576

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$163,621	$81,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,597	60,355
Loss on aircraft and other equipment disposals	3,043	3,967
Provision for obsolescence of expendable parts, supplies and fuel	1,183	956
Amortization of deferred financing costs (original issue discount)	945	(2,209)
Share-based compensation expense	10,736	13,813
Deferred income taxes	2,659	1,332
Excess tax benefits from share-based compensation	(3,868)	(3,339)
Changes in certain assets and liabilities:
Accounts receivable	(1,496)	349
Prepaid expenses	1,489	4,928
Accounts payable	(1,775)	6,194
Accrued liabilities	(2,228)	8,338
Air traffic liability	24,410	27,740
Other, net	(4,706)	(8,822)
Net cash provided by operating activities	267,610	195,154
INVESTING ACTIVITIES:
Purchase of investment securities	(272,970)	(285,918)
Proceeds from maturities of investment securities	293,181	204,306
Purchase of property and equipment, including pre-delivery deposits	(173,926)	(188,131)
Other investing activities	687	753
Net cash used in investing activities	(153,028)	(268,990)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(57,410)	(41,787)
Proceeds from the exercise of stock options	3,869	—
Proceeds from the issuance of long-term debt	93,000	385,300
Repurchase of common stock	(121,119)	(129,323)
Principal payments on long-term debt	(46,447)	(155,577)
Other financing activities	2,460	3,709
Net cash (used in) provided by financing activities	(125,647)	62,322
Net change in cash and cash equivalents	(11,065)	(11,514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,610	97,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,545	$86,197
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non- cash transactions:
Long-term debt assumed for aircraft	$—	$141,960

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

Reclassifications related to the adoption of ASU 2015-03 have been made to the prior period’s financial statements to conform to 2015 classifications. These reclassifications had no effect on the previously reported net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, intended to create a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to defer the effective date by one year, to December 15, 2017, for annual and interim periods beginning after that date. The FASB has also proposed permitting early adoption of the standard, but not before the original effective date of annual periods beginning after December 15, 2016. The Company is evaluating the impact on its financial statements of adopting this new accounting standard and plans to provide additional information regarding its expected financial impact at a later date.

In April 2015, the FASB issued ASU 2015-03, which amends existing guidance and requires the presentation of debt issuance costs on the balance sheet as a reduction of the carrying amount of the related debt liability rather than as a deferred charge, effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2015. The Company has adopted this change in accounting principle as of September 30, 2015. As such, debt issuance costs previously reflected on the balance sheet in deposits and other assets, are now reflected as a reduction to long-term debt, in the amount of $4.1 million and $4.3 million as of September 30, 2015 and December 31, 2014, respectively.

Note 2 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the net unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity. Excluded from the following table is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 6 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments, and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year.

Investment securities (in thousands):

	As of September 30, 2015				As of December 31, 2014
		Net Unrealized				Net Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Money market funds	$2,826	$—	$—	$2,826	$8,377	$—	$—	$8,377
Certificates of deposit	—	—	—	—	10,049	2	—	10,051
Commercial paper	90,103	9	(19)	90,093	47,941	3	(4)	47,940
Municipal debt securities	51,038	7	(3)	51,042	105,933	14	(2)	105,945
Government debt securities	44,759	12	(10)	44,761	24,028	—	(31)	23,997
Corporate debt securities	110,990	7	(28)	110,969	134,770	1	(106)	134,665
Federal agency debt securities	20,562	2	—	20,564	4,711	—	(1)	4,710
Total	$320,278	$37	$(60)	$320,255	$335,809	$20	$(144)	$335,685

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of September 30, 2015	As of December 31, 2014
Flight equipment	$1,057,549	$947,082
Ground property and equipment	141,929	100,916
Total property and equipment	1,199,478	1,047,998
Less accumulated depreciation and amortization	366,656	309,215
Property and equipment, net	$832,822	$738,783

Note 4 — Long-Term Debt

Long-term debt (in thousands):

	As of September 30, 2015	As of December 31, 2014
Fixed-rate notes payable due through 2020	$344,351	$343,625
Variable-rate notes payable due through 2020	291,401	245,169
Total long-term debt, net of related costs	635,752	588,794
Less current maturities	69,593	52,605
Long-term debt, net of current maturities and related costs	$566,159	$536,189

Maturities of long-term debt for the remainder of 2015 and for the next four years and thereafter, in aggregate (in thousands):

As of September 30, 2015
Remaining in 2015	$17,213
2016	70,219
2017	72,548
2018	128,718
2019	331,424
Thereafter	15,630
Total	$635,752

Secured Debt

In September 2015, the Company borrowed $29.0 million secured by two A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.75 percent and will be payable in quarterly installments through September 2020.

In June 2015, the Company borrowed $26.5 million secured by two A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent and will be payable in quarterly installments through June 2020.

In March 2015, the Company borrowed $30.0 million secured by two A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent, and are payable in quarterly installments through March 2020.

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

Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of certificates of deposit, commercial paper, municipal debt securities, federal agency debt securities, government debt securities, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

For those assets classified as Level 2 that are not in active markets, the Company obtains fair value from pricing sources using quoted market prices for identical or comparable instruments, and uses pricing models which include all significant observable inputs; maturity dates, issue dates, settlement dates, benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers and other market related data. These inputs are observable or can be derived from, or corroborated by, observable market data for substantially the full term of the asset.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2015	Level 1	Level 2
Cash equivalents
Money market funds	$2,826	$2,826	$—
Commercial paper	10,349	—	10,349
Total cash equivalents	13,175	2,826	10,349
Short-term
Corporate debt securities	92,892	—	92,892
Commercial paper	79,744	—	79,744
Municipal debt securities	48,778	—	48,778
Federal agency debt securities	20,564	—	20,564
Government debt securities	5,007	—	5,007
Total short-term	246,985	—	246,985
Long-term
Government debt securities	39,754	—	39,754
Corporate debt securities	18,077	—	18,077
Derivative instruments	2,475	—	2,475
Municipal debt securities	2,264	—	2,264
Total long-term	62,570	—	62,570
Total financial instruments	$322,730	$2,826	$319,904

	As of December 31, 2014	Level 1	Level 2
Cash equivalents
Money market funds	$8,377	$8,377	$—
Municipal debt securities	101	—	101
Total cash equivalents	8,478	8,377	101
Short-term
Corporate debt securities	103,961	—	103,961
Municipal debt securities	103,155	—	103,155
Commercial paper	47,940	—	47,940
Certificates of deposit	10,051	—	10,051
Federal agency debt securities	4,710	—	4,710
Total short-term	269,817	—	269,817
Long-term
Corporate debt securities	30,704	—	30,704
Government debt securities	23,997	—	23,997
Municipal debt securities	2,689	—	2,689
Derivative instruments	1,858	—	1,858
Total long-term	59,248	—	59,248
Total financial instruments	$337,543	$8,377	$329,166

The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The remaining debt agreements are not publicly held. The Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$300,000	$300,750	$300,000	$304,875	2
Non-publicly held debt	339,902	319,859	293,099	270,490	3
Total long-term debt	$639,902	$620,609	$593,099	$575,365

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 6 — Derivative Instruments

In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. At September 30, 2015, the net change in fair value recorded in AOCI related to the unrealized gain on the hedge was $0.7 million, when compared to the fair value at December 31, 2014.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For the nine months ended September 30, 2015, the Company realized $0.6 million in net gains from its cash flow hedge into Other revenue, and as of September 30, 2015, expects $0.6 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At September 30, 2015, the fair value of the Company's derivative instrument was $2.5 million and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 5 - Fair Value Measurements for additional information related to the estimated fair value.

Note 7 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	175,142	223,147	644,603	953,309
Average price per share	$218.67	$118.53	$185.43	$103.44
Total (in thousands)	$38,298	$26,449	$119,530	$98,606

During the three months ended September 30, 2015, the Company declared and paid cash dividends of $0.30 per share, or $5.1 million. During the nine months ended September 30, 2015, the Company declared and paid cash dividends of $0.80 per share, or $13.7 million.

Note 8 — Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method, the Company attributes net income to two classes: common stock and unvested restricted stock. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

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

For the three and nine months ended September 30, 2015, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share and dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income attributable to Allegiant Travel Company	$44,458	$14,172	$163,665	$81,892
Less net income allocated to participating securities	(199)	(90)	(802)	(586)
Net income attributable to common stock	$44,259	$14,082	$162,863	$81,306
Net income per share, basic	$2.63	$0.80	$9.57	$4.56
Weighted-average shares outstanding	16,831	17,605	17,010	17,848
Diluted:
Net income attributable to Allegiant Travel Company	$44,458	$14,172	$163,665	$81,892
Less net income allocated to participating securities	(198)	—	(800)	(584)
Net income attributable to common stock	$44,260	$14,172	$162,865	$81,308
Net income per share, diluted	$2.62	$0.80	$9.55	$4.54
Weighted-average shares outstanding	16,831	17,605	17,010	17,848
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	68	99	68	101
Adjusted weighted-average shares outstanding under treasury stock method	16,899	17,704	17,078	17,949
Participating securities excluded under two-class method	(30)	N/A	(28)	(37)
Adjusted weighted-average shares outstanding under two-class method	16,869	N/A	17,050	17,912
For the three and nine months ended September 30, 2015, anti-dilutive shares excluded from the calculation of earnings per share were not material.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of September 30, 2015, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	10
Airbus A320	5

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations (in thousands):

As of September 30, 2015
Remaining in 2015	$77,153
2016	118,556
2017	73,576
2018	2,801
2019	2,709
Thereafter	3,150
Total commitments	$277,945

Note 10 — Related Party Transactions

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings for which the Company’s Chairman and Chief Executive Officer ("CEO"), and an additional member of its Board of Directors, own minority interests as limited partners. For the nine months ended September 30, 2015 and 2014, the Company made rent payments under these leases totaling $1.1 million and $2.5 million, respectively. In early 2015, the Company exercised its option to terminate the lease for 70,000 square feet of office space (original expiration in April 2018) which was subsequently challenged by the managing members of that entity. As a result, the Company filed a declaratory judgment action seeking clarification regarding whether the early termination option was properly exercised and the amount owed upon early termination.

Game Plane, LLC, a wholly owned subsidiary of the Company, partnered with Alpine Labs, LLC to produce and distribute game shows filmed on Company flights. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. For the nine months ended September 30, 2015 and 2014, the Company made payments of $0.4 million and $2.5 million, respectively, to Alpine Labs, LLC. No further expenses are expected to be incurred related to this transaction.

For the nine months ended September 30, 2015, the Company made payments totaling $2.1 million to entities owned or controlled by the Company's Chairman and CEO for the building of corporate training content. The amount paid during the same period in 2014 was nominal. In October 2015, the Company's Board of Directors approved an additional commitment of $3.5 million to be spent on training content. The project is expected to conclude in 2016.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing, LLC. During the nine months ended September 30, 2015, the Company made sponsorship payments in the amount of $2.3 million. An additional payment of $0.2 million will be made in fourth quarter 2015, after which no further payments are anticipated. No payments were made to GMS Racing, LLC during the nine months ended September 30, 2014.

In September 2014, as part of its stock repurchase plan, the Company repurchased all of Andrew Levy's (former President, Director, and Chief Operating Officer) unvested shares of restricted stock (23,623 shares at $124.05) and all of his unexercised stock options (options to purchase 127,512 shares at exercise prices between $36.97 per share and $108.59 per share) for a total payment of approximately $8.5 million. Also in September 2014, the Company repurchased 200,000 shares of its common stock from its Chairman and CEO at $126.20 per share, for a total purchase price of $25.2 million. The repurchase prices of the common stock listed above were based on the average closing market price of the Company's stock over the five trading days prior to each sale date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2015 and 2014. Also discussed is our financial position as of September 30, 2015 and December 31, 2014. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Special Note About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third quarter 2015 results

Results for the period ended:

Notable highlights include:

•	total operating revenue increase of $34.9 million, or 13.2 percent,

•	operating margin of 25.7 percent,

•	increase in net income of $30.3 million over third quarter 2014,

•	$2.62 earnings per share (fully diluted),

•	selling of 296 routes versus 236 in 2014,

•	return of $38.3 million to shareholders through repurchases and cash dividends of $5.1 million.

Cost per available seat mile ("CASM") decreased 23.5 percent for the third quarter 2015 when compared to the same period in 2014, which was primarily attributable to a decrease in fuel expense driven by a drop in system average price per gallon. This decrease was offset by an increase in system gallons consumed needed to support a 23.3 percent increase in system capacity.

Beyond fuel, our operating expenses are typically influenced by changes in capacity. In response to lower fuel costs, we grew capacity, which provided more ASMs over which to spread costs. Despite an overall increase in non-fuel operating expenses, CASM, excluding fuel decreased 11.3 percent compared to 2014. On a total expense basis, station expense increased as our system departures increased. Salary and benefits expense increased, reflecting growth in the number of full-time equivalent employees needed to support flying, as well as a significant increase in our bonus accrual, which is directly tied to our operating income.

As of September 30, 2015, we had $385.6 million in unrestricted cash and investment securities, down from $416.8 million as of December 31, 2014. For the nine months ended September 30, 2015, we deployed cash of $173.9 million for capital expenditures, returned $121.1 million to shareholders through share repurchases, and paid $57.4 million in dividends. These cash outlays were offset by $267.6 million in cash flows from operations, as well as raising debt of $93.0 million during the year.

Aircraft

The following table sets forth the aircraft owned and operated by us as of:

	September 30, 2015	December 31, 2014	September 30, 2014
MD83/88	51	53	53
B757-200	6	6	6
A319 (1)	7	4	3
A320	10	7	7
Total	74	70	69

(1)	Excludes 12 aircraft on lease to a European carrier until 2018.

Airbus Aircraft

In August 2015, we entered into a forward purchase agreement for one Airbus A320 series aircraft. We expect to take delivery of this aircraft in the fourth quarter 2015.

In April 2015, we purchased and took delivery of three Airbus A320 series aircraft, two of which are expected to enter our operating fleet in the fourth quarter 2015. One of these aircraft was included in our operating fleet as of the date of this report.

In February 2015, we entered into forward purchase agreements for eight Airbus A320 series aircraft. We took delivery of three aircraft in the third quarter 2015; the remaining deliveries are expected from fourth quarter 2015 through 2017.

In January 2015, we entered into a forward purchase agreement for four Airbus A320 series aircraft. We expect to take delivery of these aircraft in 2017.

Fleet Plan

The following table provides the number of operating aircraft expected to be in service, based on planned retirements and existing aircraft purchase agreements, at the end of the year indicated:

	December 31, 2015	December 31, 2016
MD-80	51	46
B757-200	5	4
A319	10	17
A320	15	16
Total	81	83

Network

As of September 30, 2015, we were selling 296 routes, including 25 routes with service to begin in the fourth quarter 2015 and first quarter 2016. This represents a more than 25 percent increase over the same period in 2014. The following illustrates the number of destinations and under-served cities, and routes operated as of the dates indicated (includes cities served seasonally):

	September 30, 2015	December 31, 2014	September 30, 2014
Leisure destinations	17	13	13
Under-served cities	87	83	83
Total cities	104	96	96
Total routes	271	233	231

Trends and Uncertainties

Fuel costs, in the long-term, remain uncertain and fuel cost volatility could materially affect our future operating costs.

Of our 271 routes as of September 30, 2015, new markets (cities added within the last year) accounted for 79 percent of the quarter over quarter ASM growth, and over half of our network is now flying to East Coast markets. We have also announced service on 17 new routes and two new cities; San Antonio, TX and Kansas City, MO, each starting in November 2015. We continue expansion to and from medium-sized markets such as the above new cities, which have performed well and have not attracted significant competition to date.

In response to low fuel prices, a large portion of our growth in the third quarter is attributable to added off-peak flying (Tuesdays, Wednesdays and Saturdays), putting pressure on unit revenues but having a positive effect on profitability. We expect to continue adding off-peak flying as long as it remains accretive to earnings. We achieved a 23.3 percent increase in system capacity (ASMs) during the quarter, with an 8.3 percent increase in average number of aircraft in service along with a 14.0 percent increase in average block hours per aircraft per day.
We have two employee groups which have voted for union representation: pilots and flight attendants. These employees make up approximately 51 percent of our total employee base. Any labor actions following an inability to reach collective bargaining agreements with these employee groups could materially impact our operations during the continuance of any such activity.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2015 to three months ended September 30, 2014

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the third quarter 2015 increased by $3.1 million, or 1.9 percent, compared with 2014. This was primarily driven by a 22.8 percent increase in scheduled service passengers attributable to a 28.1 percent increase in scheduled service departures, offset by a 17.1 percent decrease in scheduled service average base fare. In particular, our growth in off-peak flying has significantly increased capacity and, in-turn, put pressure on unit revenues. Base fares have been impacted by increased government mandated taxes and implementation of the credit card fee reimbursement charge, both of which have contributed to the decrease in per-passenger scheduled service revenue for third quarter 2015 when compared to the same period in 2014.
Ancillary air-related charges. Ancillary air-related charges for the third quarter 2015 increased $30.4 million, or 39.3 percent, compared with 2014 due mostly to the increase in scheduled service passengers. Additionally, optimization efforts related to ancillary products and fees drove a 13.4 percent increase in average ancillary air-related fare per passenger. In particular, an increase in our customer convenience fee and effective yield management of other existing products have contributed to growth in this area.

Ancillary third party products. Ancillary third party products revenue in the third quarter 2015 increased $1.8 million, or 22.8 percent, over the same period in 2014. This was primarily attributable to the increase in scheduled service passengers, which drove a 53.8 percent increase in rental car days purchased, mostly serving our East Coast destinations. The increase in rental car revenue was offset by the effect of a 17.0 percent decrease in hotel room night production.

Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website. The following table details the calculation of ancillary revenue from third party products for the periods indicated:

	Three Months Ended September 30,		Percentage
(in thousands except room nights and rental car days)	2015	2014	Change
Gross ancillary revenue - third party products	$31,319	$27,451	14.1%
Cost of goods sold	(21,148)	(18,948)	11.6
Transaction costs (a)	(281)	(452)	(37.8)
Ancillary revenue - third party products	$9,890	$8,051	22.8
As percent of gross ancillary revenue - third party	31.6%	29.3%	2.3 pp
Hotel room nights	103,750	125,048	(17.0)
Rental car days	305,750	198,794	53.8%
 (a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2015 decreased 5.3 percent from 2014, as certain charter activity shifted to the fourth quarter 2015.
Other revenue. Other revenue for the third quarter 2015 decreased slightly compared with 2014, due mostly to foreign currency exchange rates from aircraft lease revenue related to 12 Airbus A320 series aircraft currently on lease to a European carrier.
Operating Expenses

We primarily evaluate our expense management by comparing our costs per passenger and per ASM across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods. The table also presents operating expense per passenger, excluding fuel, a statistic which provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Aircraft fuel	$28.20	$48.10	(41.4)%
Salary and benefits	24.36	26.43	(7.8)
Station operations	10.93	10.68	2.3
Maintenance and repairs	10.48	11.44	(8.4)
Sales and marketing	1.67	3.96	(57.8)
Aircraft lease rentals	0.29	0.79	(63.3)
Depreciation and amortization	10.06	11.24	(10.5)
Other	6.08	7.12	(14.6)
Operating expense per passenger	$92.07	$119.76	(23.1)%
Operating expense per passenger, excluding fuel	$63.87	$71.66	(10.9)%

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

	Three Months Ended September 30,				Percentage
	2015		2014		Change
Aircraft fuel	2.63	¢	4.50	¢	(41.6)%
Salary and benefits	2.27		2.47		(8.1)
Station operations	1.02		1.00		2.0
Maintenance and repairs	0.98		1.07		(8.4)
Sales and marketing	0.16		0.37		(56.8)
Aircraft lease rentals	0.03		0.07		(57.1)
Depreciation and amortization	0.94		1.05		(10.5)
Other	0.55		0.68		(19.1)
Operating expense per ASM (CASM)	8.58	¢	11.21	¢	(23.5)%
CASM, excluding fuel	5.95	¢	6.71	¢	(11.3)%

Aircraft fuel expense. Aircraft fuel expense decreased $26.6 million, or 28.0 percent, for the third quarter 2015 compared to 2014. The decrease was primarily the result of a 41.3 percent decrease in system average fuel cost per gallon, which was offset by a 22.7 percent increase in system fuel gallons consumed resulting from a 23.3 percent increase in total system capacity. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft, we anticipate our fuel efficiency will continue to improve. Airbus aircraft flew 31.7 percent of scheduled service ASMs in the third quarter 2015, compared to 20.8 percent in the same quarter 2014.

Salary and benefits expense. Excluding a one-time expense of $7.3 million related to the departure of our former President and COO in September 2014, salary and benefits expense increased $14.2 million, or 31.6 percent, for the third quarter 2015 when compared to the same period last year. The increase is primarily attributable to a 14.6 percent increase in the number of full-time equivalent employees ("FTEs") needed to support an 8.3 percent increase in average number of aircraft in service as well as network growth. In addition, a year over year increase in profitability drove a $3.9 million increase in our bonus accrual, and a favorable increase in our stock price led to a $3.7 million increase in stock compensation expense.
Station operations expense. Station operations expense for the third quarter 2015 increased 25.6 percent, which was slightly outpaced by a 27.4 percent increase in system departures, compared with the same period in 2014. Station expense per departure decreased 1.4 percent compared to last year.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2015 increased $2.8 million, or 12.4 percent, compared to the same period in 2014. Our average number of aircraft in service increased and we had three additional aircraft heavy maintenance events in third quarter 2015.
Sales and marketing expense. Sales and marketing expense for the third quarter 2015 decreased $3.8 million compared to the same period in 2014, primarily due to a reduction in credit card fees paid by us. We implemented a credit card fee reimbursement charge, at zero margin, in the fourth quarter 2014, which is applied as a reduction to this expense.
Aircraft lease rentals expense. Aircraft lease rental expense for the third quarter 2015 decreased $0.9 million compared to the same period in 2014, as we flew fewer sub-service flights in the current quarter. We do not currently lease aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2015 increased $2.2 million, or 9.8 percent, compared to 2014 due mainly to an 8.3 percent increase in the average number of operating aircraft (all Airbus aircraft). Additionally, our Airbus aircraft will continue to comprise a larger percentage of total depreciation expense as more are added to revenue service and as our MD-80 fleet is nearing full depreciation. This trend will continue to be favorable going forward as we will soon operate fully depreciated MD-80 aircraft.
Other expense. Other expense for the third quarter 2015 increased 5.0 percent compared to 2014, due primarily to increased flight crew training needed to support our growing operating fleet.

Other (Income) Expense

Other expense for the third quarter 2015 decreased 8.3 percent compared to the same period in 2014, due mainly to lower variable rate interest in the current year.

Income Tax Expense

Our effective income tax rate increased to 37.1 percent for the three months ended September 30, 2015, up from 35.8 percent for the same period of 2014, mostly due to additional foreign taxes, net of foreign tax credits.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the nine months ended September 30, 2015 decreased $2.7 million compared with 2014. The decrease was primarily the result of a 13.8 percent decrease in scheduled service average base fare, offset by a 15.4 percent increase in scheduled service passengers attributable to a 19.1 percent increase in scheduled service departures. Our growth in off-peak flying has significantly increased capacity and, in-turn, put pressure on unit revenues. Base fares have been impacted by increased government mandated taxes and implementation of the credit card fee reimbursement charge, both of which have contributed to the decrease in per-passenger scheduled service revenue for the nine months ended September 30, 2015 when compared to the same period in 2014.
Ancillary air-related charges. Ancillary air-related charges for the nine months ended September 30, 2015 increased $77.6 million, or 31.2 percent, compared with 2014. This was primarily due to the increase in scheduled service passengers as well as our optimization efforts related to ancillary products and fees, driving a 13.7 percent increase in average ancillary air-related fare per passenger. Namely, our increased customer convenience fee and effective yield management of other existing products have contributed to growth in this area.

Ancillary third party products. Ancillary third party products revenue for the nine months ended September 30, 2015 increased $3.3 million, or 11.7 percent, over the same period in 2014. This increase was due to the increase in scheduled service passengers, which drove a 29.6 percent increase in rental car days sold, mostly serving our East Coast destinations. This was offset by the effect of a 10.5 percent decrease in hotel room night production.

The following table details the calculation of ancillary revenue from third party products for the periods indicated:

	Nine Months Ended September 30,		Percentage
(in thousands except room nights and rental car days)	2015	2014	Change
Gross ancillary revenue - third party products	$104,612	$95,552	9.5%
Cost of goods sold	(71,798)	(65,783)	9.1
Transaction costs (a)	(1,151)	(1,431)	(19.6)
Ancillary revenue - third party products	$31,663	$28,338	11.7
As percent of gross ancillary revenue - third party	30.3%	29.7%	0.6 pp
Hotel room nights	362,592	405,293	(10.5)
Rental car days	939,888	725,138	29.6%
 (a) Includes payment expenses and travel agency commissions.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2015 increased $1.5 million compared with 2014, mostly due to first quarter 2015 NCAA March Madness flights in which we did not participate during 2014 due to pilot availability.
Other revenue. Other revenue for the nine months ended September 30, 2015 increased $13.5 million compared with 2014, primarily from aircraft lease revenue related to 12 Airbus A320 series aircraft currently on lease to a European carrier, for which revenue was not generated until June 2014.
Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
Aircraft fuel	$30.39	$49.82	(39.0)%
Salary and benefits	23.97	23.57	1.7
Station operations	10.47	10.25	2.1
Maintenance and repairs	9.87	10.44	(5.5)
Sales and marketing	2.37	3.60	(34.2)
Aircraft lease rentals	0.29	2.08	(86.1)
Depreciation and amortization	10.31	9.75	5.7
Other	6.64	6.12	8.5
Operating expense per passenger	$94.31	$115.63	(18.4)%
Operating expense per passenger, excluding fuel	$63.92	$65.81	(2.9)%

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,				Percentage
	2015		2014		Change
Aircraft fuel	2.78	¢	4.55	¢	(38.9)%
Salary and benefits	2.19		2.15		1.9
Station operations	0.96		0.94		2.1
Maintenance and repairs	0.90		0.95		(5.3)
Sales and marketing	0.22		0.33		(33.3)
Aircraft lease rentals	0.03		0.19		(84.2)
Depreciation and amortization	0.94		0.89		5.6
Other	0.60		0.55		9.1
Operating expense per ASM (CASM)	8.62	¢	10.55	¢	(18.3)%
CASM, excluding fuel	5.84	¢	6.00	¢	(2.7)%

Aircraft fuel expense. Aircraft fuel expense decreased $91.3 million, or 29.6 percent, for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to a 38.6 percent decrease in system average fuel cost per gallon, offset by a 14.7 percent increase in system fuel gallons consumed resulting from a 15.3 percent increase in total system capacity. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft, we anticipate our fuel efficiency will continue to improve. Airbus aircraft flew 29.4 percent of scheduled service ASMs during the nine months ended September 30, 2015, compared to 19.9 percent for the same period in 2014.
Salary and benefits expense. Excluding a one-time expense of $7.3 million related to the departure of our former President and COO in September 2014, salary and benefits expense increased $32.6 million, or 23.5 percent for the nine months ended September 30, 2015 compared to the same period in 2014. The increase is attributable to a 14.6 percent increase in the number of FTEs associated with a 7.1 percent increase in average number of aircraft in service, as well as overall company growth. Our increased profitability also led to a $10.9 million increase in our bonus accrual, and a significant increase in our stock price resulted in a $4.0 million increase in stock compensation expense.
Station operations expense. Station operations expense for the nine months ended September 30, 2015 increased $11.3 million, or 17.8 percent, compared to the same period in 2014, which was slightly outpaced by a 19.2 percent increase in system departures. Station expense per departure decreased 1.1 percent compared to last year.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2015 increased $5.9 million, or 9.1 percent, compared with the same period in 2014. Our average number of aircraft in service increased and we had two additional aircraft heavy maintenance events in 2015 compared to 2014.
Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2015 decreased $5.4 million, or 24.1 percent, compared to the same period in 2014, largely due to a reduction in credit card fees paid by us. We implemented a credit card fee reimbursement charge, at zero margin, in December 2014, which is applied as a reduction to this expense.
Aircraft lease rentals expense. Aircraft lease rentals expense for the nine months ended September 30, 2015 decreased $10.8 million compared to the same period in 2014. This decrease was primarily due to a significant reduction in sub-service flights needed because pilot availability stabilized in 2015. We do not currently lease aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2015 increased $13.2 million, or 21.9 percent, compared to the same period in 2014. This change is due to a 7.1 percent increase in the average number of operating aircraft, as well as depreciation taken on 12 purchased aircraft leased to a European carrier since June 2014, which are non-ASM producing. Additionally, our Airbus aircraft will continue to comprise a larger percentage of total depreciation expense as more are added to revenue service and as our MD-80 fleet is nearing full depreciation. This trend will continue to be favorable going forward as we will soon operate fully depreciated MD-80 aircraft.
Other expense. Other expense for the nine months ended September 30, 2015 increased $9.6 million, or 25.3 percent, compared to 2014. This is primarily due to increased crew training events in 2015, as well as expenses incurred to support improvement and development of technology projects.

Other (Income) Expense

Other expense for the nine months ended September 30, 2015 increased $6.4 million compared to the same period in 2014. The increase is due to interest expense on additional borrowings, primarily driven by the issuance of $300.0 million of senior unsecured notes in June 2014.

Income Tax Expense

Our effective income tax rate was 36.7 percent for the nine months ended September 30, 2015, down slightly from 37.0 percent for the same period in 2014.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent
	2015	2014	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,420,819	1,971,917	22.8
Revenue passenger miles (RPMs) (thousands)	2,235,683	1,867,660	19.7
Available seat miles (ASMs) (thousands)	2,597,658	2,106,214	23.3
Load factor	86.1%	88.7%	(2.6)
Operating expense per ASM (CASM) (cents)	8.58	11.21	(23.5)
Fuel expense per ASM (cents)	2.63	4.50	(41.6)
Operating CASM, excluding fuel (cents)	5.95	6.71	(11.3)
ASMs per gallon of fuel	69.2	68.9	0.4
Departures	17,330	13,607	27.4
Block hours	39,347	31,486	25.0
Average stage length (miles)	878	902	(2.7)
Average number of operating aircraft during period	74.7	69.0	8.3
Average block hours per aircraft per day	5.7	5.0	14.0
Full-time equivalent employees at end of period	2,654	2,315	14.6
Fuel gallons consumed (thousands)	37,518	30,566	22.7
Average fuel cost per gallon	$1.82	$3.10	(41.3)

Scheduled service statistics:
Passengers	2,383,556	1,940,348	22.8
Revenue passenger miles (RPMs) (thousands)	2,204,760	1,839,640	19.8
Available seat miles (ASMs) (thousands)	2,526,292	2,033,318	24.2
Load factor	87.3%	90.5%	(3.2)
Departures	16,563	12,925	28.1
Block hours	38,094	30,265	25.9
Total scheduled service revenue per ASM (TRASM)** (cents)	11.38	12.40	(8.2)
Average fare — scheduled service	$71.32	$86.01	(17.1)
Average fare — ancillary air-related charges	$45.12	$39.79	13.4
Average fare — ancillary third party products	$4.15	$4.15	—
Average fare — total	$120.59	$129.95	(7.2)
Average stage length (miles)	894	916	(2.4)
Fuel gallons consumed (thousands)	36,458	29,509	23.5
Average fuel cost per gallon	$1.83	$3.16	(42.1)
Percent of sales through website during period	95.2%	93.8%	1.4

 * Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine Months Ended September 30,		Percent
	2015	2014	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	7,139,876	6,188,299	15.4
Revenue passenger miles (RPMs) (thousands)	6,734,217	5,979,798	12.6
Available seat miles (ASMs) (thousands)	7,814,146	6,776,554	15.3
Load factor	86.2%	88.2%	(2.0)
Operating expense per ASM (CASM) (cents)	8.62	10.56	(18.4)
Fuel expense per ASM (cents)	2.78	4.55	(38.9)
Operating CASM, excluding fuel (cents)	5.84	6.01	(2.8)
ASMs per gallon of fuel	69.8	69.5	0.4
Departures	50,976	42,783	19.2
Block hours	118,999	102,300	16.3
Average stage length (miles)	900	925	(2.7)
Average number of operating aircraft during period	73.6	68.7	7.1
Average block hours per aircraft per day	5.9	5.5	7.3
Full-time equivalent employees at end of period	2,654	2,315	14.6
Fuel gallons consumed (thousands)	111,881	97,511	14.7
Average fuel cost per gallon	$1.94	$3.16	(38.6)

Scheduled service statistics:
Passengers	7,034,244	6,095,857	15.4
Revenue passenger miles (RPMs) (thousands)	6,647,978	5,901,375	12.7
Available seat miles (ASMs) (thousands)	7,612,202	6,599,798	15.3
Load factor	87.3%	89.4%	(2.1)
Departures	48,833	41,017	19.1
Block hours	115,434	99,226	16.3
Total scheduled service revenue per ASM (TRASM)** (cents)	12.01	12.67	(5.2)
Average fare — scheduled service	$79.16	$91.80	(13.8)
Average fare — ancillary air-related charges	$46.35	$40.75	13.7
Average fare — ancillary third party products	$4.50	$4.65	(3.2)
Average fare — total	$130.01	$137.20	(5.2)
Average stage length (miles)	915	939	(2.6)
Fuel gallons consumed (thousands)	108,837	94,875	14.7
Average fuel cost per gallon	$1.96	$3.20	(38.8)
Percent of sales through website during period	95.1%	93.8%	1.3

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $428.8 million at December 31, 2014 to $398.8 million at September 30, 2015. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Our restricted cash balance increased from $12.0 million at December 31, 2014 to $13.2 million at September 30, 2015.

As of September 30, 2015, our unrestricted cash and investment securities balance (including short-term and long-term investments) was $385.6 million.

During 2015, our primary source of funds was $267.6 million generated by operations, as well as $93.0 million of financing proceeds. Our operating cash flows and recent borrowings have allowed us to return value to shareholders and invest in the growth of our fleet, information technology infrastructure and development, and maintain our cash position, while meeting short-term obligations. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft purchase agreements. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market and consider special cash dividends, subject to availability of cash resources and compliance with our debt covenants. As of September 30, 2015, we had $61.7 million of remaining authority under our stock repurchase plan. There is no expiration date for the program.

Debt
Our long-term debt obligations increased from $588.8 million as of December 31, 2014 to $635.8 million as of September 30, 2015.
Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2015, our operating activities provided $267.6 million of cash compared to $195.2 million during the same period of 2014. Operating cash inflows are primarily derived from providing air transportation to customers, for which the majority of tickets are purchased prior to the day travel occurs. Net cash provided by operations during the nine months ended September 30, 2015 increased compared to the same period of 2014 mostly due to increased net income, after adjusting for an increase of $13.2 million in depreciation and amortization expense over the prior period.

Investing Activities. Cash used in investing activities was $153.0 million for the nine months ended September 30, 2015 compared to $269.0 million for the same period in 2014. During the nine months ended September 30, 2015 and 2014, our primary use of cash was for the purchase of property and equipment of $173.9 million and $188.1 million, respectively. These capital expenditures were offset by proceeds from the maturities of investment securities, net of purchases, of $20.2 million and $81.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing Activities. Cash used in financing activities for the nine months ended September 30, 2015 was $125.6 million compared to $62.3 million of cash provided by financing activities for the same period in 2014. During the nine months ended September 30, 2015, we paid cash dividends of $57.4 million and repurchased common stock for $121.1 million. These were offset by $46.6 million of proceeds from the issuance of debt, net of principal payments. During the same period in 2014, our primary use of cash was the payment of cash dividends of $41.8 million and repurchase of common stock for $129.3 million. These uses were more than offset by $229.7 million of proceeds from the issuance of debt, net of principal payments, which included $300.0 million from the closing of our high yield bond in June 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change to these policies during the nine months ended September 30, 2015.

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

Aircraft Fuel. Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 32.2 percent of our operating expenses for the nine months ended September 30, 2015. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2015, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $6.8 million and $21.8 million, respectively.

Interest Rates. We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities, which totaled $78.5 million in cash and cash equivalents and $247.0 million in short-term investments at September 30, 2015. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the three and nine months ended September 30, 2015 would have affected interest income from cash and investment securities by $0.7 million and $2.6 million, respectively.

As of September 30, 2015, we had $291.4 million, including current maturities, of variable-rate debt. A hypothetical 100 basis point change in market interest rates for the three and nine ended September 30, 2015 would not have had a material effect on the fair value of our variable-rate debt instruments, or materially impacted our earnings or cash flow associated with this debt.

As of September 30, 2015, we had $344.4 million, including current maturities, of fixed-rate debt, which had a fair value of $344.0 million. At December 31, 2014, we had $343.6 million, including current maturities, of fixed-rate debt, which had a fair value of $347.6 million.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the third quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 2015 (2)	165	$205.00	—
August 2015	118,942	223.01	118,942
September 2015	56,200	209.48	56,200
Total	175,307	$218.66	175,142	$61,702

(1)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board of Directors under a share repurchase program.
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

ALLEGIANT TRAVEL COMPANY

Date: October 29, 2015	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer