Form 10-K/A
period 2015-12-31
Allegiant Travel CO
filed 2016-04-29
CIK 1362468

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXHIBIT INDEX IS LOCATED ON PAGE 27.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2016 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our board of directors and executive officers as of April 22, 2016:

Name	Age	Position	Director Since (1)
Maurice J. Gallagher, Jr.	66	Chief Executive Officer, Chairman of the Board	2001
Montie Brewer (2)(3)	58	Director	2009
Gary Ellmer (3)(4)	62	Director	2008
Linda A. Marvin (3)(4)	54	Director	2013
Charles Pollard (2)(4)	58	Director	2009
John Redmond (2)(4)	57	Director	2007
Scott Sheldon	38	Senior Vice President, Chief Financial Officer	N/A
Scott M. Allard	48	Senior Vice President, Chief Information Officer	N/A
Jude I. Bricker	42	Senior Vice President, Planning, Chief Operating Officer	N/A
Gregory C. Anderson	34	Vice President, Principal Accounting Officer	N/A

1.	Each director serves for a one-year term with all directors being elected at each shareholders’ meeting.

2.	Member of the Compensation Committee.

3.	Member of the Nominating Committee.

4.	Member of the Audit Committee.

Below are the principal occupations and business experience, for at least the past five years, of each director and executive officer.  In addition, we indicate below the experience and qualifications which led the board of directors to conclude that each director should serve on the board:

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

As the founder of our business strategy and as our chief executive officer for the last 15 years, Mr. Gallagher provides invaluable strategic direction, innovation and experience to our board.

Montie Brewer was elected to our board in 2009. Mr. Brewer was elected to the board mid-term at the recommendation of our chief executive officer. Mr. Brewer served in senior management roles for Air Canada from 2002 until 2009, serving as its president and chief executive officer from December 2004 until 2009. Mr. Brewer served on the board of directors of Air Canada from 2002 until 2010. Prior to Air Canada, Mr. Brewer served as senior vice president-planning for United Airlines and previously worked at Northwest Airlines, Republic Airlines, Braniff and TransWorld Airlines, beginning his employment in the airline industry in 1981. Mr. Brewer served as an executive officer of United Airlines from 1988 until 2002. Mr. Brewer has also served as a director of Aer Lingus since January 2010.

Mr. Brewer’s prior experience as chief executive officer of Air Canada for more than four years, and his more than 28 years in management positions at multiple airlines, provide the background for a conclusion that he is a valuable addition to our board.

Gary Ellmer was elected to our board in 2008. Mr. Ellmer served in senior management positions for ATA Airlines from 2006 until February 2008, serving as chief operating officer from September 2007 until February 2008.  ATA filed for Chapter 11 bankruptcy protection in April 2008. Mr. Ellmer served as president and chief operating officer of Executive Airlines/American Eagle Caribbean from 2002 until 2006. From 1998 until 2002, he served in various officer positions for American Eagle Airlines, Business Express Airlines and WestAir Commuter Airlines.

Mr. Ellmer’s service as chief operating officer of three airlines, and more than 27 years of experience in the airline industry, provide significant experience with regard to airline operations to support a conclusion that he should continue to serve on our board.

Linda A. Marvin was elected to our board in 2013. Ms. Marvin served as chief financial officer of the Company from 2001 until 2007 and consulted with the Company on a part-time basis until May 2008. Since then, Ms. Marvin has dedicated her time to philanthropic activities and her private investments. She has served as an officer of The Animal Foundation from January 2010 until January 2013 and served as its chairman from February 2013 until March 2016. She is also an active member of the United Way's Women's Leadership Council. From 1996 through 2001, Ms. Marvin held various management positions for Mpower Communications, including chief financial officer and senior vice president of finance. Prior to that, she was involved in the airline industry in various finance and accounting roles with Business Express/Delta Connection and with WestAir Commuter Airlines and earlier in her career, served as an audit manager with KPMG Peat Marwick.

Ms. Marvin’s experience as chief financial officer of the Company, and her background in the airline industry, add valuable knowledge to our board.

Charles W. Pollard was elected to our board in 2009. Mr. Pollard served in various executive positions for Omni Air International from 1997 until 2009, including as its president and chief executive officer from January 2007 until September 2008. Prior to his employment with Omni Air International, Mr. Pollard served in various executive positions for World Airways from 1987 until 1997, including as president and chief executive officer from 1993 to 1997. Mr. Pollard began his career as an attorney in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 1987. Mr. Pollard has also served as a director of Air Partner, PLC from 2009 through 2014, and as a director of Aircastle Limited since June 2010.

Mr. Pollard’s experience as chief executive officer of both Omni Air International and World Airways, and his corporate law background, provide a skill set of particular value to our board.

John Redmond was originally elected to our board in 2007 and served until June 2013, when he resigned to assume a full-time commitment in Australia. After the completion of his commitment, he was once again designated to serve on the board in April 2014. From January 2013 until April 2014, Mr. Redmond served as managing director and chief executive officer of Echo Entertainment Group, Ltd., a gaming and hospitality company. From 2007 until January 2013, Mr. Redmond devoted his time to his private investments. Mr. Redmond served as president and chief executive officer of MGM Grand Resorts, LLC and a director of its parent company, MGM Mirage, from 2001 until 2007. Prior to that, he served as co-chief executive officer and a director of MGM Grand, Inc. from December 1999 to March 2001. He was senior vice president of MGM Grand Development, Inc. from 1996 to 1999. He served as vice-chairman of MGM Grand Detroit, LLC from 1998 to 2000 and chairman from 2000 until 2007. Prior to 1996, Mr. Redmond was senior vice president and chief financial officer of Caesars Palace and Sheraton Desert Inn, having served in various other senior operational and development positions with Caesars World, Inc. Mr. Redmond has served as a director of Vail Resorts, Inc. since 2008, of Tropicana Las Vegas Hotel and Casino, Inc. from 2009 until June 2013 and of Echo Entertainment Group Limited from September 2011 until April 2014.

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

Scott Sheldon has served as our chief financial officer since 2010, having served as our principal accounting officer from 2007 until 2010. Prior to that, Mr. Sheldon served as our director of accounting from 2005 and as our accounting manager from 2004 until 2005. From 2001 until 2004, Mr. Sheldon worked in public accounting for the Perry-Smith, LLP regional public accounting firm in Sacramento, California.

Scott M. Allard was hired as our senior vice president, chief information officer in March 2011. Mr. Allard worked as an independent consultant from July 2009 until December 2010, primarily for TheLadders.com (an Internet job search board) and Register.com (an Internet registrar) before beginning a consulting role for us. Mr. Allard served as vice president, chief information officer, of Spirit Airlines from 2006 until 2009. Previously, he served as vice president, technology of Travelworm, an online travel company, from 2004 until 2006. Prior to that, he held positions as application product manager for American Express and director of development for Priceline.com.

Jude I. Bricker was appointed to serve as our chief operating officer in January 2016, has served as our senior vice president, planning since April 2012, as vice president, corporate finance from April 2010 until April 2012, and in other positions for us since he joined Allegiant in 2006. From 2004 until 2006, Mr. Bricker was employed by American Airlines. Mr. Bricker served in the U.S. Marines from 1996 to 2002.

Gregory C. Anderson was elected to serve as our principal accounting officer in January 2015. He has worked in our accounting department since January 2010 and has served as our director of accounting since December 2011. Prior to joining the Company, Mr. Anderson worked in corporate accounting for U.S. Airways from May 2009 until January 2010 and worked in public accounting for Ernst & Young prior to joining U.S. Airways. Mr. Anderson is a certified public accountant.
None of our executive officers is related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us with respect to transactions during 2015 through the date of this statement, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10 percent of our equity securities have been complied with except that director John Redmond was one day late reporting a sale of 1,500 shares and we were one month late in reporting the automatic grants of restricted stock to our outside directors upon the date of our 2015 annual stockholders meeting. An investment adviser and related investment company have had voting or dispositive authority over more than 10 percent of our stock during parts of 2015. This 10 percent owner did not file any reports on Form 4 or Form 5 during 2015, but its filings with the Securities and Exchange Commission expressly state that its filings shall not be construed as an admission that the shareholder has beneficial ownership of the securities reflected in its reports.

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

Audit Committee

The audit committee is currently comprised of Gary Ellmer, Linda A. Marvin, Charles W. Pollard and John Redmond, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Linda A. Marvin has been identified as the audit committee financial expert and serves as the chairperson of the committee.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our executive officers should be read together with the compensation tables and related disclosures in this report.

Our compensation committee is responsible for establishing and implementing our compensation philosophy. Our compensation committee is appointed by our board of directors. Under the compensation committee charter, our compensation committee has the responsibility for determining compensation for our chief executive officer, for any other executive officer who serves on the board and for any of our other executive officers with a base salary of $200,000 or more. Our compensation committee also approves all equity grants under our long-term incentive plan.

Our named executive officers for 2015 were:

Maurice J. Gallagher, Jr.	Chairman, Chief Executive Officer
Scott Sheldon	Senior Vice President, Chief Financial Officer
Scott M. Allard	Senior Vice President, Chief Information Officer
Jude I. Bricker	Senior Vice President, Planning
Gregory C. Anderson	Vice President, Principal Accounting Officer

Executive Summary of 2015 Company Performance

We achieved record financial results in 2015 in revenues, margins, net income and earnings per share. We continued to grow our nationwide service by adding aircraft to our operating fleet and providing service on more routes to more cities and states. We continued to return money to shareholders as we implemented a quarterly cash dividend, increased the annual amount of dividends, and continued to repurchase shares under our stock repurchase program.

The following chart illustrates the continuing growth and profitability of our model over the past five years:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Financial Data:
Total operating revenue (in thousands)	$1,262,188	$1,137,046	$996,150	$908,719	$779,117
Operating income (in thousands)	$371,702	$157,345	$154,737	$132,304	$85,444
Net income attributable to Allegiant Travel Company (in thousands)	$220,374	$86,689	$92,273	$78,597	$49,398
Diluted earnings per share to common shareholders	$12.94	$4.86	$4.82	$4.06	$2.57
Cash dividends declared per share	$2.75	$2.50	$2.25	$2.00	$—
Operating margin	29.4%	13.8%	15.5%	14.6%	11.0%
Routes & Aircraft (end of period):
Total cities	105	96	100	87	76
Total routes	296	233	226	195	171
Total aircraft in service	80	70	66	63	57

Compared to 2014, our operating income was up 136 percent in 2015, net income was up 154 percent, and fully diluted earnings per share was up 166 percent. Our total shareholder return for the year, as shown in the stock price performance section in our annual report, was 12.8 percent for 2015; this represents more than double the 5.7 percent return for the Nasdaq Composite Index. Over the three years ended December 31, 2015, our total shareholder return was 133.8 percent, again more than double the 65.8 percent return for the Nasdaq Composite Index.

We have the longest period of continuous profitable quarters in the domestic airline industry, 52 quarters through December 31, 2015. We have been named airline of the year a number of times based on financial performance by a leading industry publication (Aviation Week), including the best overall performance in the world during the five years 2009-2013, with an overall average score of 76.9 versus the second place total of 71.8 during this period. In the most recent year in which airlines were rated, 2014, our overall score was 78.4. This past year, 2015, we led all U.S. carriers with an operating profit margin of 29.4 percent.

Compensation Philosophy and Objectives

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to retain the current executive team, to attract additional talented people, to provide annual cash incentives upon achievement of measurable corporate performance objectives, and to assure executives' incentives are aligned with shareholder value creation. To achieve these objectives, the compensation committee maintains compensation plans that tie the cash bonus portion of executives' total compensation to our financial performance (specifically to our operating margin). Overall, the total compensation package is intended to create an executive compensation program: (i) providing for base compensation at below market levels, and (ii) rewarding our named executive officers for profitable performance and increased share value.

Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. Historically, he has chosen to serve without a base salary and expects to continue to serve without a base salary into the future. In 2015, the compensation committee included Mr. Gallagher in the allocation of the cash bonus pool and also granted him stock-based awards to reward him for our company's industry-leading profit margins. We expect Mr. Gallagher will participate in future equity grants and the annual cash bonus each year at the discretion of the compensation committee from year to year, and the amounts granted to him will depend on our profitability in relation to our expectations and other relevant factors.

Although we do not benchmark total compensation or any material element of compensation against any other particular company or group of companies, we do consider executive compensation and operating margin levels at other airlines and on-line travel agencies in gauging the competitiveness of each element of the compensation package for our executive officers. In particular, in determining cash bonus allocations and equity grants, we compare our executive compensation against averages of other airlines and on-line travel agencies in base salary levels, cash bonus amounts, cash bonus as a percentage of base salary, value of equity awards, and total compensation in dollar amounts and in relation to the operating margin achieved by each company. As we are focused on low costs as a company, our philosophy is to provide for lower than industry prevailing rates of base compensation but with opportunity to benefit from profitable operations in the form of cash bonuses and from stock value increases through equity awards. The compensation philosophy employed has been implemented by us without use of any outside compensation consultants.

As our shareholders approved our executive pay policies at our 2014 shareholders meeting, we have not implemented any changes to our pay policies in response to the shareholder vote.

Senior management makes recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the cash bonus pool among officers and employee groups, and granting of stock-based awards to executive officers. The compensation committee typically asks Mr. Gallagher to participate in its deliberations concerning approval of cash bonuses payable and stock awards granted. The compensation committee members consider the recommendations from management, and also draw on the committee members' and the chief executive officer's substantial experience in managing companies, in approving bonus levels and stock-based awards.

We structure our executive compensation program to deliver the majority of remuneration through incentives that drive both operating results and long-term value. During 2015, the substantial majority of each executive officer’s pay was at risk as more than 80 percent of each executive’s pay was payable under the cash bonus plan or long-term stock incentives. The mix of components comprising 2015 compensation for the named executive officers in this report is illustrated below:

Name & Principal Position	Base Salary	Cash Bonus	Long-term Incentive	All Other Compensation
Maurice J. Gallagher, Jr., Chairman and Chief Executive Officer	—	82.4%	16.9%	0.7%
Scott Sheldon, Senior Vice President and Chief Financial Officer	13.4%	43.5%	41.1%	2.0%
Jude I. Bricker, Senior Vice President, Planning	13.3%	43.4%	41.1%	2.2%
Scott M. Allard, Senior Vice President, Chief Information Officer	15.6%	42.6%	39.9%	1.9%
Gregory C. Anderson, Vice President and Principal Accounting Officer	17.2%	40.8%	40.8%	1.2%

Compensation Components

Compensation is broken out into the following components:

Base Salary.  Mr. Gallagher does not receive a base salary. As no other executive officer has a base salary of $200,000 or more, the base salary levels of other officers do not require compensation committee approval. These base salary levels are a function of our low cost strategy. Our named executive officers receive below market guaranteed pay but can profit from cash bonuses and equity awards dependent on the profitability of the Company, aligning their interests with those of our shareholders.

Annual Discretionary Incentive Bonus Program.  We structure our annual bonus compensation program to reward named executive officers, other management employees (our vice presidents, director level employees and managers) and other employees for our successful performance, and each individual's contribution to that performance. Depending on our profitability, cash bonuses may constitute a significant portion of our employees' total compensation. No cash bonus is earned unless our operating income exceeds 5 percent of our revenue for the year and, in that event, the total cash bonus pool will not exceed 10 percent of operating income. The final annual bonus pool amount is determined by our compensation committee after consideration of management recommendations and after the completion of the audit of our financial statements. Consistent with its determinations in previous years, the compensation committee approved a total bonus pool equal to approximately 7.0 percent of our operating income in 2015. The allocation of the bonus pool among groups of eligible employees and, for executive officers and other key employees, the division of the incentive compensation between cash and equity grants, are approved by the compensation committee without regard to any objective, predetermined individual performance criteria. The compensation committee relies significantly on the recommendation of our chief executive officer with respect to the allocation of the bonus pool among our executive officers and other employee groups, and equity grants for our officers and managers.

For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, our named executive officers are eligible to share in the bonus pool in amounts determined subsequent to the end of each year. Compensation committee approval is required for bonuses payable to our chief executive officer and any other executive officers with an annual base salary of $200,000 or more (there are none at this time). Generally, payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

The compensation committee considered our historic profitability in 2015 in determining the amount of the bonus pool and the bonuses payable to our chief executive officer and the allocation of bonuses among our other executives and employees. In light of our unprecedented profitability, the compensation committee approved an increase of the cash bonus pool from approximately $14.4 million in 2014 to $25.5 million in 2015, a 77 percent increase compared to a 136 percent increase in operating income. In our service-based business, each employee's efforts contribute to our profitability. As such, all of our employees participate in the cash bonus pool other than our pilots whose pay is based on pay bands dependent on our profitability. The cash bonus pool for 2015 included approximately $6.0 million in cash bonuses paid in December 2015 to all employees below vice president in recognition of our exceptional profitability and the contributions of all employee groups. The balance of the cash bonuses is paid in the first quarter each year. Cash bonuses for the entire company were increased by approximately 77 percent year over year and cash bonuses for our senior management group (vice presidents and above) increased by approximately 79 percent year over year. Employees other than our named executive officers received approximately 81 percent of the total cash bonus pool for 2015.

The compensation committee recognized that our chief executive officer, who serves without base salary and whose cash bonus amounts in prior years have not exceeded cash bonus amounts paid to our other most senior executive officers, has been underpaid over the years. With these factors in mind and an exceptional performance in 2015, the compensation committee approved a $2,850,000 cash bonus for our chief executive officer in 2015. With this 2015 cash bonus, the average annual bonus paid to our chief executive officer over the last three years was approximately $1,100,000. Based on most recent publicly available disclosures within our general industry (the transportation sector), the median CEO base salary is approximately $575,000 and the median cash incentive is approximately $450,000 for total median cash compensation of $1,025,000. The average of the cash payments to our chief executive officer over the last three years is just above this total median cash compensation and is substantiated by our sustained and growing profitability over this period.

Although the cash base salaries combined with the bonuses of our other named executive officers exceed those of similar officers in other companies within our general industry grouping, our compensation committee believes this to be warranted in light of our record profitability in 2015 and our total shareholder return performance well in excess of the average of that measure for those other companies.

Long-Term Incentive Program.  We believe long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. Our chief executive officer maintains a substantial equity stake in our company and is our largest shareholder. The compensation committee has decided to provide all of our executive officers with grants of stock-based awards to reward them for the successful operating results of our company, and to further incentivize them for future performance. In addition, each of our named executive officers more than satisfies our newly established minimum stock ownership guidelines, assuring alignment between our executive officers and shareholders.

The compensation committee considers stock-based awards as part of the discretionary incentive program to our executive officers each year at the time the cash bonus allocations are finalized, after the completion of the audit for the year. Strike prices for options and SARs are established based on the market value of our stock at the time of grant when the final compensation decisions are made for the year. This will typically occur in February or March following the end of each year. Other than this annual evaluation of stock-based grants, we would likely only consider additional stock-based grants coincident with a new hire or promotion of management personnel. In February 2016, we granted equity awards consisting of restricted stock to our named executive officers as part of their 2015 compensation package. As all of these equity awards provide for a three-year vesting period with vesting occurring at the end of each year, the compensation to the executive officers remains at risk subject to their continuing employment with us. In February 2015, equity grants were awarded to executive officers as part of their 2014 compensation package. Grants of stock options and stock appreciation rights have a five-year term to further encourage our officers to seek stock value appreciation over this relatively short period of time (in comparison to the ten-year terms of options and stock appreciation rights granted by many other companies). The five-year term of these equity awards also reduces the cost of these equity grants on our income statement.

In determining year-end 2015 incentive compensation for all executive officers, the compensation committee approved payment to our named executive officers (other than our chief executive officer) of approximately 50 percent in cash and 50 percent in the value of equity grants. Despite a higher cash bonus for our chief executive officer for the year, the compensation committee approved an equity grant for our chief executive officer in the same amount as for our other most senior executive officers.

As equity grants have been made to our executive officers each year, the vesting schedule serves as incentive to remain with the Company because employment must continue from year to year to achieve additional vesting for equity grants within the past three years. Our compensation committee believes this has been particularly effective with the significant stock price increases from year to year. Although the compensation committee has the authority to accelerate vesting of equity awards upon termination of employment or a change in control, our existing equity grant agreements do not provide for acceleration of vesting except in the event of death or disability, and our proposed 2016 Long-Term Incentive Plan will generally preclude vesting of performance-based awards beyond pro-rata or actual performance in the event of a change in control.

Our compensation committee determines the amount of equity grants in an attempt to provide meaningful incentives for the officers, but with consideration to the financial impact on our operating results. We have one of the lowest fixed cost compensation structures in our industry, less than 20 percent of total pay, on average, has been paid by way of base salary for the past three years. The compensation committee rewards our executives primarily with cash bonuses and equity awards which typically make up the remaining 80 percent - generally half in cash bonuses and half in equity awards. We have used this approach for many years. This approach has fostered a culture of performance, in the opinion of the compensation committee and the board, and aligns the interests of our executives with our shareholders as the amount of equity awards is tied to the amount of cash bonus which is based on our profitability.

Our variable compensation approach has been extremely successful over the years in providing our management with the appropriate incentive to maximize shareholder returns.  The philosophy provides sufficient cash compensation with a low base fixed cash compensation but also recognizes the appropriate incentive to the executive team to encourage outcomes favorable to shareholders.

The compensation committee also considers the impact each equity grant will have on the future earnings of our company and dilution of our shareholders. Since the adoption of our existing 2006 Long-Term Incentive Plan, we have issued an aggregate of approximately 1.8 million shares of stock related to either restricted stock grants or upon the exercise of options or stock-settled stock appreciation rights. During the same period, we have repurchased a total of approximately 5.5 million shares and have done so despite continuing growth of our network. As such, the equity grants have not been dilutive to our shareholders as the number of shares of stock repurchased by us has far exceeded the number of shares subject to equity grants under our long-term incentive plan. Further, the cash-settled stock appreciation rights do not dilute our shares, and the use of restricted stock grants minimizes the dilutive effect because fewer shares can be granted to achieve the grant value desired. Our compensation committee considers these factors in determining the type and amount of equity grants each year.

We do not restrict any individual executive’s ability to hedge the economic risk of stock ownership, but none of our officers currently has any of his shares pledged to any meaningful extent.

Risk Mitigation Policies. Our board has recently approved the following compensation risk mitigating policies:

1.
Minimum security ownership of management - to assure proper alignment of the interests of management and those of our shareholders, our board has established minimum stock ownership guidelines for our named executive officers in an amount equal to three times base salary for our chief executive officer and two times base salary for our other named executive officers.

2.
Clawback policy - in April 2016, our board adopted a Compensation Recoupment Policy that is applicable to our executive officers. The policy provides that the compensation committee may require a covered person who engages in detrimental conduct (e.g., fraud or willful misconduct) to reimburse us for all, or a portion of, any cash bonus, incentive payment, equity-based award or other similar compensation received by him or her during the 12 months preceding such detrimental conduct. In addition, if we need to restate our reported financial results to correct a material accounting error, the compensation committee may seek to recover or cancel the excess portion of incentive compensation paid (including through vesting of equity awards) during the 36-month period preceding the filing of the restatement that is deemed by us to be unearned.

3.
Long-Term Incentive Plan - our existing 2006 Long-Term Incentive Plan was adopted prior to our initial public offering and did not include various provisions which have since become fairly standard and recognized as serving the interests of public shareholders in general. In that regard, our proposed 2016 Long-Term Incentive Plan being submitted to our shareholders for approval, also includes the following risk mitigation provisions:

> Minimum vesting requirements - our proposed 2016 Long-Term Incentive Plan provides that equity grants must have a minimum one-year vesting requirement except that up to five percent of the shares available under the plan may be exempt from this requirement in the discretion of our board

> Repricing of options will be prohibited - although our prior plan did not prohibit repricing, we have never repriced any options or stock appreciation rights

> Option and stock appreciation right pricing - the exercise price for options or stock appreciation rights will not be less than the closing price of our stock on the date of grant. This is also consistent with our prior practice

> Granting of performance-based awards - the holder will be entitled to pro-rated vesting on a change in control or vesting based on actual performance to the date of change in control unless the award agreement provides otherwise. Our compensation committee will retain discretion as to acceleration of vesting of time-based awards on a change in control.

Special Cash Bonuses. Our board of directors declared special cash dividends at the end of 2013, 2014 and 2015, and instituted a regular quarterly dividend in first quarter 2015. With respect to the special dividends paid in January 2014 and January 2015, our compensation committee approved special bonuses to the holders of options and stock appreciation rights in the same per share amount. Our compensation committee discontinued this practice for the special dividend declared in December 2015 and paid in January 2016. Holders of unvested shares of restricted stock are entitled to receive any cash dividends, whether regular or special, declared on our stock.

Other Compensation.  Our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to the levels of benefits and perquisites provided for our named executive officers.

401(k) Plan.  We maintain a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 100 percent of their permitted contributions, up to a maximum of 3 percent of the participant's annual salary plus 50 percent of their contributions between 3 percent and 5 percent of their annual salary. Eligible employees are immediately 100 percent vested in their individual contributions and “safe harbor” matching contributions.

Employee Stock Purchase Plan. The Allegiant Travel Company 2014 Employee Stock Purchase Plan or "ESPP" was adopted by our board of directors in April 2014 and approved by our shareholders in June 2014. The ESPP is intended to meet the requirements of an "employee stock purchase plan," as defined in Section 423 of the Internal Revenue Code. The purpose of the ESPP is to provide eligible employees of our Company with the opportunity to acquire an equity interest in the Company through participation in a payroll deduction-based employee stock purchase plan that is tax qualified under Code Section 423. Under the ESPP, our employees have an opportunity to acquire our common stock at a specified discount (initially a 10 percent discount) from the fair market value as permitted by Code Section 423. The compensation committee views the implementation of the ESPP as a positive development for shareholders, as it more closely aligns the interests of our employees with the interests of our shareholders.

Compensation Risk. The compensation committee has determined that our compensation programs do not pose significant risk to our company as management’s interests are aligned with those of our shareholders. Except for those employee groups with whom we have reached a separate agreement on compensation, all employees are eligible to participate in the cash bonus program such that employees in any group or function are not included to the exclusion of employees in any other group or function. Further, the bonus pool depends on company-wide profitability such that rewards are based on the common goal of profitability. While the cash bonus program encourages short-term profitability, equity based grants to management employees under the long-term incentive plan encourage long-term success further reducing compensation risk.

Current Frequency of Shareholder Advisory Votes on the Compensation of Our Named Executive Officers.  Our board of directors has determined to include a shareholder advisory vote on the compensation of our named executive officers in our proxy materials every three years. In making this determination, our board considered the outcome of the “say on pay frequency” advisory vote at the 2011 shareholders’ meeting. Although a slight majority of the votes of our shareholders were cast at the 2011 annual meeting in favor of holding an annual, non-binding advisory vote on executive compensation, more than 46 percent of the votes cast on the non-binding advisory “say on pay frequency” proposal were voted in favor of holding the non-binding advisory “say on pay” vote every three years. Further, our board considered (i) the advantage of a longer term perspective that a triennial vote would bring, in light of the significant equity component of our compensation program with vesting over three years, the value of which is directly linked to share price performance; (ii) that a vote every three years provides a longer term compensation history and business performance track record against which to measure management's strategic long-term business decisions and more frequent votes may focus undue attention on the particular year being reported as opposed to the longer term focus we are seeking to achieve through our compensation policies; and (iii) the approval of our compensation program evidenced by the shareholders’ 2014 advisory “say on pay” vote on compensation.

As the last shareholder advisory vote on executive compensation was in 2014, the next shareholder advisory vote on the compensation of our named executive officers will occur at our 2017 annual meeting of shareholders. The next required say on pay frequency vote is also currently scheduled for our 2017 annual meeting of shareholders.

To present a longer-term view of executive compensation consistent with our decision to have a shareholder advisory vote every three years, the following table provides information regarding our financial performance and executive compensation for our chief executive officer over the preceding three-year period:

($ in thousands except per share amounts)	2015	2014	2013
Total Compensation of CEO (1)	$3,550	$1,078	$500
Operating Income	$371,702	$157,345	$154,737
Operating Margin	29.4%	13.8%	15.5%
Fully diluted earnings per share	$12.94	$4.86	$4.82
Stock Price at end of year	$167.83	$150.33	$105.44
Market Capitalization at end of year (2)	$2,820,030	$2,617,742	$1,955,306
Dollars Returned to Shareholders:
Cash Dividends (3)	$46,464	$43,703	$41,787
Stock Repurchases	$129,455	$139,105	$83,462
Total Shareholder Return (4)	13.5%	44.9%	46.7%

1.	Compensation shown is total compensation from Summary Compensation Table, including equity compensation valued as specified in the footnotes for such Table.

2.	Market capitalization equals total number of shares outstanding multiplied by the closing stock price on the last day of the year.

3.	Cash dividends for 2015, 2014, and 2013 include special dividends declared in the current year and paid in January of the following year.

4.	Increase in stock price over prior year end plus per share cash dividends declared during the year as a percentage of the per share price at the beginning of the year.

Compensation of Named Executive Officers and Other Information

The following table shows the cash compensation paid or to be paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2015, 2014 and 2013 to our named executive officers. The table does not include a column for change in pension value and non-qualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)(3)	Option/SAR Awards (2)(4)	All Other Compensation (5)	Total
Maurice J. Gallagher, Jr.	2015	$—	$2,926,633	$600,071	$—	$23,782	$3,550,486
Chief Executive Officer	2014	—	547,061	299,970	210,253	20,934	1,078,218
	2013	—	—	249,974	250,046	—	500,020

Scott Sheldon	2015	195,000	633,805	600,071	—	29,621	1,458,497
Senior Vice President, Chief	2014	195,000	518,654	299,970	210,253	22,653	1,246,530
Financial Officer	2013	195,000	470,000	300,034	200,022	7,150	1,172,206

Jude I. Bricker	2015	195,000	633,803	600,071	—	32,121	1,460,995
Senior Vice President, Planning	2014	195,000	516,586	299,970	210,253	26,410	1,248,219
	2013	188,700	470,000	300,034	200,022	—	1,158,756

Scott M. Allard	2015	195,000	533,805	500,007	—	23,646	1,252,458
Senior Vice President, Chief	2014	195,000	469,348	299,970	210,253	23,979	1,198,550
Information Officer	2013	193,400	425,000	300,034	200,022	1,000	1,119,456

Gregory C. Anderson (6)	2015	147,500	350,000	350,145	—	10,649	858,294
Vice President and Principal
Accounting Officer

1.
Cash bonuses are reported in the year to which they relate, and are paid no later than the end of the first quarter of the following year. The bonus column for 2014 and 2015 also includes special cash bonuses, paid in January of each year, with respect to the number of outstanding cash-settled SARs and stock options held by each named executive officer. These special cash bonuses were equal to the same per share amount of special cash dividends declared.

2.	Equity grants constituting part of the incentive bonus plan are reported in this table in the year to which they relate.

3.
Represents the grant date fair value of restricted stock awards granted, as calculated in accordance with stock-based compensation accounting standards. The fair value of each of these awards is based on the closing share price of our stock on the grant date. Although the table above indicates the full grant date value of the awards in the year in which the compensation is considered, the restricted stock granted vests over a three-year period.

4.
Represents the grant date fair value of option and SAR awards granted, as calculated in accordance with stock-based compensation accounting standards. The fair value of these awards is determined under the Black-Scholes option pricing model. For the assumptions used for purposes of determining the value of the awards included in each year's compensation, please refer to Note 12 of our consolidated financial statements for the year ended December 31, 2015. Although the table above indicates the full grant date value of the awards in the year in which the compensation is considered, the options and SARs granted vest over a three-year period.

5.
All Other Compensation consists of our matching contributions under the 401(k) plan for all officers, and cash dividends paid on shares of unvested restricted stock. No amount is included in this column for the value of all perquisites and personal benefits, including flight benefits, as these benefits did not exceed $10,000 for any executive officer.

6.
Mr. Anderson was elected as our principal accounting officer in January 2015 and served as director of accounting prior to that. Compensation for years prior to 2015 is not shown for Mr. Anderson as he did not serve as an executive officer during that period.

Mr. Gallagher serves without base compensation as a result of his substantial equity interest.  In 2014 and 2015, Mr. Gallagher received an allocation under our annual cash bonus program as a reward for our profitability achievements, and he received equity grants in each year reported.

The base salaries for other named executive officers are reviewed and subject to change from year to year.

The compensation committee approves all base salary, bonus payments and other compensation payments to executive officers serving on our board of directors and to any other officers making $200,000 or more per year in base salary.

For 2015, each executive officer received a bonus under our annual discretionary incentive bonus program. No bonus is earned unless our operating income exceeds 5 percent of our revenue for the year and, in that event, the bonus pool will not exceed 10 percent of operating income.  The final bonus pool amount is determined by our compensation committee after review of the year-end financial statements and after consideration of management recommendations. Each executive officer’s allocation of the bonus pool is determined by the compensation committee without regard to any objective, predetermined individual performance criteria. The bonus allocation for any executive officer is not targeted at, or limited to, any particular percentage of base salary. In determining year-end 2015 incentive compensation for our executive officers other than our chief executive officer, the compensation committee approved payment of up to 50 percent in the value of equity grants and the balance in cash.

The bonus column also includes special cash bonuses paid to our named executive officers corresponding to the special cash dividend paid to shareholders in January 2014 and January 2015. Our compensation committee determined to pay as special cash bonuses, the same amount per share with respect to unexercised stock options and cash-settled stock appreciation rights held by our named executive officers and other employees.

In 2015 and 2014, other compensation included cash dividends paid on unvested restricted stock. No dividends were paid in 2013. Other compensation also includes matching contributions under our 401(k) plan. The amount of matching contribution paid for each executive officer depends on his payroll deductions.

No executive officer’s salary or bonus is tied to any particular percentage of total compensation, but rather, bonus allocations are made based on our profitability and a subjective evaluation of each officer’s performance.

Grants of Plan-Based Awards in 2015

The following table describes grants of plan-based awards to our named executive officers during 2015:

Name	Grant Date	Stock awards (1): number of shares of stock (#)	SAR awards (2): number of securities underlying awards (#)	Exercise price of SAR awards($/sh)	Grant date fair value of stock awards ($)(3)
Maurice J. Gallagher, Jr.	2/25/15	1,653			299,970
	2/25/15		6,089	181.47	210,253
Scott Sheldon	2/25/15	1,653			299,970
	2/25/15		6,089	181.47	210,253
Jude I. Bricker	2/25/15	1,653			299,970
	2/25/15		6,089	181.47	210,253
Scott M. Allard	2/25/15	1,653			299,970
	2/25/15		6,089	181.47	210,253
Gregory C. Anderson	2/25/15	909			164,956
	2/25/15		3,349	181.47	115,641

1.	Grant of restricted stock on February 25, 2015 at a grant date fair value of $181.47 per share as part of 2014 compensation.

2.	Grant of SAR awards on February 25, 2015 at a grant date fair value of $34.53 per share as part of 2014 compensation.

3.
As determined as set forth in Note 12 to our consolidated financial statements. Although the table above indicates the full grant date value of the awards, the restricted stock and SARs awards granted vest over a three-year period.

Our compensation committee considers grants of restricted stock, stock options and SARs to our executive officers annually. The number of shares granted is not based on any particular percentage of the total compensation of the executive officer.

The restricted stock and SARs granted to our executive officers in 2015 are subject to a three-year vesting schedule to encourage continued employment by the executive officers and the SARs have a five year term to provide incentives to create stock price appreciation over that period.

The grants of restricted stock and SARs in February 2015 are considered part of the compensation of our executive officers for 2014. In February 2016, we granted to our executive officers shares of restricted stock as part of their 2015 compensation package. The value of these grants is reflected in the summary compensation table on page 14 as part of each executive officer’s 2015 compensation. The value of the equity grants in February 2015 and March 2014 is reflected in the summary compensation table on page 14 as part of each executive officer’s 2014 and 2013 compensation, respectively.

Outstanding Equity Awards at Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2015:

Name	Shares underlying unexercised Options/SARs exercisable (#)	Shares underlying unexercised Options/SARs unexercisable (#)	Option/SAR exercise price ($)	Option/SAR expiration date	Shares of stock not vested (#)	Market value of shares of stock not vested ($)(1)
Maurice J. Gallagher, Jr.	8,271 (2)		42.22	3/25/2016
	8,430 (3)	4,215 (4)	85.24	3/8/2018
	3,246 (3)	6,491 (6)	108.59	3/6/2019
		6,089 (7)	181.47	2/25/2020
					1,038 (8)	174,208
					1,535 (9)	257,619
					1,653 (10)	277,423

Scott Sheldon		2,867 (5)	85.24	3/8/2018
		5,193 (6)	108.59	3/6/2019
		6,089 (7)	181.47	2/25/2020
					1,058 (8)	177,564
					1,842 (9)	309,143
					1,653 (10)	277,423

Jude I. Bricker		2,866 (5)	85.24	3/8/2018
		5,193 (6)	108.59	3/6/2019
		6,089 (7)	181.47	2/25/2020
					1,058 (8)	177,564
					1,842 (9)	309,143
					1,653 (10)	277,423

Scott M. Allard		2,868 (5)	85.24	3/8/2018
		5,193 (6)	108.59	3/6/2019
		6,089 (7)	181.47	2/25/2020
					1,058 (8)	177,564
					1,842 (9)	309,143
					1,653 (10)	277,423

Gregory C. Anderson		3,349 (7)	181.47	2/25/2020
					229 (8)	38,433
					307 (9)	51,524
					909 (10)	152,557

1.	Based on our closing stock price of $167.83 on December 31, 2015.

2.	These SARs vested over a three year period and were fully vested as of December 31, 2015.

3.	These options were vested as of December 31, 2015.

4.	These options vested on March 8, 2016.

5.	These SARs, which may only be settled in cash, vested on March 8, 2016.

6.	These options vest one-half on each of March 6, 2016 and 2017.

7.	These SARs, which may only be settled in cash, vest one-third on each of February 25, 2016, 2017, and 2018.

8.	Unvested restricted stock to vest on March 8, 2016.

9.	Unvested restricted stock to vest one-half on each of March 6, 2016 and 2017.

10.	Unvested restricted stock to vest one-third on each of February 25, 2016, 2017, and 2018.

Option/SAR Exercises and Stock Vested Table

The following table summarizes the number of option/SARs awards exercised and stock awards vested by our named executive officers in 2015 and the value realized on option/SARs exercise or stock award vesting:

	Option/SAR Awards		Stock Awards
	Shares acquired on exercise (#)	Value realized on exercise ($)	Shares acquired on vesting (#)	Value realized on vesting ($)
Maurice J. Gallagher, Jr.			3,095	547,629 (3)
			1,038	193,224 (4)
			767	142,777 (5)
Scott Sheldon	2,866	321,709 (1)
	2,596	288,052 (2)
			1,857	328,578 (3)
			1,059	197,133 (4)
			921	171,444 (5)
Jude I. Bricker	2,866	321,709 (1)
	2,596	292,206 (2)
			1,547	273,726 (3)
			1,059	197,133 (4)
			921	171,444 (5)
			1,000	194,890 (6)
Scott M. Allard	2,865	373,138 (1)
	2,596	269,075 (2)
			1,857	328,578 (3)
			1,059	197,133 (4)
			921	171,444 (5)

Gregory C. Anderson			309	54,674 (3)
			228	42,442 (4)
			153	28,481 (5)

1.	Based on value of awards on date of SARs exercise (share price at date of exercise less exercise price).

2.	Based on value of awards on date of options exercise (share price at date of exercise less exercise price).

3.	Based on our closing stock price of $176.94 on February 8, 2015, the date of vesting.

4.	Based on our closing stock price of $186.15 on March 8, 2015, the date of vesting.

5.	Based on our closing stock price of $186.15 on March 6, 2015, the date of vesting.

6.	Based on our closing stock price of $194.89 on April 24, 2015, the date of vesting.

Employee Benefit Plans

Long-Term Incentive Plan

Our Long-Term Incentive Plan (the “2006 Plan”) was adopted by our board of directors and approved by the shareholders in 2006. All outstanding options under the predecessor Allegiant Air 2004 Share Option Plan have been transferred to our 2006 Plan, and no further stock-based awards will be made under that predecessor plan. The transferred options continue to be governed by their existing terms. Except as otherwise noted below, the transferred options have substantially the same terms as grants made under our 2006 Plan.

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

In the event we are acquired by a merger, a sale by our shareholders of more than 50 percent of our outstanding voting stock or a sale of all or substantially all of our assets, each outstanding option under our option plan which will not be assumed by the successor corporation or otherwise continued in effect may accelerate in full to the extent provided in the applicable stock option agreement. However, the compensation committee has complete discretion to structure any or all of the options under the option plan so those options will (or may not) immediately vest in the event we are acquired, whether or not those options are assumed by the successor corporation or otherwise continued in effect. Alternatively, the compensation committee may condition such accelerated vesting upon the subsequent termination of the optionee’s service with us or the acquiring entity.

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

The 2006 Plan has terminated as of March 31, 2016, but the terms remain applicable to all equity grants which remain outstanding.

Our board of directors has adopted the 2016 Long-Term Incentive Plan which remains subject to shareholder approval.

Potential Payments upon Termination of Employment and Change in Control

We do not have any existing agreement under which we would be obligated for payments to any named executive officer upon a resignation, termination of employment or change in control or under which vesting of equity grants is accelerated (other than as a result of death or disability).

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

In addition, on the date of each annual shareholders' meeting, each board member (other than executive officers) who is to continue to serve as a board member will automatically be granted 1,000 shares of restricted stock, provided such individual has served on our board for at least six months. The restricted shares subject to each annual automatic grant will vest upon the director’s completion of one year of board service measured from the grant date.

The following table illustrates the compensation earned or paid to our non-management directors during 2015:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
Montie Brewer	$40,000	$178,020	$—	$218,020
Gary Ellmer	40,000	178,020	—	218,020
Linda A. Marvin	40,000	178,020	—	218,020
Charles W. Pollard	40,000	178,020	—	218,020
John Redmond	40,000	178,020	—	218,020

1.	Excludes expense reimbursements. We reimburse our directors for expenses incurred in attending board meetings.

2.
Represents the grant date fair value of restricted stock awards granted to each director in 2015 based on the closing stock price on the date of grant. All restricted stock granted to directors in 2015 will vest in 2016.

In 2015, no director received $10,000 or more in aggregate perquisites or other personal benefits, including the value of flight benefits. We do not provide tax gross-up payments to members of our board of directors.

Director Compensation Table - Outstanding Stock Awards

As of December 31, 2015, each non-employee director held the following number of shares of restricted stock that have not vested:

Name	Award Grant Date	Number of Shares not Vested	Grant Date Fair Value ($) (1)
Montie Brewer	6/18/2015	1,000	$178,020
Gary Ellmer	6/18/2015	1,000	178,020
Linda A. Marvin	6/18/2015	1,000	178,020
Charles W. Pollard	6/18/2015	1,000	178,020
John Redmond	6/18/2015	1,000	178,020

1.	Based on closing stock price on date of grant.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee. Director John Redmond serves on the compensation committee and owns an 11 percent interest in certain entities which have leased office space to us. See Item 13 - Certain Relationships and Related Transactions, and Director Independence.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving salary, bonus and other compensation for our executive officers, and setting the overall compensation principles that guide the committee’s decision-making.  The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) included in this report and discussed it with management.  Based on the review and discussions with management, the compensation committee recommended to our board of directors that the CD&A be included in this report.

COMPENSATION COMMITTEE

Montie Brewer	Charles W. Pollard	John Redmond

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.     Security Ownership of Management and Certain Beneficial Owners

The following table shows information known to us with respect to beneficial ownership of our common stock as of April 22, 2016, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 14, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5 percent of our outstanding common stock.

Each shareholder’s percentage ownership in the following table is based on 16,528,170 shares of common stock outstanding as of April 22, 2016 and treating as outstanding all options held by that shareholder and exercisable within 60 days of April 22, 2016.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Shareholders:
Maurice J. Gallagher, Jr. (1)	3,391,743	20.5%
T. Rowe Price Associates, Inc. (2)	1,497,969	9.1%
Renaissance Technologies, LLC (3)	1,263,100	7.6%
BlackRock, Inc. (4)	1,223,029	7.4%
The Vanguard Group (5)	1,016,817	6.2%

Named Executive Officers and Directors:
Maurice J. Gallagher, Jr. (1)	3,391,743	20.5%
Montie Brewer (6)	10,000	*
Gary Ellmer (7)	2,120	*
Linda A. Marvin (8)	4,000	*
Charles W. Pollard (9)	4,000	*
John Redmond (10)	24,250	*
Scott M. Allard (11)	11,108	*
Jude I. Bricker (12)	10,329	*
Scott Sheldon (13)	10,964	*
Gregory C. Anderson (14)	5,256	*
All executive officers and directors as a group (10 persons) (15)	3,473,770	21.0%

* Represents ownership of less than one percent.

1.
The address of Maurice J. Gallagher, Jr., is 1201 N. Town Center Drive, Las Vegas, Nevada 89144. These shares include 215,000 shares of common stock held by two entities controlled by Mr. Gallagher. The shares also include options to purchase 19,136 shares which are presently exercisable and 5,726 shares of restricted stock not yet vested. Of Mr. Gallagher's ownership, 800,000 shares are pledged under a line of credit agreement with a balance of less than 5 percent of the value of the pledged stock as of April 2016.

2.
Information is based on a Schedule 13G/Amendment No. 7 filed with the Securities and Exchange Commission on February 11, 2016, by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. The Schedule 13G/Amendment No. 7 reports that as of December 31, 2015, T. Rowe Price New Horizons Fund, Inc. (an investment company) has sole voting power over 1,092,900 shares and T. Rowe Price Associates, Inc. (an investment adviser) has sole voting power over 297,867 shares and sole dispositive power over 1,497,969 shares. The address of these beneficial owners is 100 E. Pratt Street, Baltimore, Maryland 21202.

3.
Information is based on a Schedule 13G/Amendment No. 2 filed with the Securities and Exchange Commission on February 11, 2016, by Renaissance Technologies, LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The Schedule 13G/Amendment No. 2 reports that as of December 31, 2015, RTC (an investment adviser) and RTHC, by virtue of its majority ownership of RTC, have sole voting power over 1,256,735 shares, sole dispositive power over 1,260,921 shares and shared dispositive power over 2,179 shares. The address of these beneficial owners is 800 Third Avenue, New York, NY 10022.

4.
Information is based on a Schedule 13G/Amendment No. 6 filed with the Securities and Exchange Commission on January 25, 2016, by BlackRock, Inc. The Schedule 13G/Amendment No. 6 reports that as of December 31, 2015, BlackRock, Inc. has sole voting power over 1,197,598 shares and sole dispositive power over 1,223,029 shares which are owned by various subsidiaries of BlackRock, Inc. with no subsidiaries owning more than 5 percent of our outstanding common stock. The address of this beneficial owner is 55 East 52nd Street, New York, NY 10055.

5.
Information is based on a Schedule 13G/Amendment No. 2 filed with the Securities and Exchange Commission on February 10, 2016, by The Vanguard Group as an investment adviser. The Schedule 13G/Amendment No. 2 reports that as of December 31, 2015, The Vanguard Group beneficially owns the indicated shares with sole voting power over 28,759 shares, sole dispositive power over 988,258 shares and shared dispositive power over 28,559 shares. The address of this beneficial owner is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

6.	Includes 1,000 shares of restricted stock held by Mr. Brewer not yet vested as of the date of this filing.

7.	Includes 1,000 shares of restricted stock held by Mr. Ellmer not yet vested as of the date of this filing.

8.	Includes 1,000 shares of restricted stock held by Ms. Marvin not yet vested as of the date of this filing.

9.	Includes 1,000 shares of restricted stock held by Mr. Pollard not yet vested as of the date of this filing.

10.	Includes 1,000 shares of restricted stock held by Mr. Redmond not yet vested as of the date of this filing.

11.	Includes 5,236 shares of restricted stock held by Mr. Allard not yet vested as of the date of this filing and also includes options to purchase 2,596 shares which are presently exercisable.

12.	Includes 5,879 shares of restricted stock held by Mr. Bricker not yet vested as of the date of this filing and also includes options to purchase 2,596 shares which are presently exercisable.

13.	Includes 5,879 shares of restricted stock held by Mr. Sheldon not yet vested as of the date of this filing and also includes options to purchase 2,596 shares which are presently exercisable.

14.	Includes 3,010 shares of restricted stock held by Mr. Anderson not yet vested as of the date of this filing.

15.	See footnotes 1, 6-14.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)

Equity compensation plans approved by security holders (3)	48,781	$86.65	1,145,540

1.
The shares shown as being issuable under equity compensation plans approved by our security holders excludes unvested restricted stock awards of 82,957 as all restricted stock awards are deemed to have been issued, and excludes all outstanding stock appreciation rights ("SARs") which are settled in cash.

2.
The shares shown as remaining available for future issuance under equity compensation plans are reduced for cash-settled SARs. Although these cash-settled SARs will not result in the issuance of shares, the number of cash-settled SARs reduces the number of shares available for other awards.

3.	There are no securities to be issued under any equity compensation plans not approved by our security holders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2015, we have been a party to the following transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5 percent of our capital stock or any member of their immediate families had a direct or indirect material interest.

During 2015, we made payments totaling $2.9 million to entities owned or controlled by Mr. Gallagher (“Adapt”) for the building of corporate training content, with a current focus on our operating groups. The fundamental change offered by this effort is to move the majority of our operational training from traditional required classroom offerings based on stipulated time requirements to individualized on-line training based on mastery of the material. In comparison with the traditional approach, the training will be delivered in the same standardized version to all trainees. Once approved by the FAA, new hire team members will be able to complete their initial company required training away from the traditional classroom environment (which could require as many as 136 hours for new hire pilots) thereby substantially reducing our new hire training costs while improving the overall learning outcomes for these students.

The program requires upfront investment to create the high quality training content. But when completed, this approach to training focuses on concept mastery by each student, recognizing individuals learn at varying paces, through different styles. The adaptive teaching approach is designed to ensure the student fully understands each module before moving on to other subjects. The content will also facilitate recurrent training and contribute to cost savings in the same manner as initial training. We have been in regular communication with the FAA about our development of these training programs and we believe our efforts have been well received by the FAA. We have received preliminary approval from the FAA of our first completed course for our MD-80 pilot training and expect final approval for this course shortly. FAA approval for our mastery based training will deviate from their traditional practice of requiring certain minimum classroom times.

Other courses are in process, including our Airbus 319/320 course (which was delivered to us by Adapt for quality assurance in March 2016), inflight training, stations, dispatch and maintenance.

This innovative approach to training is delivered more efficiently on-line versus the traditional classroom approach and is designed to make training more effective via subject matter mastery. Ultimately, we believe we will have a more cost effective training program as well as better training throughout our organization which should contribute to a safer, better operation.

Given the substantial benefits expected from this innovative approach to training, our audit committee approved the engagement of Adapt after analyzing competitive proposals from other vendors. The arrangement is on a cost plus overhead allocation basis so the related party has not, and will not, realize any profit on the related party’s dealings with us. In October 2015, our board approved an additional commitment of $3.5 million for this project, which is currently expected to conclude in 2016.

The building where we previously maintained our headquarters was under a lease agreement with an entity owned by a limited liability company in which Maurice J. Gallagher, Jr. owns a 30 percent interest and John Redmond owns an 11 percent interest. Neither Mr. Gallagher nor Mr. Redmond ever had the right to direct or participate in the management of the limited liability company. The headquarters' lease was signed in 2007 and went into effect upon completion of the construction in 2008. The lease provided for a ten-year term and the right to terminate after seven years. The lease rate was set at the time of lease execution in 2007 and was determined by our audit committee at that time to have been an arms-length rental rate. All rent payments made to the landlord since 2008 were merely the fulfillment of contractual obligations established when the lease was signed. We exercised our option to terminate the lease for this building effective in May 2015. We sued the landlord in 2015 to determine the amount owed by us on lease termination and to confirm we had the ability to terminate the lease early. In connection with the termination of this lease, we accrued $1.3 million for unamortized expenses which was subsequently paid in January 2016, in settlement of litigation.

Our early termination of the lease and the lawsuit brought against the landlord substantiate that the continuing interactions with this landlord were handled on an arms-length basis.
In 2008, we entered into a second lease agreement for office space used as our training facility which is located in a building adjacent to the location of our previous headquarters. The second building is owned by a separate limited liability company in which Messrs. Gallagher and Redmond also own a 30 percent and an 11 percent interest, respectively. As with the first building, neither Mr. Gallagher nor Mr. Redmond have, or ever had, the right to direct or participate in the management of the limited liability company. This office lease was signed in 2008 and has a ten-year term which continues until 2018. Additionally, as of January 2016, payments are no longer being made to a related party entity as the lender has taken possession of the property and exercised rights to have payments made directly to it.

During 2015, we paid approximately $1.2 million to the landlords under these two lease arrangements. With respect to their ownership interests in these entities, Messrs. Gallagher and Redmond have not received any distributions from these entities since 2012 nor do they expect any distributions in the future, as both entities have been through bankruptcy proceedings and rent for the second building is now being paid directly to the lender.
The disinterested members of our board and audit committee determined that the terms of these lease agreements were, when entered into, at least as favorable as we could have received from an unaffiliated third party.
During 2015, we made payments totaling approximately $2.5 million to GMS Racing, LLC, a company controlled by Mr. Gallagher, for the sponsorship of an auto race team featuring the Allegiant logo. GMS Racing, LLC competed in the NASCAR Camping World Truck Series and the ARCA Racing Series during this time. In determining whether to approve this sponsorship, our board considered the publicity value generated from the prominent display of the Allegiant name and logo on the GMS Racing vehicles through in-person attendance and television coverage, and the proximity of the race events to markets served by us. The company also believes there is a strong correlation between its customer base and profile and the profile of NASCAR fans. As a result, our audit committee concluded the publicity value more than exceeded the cost of the sponsorship. Despite the perceived value, the sponsorship has been discontinued and no future payments are anticipated in 2016 or after.
During 2015, Game Plane, LLC, a wholly owned subsidiary, paid approximately $0.4 million to Alpine Labs, LLC. Alpine Labs, LLC partnered with Game Plane, LLC to produce and distribute game shows filmed on our flights, as part of our promotional efforts. Mr. Gallagher owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. As a related party transaction, the transaction was approved by our audit committee as being on terms no less favorable to us than could be obtained from unaffiliated third parties. We have always prided ourselves on approaching our business differently. The idea of a game show filmed aboard our flights was intended to generate publicity and name recognition for our company, and interest from our passengers on those flights. We were able to produce these shows on a cost plus overhead basis as a result of our chief executive officer’s ownership interest in a production company and as such, the related party did not realize any profit on its dealings with us. We produced two seasons of the show, but no longer believe incremental value is being added by this innovative project. As such, we do not expect any further expenses related to this project in 2016 or after.

All future transactions, including loans, if any, between us and our officers, directors and principal shareholders and their affiliates and any transactions between us and any entity with which our officers, directors or five percent stockholders are affiliated, will be approved by our audit committee and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Director Independence

Our board of directors has determined that all of our directors other than Maurice J. Gallagher, Jr. is independent under the rules of the Nasdaq Stock Market.  As Mr. Gallagher does not serve on any of the board’s committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14.     Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young, LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $737,000 for the year ended December 31, 2015 and $866,000 for the year ended December 31, 2014.

Audit-Related Fees

No fees were billed by Ernst & Young, LLP for assurance and related services that were reasonably related to the performance of the audit referred to above during 2015 or 2014.

Tax Fees

The aggregate fees rendered by Ernst & Young, LLP for tax compliance, tax advice or tax planning services were approximately $125,000 during 2015 and $63,000 during 2014.

All Other Fees

Ernst & Young, LLP did not provide any professional services during 2015 or 2014 other than those described under the caption “Audit Fees” and “Tax Fees” above.

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

12*	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101*
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

* Previously filed as part of the Original Filing.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on April 29, 2016.

Allegiant Travel Company

By:	/s/ Scott Sheldon
Scott Sheldon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	April 29, 2016
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ Scott Sheldon	Chief Financial Officer	April 29, 2016
Scott Sheldon	(Principal Financial Officer)

/s/ Gregory Anderson		April 29, 2016
Gregory Anderson	Principal Accounting Officer

*	Director	April 29, 2016
Montie Brewer

*	Director	April 29, 2016
Gary Ellmer

*	Director	April 29, 2016
Linda Marvin

*	Director	April 29, 2016
Charles W. Pollard

*	Director	April 29, 2016
John Redmond

* By /s/ Scott Sheldon
Scott Sheldon, Attorney in Fact