Form 10-Q
period 2016-03-31
Allegiant Travel CO
filed 2016-05-02
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of the close of business on April 15, 2016 was 16,528,261.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$102,134	$87,112
Restricted cash	9,323	10,358
Short-term investments	240,654	245,583
Accounts receivable	14,346	15,146
Expendable parts, supplies and fuel, net	15,581	15,583
Prepaid expenses	16,316	18,276
Other current assets	2,161	3,185
TOTAL CURRENT ASSETS	400,515	395,243
Property and equipment, net	930,550	885,942
Long-term investments	68,434	64,752
Deposits and other assets	5,296	5,725
TOTAL ASSETS	$1,404,795	$1,351,662
CURRENT LIABILITIES:
Accounts payable	$11,070	$6,801
Accrued liabilities	91,080	109,462
Air traffic liability	241,218	198,136
Current maturities of notes payable, net of related costs	79,767	74,069
TOTAL CURRENT LIABILITIES	423,135	388,468
Long-term debt, net of current maturities and related costs	571,280	567,609
Deferred income taxes	47,919	45,580
TOTAL LIABILITIES:	1,042,334	1,001,657
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	22	22
Treasury stock	(509,048)	(453,415)
Additional paid in capital	230,519	228,945
Accumulated other comprehensive income, net	423	834
Retained earnings	640,545	573,619
TOTAL SHAREHOLDERS' EQUITY	362,461	350,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,404,795	$1,351,662

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUE:
Scheduled service revenue	$201,606	$200,529
Ancillary revenue:
Air-related charges	120,929	105,069
Third party products	11,258	10,797
Total ancillary revenue	132,187	115,866
Fixed fee contract revenue	6,800	4,368
Other revenue	8,022	8,478
Total operating revenue	348,615	329,241
OPERATING EXPENSES:
Aircraft fuel	53,659	69,626
Salary and benefits	69,208	58,553
Station operations	30,734	23,852
Maintenance and repairs	26,492	21,392
Depreciation and amortization	24,685	24,347
Sales and marketing	5,808	7,101
Aircraft lease rentals	233	718
Other	16,670	15,553
Total operating expenses	227,489	221,142
OPERATING INCOME	121,126	108,099
OTHER (INCOME) EXPENSE:
Interest income	(966)	(105)
Interest expense	7,239	6,826
Other, net	(9)	4
Total other expense	6,264	6,725
INCOME BEFORE INCOME TAXES	114,862	101,374
Provision for income taxes	42,882	36,551
NET INCOME	71,980	64,823
Net loss attributable to noncontrolling interest	—	(44)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$71,980	$64,867
Earnings per share to common shareholders:
Basic	$4.29	$3.75
Diluted	$4.29	$3.74
Shares used for computation:
Basic	16,678	17,197
Diluted	16,699	17,237

Cash dividend declared per share:	$0.30	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$71,980	$64,823
OTHER COMPREHENSIVE INCOME (LOSS):
Change in available for sale securities, net of tax	291	303
Foreign currency translation adjustment	(105)	—
Change in derivatives, net of tax	(331)	994
Reclassification of derivative gains into Other revenue	(266)	(477)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(411)	820
TOTAL COMPREHENSIVE INCOME	71,569	65,643
Comprehensive loss attributable to noncontrolling interest	—	(44)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$71,569	$65,687

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$71,980	$64,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,685	24,347
(Gain)/loss on aircraft and other equipment disposals	(1,950)	2,816
Provision for obsolescence of expendable parts, supplies and fuel	495	394
Amortization of deferred financing costs	357	242
Share-based compensation expense	2,287	5,033
Deferred income taxes	2,234	1,993
Excess tax benefits from share-based compensation	—	(1,734)
Changes in certain assets and liabilities:
Prepaid expenses	1,960	(2,552)
Accounts payable	4,269	4,612
Accrued liabilities	8,633	12,489
Air traffic liability	43,082	48,446
Other, net	2,407	2,051
Net cash provided by operating activities	160,439	162,960
INVESTING ACTIVITIES:
Purchase of investment securities	(89,994)	(82,335)
Proceeds from maturities of investment securities	91,533	79,433
Purchase of property and equipment, including pre-delivery deposits	(71,689)	(64,128)
Other investing activities	4,061	145
Net cash used by investing activities	(66,089)	(66,885)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(32,783)	(48,050)
Excess tax benefits from share-based compensation	—	1,734
Proceeds from the issuance of long-term debt	28,000	37,500
Repurchase of common stock	(55,633)	(54,739)
Principal payments on long-term debt	(18,677)	(13,336)
Other financing activities	(235)	(1,686)
Net cash used by financing activities	(79,328)	(78,577)
Net change in cash and cash equivalents	15,022	17,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,112	89,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,134	$107,108

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

These unaudited consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

The interim results reflected in the unaudited consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods, or for the full year.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. The Company has adopted the changes related to income taxes and cash flow presentation for excess tax benefits as of March 31, 2016 on a prospective basis, and prior periods have not been retrospectively adjusted. The remaining provisions of this ASU do not have an impact on the Company's Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the impact of this new standard, specifically on its Consolidated Balance Sheets, but does not expect adoption to significantly change the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Income or Cash Flows.

In May 2014, the FASB issued ASU 2014-09, intended to create a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year, to December 15, 2017, for annual and interim periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact on its financial statements of adopting this new accounting standard.

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

Investment securities (in thousands):

	As of March 31, 2016				As of December 31, 2015
		Net Unrealized				Net Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$101,595	$12	$(8)	$101,599	$83,155	$—	$(1)	$83,154
Corporate debt securities	97,727	31	(48)	97,710	108,485	50	(154)	108,381
Federal agency debt securities	66,669	8	(19)	66,658	73,783	—	(80)	73,703
Municipal debt securities	50,642	1	(14)	50,629	52,669	2	(1)	52,670
Money market funds	11,424	—	—	11,424	781	—	—	781
US Treasury bond	4,609	2	—	4,611	1,607	—	(1)	1,606
Total	$332,666	$54	$(89)	$332,631	$320,480	$52	$(237)	$320,295

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of March 31, 2016	As of December 31, 2015
Flight equipment	$1,177,090	$1,123,115
Computer hardware and software	84,725	78,200
Ground property and equipment	73,934	72,078
Total property and equipment	1,335,749	1,273,393
Less accumulated depreciation and amortization	(405,199)	(387,451)
Property and equipment, net	$930,550	$885,942

Note 4 — Long-Term Debt

Long-term debt (in thousands):

	As of March 31, 2016	As of December 31, 2015
Fixed-rate notes payable due through 2020	$339,347	$341,738
Variable-rate notes payable due through 2021	311,700	299,940
Total long-term debt, net of related costs	651,047	641,678
Less current maturities	79,767	74,069
Long-term debt, net of current maturities and related costs	$571,280	$567,609

Maturities of long-term debt for the remainder of 2016 and for the next four years and thereafter, in aggregate (in thousands):

As of March 31, 2016
Remaining in 2016	$59,632
2017	81,673
2018	138,563
2019	342,638
2020	27,037
Thereafter	1,504
Total	$651,047

Secured Debt

In January 2016, the Company borrowed $28.0 million secured by two Airbus A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.75 percent and are payable in quarterly installments through January 2021.

Note 5 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants. Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities, US Treasury Bonds, and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016	Level 1	Level 2
Cash equivalents
Money market funds	$11,424	$11,424	$—
Commercial paper	11,095	—	11,095
Municipal debt securities	1,024	—	1,024
Total cash equivalents	23,543	11,424	12,119
Short-term
Commercial paper	90,504	—	90,504
Corporate debt securities	72,715	—	72,715
Municipal debt securities	49,007	—	49,007
Federal agency debt securities	26,823	—	26,823
US Treasury Bonds	1,605	—	1,605
Total short-term	240,654	—	240,654
Long-term
Federal agency debt securities	39,835	—	39,835
Corporate debt securities	24,995	—	24,995
US Treasury Bonds	3,006	—	3,006
Derivative instruments	1,807	—	1,807
Municipal debt securities	598	—	598
Total long-term	70,241	—	70,241
Total financial instruments	$334,438	$11,424	$323,014

	As of December 31, 2015	Level 1	Level 2
Cash equivalents
Commercial paper	$8,426	$—	$8,426
Money market funds	781	781	—
Municipal debt securities	754	—	754
Total cash equivalents	9,961	781	9,180
Short-term
Corporate debt securities	80,957	—	80,957
Commercial paper	74,728	—	74,728
Municipal debt securities	47,073	—	47,073
Federal agency debt securities	42,825	—	42,825
Total short-term	245,583	—	245,583
Long-term
Federal agency debt securities	30,878	—	30,878
Corporate debt securities	27,425	—	27,425
Municipal debt securities	4,843	—	4,843
Derivative instruments	2,480	—	2,480
US Treasury Bonds	1,606	—	1,606
Total long-term	67,232	—	67,232
Total financial instruments	$322,776	$781	$321,995

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

Carrying value and estimated fair value of long-term debt, including current maturities and excluding related costs (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$300,000	$309,750	$300,000	$299,250	2
Non-publicly held debt	355,492	332,634	346,179	327,321	3
Total long-term debt	$655,492	$642,384	$646,179	$626,571

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 6 — Derivative Instruments

The Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. At March 31, 2016, the net change in fair value recorded in accumulated other comprehensive income related to the unrealized loss on the hedge was $0.3 million, when compared to the fair value at December 31, 2015.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For the three months ended March 31, 2016, the Company realized $0.3 million in net gains from its cash flow hedge into Other revenue, and as of March 31, 2016, expects $0.6 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At March 31, 2016, the fair value of the Company's derivative instrument was $1.8 million and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 5 - Fair Value Measurements for additional information related to the estimated fair value.

Note 7 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended March 31,
	2016	2015
Shares repurchased	314,849	291,134
Average price per share	$171.54	$180.78
Total (in thousands)	$54,009	$52,632

During the three months ended March 31, 2016, the Company declared and paid recurring cash dividends of $0.30 per share, or $5.1 million.

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

For the three months ended March 31, 2016, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share and dollar amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income attributable to Allegiant Travel Company	$71,980	$64,867
Less net income allocated to participating securities	(370)	(345)
Net income attributable to common stock	$71,610	$64,522
Net income per share, basic	$4.29	$3.75
Weighted-average shares outstanding	16,678	17,197
Diluted:
Net income attributable to Allegiant Travel Company	$71,980	$64,867
Less net income allocated to participating securities	(370)	(344)
Net income attributable to common stock	$71,610	$64,523
Net income per share, diluted	$4.29	$3.74
Weighted-average shares outstanding	16,678	17,197
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	50	81
Adjusted weighted-average shares outstanding under treasury stock method	16,728	17,278
Participating securities excluded under two-class method	(29)	(41)
Adjusted weighted-average shares outstanding under two-class method	16,699	17,237

For the three months ended March 31, 2016, anti-dilutive shares excluded from the calculation of earnings per share were not material.

Note 9 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of March 31, 2016, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	3
Airbus A320	15

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations (in thousands):

As of March 31, 2016
Remaining in 2016	$61,433
2017	82,907
2018	39,632
2019	66,282
2020	36,075
Thereafter	3,346
Total commitments	$289,675

Note 10 — Related Party Transactions

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings for which the Company’s Chairman and Chief Executive Officer ("CEO") and an additional member of its Board of Directors owned minority interests as limited partners. For the three months ended March 31, 2015, the Company made rent payments of $0.7 million for the lease of 10,000 square feet of space. Beginning in 2016, such payments are no longer being made to a related party entity as the lender has taken ownership of the property. Additionally, the Company exercised its option to terminate the lease for 70,000 square feet of space effective in May 2015. The Company paid $1.3 million in January 2016 in settlement of litigation in connection with the termination of this lease.

Game Plane, LLC, a wholly owned subsidiary of the Company, partnered with Alpine Labs, LLC to produce and distribute game shows filmed on Company flights. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. For the three months ended March 31 2015, the Company made payments of $0.4 million to Alpine Labs, LLC. No payments were made for the three months ended March 31, 2016, as no additional shows are being filmed. The Company does not expect any further expenses related to this project.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing, LLC. During the three months ended March 31, 2015, the Company made sponsorship payments totaling $0.9 million to GMS Racing, LLC. No payments were made for the three months ended March 31, 2016 and no future payments are anticipated.

For each of the three months ended March 31, 2016 and 2015, the Company made payments of $0.4 million to entities owned or controlled by the Company's Chairman and CEO for the building of corporate training content, with a current focus on the Company's operating groups. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. The Company also expects program development to facilitate recurrent training and to contribute to cost savings in the future, and is in the process of seeking approval from the Federal Aviation Administration on various aspects of this training program. The project is expected to conclude in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2016 and 2015. Also discussed is our financial position as of March 31, 2016 and December 31, 2015. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on

Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

FIRST QUARTER REVIEW

Notable highlights:

•	Total operating revenue increase of $19.4 million, or 5.9 percent,

•	operating margin of 34.7 percent,

•	increase in net income of $7.1 million over first quarter 2015,

•	$4.29 earnings per share (fully diluted),

•	operating 298 routes as of quarter end versus 247 at the same point in 2015,

•
return of $54.0 million to shareholders through open market stock repurchases, quarterly recurring cash dividend payment of $5.1 million, and payment of $27.7 million for dividends declared in December 2015,

•	financing of $28.0 million secured by two Airbus aircraft

Overview

Our average number of aircraft in revenue service increased 14.8 percent compared to the same period in 2015 due to our growth strategy and continued shift toward Airbus aircraft. During the quarter, we placed three Airbus A320 series aircraft into revenue service and entered into purchase agreements for an additional 11 Airbus A320 series aircraft which we expect will enter our operating fleet between 2017 and 2020. One MD-80 aircraft was retired.

Our scheduled service available seat miles ("ASMs") increased by nearly 18 percent, with a large component of the growth being driven by increased flying on off-peak days. We are able to profitably pursue this strategy primarily due to lower fuel prices despite the resulting lower unit revenues.

Operating expense per ASM ("CASM") decreased 13.5 percent in the first quarter 2016 compared to 2015, which was largely attributable to the decrease in system average price per gallon of fuel as well as the improved fuel efficiency of our fleet. Our Airbus aircraft flew over 45 percent of the first quarter ASMs versus 27 percent a year ago. The continued increase in ASM production from our Airbus aircraft will result in increased fuel efficiency as the Airbus fleet is significantly more fuel efficient than both the MD-80 and Boeing 757-200 fleet types.

Our quality financial performance and strong liquidity position continue to allow us to invest in the growth of our fleet while returning capital to our shareholders through share repurchases and dividends.

AIRCRAFT

The following chart sets forth the aircraft in service and operated by us as of:

(1)
Airbus A320 series aircraft are comprised of five A319 aircraft and nine A320 aircraft as of March 31, 2015, 10 A319 aircraft and 14 A320 aircraft as of December 31, 2015, and 11 A319 aircraft and 16 A320 aircraft as of March 31, 2016. Excludes 12 A319 aircraft on lease to a European carrier until 2018 and two aircraft currently being prepared to enter revenue service.

As of March 31, 2016, we have firm commitments to purchase 18 Airbus A320 series aircraft which we expect to be delivered between 2016 and 2020.

In addition, we expect to add to our operating fleet 12 Airbus A320 series aircraft currently owned by us and on lease to a European carrier until 2018.

Fleet Plan

The below table indicates the number of aircraft expected to be in service based on currently scheduled additions to, and retirements from, our operating fleet.

As of December 31, 2016
MD-80	47
B757-200	5
A319	17
A320	16
Total	85

NETWORK

The following illustrates the number of destinations, under-served cities, and routes operated as of the dates indicated (includes cities served seasonally):

	March 31, 2015	December 31, 2015	March 31, 2016
Leisure destinations	15	17	17
Under-served cities	85	88	87
Total cities	100	105	104
Total routes	247	296	298

Our network growth for the first quarter 2016 represents a more than 20 percent increase in number of routes flown compared to the same period in 2015. Including recent service announcements, we are selling 344 routes as of March 31, 2016, including two new destinations: Baltimore/Washington, DC and Destin, FL, and four new origination cities: Albuquerque, NM; El Paso, TX; Sonoma, CA; and Evansville, IN.

TRENDS

We continue to capitalize on lower fuel prices. The addition of strategic off-peak flying has increased system capacity as we continue to add aircraft to our fleet, and operate our aircraft at higher utilization rates, as demonstrated by a 3.3 percent increase in average block hours per aircraft per day in the first quarter 2016 compared to 2015. We expect to continue operating at these higher aircraft utilization rates as long as it remains accretive to earnings. Fuel costs, in the long-term, remain uncertain and fuel cost volatility could materially affect our future operating costs.

We also increased our average number of aircraft in service by 14.8 percent when compared to the first quarter 2015. Although our MD-80 fleet remains part of our future fleet plan, we plan to selectively retire these aircraft as we continue to acquire additional A320 series aircraft.

Of our 298 operating routes as of March 31, 2016, new markets (cities added within the last year) accounted for approximately 12 percent of the first quarter 2016 scheduled service ASMs, and over half of our network is now flying in East Coast markets. Additionally, we continue to add service from medium-sized cities, to which many major carriers have reduced service, creating a void for us to fill with our limited frequency model.

We have two employee groups which have voted for union representation: pilots and flight attendants. These employees make up approximately half of our total employee base. Any labor actions following an inability to reach collective bargaining agreements with these employee groups could materially impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the first quarter 2016 increased by $1.1 million compared to 2015. The increase was primarily driven by a 15.5 percent increase in scheduled service passengers, offset by a decrease of 12.9 percent in scheduled service average base fare.

Ancillary air-related charges. Ancillary air-related charges for the first quarter 2016 increased $15.9 million, or 15.1 percent, compared to 2015 due primarily to the increase in scheduled service passengers resulting from continued network growth and additional off-peak flying. This increased capacity has contributed to the overall revenue increase, the effects of which were diluted by a slight decrease in ancillary air-related charges per passenger.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended March 31,		Percent
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$37,306	$37,315	NM
Cost of goods sold	(25,699)	(25,969)	(1.0)%
Transaction costs (1)	(349)	(549)	(36.4)
Ancillary revenue - third party products	$11,258	$10,797	4.3
As percent of gross ancillary revenue - third party	30.2%	28.9%	1.3 pp
Hotel room nights	108,668	135,430	(19.8)
Rental car days	354,815	303,731	16.8%
NM - Not meaningful
(1) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased slightly for the first quarter 2016 compared to 2015 as a result of our increase in scheduled service passengers of 15.5 percent which was offset by a 9.7 percent decrease in ancillary third party revenue per passenger. Our rental car day sales, primarily on the East Coast, continue to perform well, while our hotel room night sales have slowed due mostly to our network shift away from Las Vegas (our largest hotel market).

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2016 increased $2.4 million from 2015, primarily due to additional charter activity in the month of March versus last year.

Other revenue. Other revenue for the first quarter 2016 decreased slightly compared with 2015, due mostly to foreign currency exchange rates impacting aircraft lease revenue related to 12 Airbus A320 series aircraft.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per passenger and per ASM across different periods, which enables us to assess trends in each expense category. The following table presents operating expense per passenger for the indicated periods. The table also presents operating expense per passenger, excluding fuel, a statistic which gives management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended March 31,		Percent
	2016	2015	Change
Aircraft fuel	$20.69	$30.86	(33.0)%
Salaries and benefits	26.69	25.95	2.9
Station operations	11.85	10.57	12.1
Maintenance and repairs	10.22	9.48	7.8
Depreciation and amortization	9.52	10.79	(11.8)
Sales and marketing	2.24	3.15	(28.9)
Aircraft lease rentals	0.09	0.32	(71.9)
Other	6.43	6.89	(6.7)
Operating expense per passenger	$87.73	$98.01	(10.5)%
Operating expense per passenger, excluding fuel	$67.04	$67.15	(0.2)%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended March 31,				Percent
	2016		2015		Change
Aircraft fuel	1.79	¢	2.76	¢	(35.1)%
Salaries and benefits	2.31		2.32		(0.4)
Station operations	1.02		0.94		8.5
Maintenance and repairs	0.88		0.85		3.5
Depreciation and amortization	0.82		0.96		(14.6)
Sales and marketing	0.19		0.28		(32.1)
Aircraft lease rentals	0.01		0.03		(66.7)
Other	0.56		0.62		(9.7)
CASM	7.58	¢	8.76	¢	(13.5)%
Operating CASM, excluding fuel	5.79	¢	6.00	¢	(3.5)%

Aircraft fuel expense. Aircraft fuel expense decreased $16.0 million, or 22.9 percent, for the first quarter 2016 compared to 2015. The decrease is primarily the result of a 33.2 percent decrease in system average fuel cost per gallon. This was offset by a 15.3 percent increase in system fuel gallons consumed resulting from an 18.8 percent increase in total system capacity. ASMs per gallon increased 3.0 percent over first quarter 2015 as Airbus aircraft flew 45.4 percent of scheduled service ASMs in the first quarter 2016, compared to 27.1 percent in 2015. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft, we anticipate our fuel efficiency will continue to improve.

Salary and benefits expense. Salary and benefits expense increased $10.7 million, or 18.2 percent, for the first quarter 2016 when compared to the same period last year. The increase is primarily attributable to a 23.7 percent increase in the number of full-time equivalent employees needed to support a 14.8 percent increase in average number of aircraft in service as well as network and operational growth.

Station operations expense. Station operations expense for the first quarter 2016 increased 28.9 percent, which outpaced an 18.3 percent increase in system departures, compared to the same period in 2015. We served four more medium-sized cities in the first quarter 2016 compared to 2015, which typically have higher ground handling fees than the smaller airports we serve.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2016 increased $5.1 million, or 23.8 percent, compared to the same period in 2015. This increase is the result of a 14.8 percent increase in the average number of aircraft in service during the first quarter 2016 compared to 2015, in addition to the completion of six planned engine overhaul events on our JT-8 engines in 2016 compared to one in 2015.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2016 increased slightly when compared to 2015. We have begun depreciating 13 additional Airbus since March 31, 2015, the effects of which are offset by our MD-80 fleet nearing full depreciation.

Sales and marketing expense. Sales and marketing expense for the first quarter 2016 decreased $1.3 million compared to the same period in 2015, primarily due to a reduction in credit card fees paid by us. We charge for credit card fee reimbursement, at zero margin, which is applied as a reduction to this expense.

Aircraft lease rentals expense. Aircraft lease rentals expense for the first quarter 2016 decreased $0.5 million compared to the same period in 2015 as sub-service flights were minimal. We do not currently have any aircraft under lease.

Other expense. Other expense for the first quarter 2016 increased 7.2 percent compared to 2015, due primarily to increased flight crew training needed to support our growing operating fleet.

Other (Income) Expense

Other expense for the first quarter 2016 declined by $0.5 million compared to the same period in 2015 as additional interest income more than offset increased interest expense from higher debt balances.

Income Tax Expense

Our effective income tax rate increased to 37.3 percent for the three months ended March 31, 2016, up from 36.1 percent for the same period of 2015, due primarily to executive compensation deduction limitations as well as additional state and foreign taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2016	2015	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,592,907	2,256,235	14.9
Revenue passenger miles (RPMs) (thousands)	2,520,149	2,191,468	15.0
Available seat miles (ASMs) (thousands)	3,001,384	2,526,031	18.8
Load factor	84.0%	86.8%	(2.8)
Operating expense per ASM (CASM) (cents)	7.58	8.76	(13.5)
Fuel expense per ASM (cents)	1.79	2.76	(35.1)
Operating CASM, excluding fuel (cents)	5.79	6.00	(3.5)
ASMs per gallon of fuel	72.3	70.2	3.0
Departures	18,918	15,987	18.3
Block hours	46,270	38,733	19.5
Average stage length (miles)	935	929	0.6
Average number of operating aircraft during period	82.2	71.6	14.8
Average block hours per aircraft per day	6.2	6.0	3.3
Full-time equivalent employees at end of period	3,029	2,448	23.7
Fuel gallons consumed (thousands)	41,523	36,002	15.3
Average fuel cost per gallon	$1.29	$1.93	(33.2)

Scheduled service statistics:
Passengers	2,567,309	2,223,703	15.5
Revenue passenger miles (RPMs) (thousands)	2,483,553	2,163,618	14.8
Available seat miles (ASMs) (thousands)	2,897,951	2,457,705	17.9
Load factor	85.7%	88.0%	(2.3)
Departures	18,175	15,321	18.6
Block hours	44,563	37,546	18.7
Total scheduled service revenue per ASM (TRASM)** (cents)	11.52	12.87	(10.5)
Average fare - scheduled service	$78.53	$90.18	(12.9)
Average fare - ancillary air-related charges	$47.10	$47.25	(0.3)
Average fare - ancillary third party products	$4.39	$4.86	(9.7)
Average fare - total	$130.02	$142.29	(8.6)
Average stage length (miles)	940	943	(0.3)
Fuel gallons consumed (thousands)	40,154	35,000	14.7
Average fuel cost per gallon	$1.29	$1.96	(34.2)
Percent of sales through website during period	94.3%	95.4%	(1.1)

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $407.8 million at December 31, 2015 to $420.5 million at March 31, 2016. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Investment securities represent highly liquid marketable securities which are available-for-sale. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Our restricted cash balance decreased from $10.4 million at December 31, 2015 to $9.3 million at March 31, 2016.

As of March 31, 2016, our unrestricted cash and investment securities balance (including short-term and long-term investments) was $411.2 million.

During the first quarter 2016, our primary source of funds was $160.4 million generated by operations. Our operating cash flows and recent borrowings have allowed us to return value to shareholders and invest in the growth of our fleet. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend which we announced will be increased to $0.70 per quarter in second quarter 2016, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. In April 2016, our Board of Directors approved an increase to $100 million in authority under our stock repurchase plan. There is no expiration date for the program.

Debt

Our long-term debt obligations, excluding related costs, increased from $646.2 million as of December 31, 2015 to $655.5 million as of March 31, 2016.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2016, our operating activities provided $160.4 million of cash compared to $163.0 million during the same period of 2015. The slight decrease was primarily the result of smaller increases to accrued liabilities and air traffic liability, offset by a $7.2 million increase in net income year over year. Operating cash inflows are primarily derived from providing air transportation to customers, for which the majority of tickets are purchased prior to the day travel occurs.

Investing Activities. Cash used in investing activities was $66.1 million for the three months ended March 31, 2016 compared to $66.9 million for the same period in 2015. During the three months ended March 31, 2016 and 2015, our primary use of cash was for the purchase of property and equipment of $71.7 million and $64.1 million, respectively.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2016 was $79.3 million compared to $78.6 million for the same period in 2015. During the three months ended March 31, 2016, we repurchased common stock for $55.6 million and paid cash dividends of $32.8 million, including the special dividend declared in 2015. These cash outflows were slightly offset by $9.3 million of proceeds from the issuance of debt, net of principal payments. During the same period in 2015, our primary use of cash was also the repurchase of common stock for $54.7 million and payment of cash dividends of $48.1 million. These uses were offset by $24.2 million of proceeds from the issuance of debt, net of principal payments.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, fleet plan, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided and the effects of future regulation and competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change to these policies during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Aircraft Fuel. Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 23.6 percent of our operating expenses for the three months ended March 31, 2016. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2016, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $5.4 million.

Interest Rates. We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities, which totaled $102.1 million in cash and cash equivalents and $240.7 million in short-term investments at March 31, 2016. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the three months ended March 31, 2016, would not have materially affected interest income from cash and investment securities.

As of March 31, 2016, we had a total of $313.7 million in variable-rate debt, including current maturities, but excluding related costs. A hypothetical 100 basis point change in market interest rates for the three months ended March 31, 2016, would have affected interest expense by $0.8 million.

As of March 31, 2016, we had a total of $341.8 million in fixed-rate debt, including current maturities, but excluding related costs, which had a fair value of $348.8 million. At December 31, 2015, we had a total of $344.3 million in fixed-rate debt, including current maturities, but excluding related costs, which had a fair value of $342.5 million. A hypothetical 100 basis point change in market interest rates as of March 31, 2016, would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such dates.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for further information about market risk.

Item 4. Controls and Procedures

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to the risk factors set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K on February 22, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January	790	$165.05	None
February	2,588	169.30	None
March	321,073	171.50	314,849
Total	324,451	$171.47	314,849	$75

(1)
Total number of shares purchased during the quarter includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.

(2)
Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program. In April 2016, our Board of Directors authorized an increase to $100 million in repurchase authority under our stock repurchase plan.

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

ALLEGIANT TRAVEL COMPANY

Date: May 2, 2016	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer