Form 10-Q
period 2016-06-30
Allegiant Travel CO
filed 2016-08-01
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of the close of business on July 15, 2016 was 16,483,224.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$105,683	$87,112
Restricted cash	10,436	10,358
Short-term investments	255,424	245,583
Accounts receivable	20,041	15,146
Expendable parts, supplies and fuel, net	16,584	15,583
Prepaid expenses	17,692	18,276
Other current assets	2,041	3,185
TOTAL CURRENT ASSETS	427,901	395,243
Property and equipment, net	937,125	885,942
Long-term investments	72,882	64,752
Deposits and other assets	9,057	5,725
TOTAL ASSETS	$1,446,965	$1,351,662
CURRENT LIABILITIES:
Accounts payable	$10,306	$6,801
Accrued liabilities	109,934	109,462
Air traffic liability	240,867	198,136
Current maturities of notes payable, net of related costs	80,085	74,069
TOTAL CURRENT LIABILITIES	441,192	388,468
Long-term debt, net of current maturities and related costs	550,636	567,609
Deferred income taxes	48,395	45,580
TOTAL LIABILITIES	1,040,223	1,001,657
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	22	22
Treasury stock	(515,777)	(453,415)
Additional paid in capital	232,303	228,945
Accumulated other comprehensive income, net	375	834
Retained earnings	689,819	573,619
TOTAL EQUITY	406,742	350,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,446,965	$1,351,662

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUE:
Scheduled service revenue	$189,122	$186,311	$390,728	$386,840
Ancillary revenue:
Air-related charges	128,713	113,432	249,643	218,501
Third party products	11,965	10,976	23,223	21,773
Total ancillary revenue	140,678	124,408	272,866	240,274
Fixed fee contract revenue	6,706	2,986	13,507	7,353
Other revenue	8,345	8,397	16,366	16,874
Total operating revenue	344,851	322,102	693,467	651,341
OPERATING EXPENSES:
Aircraft fuel	60,005	79,087	113,663	148,713
Salary and benefits	68,553	53,598	137,761	112,151
Station operations	33,328	24,462	64,061	48,314
Maintenance and repairs	29,261	23,727	55,753	45,119
Depreciation and amortization	25,396	24,904	50,081	49,251
Sales and marketing	5,317	5,753	11,125	12,854
Aircraft lease rentals	219	680	452	1,398
Other	18,296	17,135	34,968	32,687
Total operating expenses	240,375	229,346	467,864	450,487
OPERATING INCOME	104,476	92,756	225,603	200,854
OTHER (INCOME) EXPENSE:
Interest income	(938)	(542)	(1,903)	(647)
Interest expense	7,390	7,017	14,629	13,843
Other, net	(72)	(55)	(81)	(51)
Total other expense	6,380	6,420	12,645	13,145
INCOME BEFORE INCOME TAXES	98,096	86,336	212,958	187,709
PROVISION FOR INCOME TAXES	37,249	31,997	80,131	68,548
NET INCOME	60,847	54,339	132,827	119,161
Net loss attributable to noncontrolling interest	—	—	—	(44)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$60,847	$54,339	$132,827	$119,205
Earnings per share to common stockholders:
Basic	$3.69	$3.19	$8.09	$6.95
Diluted	$3.68	$3.18	$8.07	$6.93
Shares used for computation:
Basic	16,420	16,954	16,340	17,073
Diluted	16,442	16,992	16,365	17,114

Cash dividend declared per share:	$0.70	$0.25	$1.00	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$60,847	$54,339	$132,827	$119,161
Other comprehensive income (loss):
Change in available for sale securities, net of tax	148	95	439	398
Foreign currency translation adjustment	43	263	(63)	263
Change in derivatives, net of tax	6	(454)	(325)	540
Reclassification of derivative gains into Other revenue	(245)	(266)	(510)	(743)
Total other comprehensive (loss) income	(48)	(362)	(459)	458
TOTAL COMPREHENSIVE INCOME	60,799	53,977	132,368	119,619
Comprehensive loss attributable to noncontrolling interest	—	—	—	(44)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$60,799	$53,977	$132,368	$119,663

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$132,827	$119,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,081	49,251
(Gain) loss on aircraft and other equipment disposals	(472)	1,636
Provision for obsolescence of expendable parts, supplies and fuel	1,043	780
Amortization of deferred financing costs	745	697
Share-based compensation expense	3,002	6,282
Deferred income taxes	2,753	1,719
Excess tax benefits from share-based compensation	—	(1,970)
Changes in certain assets and liabilities:
Accounts receivable	(4,895)	212
Prepaid expenses	584	(631)
Accounts payable	3,505	1,121
Accrued liabilities	28,556	13,909
Air traffic liability	42,731	37,269
Other, net	(4,361)	1,309
Net cash provided by operating activities	256,099	230,745
INVESTING ACTIVITIES:
Purchase of investment securities	(197,611)	(162,090)
Proceeds from maturities of investment securities	180,078	168,023
Purchase of property and equipment, including pre-delivery deposits	(105,177)	(132,489)
Other investing activities	3,773	(271)
Net cash used by investing activities	(118,937)	(126,827)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(44,355)	(52,315)
Proceeds from the issuance of long-term debt	28,000	64,000
Repurchase of common stock	(63,319)	(82,787)
Principal payments on long-term debt	(39,210)	(29,483)
Other financing activities	293	528
Net cash used by financing activities	(118,591)	(100,057)
Net change in cash and cash equivalents	18,571	3,861
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,112	89,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,683	$93,471
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$11,936	$12,684
Income taxes paid, net of refunds	$59,928	$53,903

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. The Company has adopted the changes related to income taxes and cash flow presentation for excess tax benefits as of March 31, 2016 on a prospective basis, and prior periods have not been retrospectively adjusted. The remaining provisions of this ASU do not have an impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently assessing the impact of this new standard, specifically on its consolidated balance sheets, but does not expect adoption to significantly change the recognition, measurement or presentation of lease expenses within the consolidated statements of income or cash flows.

In May 2014, the FASB issued ASU 2014-09, intended to create a unified model to determine when and how revenue is recognized. Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance for numerous aspects of this standard which applies to all companies entering into contracts with customers to transfer goods or services. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The standard is effective for for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. The Company is currently evaluating the impact on its financial statements of adopting this new accounting standard.

Note 2 — Update to Accounting Policies

Prior to the quarter ended June 30, 2016, the Company's Airbus A320 series aircraft (and Boeing 757-200) had not experienced any major maintenance events, so a method to account for major maintenance events had not yet been applied. The first major maintenance events for the Airbus A320 series aircraft occurred during the second quarter 2016.

The Company accounts for major maintenance costs for its MD-80 airframes and the related JT8D-219 engines using the direct expense method. Under this method, major maintenance costs are charged to expense as incurred. The Company accounts for major maintenance costs for its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized, as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. The Company has not experienced any major maintenance events for the Boeing 757-200 fleet.

Note 3 — Investment Securities

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair market value with the unrealized gain or loss reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity. Excluded from the following table is the change in fair value attributable to the foreign currency risk being hedged. Refer to Note 7 - Derivative Instruments for additional information related to the Company's foreign currency hedge. Investment securities are classified as cash equivalents, short-term investments, and long-term investments based on maturity date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year.

Investment securities (in thousands):

	As of June 30, 2016				As of December 31, 2015
		Unrealized				Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$130,256	$35	$(57)	$130,234	$83,155	$—	$(1)	$83,154
Corporate debt securities	103,216	61	(26)	103,251	108,485	50	(154)	108,381
US Treasury bond	59,142	19	(2)	59,159	1,607	—	(1)	1,606
Municipal debt securities	27,540	1	(7)	27,534	52,669	2	(1)	52,670
Money market funds	9,639	—	—	9,639	781	—	—	781
Federal agency debt securities	9,313	14	—	9,327	73,783	—	(80)	73,703
Total	$339,106	$130	$(92)	$339,144	$320,480	$52	$(237)	$320,295

Note 4 — Property and Equipment

Property and equipment (in thousands):

	As of June 30, 2016	As of December 31, 2015
Flight equipment	$1,195,320	$1,123,115
Computer hardware and software	92,221	78,200
Ground property and equipment	75,098	72,078
Total property and equipment	1,362,639	1,273,393
Less accumulated depreciation and amortization	(425,514)	(387,451)
Property and equipment, net	$937,125	$885,942

Note 5 — Long-Term Debt

Long-term debt (in thousands):

	As of June 30, 2016	As of December 31, 2015
Fixed-rate notes payable due through 2020	$336,889	$341,738
Variable-rate notes payable due through 2021	293,832	299,940
Total long-term debt, net of related costs	630,721	641,678
Less current maturities	80,085	74,069
Long-term debt, net of current maturities and related costs	$550,636	$567,609

Maturities of long-term debt for the remainder of 2016 and for the next four years and thereafter, in aggregate (in thousands):

As of June 30, 2016
Remaining in 2016	$39,762
2017	81,378
2018	138,409
2019	342,634
2020	27,034
Thereafter	1,504
Total	$630,721

Secured Debt

In January 2016, the Company received $28.0 million of proceeds from notes executed in December 2015. The notes bear interest at a floating rate based on LIBOR plus 1.75 percent, are payable in quarterly installments through January 2021, and are secured by two Airbus A319 aircraft.

Note 6 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received by selling an asset or paid to transfer a liability in an orderly transaction between market participants.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 inputs that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016	Level 1	Level 2
Cash equivalents
Money market funds	$9,639	$9,639	$—
Commercial paper	1,199	—	1,199
Total cash equivalents	10,838	9,639	1,199
Short-term
Commercial paper	129,035	—	129,035
Corporate debt securities	81,087	—	81,087
Municipal debt securities	27,534	—	27,534
US Treasury Bonds	11,749	—	11,749
Federal agency debt securities	6,019	—	6,019
Total short-term	255,424	—	255,424
Long-term
US Treasury Bonds	47,410	—	47,410
Corporate debt securities	22,164	—	22,164
Federal agency debt securities	3,308	—	3,308
Derivative instruments	1,816	—	1,816
Total long-term	74,698	—	74,698
Total financial instruments	$340,960	$9,639	$331,321

	As of December 31, 2015	Level 1	Level 2
Cash equivalents
Commercial paper	$8,426	$—	$8,426
Money market funds	781	781	—
Municipal debt securities	754	—	754
Total cash equivalents	9,961	781	9,180
Short-term
Corporate debt securities	80,957	—	80,957
Commercial paper	74,728	—	74,728
Municipal debt securities	47,073	—	47,073
Federal agency debt securities	42,825	—	42,825
Total short-term	245,583	—	245,583
Long-term
Federal agency debt securities	30,878	—	30,878
Corporate debt securities	27,425	—	27,425
Municipal debt securities	4,843	—	4,843
Derivative instruments	2,480	—	2,480
US Treasury Bonds	1,606	—	1,606
Total long-term	67,232	—	67,232
Total financial instruments	$322,776	$781	$321,995

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

Carrying value and estimated fair value of long-term debt, including current maturities and excluding related costs (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$300,000	$312,750	$300,000	$299,250	2
Non-publicly held debt	334,958	314,325	346,179	327,321	3
Total long-term debt	$634,958	$627,075	$646,179	$626,571

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 7 — Derivative Instruments

The Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. For the six months ended June 30, 2016, the net change in fair value recorded in accumulated other comprehensive income related to the unrealized loss on the hedge was $0.3 million compared to an unrealized gain of $0.5 million for the six months ended June 30, 2015.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For the six months ended June 30, 2016, the Company realized $0.5 million in gains from its cash flow hedge into Other revenue, compared to $0.7 million for the six months ended June 30, 2015. As of June 30, 2016, the Company expects $0.6 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At June 30, 2016, the fair value of the Company's derivative instrument was $1.8 million compared to $2.5 million at December 31, 2015, and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 6 - Fair Value Measurements for additional information related to the estimated fair value.

Note 8 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased (not in thousands)	55,148	178,327	369,997	469,461
Average price per share	$139.08	$160.38	$166.70	$173.03
Total (in thousands)	$7,670	$28,600	$61,679	$81,232

During the three months ended June 30, 2016, the Company declared and paid recurring cash dividends of $0.70 per share, or $11.6 million. During the six months ended June 30, 2016, the Company declared and paid cash dividends of $1.00 per share, or $16.6 million.

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

For the three and six months ended June 30, 2016, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts in chart are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Allegiant Travel Company	$60,847	$54,339	$132,827	$119,205
Less net income allocated to participating securities	(283)	(265)	(663)	(609)
Net income attributable to common stock	$60,564	$54,074	$132,164	$118,596
Net income per share, basic	$3.69	$3.19	$8.09	$6.95
Weighted-average shares outstanding	16,420	16,954	16,340	17,073
Diluted:
Net income attributable to Allegiant Travel Company	$60,847	$54,339	$132,827	$119,205
Less net income allocated to participating securities	(350)	(265)	(765)	(607)
Net income attributable to common stock	$60,497	$54,074	$132,062	$118,598
Net income per share, diluted	$3.68	$3.18	$8.07	$6.93
Weighted-average shares outstanding	16,420	16,954	16,340	17,073
Dilutive effect of stock options, restricted stock and stock-settled stock appreciation rights	36	59	42	71
Adjusted weighted-average shares outstanding under treasury stock method	16,456	17,013	16,382	17,144
Participating securities excluded under two-class method	(14)	(21)	(17)	(30)
Adjusted weighted-average shares outstanding under two-class method	16,442	16,992	16,365	17,114

For the three and six months ended June 30, 2016, anti-dilutive shares excluded from the calculation of earnings per share were 20,415 and 41,838, respectively (shares not in thousands). For the three and six months ended June 30, 2015, anti-dilutive shares excluded were not material.

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of June 30, 2016, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	7
Airbus A320	15

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations (in thousands) are as follows:

As of June 30, 2016
Remaining in 2016	$65,980
2017	135,728
2018	67,367
2019	78,837
2020	42,447
Thereafter	3,361
Total commitments	$393,720

See Note 13 below concerning commitments entered into subsequent to June 30, 2016.

Note 11 — Related Party Transactions

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings for which the Company’s Chairman and Chief Executive Officer ("CEO") and an additional member of its Board of Directors owned minority interests as limited partners. For the six months ended June 30, 2015, the Company made rent payments of $1.0 million under the terms of these agreements. Beginning in 2016, payments for the 10,000 square feet of office space are no longer being made to a related party entity as the lender has taken ownership of the property. Additionally, the Company exercised its option to terminate the lease for 70,000 square feet of space effective in May 2015. The Company paid $1.3 million in January 2016 in settlement of litigation in connection with the termination of this lease.

Game Plane, LLC, a wholly owned subsidiary of the Company, partnered with Alpine Labs, LLC to produce and distribute game shows filmed on Company flights. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. For the six months ended June 30, 2015, the Company made payments of $0.4 million to Alpine Labs, LLC. No payments were made for the six months ended June 30, 2016, as no additional shows are being filmed. The Company does not expect any further expenses related to this project.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing, LLC. During the six months ended June 30, 2015, the Company made sponsorship payments totaling $1.5 million to GMS Racing, LLC. No payments were made for the six months ended June 30, 2016 and no future payments are anticipated.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content, with a current focus on the Company's operating groups. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. The Company also expects program development to facilitate recurrent training and to contribute to cost savings in the future, and is in the process of seeking approval from the Federal Aviation Administration ("FAA") on various aspects of this training program. During the six months ended June 30, 2015 and 2016, the Company made payments to these entities of $1.0 million and $1.4 million, respectively. The project is expected to conclude in 2016.

Note 12 — Fuel Tax Refunds

During the second quarter 2016, the Company received a $5.4 million fuel tax refund from the State of Florida, as well as recorded $2.9 million in receivables for which claims have been submitted and funds are expected to be received by the end of 2016. These refunds are reflected as a decrease to Aircraft fuel expense on the Company's consolidated statements of income.

Note 13 — Subsequent Events

In July 2016, the Company executed a purchase agreement for 12 new Airbus A320 aircraft for which delivery is expected in 2017 and 2018.

In July 2016, the Company drew down $50.4 million against its senior secured revolving credit facility entered into in December 2015. Notes under this facility bear interest at a floating rate based on LIBOR and are due in December 2017. Also in July 2016, the Company borrowed $42.0 million secured by three Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR and will be payable in quarterly installments through July 2021.

The Company reached a tentative agreement with the International Brotherhood of Teamsters for a collective bargaining agreement with its pilots in the second quarter 2016. The agreement was ratified by the Company's pilots in July 2016, and provides for enhancements to pay scales, benefits, and limited work rules. Estimated expenses over the five-year agreement term are expected to have a significant impact on the Company's results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2016 and 2015. Also discussed is our financial position as of June 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

SECOND QUARTER REVIEW

Highlights:

•	Total operating revenue increase of $22.7 million over second quarter 2015,

•	operating margin of 30.3 percent,

•	increase in net income of $6.5 million over second quarter 2015,

•	$3.68 earnings per share (fully diluted),

•	operating 342 routes as of quarter end versus 271 at the same point in 2015, and announcement of 12 new routes to begin in third and fourth quarters 2016,

•	return of $7.7 million to shareholders through open market stock repurchases during the quarter, $61.7 million year to date,

•	payment of quarterly recurring cash dividends of $11.6 million during the quarter, $16.6 million year to date

Overview

Our average number of aircraft in revenue service increased 12.6 percent compared to the same period in 2015 due to our growth strategy and continued shift toward Airbus A320 series aircraft. During the quarter, we placed four used Airbus A320 series aircraft into revenue service and entered into purchase agreements for an additional four used Airbus A320 series aircraft which we expect will enter our operating fleet in 2017 and 2018.

In July 2016, we also signed a purchase agreement to acquire 12 new Airbus A320 series aircraft expected to enter service in 2017 and 2018. The new aircraft are expected to have 186 seats. Although these aircraft will have higher purchase prices, we expect the benefits of a greater number of seats, better fuel efficiency, lower maintenance costs, and longer depreciable lives will more than offset the additional cost.

We experienced operational irregularities over the summer 2016, including higher cancellations and delays of flights operated by our MD-80 aircraft. The acquisition of additional Airbus A320 series aircraft is part of our overall fleet replacement strategy to accelerate the retirement of our MD-80 fleet, which we now expect to fully retire by the end of 2019. This is an industry-wide trend, as other carriers currently operating MD-80 aircraft are systematically retiring them from their fleets. As we retire these aircraft, we expect that our dispatch reliability will continue to improve.

During the second quarter 2016, we recorded $8.3 million in fuel tax refunds as detailed in Item I, Notes to Consolidated Financial Statements, Note 12 - Fuel Tax Refunds. Including the refunds, our average fuel cost per gallon was $1.36 compared to $1.55 with it excluded, and compared to $2.06 per gallon in second quarter 2015. Our Airbus A320 series aircraft, which are significantly more fuel efficient than both the MD-80 and Boeing 757-200 fleet types, flew 47.8 percent of second quarter available seat miles ("ASMs") ASMs versus 30.7 percent a year ago. Operating expense per available seat mile ("CASM") decreased 11.4 percent in the second quarter 2016 compared to 2015, largely attributable to the decrease in fuel cost, the above mentioned fuel tax refunds, and improved fuel efficiency of our fleet.

Our financial performance and strong liquidity position continue to allow us to invest in the growth of our fleet while returning capital to our shareholders through share repurchases and dividends.

Additionally, we launched our "$1 Million Dollar Summer" promotion in which we have been working closely with partners in the communities we serve to identify groups and individuals in need of complimentary travel. The goal of the promotion is to inspire travelers to connect with the people and places that are most meaningful in their lives. We also expanded our partnership with Make-A-Wish® in April 2016 by donating 7,500 square feet of office space, at our headquarters campus, to the Southern Nevada chapter, providing a new home for the nonprofit organization's administrative headquarters. The site will also serve as the host location for volunteer training, meetings and a place of support for families of children receiving wishes.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015
MD83/88	49	51	53
B757-200	5	5	6
A319 (1)	15	10	7
A320	16	14	9
Total	85	80	75
(1) Excludes 12 A319 aircraft on lease to a European carrier until 2018.

As of June 30, 2016, we have firm commitments to purchase 22 used Airbus A320 series aircraft which we expect to be delivered between 2016 and 2020.

In July 2016, we entered into a purchase agreement for 12 new A320 aircraft expected to enter service in 2017 and 2018.

In addition, we expect to add to our operating fleet 12 Airbus A320 series aircraft currently owned by us and on lease to a European carrier until 2018.

Fleet Plan

The below table indicates the number of aircraft expected to be in service by the end of this year based on currently scheduled additions to, and retirements from, our operating fleet.

As of December 31, 2016
MD-80	48
B757-200	4
A319	17
A320	16
Total	85

NETWORK

The following illustrates our network as of the dates indicated (includes cities served seasonally):

* Total is included in under-served cities.

Our network as of the end of the second quarter 2016 represents a 26.2 percent increase in the number of routes flown compared to the same time in 2015. Including recent service announcements, we were selling 354 routes as of June 30, 2016, including one new destination: Newark, NJ (providing service to New York City, NY) and two new origination cities: Ogdensburg, NY and Denver, CO (providing seasonal service to Montrose, CO).

TRENDS

During the second quarter 2016, we reached a tentative agreement with the International Brotherhood of Teamsters for a collective bargaining agreement with our pilots. The agreement was ratified by our pilots in July 2016, and provides for enhancements to pay scales, benefits, and limited work rules. Estimated incremental expense in the first year of the contract is expected to be approximately $44.5 million and an estimated increase in total cost of $290.0 million is expected over the five-year agreement term which goes into effect on August 1, 2016.

Negotiations with our flight attendants under the appointment of the National Mediation Board are in process. Any labor agreement reached following negotiations would also likely increase our operating costs.

In July 2016, we received the results of the FAA Certificate Holder Evaluation Process ("CHEP") audit conducted during the second quarter of this year. A CHEP audit evaluates the design and performance of all aspects of an airline's operations. All findings identified during this process were determined by the FAA to be minor. We expect to respond to the FAA with a written action plan by the end of September 2016.

We added four used Airbus A320 series aircraft during the second quarter of 2016 and retired one MD-80 aircraft. As we continue to take advantage of the opportunity to add used Airbus A320 series aircraft, as well as the 12 new Airbus A320 aircraft mentioned above, we are able to grow our Airbus fleet while systematically retiring our MD-80 aircraft, with planned MD-80 fleet retirement by the end of 2019. We also plan to retire all of our Boeing 757-200 aircraft by the end of 2017.

Airbus aircraft are significantly more fuel efficient than both the MD-80 and Boeing 757-200 aircraft and as fuel costs, in the long-term, remain uncertain, fuel cost volatility could materially affect our future operating costs.

Though our profitability has increased, unit revenues for the second quarter 2016 decreased more than 9 percent over last year driven primarily by capacity growth from a mix of peak and off-peaking flying, as well as the increased number of cancellations mentioned above. In the current low-cost fuel environment, we expect competitive capacity trends will continue to put pressure on our yield. Additionally, there have been recent announcements by other ultra low cost carriers in which they intend to begin flying into several of our previously non-competitive markets. This competition may put additional pressure on our unit revenues. Based on recent announcements and published schedules by us and other carriers, we expect there will be mainline competition on 69 of the 361 routes that we expect to be operating in third quarter 2016.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2016 to three months ended June 30, 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the second quarter 2016 increased by $2.8 million compared to 2015. The increase was primarily driven by a 17.4 percent increase in scheduled service passengers, offset by a decrease of 13.6 percent in scheduled service average base fare. In addition to fare pressure from capacity growth, increased off-peak flying and industry factors, scheduled service average base fare during the quarter was also adversely impacted by passenger refunds resulting from irregular operations from flight cancellations which were substantially higher than the second quarter last year.

Ancillary air-related charges. Ancillary air-related charges for the second quarter 2016 increased $15.3 million, or 13.5 percent, compared to 2015 due mostly to the increase in scheduled service passengers resulting from continued network growth, the effects of which were diluted by a decrease in ancillary air-related charges per passenger.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended June 30,		Percent
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$38,302	$35,978	6.5%
Cost of goods sold	(26,052)	(24,681)	5.6
Transaction costs (1)	(285)	(321)	(11.2)
Ancillary revenue - third party products	$11,965	$10,976	9.0
As percent of gross ancillary revenue - third party	31.2%	30.5%	0.7 pp
Hotel room nights	116,651	123,412	(5.5)
Rental car days	413,870	330,570	25.2
(1) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased 9.0 percent for the second quarter 2016 compared to 2015 as a result of our increase in scheduled service passengers, which was offset by a 7.1 percent decrease in ancillary third party revenue per passenger largely attributable to lower hotel room sales.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2016 increased $3.7 million from 2015 due to increased charter activity versus last year, specifically charter services for the Department of Defense and the commencement of Apple Vacations charter service in December 2015. The effects of the additional agreements were slightly offset by the discontinuation of Peppermill Resorts charter service in January 2016.

Other revenue. Other revenue for the second quarter 2016 decreased slightly compared with 2015, due mostly to foreign currency exchange rates impacting aircraft lease revenue related to 12 Airbus A320 series aircraft.

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

	Three Months Ended June 30,		Percent
	2016	2015	Change
Aircraft fuel*	$20.85	$32.11	(35.1)%
Salaries and benefits	23.82	21.76	9.5
Station operations	11.58	9.93	16.6
Maintenance and repairs	10.17	9.63	5.6
Depreciation and amortization	8.82	10.11	(12.8)
Sales and marketing	1.85	2.34	(20.9)
Aircraft lease rentals	0.08	0.28	(71.4)
Other	6.34	6.96	(8.9)
Operating expense per passenger*	$83.51	$93.12	(10.3)%
Operating expense per passenger, excluding fuel	$62.66	$61.01	2.7%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended June 30,				Percent
	2016		2015		Change
Aircraft fuel*	1.89	¢	2.95	¢	(35.9)%
Salaries and benefits	2.16		1.99		8.5
Station operations	1.05		0.91		15.4
Maintenance and repairs	0.92		0.88		4.5
Depreciation and amortization	0.80		0.93		(14.0)
Sales and marketing	0.17		0.21		(19.0)
Aircraft lease rentals	0.01		0.03		(66.7)
Other	0.56		0.63		(11.1)
CASM*	7.56	¢	8.53	¢	(11.4)%
Operating CASM, excluding fuel	5.67	¢	5.58	¢	1.6%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

Aircraft fuel expense. Aircraft fuel expense decreased $19.1 million, or 24.1 percent, for the second quarter 2016 compared to 2015. Excluding one-time, $8.3 million fuel tax refunds, fuel expense decreased 13.7 percent compared to 2015. The system average fuel cost per gallon decreased 24.8 percent (excluding the fuel tax refunds), which was offset by a 15.1 percent increase in system fuel gallons consumed resulting from an 18.2 percent increase in total system capacity.

ASMs per gallon increased 2.7 percent over second quarter 2015 as Airbus aircraft flew 47.8 percent of scheduled service ASMs in the second quarter 2016, compared to 30.7 percent for the same period in 2015. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft (systematically being retired), we anticipate our fuel efficiency will continue to improve.

Salary and benefits expense. Salary and benefits expense increased $15.0 million, or 27.9 percent, for the second quarter 2016 when compared to the same period last year. The increase is primarily attributable to a 26.2 percent increase in the number of full-time equivalent employees needed to support an increase in aircraft in service, increased profitability, and network and operational growth. Additionally, due to our increased profitability, our bonus accrual increased $1.9 million during the second quarter 2016 compared to 2015.

Station operations expense. Station operations expense for the second quarter 2016 increased 36.2 percent, which outpaced an 18.7 percent increase in system departures, compared to the same period in 2015. This increase is partially because we served more medium-sized cities in the second quarter 2016 compared to 2015, which typically have higher ground handling fees than the smaller airports we serve. Additionally, we have experienced overall rate increases at numerous stations and increased inconvenienced traveler expenses due to irregular operations this summer, including higher flight delays and cancellations.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2016 increased $5.5 million, or 23.3 percent, compared to the same period in 2015. This increase is partially the result of a 12.6 percent increase in the average number of aircraft in service during the second quarter 2016 compared to 2015, in addition to an increase in outsourced maintenance labor and costs related to operational irregularities experienced this summer.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2016 increased slightly when compared to 2015, despite a 12.6 percent increase in the average number of aircraft in service. This is due to reduced depreciation on our MD-80 fleet as it nears full depreciation, the effects of which are offsetting increases in Airbus A320 series aircraft depreciation due to a higher number of Airbus aircraft in service.

Sales and marketing expense. Sales and marketing expense for the second quarter 2016 decreased $0.4 million compared to the same period in 2015. As we charge for credit card fee reimbursement, at zero margin, which is applied as a reduction to sales and marketing expense, the net amount paid by us for credit card fees was reduced. Credit card fee reimbursement charges, reflected net in sales and marketing expense, for the second quarter 2016 and 2015 were $6.3 million and $5.7 million respectively, the difference accounting for the change in this line item quarter over quarter.

Aircraft lease rentals expense. Aircraft lease rentals expense for the second quarter 2016 decreased $0.5 million compared to the same period in 2015 as we had fewer sub-service flights in the current quarter. We do not currently have any aircraft under lease.

Other operating expense. Other operating expense for the second quarter 2016 increased 6.8 percent compared to 2015, due primarily to increased flight crew training needed to support our growing operating fleet.

Other (Income) Expense

Other expense for the second quarter 2016 remained relatively flat compared to the same period in 2015 as additional interest income offset increased interest expense from higher debt balances.

Income Tax Expense

Our effective income tax rate remained relatively flat year over year, at 38.0 percent for the three months ended June 30, 2016, compared to 37.1 percent for the three months ended June 30, 2015. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2016 to six months ended June 30, 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the six months ended June 30, 2016 increased $3.9 million compared with 2015. The increase was mostly the result of a 16.5 percent increase in scheduled service passengers offset by a 13.3 percent decrease in scheduled service average base fare attributable to the factors mentioned above.
Ancillary air-related charges. Ancillary air-related charges for the six months ended June 30, 2016 increased $31.1 million, or 14.3 percent, compared with 2015. This was primarily due to the increase in scheduled service passengers resulting from continued network growth, the effects of which were diluted by a slight decrease in ancillary air-related charges per passenger.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Six Months Ended June 30,		Percent
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$75,608	$73,293	3.2%
Cost of goods sold	(51,751)	(50,650)	2.2
Transaction costs (1)	(634)	(870)	(27.1)
Ancillary revenue - third party products	$23,223	$21,773	6.7
As percent of gross ancillary revenue - third party	30.7%	29.7%	1.0 pp
Hotel room nights	225,319	258,842	(13.0)
Rental car days	768,685	634,138	21.2
 (1) Includes payment expenses and travel agency commissions.

Ancillary third party products revenue for the six months ended June 30, 2016 increased $1.5 million over the same period in 2015. This was due to the increase in scheduled service passengers, offset by an 8.3 percent decrease in ancillary third party products revenue per passenger, largely attributable to lower hotel room sales.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2016 increased $6.2 million compared with 2015, due to increased charter services for the Department of Defense and the commencement of charter service for Apple Vacations (contract began in December 2015), resulting in a combined $9.3 million of revenue during the first six months of 2016. The effects of these agreements were partially offset by the discontinuation of Peppermill Resorts charter service in January 2016.

Other revenue. Other revenue for the six months ended June 30, 2016 decreased slightly compared with 2015, due mostly to foreign currency exchange rates impacting aircraft lease revenue related to 12 Airbus A320 series aircraft.
Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Six Months Ended June 30,		Percent
	2016	2015	Change
Aircraft fuel*	$20.77	$31.51	(34.1)%
Salaries and benefits	25.18	23.77	5.9
Station operations	11.71	10.24	14.4
Maintenance and repairs	10.19	9.56	6.6
Depreciation and amortization	9.15	10.44	(12.4)
Sales and marketing	2.03	2.72	(25.4)
Aircraft lease rentals	0.08	0.30	(73.3)
Other	6.40	6.94	(7.8)
Operating expense per passenger*	$85.51	$95.48	(10.4)%
Operating expense per passenger, excluding fuel	$64.74	$63.97	1.2%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,				Percent
	2016		2015		Change
Aircraft fuel*	1.84	¢	2.85	¢	(35.4)%
Salaries and benefits	2.23		2.15		3.7
Station operations	1.04		0.93		11.8
Maintenance and repairs	0.90		0.86		4.7
Depreciation and amortization	0.81		0.94		(13.8)
Sales and marketing	0.18		0.25		(28.0)
Aircraft lease rentals	0.01		0.03		(66.7)
Other	0.56		0.63		(11.1)
CASM*	7.57	¢	8.64	¢	(12.4)%
Operating CASM, excluding fuel	5.73	¢	5.79	¢	(1.0)%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

Aircraft fuel expense. Aircraft fuel expense decreased $35.1 million, or 23.6 percent, for the six months ended June 30, 2016 compared to the same period in 2015. Excluding one-time $8.3 million fuel tax refunds, fuel expense decreased 18.0 percent compared to 2015. The system average fuel cost per gallon declined by 29.0 percent compared to 2015 (excluding the fuel tax refunds), which was offset by a 15.2 percent increase in system fuel gallons consumed resulting from an 18.5 percent increase in total system capacity.
ASMs per gallon increased 2.7 percent for the six months ended June 30, 2016 compared to the same period in 2015 as Airbus aircraft flew 46.7 percent of scheduled service ASMs in 2016, compared to 29.0 percent for the same period in 2015. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft, we anticipate our fuel efficiency will continue to improve.
Salary and benefits expense. Salary and benefits expense increased $25.6 million, or 22.8 percent for the six months ended June 30, 2016 compared to the same period in 2015. The increase is attributable to a 26.2 percent increase in the number of full-time equivalent employees associated with a 13.7 percent increase in average number of aircraft in service, as well as overall network and company growth. Additionally, due to our increased profitability, there was a $3.0 million increase to our bonus accrual during the first six months of 2016 compared to 2015.
Station operations expense. Station operations expense for the six months ended June 30, 2016 increased $15.7 million, or 32.6 percent, compared to the same period in 2015, which outpaced an 18.5 percent increase in system departures. Station expense per departure increased 11.8 percent compared to last year partially because we are serving more medium-sized cities in 2016 compared to 2015, and these airports typically have higher ground handling fees than the smaller airports we serve. We have also experienced overall rate increases at numerous stations and increased inconvenienced traveler expenses due to irregular operations this summer.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2016 increased $10.6 million, or 23.6 percent, compared with the same period in 2015, partially due to a 13.7 percent increase in our average number of aircraft in service over 2015. In addition, because we account for the major maintenance costs of our MD-80 airframes and the related JT8D-219 engines using the direct expense method, those major maintenance costs are charged to expense as incurred which can result in expense volatility between quarterly and annual periods. We had 12 engine overhaul events on our JT8D-219 engines in the first six months of 2016 compared to seven for the same period in 2015.
We account for the major maintenance of our Airbus airframes and related CFM engines using the deferral method. Under the deferral method, the cost of major maintenance is capitalized and amortized until the next scheduled major maintenance event, as a component of depreciation and amortization expense in the statement of income.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2016 increased $0.8 million, or 1.7 percent, compared to the same period in 2015 despite a 13.7 percent increase in average number of aircraft in service. As our fleet grows, our Airbus aircraft will continue to comprise a larger percentage of total depreciation expense as more are added to revenue service, the effects of which are offset by reduced depreciation on our MD-80 fleet as it nears full depreciation.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2016 decreased $1.7 million, or 13.5 percent, compared to the same period in 2015. As we charge for credit card fee reimbursement, at zero margin, which is applied as a reduction to sales and marketing expense, the net amount paid by us for credit card fees was reduced. Credit card fee reimbursement charges, reflected net in sales and marketing expense, for the six months ended June 30, 2016 and 2015 were $13.2 million and $10.5 million respectively. We also concluded several advertising projects at the end of 2015.
Aircraft lease rentals expense. Aircraft lease rentals expense for the six months ended June 30, 2016 decreased 67.7 percent compared to the same period in 2015, as sub-service flights were minimal for the current period. We do not currently have any aircraft under lease.

Other expense. Other expense for the six months ended June 30, 2016 increased $2.3 million, or 7.0 percent, compared to 2015. This is primarily due to increased crew training in 2016 to support our fleet and network growth.

Other (Income) Expense

Other expense for the six months ended June 30, 2016 decreased $0.5 million compared to the same period in 2015 as interest income more than offset increased interest expense from higher debt balances.

Income Tax Expense

Our effective income tax rate was 37.6 percent for the six months ended June 30, 2016, up slightly from 36.5 percent for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 differed from the statutory federal income tax rate of 35.0 percent primarily due to executive compensation deduction limitations as well as state and foreign taxes. The effective tax rate for the same period in 2015 was higher than the federal income tax rate due state and foreign taxes and was reduced by the effect of a one-time tax benefit related to the liquidation of a subsidiary.

While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,		Percent
	2016	2015	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,878,460	2,462,822	16.9
Revenue passenger miles (RPMs) (thousands)	2,665,753	2,307,065	15.5
Available seat miles (ASMs) (thousands)	3,178,904	2,690,457	18.2
Load factor	83.9%	85.7%	(1.8)
Operating revenue per ASM (RASM)** (cents)	10.85	11.97	(9.4)
Operating expense per ASM (CASM) (cents)***	7.56	8.53	(11.4)
Fuel expense per ASM (cents)***	1.89	2.95	(35.9)
Operating CASM, excluding fuel (cents)	5.67	5.58	1.6
Operating expense per passenger***	$83.51	$93.12	(10.3)
Fuel expense per passenger***	$20.85	$32.11	(35.1)
Operating expense per passenger, excluding fuel	$62.66	$61.01	2.7
ASMs per gallon of fuel	72.0	70.1	2.7
Departures	20,969	17,659	18.7
Block hours	48,506	40,919	18.5
Average stage length (miles)	893	896	(0.3)
Average number of operating aircraft during period	83.8	74.4	12.6
Average block hours per aircraft per day	6.4	6.0	6.7
Full-time equivalent employees at end of period	3,228	2,557	26.2
Fuel gallons consumed (thousands)	44,153	38,361	15.1
Average fuel cost per gallon***	$1.36	$2.06	(34.0)

Scheduled service statistics:
Passengers	2,850,112	2,426,985	17.4
Revenue passenger miles (RPMs) (thousands)	2,626,770	2,279,600	15.2
Available seat miles (ASMs) (thousands)	3,072,135	2,628,205	16.9
Load factor	85.5%	86.7%	(1.2)
Departures	20,171	16,949	19.0
Average passengers per departure	141	143	(1.4)
Scheduled service seats per departure	167.4	167.6	(0.1)
Block hours	46,763	39,794	17.5
Yield (cents)	7.20	8.17	(11.9)
Scheduled service revenue per ASM (PRASM) (cents)	6.16	7.09	(13.1)
Total ancillary revenue per ASM** (cents)	4.58	4.73	(3.2)
Total scheduled service revenue per ASM (TRASM)** (cents)	10.74	11.82	(9.1)
Average fare - scheduled service	$66.36	$76.77	(13.6)
Average fare - ancillary air-related charges	$45.16	$46.74	(3.4)
Average fare - ancillary third party products	$4.20	$4.52	(7.1)
Average fare - total	$115.72	$128.03	(9.6)
Average stage length (miles)	897	912	(1.6)
Fuel gallons consumed (thousands)	42,698	37,379	14.2
Average fuel cost per gallon***	$1.36	$2.08	(34.6)
Percent of sales through website during period	93.9%	95.0%	(1.1)
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
*** Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

	Six Months Ended June 30,		Percent
	2016	2015	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	5,471,367	4,719,057	15.9
Revenue passenger miles (RPMs) (thousands)	5,185,903	4,498,533	15.3
Available seat miles (ASMs) (thousands)	6,180,289	5,216,488	18.5
Load factor	83.9%	86.2%	(2.3)
Operating revenue per ASM (RASM)** (cents)	11.22	12.49	(10.2)
Operating expense per ASM (CASM) (cents)***	7.57	8.64	(12.4)
Fuel expense per ASM (cents)***	1.84	2.85	(35.4)
Operating CASM, excluding fuel (cents)	5.73	5.79	(1.0)
Operating expense per passenger***	$85.51	$95.48	(10.4)
Fuel expense per passenger***	$20.77	$31.51	(34.1)
Operating expense per passenger, excluding fuel	$64.74	$63.97	1.2
ASMs per gallon of fuel	72.1	70.2	2.7
Departures	39,887	33,646	18.5
Block hours	94,776	79,652	19.0
Average stage length (miles)	913	912	0.1
Average number of operating aircraft during period	83.0	73.0	13.7
Average block hours per aircraft per day	6.3	6.0	5.0
Full-time equivalent employees at end of period	3,228	2,557	26.2
Fuel gallons consumed (thousands)	85,676	74,363	15.2
Average fuel cost per gallon***	$1.33	$2.00	(33.5)

Scheduled service statistics:
Passengers	5,417,421	4,650,688	16.5
Revenue passenger miles (RPMs) (thousands)	5,110,323	4,443,218	15.0
Available seat miles (ASMs) (thousands)	5,970,086	5,085,910	17.4
Load factor	85.6%	87.4%	(1.8)
Departures	38,346	32,270	18.8
Average passengers per departure	141	144	(2.1)
Scheduled service seats per departure	167.5	167.8	(0.2)
Block hours	91,326	77,340	18.1
Yield (cents)	7.65	8.71	(12.2)
Scheduled service revenue per ASM (PRASM) (cents)	6.54	7.61	(14.1)
Total ancillary revenue per ASM** (cents)	4.57	4.72	(3.2)
Total scheduled service revenue per ASM (TRASM)** (cents)	11.11	12.33	(9.9)
Average fare - scheduled service	$72.12	$83.18	(13.3)
Average fare - ancillary air-related charges	$46.08	$46.98	(1.9)
Average fare - ancillary third party products	$4.29	$4.68	(8.3)
Average fare - total	$122.49	$134.84	(9.2)
Average stage length (miles)	917	926	(1.0)
Fuel gallons consumed (thousands)	82,852	72,379	14.5
Average fuel cost per gallon***	$1.33	$2.02	(34.2)
Percent of sales through website during period	94.1%	95.2%	(1.1)
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
*** Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $407.8 million at December 31, 2015 to $444.4 million at June 30, 2016. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale. As of June 30, 2016, our unrestricted cash and investment securities balance (including short-term and long-term investments) was $434.0 million.

During the first half of 2016, our primary source of funds was $256.1 million generated by operations. Our operating cash flows and borrowings have allowed us to return value to shareholders and invest in the growth of our fleet. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We expect to finance a significant portion of the purchase price of our new Airbus aircraft order and believe the financing will be available on acceptable terms. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend which increased from $0.30 per share in first quarter 2016 to $0.70 per share in second quarter 2016, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. In April 2016, our Board of Directors approved an increase to $100 million in authority under our stock repurchase plan of which $92.3 million of authority remains as of June 30, 2016. There is no expiration date for the program.

Debt

Our long-term debt obligations, excluding related costs, decreased from $646.2 million as of December 31, 2015 to $635.0 million as of June 30, 2016 as we made scheduled payments on our debt and did not borrow additional funds during the quarter.

In July 2016, we borrowed $42.0 million secured by three Airbus A320 series aircraft as well as $50.4 million against our senior secured revolving credit facility entered into in December 2015.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2016, our operating activities provided $256.1 million of cash compared to $230.7 million during the same period of 2015. The increase was primarily the result of a $13.7 million increase in net income and larger increases in our accrued liabilities and air traffic liability balances. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, for which the majority of tickets are purchased prior to the day travel occurs.

Investing Activities. Cash used in investing activities was $118.9 million for the six months ended June 30, 2016 compared to $126.8 million for the same period in 2015. During the six months ended June 30, 2016 and 2015, our primary use of cash was for the purchase of property and equipment of $105.2 million and $132.5 million, respectively. Our net cash used to purchase investment securities (net of proceeds from maturities) was $17.5 million in 2016 compared to $5.9 million net cash received from proceeds of investment maturities (net of purchases) in 2015.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2016 was $118.6 million compared to $100.1 million for the same period in 2015. During the six months ended June 30, 2016, we repurchased common stock for $63.3 million and paid cash dividends of $44.4 million, including the special dividend declared in 2015 and paid in January 2016. We also had $11.2 million of cash outflows related to principal payments of debt, net of debt proceeds. During the same period in 2015, our primary use of cash was also the repurchase of common stock for $82.8 million and payment of cash dividends of $52.3 million. These uses were offset by $34.5 million of proceeds from the issuance of debt, net of principal payments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 and as supplemented by disclosure in Part I - Notes to Consolidated Financial Statements, Note 2. No other material changes have been made for the six months ended June 30, 2016.

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

Aircraft Fuel. Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 24.3 percent of our operating expenses for the six months ended June 30, 2016. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2016, a hypothetical ten percent increase in the average price per gallon of fuel (excluding the fuel tax refunds) would have increased fuel expense by approximately $7.0 million and $11.9 million, respectively.

Interest Rates. As of June 30, 2016, we had a total of $295.7 million in variable-rate debt, including current maturities, but excluding related costs. A hypothetical 100 basis point change in market interest rates for the three and six months ended June 30, 2016, would have affected interest expense by $0.7 million and $1.7 million, respectively.

As of June 30, 2016, we had a total of $339.3 million in fixed-rate debt, including current maturities, but excluding related costs, which had a fair value of $349.6 million. At December 31, 2015, we had a total of $344.3 million in fixed-rate debt, including current maturities, but excluding related costs, which had a fair value of $342.5 million. A hypothetical 100 basis point change in market interest rates as of June 30, 2016 would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such dates.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the second quarter 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April	91	$174.29	None
May	13,718	138.24	13,718
June	41,430	139.35	41,430
Total	55,239	$139.14	55,148	$92,330

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

ALLEGIANT TRAVEL COMPANY

Date:	August 1, 2016	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer