Form 10-Q
period 2016-09-30
Allegiant Travel CO
filed 2016-11-01
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of the close of business on October 14, 2016 was 16,546,142.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$48,718	$87,112
Restricted cash	13,787	10,358
Short-term investments	269,341	245,583
Accounts receivable	28,173	15,146
Expendable parts, supplies and fuel, net	16,627	15,583
Prepaid expenses	15,129	18,276
Other current assets	1,654	3,185
TOTAL CURRENT ASSETS	393,429	395,243
Property and equipment, net	1,066,108	885,942
Long-term investments	65,247	64,752
Other assets	10,030	5,725
TOTAL ASSETS	$1,534,814	$1,351,662
CURRENT LIABILITIES:
Accounts payable	$11,021	$6,801
Accrued liabilities	106,876	109,462
Air traffic liability	220,527	198,136
Current maturities of long-term debt, net of related costs	137,452	74,069
TOTAL CURRENT LIABILITIES	475,876	388,468
Long-term debt, net of current maturities and related costs	561,493	567,609
Deferred income taxes	47,740	45,580
Other noncurrent liabilities	7,417	—
TOTAL LIABILITIES:	1,092,526	1,001,657
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	22	22
Treasury stock	(515,821)	(453,415)
Additional paid in capital	234,298	228,945
Accumulated other comprehensive income, net	57	834
Retained earnings	723,732	573,619
TOTAL EQUITY	442,288	350,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,534,814	$1,351,662

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUE:
Scheduled service revenue	$177,361	$170,002	$568,089	$556,842
Ancillary revenue:
Air-related charges	127,301	107,554	376,944	326,055
Third party products	11,259	9,890	34,482	31,663
Total ancillary revenue	138,560	117,444	411,426	357,718
Fixed fee contract revenue	9,183	4,640	22,690	11,993
Other revenue	8,377	7,870	24,743	24,745
Total operating revenue	333,481	299,956	1,026,948	951,298
OPERATING EXPENSES:
Aircraft fuel	69,305	68,272	182,969	216,985
Salary and benefits	73,424	58,968	211,185	171,119
Station operations	32,252	26,454	96,313	74,768
Maintenance and repairs	26,263	25,369	82,016	70,488
Depreciation and amortization	25,881	24,346	75,962	73,597
Sales and marketing	5,650	4,053	16,774	16,907
Aircraft lease rentals	472	695	924	2,092
Other	23,394	14,717	58,363	47,402
Total operating expenses	256,641	222,874	724,506	673,358
OPERATING INCOME	76,840	77,082	302,442	277,940
OTHER (INCOME) EXPENSE:
Interest expense	6,938	6,687	21,567	20,531
Interest income	(1,028)	(301)	(2,932)	(948)
Other, net	(61)	(67)	(142)	(117)
Total other expense	5,849	6,319	18,493	19,466
INCOME BEFORE INCOME TAXES	70,991	70,763	283,949	258,474
PROVISION FOR INCOME TAXES	25,538	26,305	105,669	94,853
NET INCOME	45,453	44,458	178,280	163,621
Net loss attributable to noncontrolling interest	—	—	—	(44)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$45,453	$44,458	$178,280	$163,665
Earnings per share to common stockholders:
Basic	$2.76	$2.63	$10.74	$9.57
Diluted	$2.75	$2.62	$10.73	$9.55
Shares used for computation:
Basic	16,389	16,831	16,493	17,010
Diluted	16,406	16,869	16,514	17,050

Cash dividend declared per share:	$0.70	$0.30	$1.70	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$45,453	$44,458	$178,280	$163,621
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	(101)	(21)	336	377
Foreign currency translation adjustment	238	(32)	176	230
Change in derivatives, net of tax	(208)	171	(533)	712
Reclassification of derivative gains into Other revenue	(247)	(260)	(756)	(1,003)
Total other comprehensive (loss) income	(318)	(142)	(777)	316
TOTAL COMPREHENSIVE INCOME	45,135	44,316	177,503	163,937
Comprehensive loss attributable to noncontrolling interest	—	—	—	(44)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$45,135	$44,316	$177,503	$163,981

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$178,280	$163,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,962	73,597
Loss on aircraft and other equipment disposals	3,510	3,043
Provision for obsolescence of expendable parts, supplies and fuel	1,803	1,183
Amortization of deferred financing costs	1,154	945
Share-based compensation expense	4,342	10,736
Deferred income taxes	2,336	2,659
Excess tax benefits from share-based compensation	—	(3,869)
Changes in certain assets and liabilities:
Accounts receivable	(13,027)	(1,495)
Prepaid expenses	3,147	1,489
Accounts payable	4,220	(1,775)
Accrued liabilities	26,153	(2,228)
Air traffic liability	22,391	24,410
Other, net	(2,178)	(4,706)
Net cash provided by operating activities	308,093	267,610
INVESTING ACTIVITIES:
Purchase of investment securities	(291,954)	(272,970)
Proceeds from maturities of investment securities	268,037	293,181
Aircraft pre-delivery deposits	(113,771)	—
Purchase of property and equipment, including capitalized interest	(150,314)	(173,926)
Other investing activities	3,999	687
Net cash used by investing activities	(284,003)	(153,028)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(55,895)	(57,410)
Excess tax benefits from share-based compensation	—	3,869
Proceeds from the issuance of long-term debt	120,410	93,000
Repurchase of common stock	(63,363)	(121,119)
Principal payments on long-term debt	(63,478)	(46,447)
Other financing activities	(158)	2,460
Net cash used by financing activities	(62,484)	(125,647)
Net change in cash and cash equivalents	(38,394)	(11,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,112	89,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,718	$78,545
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$17,070	$18,568
Income taxes paid, net of refunds	$79,818	$85,996

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its majority-owned operating subsidiaries. The Company has no independent assets or operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Investments in affiliates in which the Company’s ownership interest ranges from 20 to 50 percent and in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, intended to create a unified model to determine when and how revenue is recognized. Under this ASU and subsequently issued amendments, the core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, revenue related to certain air-related ancillary fees directly related to ticket revenue, such as seat fees and baggage fees, will likely no longer be considered distinct performance obligations separate from passenger travel. In addition, change fees previously recognized when received, will likely be recognized when air travel is provided.

The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted, but not before December 15, 2016. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect significant classification modifications as a result of this ASU.

In March 2016, the FASB issued ASU 2016-09 which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. The Company has adopted the changes related to income taxes and cash flow presentation for excess tax benefits as of March 31, 2016 on a prospective basis, and prior periods have not been retrospectively adjusted. The remaining provisions of this ASU do not have an impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets, and does not expect adoption to significantly change the recognition, measurement or presentation of lease expense within the consolidated statements of income or cash flows.

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

On September 1, 2016, the Company launched the Allegiant World MasterCard issued by Bank of America. This is a co-branded credit card program providing cardholder benefits, which generates points based on dollar spend to be converted into dollars for items sold on the website such as flights, hotel rooms, car rentals and show tickets. The Company accounts for this new program using the relative selling price approach in accordance with ASU 2009-13 "Revenue Recognition (Topic 605) Multiple-Deliverable Arrangements." A portion of the revenue under the program is recognized monthly over the term of the arrangement as various marketing related services are performed by the Company. The remainder is deferred and recognized as points are redeemed for travel or other program benefits.

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

Investment securities (in thousands):

	As of September 30, 2016				As of December 31, 2015
		Unrealized				Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Commercial paper	$128,714	$8	$(136)	$128,586	$83,155	$—	$(1)	$83,154
Corporate debt securities	107,649	10	(92)	107,567	108,485	50	(154)	108,381
Federal agency debt securities	58,460	$9	$(38)	$58,431	73,783	—	(80)	73,703
Municipal debt securities	35,678	1	(29)	35,650	52,669	2	(1)	52,670
US Treasury Bonds	4,607	3	—	4,610	1,607	—	(1)	1,606
Money market funds	36	—	—	36	781	—	—	781
Total	$335,144	$31	$(295)	$334,880	$320,480	$52	$(237)	$320,295

Note 4 — Property and Equipment

Property and equipment (in thousands):

	As of September 30, 2016	As of December 31, 2015
Flight equipment, including pre-delivery deposits	$1,335,364	$1,123,115
Computer hardware and software	96,027	78,200
Ground property and equipment	78,203	72,078
Total property and equipment	1,509,594	1,273,393
Less accumulated depreciation and amortization	(443,486)	(387,451)
Property and equipment, net	$1,066,108	$885,942

Note 5 — Long-Term Debt

Long-term debt (in thousands):

	As of September 30, 2016	As of December 31, 2015
Fixed-rate notes payable due through 2020	$334,951	$341,738
Variable-rate notes payable due through 2021	363,994	299,940
Total long-term debt, net of related costs	698,945	641,678
Less current maturities	137,452	74,069
Long-term debt, net of current maturities and related costs	$561,493	$567,609

Maturities of long-term debt for the remainder of 2016 and for the next four years and thereafter, in the aggregate (in thousands):

As of September 30, 2016
Remaining in 2016	$59,723
2017	99,952
2018	145,152
2019	350,973
2020	35,374
Thereafter	7,771
Total	$698,945

Secured Debt - 2016 Transactions

In July 2016, the Company drew down $50.4 million under a senior secured revolving credit facility entered into during the second quarter 2016. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR plus 1.85 percent and are due on December 31, 2017.

Also in July 2016, the Company borrowed $42.0 million under a loan agreement secured by three Airbus A319 aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent and are payable in quarterly installments through July 2021.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016			As of December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Municipal debt securities	$256	$—	$256	$754	$—	$754
Money market funds	36	36	—	781	781	—
Commercial paper	—	—	—	8,426	—	8,426
Total cash equivalents	292	36	256	9,961	781	9,180
Short-term
Commercial paper	128,586	—	128,586	74,728	—	74,728
Corporate debt securities	95,479	—	95,479	80,957	—	80,957
Federal agency debt securities	21,914	—	21,914	42,825	—	42,825
Municipal debt securities	21,757	—	21,757	47,073	—	47,073
US Treasury Bonds	1,605	—	1,605	—	—	—
Total short-term	269,341	—	269,341	245,583	—	245,583
Long-term
Federal agency debt securities	36,517	—	36,517	30,878	—	30,878
Municipal debt securities	13,637	—	13,637	4,843	—	4,843
Corporate debt securities	12,088	—	12,088	27,425	—	27,425
US Treasury Bonds	3,005	—	3,005	1,606	—	1,606
Derivative instruments	1,487	—	1,487	2,480	—	2,480
Total long-term	66,734	—	66,734	67,232	—	67,232
Total financial instruments	$336,367	$36	$336,331	$322,776	$781	$321,995

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

Carrying value and estimated fair value of long-term debt, including current maturities and excluding related costs (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$300,000	$312,750	$300,000	$299,250	2
Non-publicly held debt	403,101	378,445	346,179	327,321	3
Total long-term debt	$703,101	$691,195	$646,179	$626,571

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 7 — Derivative Instruments

The Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. For the nine months ended September 30, 2016, the net change in fair value recorded in accumulated other comprehensive income related to the unrealized loss on the hedge was $0.5 million compared to an unrealized gain of $0.7 million for the nine months ended September 30, 2015.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For the nine months ended September 30, 2016, the Company realized $0.8 million in gains from its cash flow hedge into Other revenue, compared to $1.0 million for the nine months ended September 30, 2015. As of September 30, 2016, the Company expects $0.6 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At September 30, 2016, the fair value of the Company's derivative instrument was $1.5 million compared to $2.5 million at December 31, 2015, and is reported in the Company's consolidated balance sheet within other assets. Refer to Note 6 - Fair Value Measurements for additional information related to the estimated fair value.

Note 8 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares repurchased (not in thousands)	—	175,142	369,997	644,603
Average price per share	—	$218.67	$166.70	$185.43
Total (in thousands)	—	$38,298	$61,679	$119,530

During the three months ended September 30, 2016, the Company declared and paid recurring cash dividends of $0.70 per share, or $11.5 million. During the nine months ended September 30, 2016, the Company declared and paid recurring cash dividends of $1.70 per share, or $28.2 million.

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

For the three and nine months ended September 30, 2016, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts in table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Allegiant Travel Company	$45,453	$44,458	$178,280	$163,665
Less net income allocated to participating securities	(298)	(199)	(1,074)	(802)
Net income attributable to common stock	$45,155	$44,259	$177,206	$162,863
Net income per share, basic	$2.76	$2.63	$10.74	$9.57
Weighted-average shares outstanding	16,389	16,831	16,493	17,010
Diluted:
Net income attributable to Allegiant Travel Company	$45,453	$44,458	$178,280	$163,665
Less net income allocated to participating securities	(297)	(198)	(1,073)	(800)
Net income attributable to common stock	$45,156	$44,260	$177,207	$162,865
Net income per share, diluted	$2.75	$2.62	$10.73	$9.55
Weighted-average shares outstanding	16,389	16,831	16,493	17,010
Dilutive effect of stock options and restricted stock	26	68	34	68
Adjusted weighted-average shares outstanding under treasury stock method	16,415	16,899	16,527	17,078
Participating securities excluded under two-class method	(9)	(30)	(13)	(28)
Adjusted weighted-average shares outstanding under two-class method	16,406	16,869	16,514	17,050

For the three and nine months ended September 30, 2016, anti-dilutive shares excluded from the calculation of earnings per share were 24,986 and 69,377, respectively (shares not in thousands).

Note 10 — Commitments and Contingencies

The Company is subject to certain legal and administrative actions it considers routine to business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

As of September 30, 2016, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	6
Airbus A320	27

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations are as follows (in thousands):

As of September 30, 2016
Remaining in 2016	$34,860
2017	397,691
2018	116,962
2019	78,932
2020	41,473
Thereafter	3,613
Total commitments	$673,531

Note 11 — Related Party Transactions

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings for which the Company’s Chairman and Chief Executive Officer ("CEO") and the Company's President owned minority interests as limited partners. For the nine months ended September 30, 2015, the Company made rent payments of $1.1 million under the terms of these agreements. Beginning in 2016, payments for the 10,000 square feet of office space are no longer being made to a related party entity as the lender has taken ownership of the property. Additionally, the Company exercised its option to terminate the lease for 70,000 square feet of space effective in May 2015. The Company paid $1.3 million in January 2016 in settlement of litigation in connection with the termination of this lease.

Game Plane, LLC, a wholly owned subsidiary of the Company, partnered with Alpine Labs, LLC to produce and distribute game shows filmed on Company flights. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. For the nine months ended September 30, 2015, the Company made payments of $0.4 million to Alpine Labs, LLC. No payments were made for the nine months ended September 30, 2016, as no additional shows are being filmed. The Company does not expect any further expenses related to this project.

GMS Racing, LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing, LLC. During the nine months ended September 30, 2015, the Company made sponsorship payments totaling $2.3 million to GMS Racing, LLC. No payments were made for the nine months ended September 30, 2016 and no future payments are anticipated.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content, with a current focus on the Company's operating groups. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. The Company also expects program development to facilitate recurrent training and to contribute to cost savings in the future, and is in the process of seeking approval from the Federal Aviation Administration ("FAA") on various aspects of this training program. During the nine months ended September 30, 2015 and 2016, the Company made payments to these entities of $2.1 million and $1.4 million, respectively. The project is expected to conclude in 2017.

Note 12 — Fuel Tax Refunds

During the second quarter 2016, the Company recorded $8.3 million in fuel tax refunds which have been received as of October 2016. These refunds were reflected as a decrease to Aircraft fuel expense on the Company's consolidated statements of income for the second quarter 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2016 and 2015. Also discussed is our financial position as of September 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

THIRD QUARTER REVIEW

Financial highlights:

•	Total operating revenue increase of $33.5 million over third quarter 2015,

•	operating margin of 23.0 percent,

•	$2.75 earnings per share (fully diluted),

•	operating 337 routes as of quarter end versus 271 at the same point in 2015, and 29 new routes currently scheduled to begin within the next two quarters,

•	payment of quarterly recurring cash dividends of $11.5 million during the quarter, $28.2 million year to date

Overview

In September 2016, we appointed John Redmond as President of the Company. Mr. Redmond served as an independent member of our board of directors since 2007 (excluding one year while attending to business obligations overseas) and will continue to serve as a member of the board. His prior experience as chief executive officer of MGM entities and extensive experience with other premier leisure organizations provides valuable travel industry knowledge.

Also in September, we launched the Allegiant World MasterCard issued by Bank of America. This is a co-branded credit card program that provides cardholder benefits and generates points based on dollar spend which can be converted into purchases for items sold on our website such as flights, hotel rooms, car rentals and show tickets. This program gives our customers more opportunities to travel, and we expect it will be accretive to earnings in the long-term.

In July 2016, we signed a purchase agreement to acquire 12 newly manufactured Airbus A320 series aircraft expected to enter service in 2017 and 2018. Although these aircraft will have higher purchase prices, we expect the benefits of a greater number of seats, better fuel efficiency, lower maintenance costs, and longer depreciable lives will make these aircraft efficient additions to our fleet.

The tentative agreement reached with the International Brotherhood of Teamsters ("IBT") for a collective bargaining agreement with our pilots was ratified in July 2016 and became effective on August 1, 2016.

Capacity grew by nearly 19 percent over third quarter 2015 as a result of market growth, in addition to opportunities for increased profitable off-peak flying due to lower fuel prices. Our average number of aircraft in service also increased (all Airbus aircraft) by 12.4 percent, as we continue our move toward a single fleet type. Operating expense per available seat mile ("CASM") decreased quarter over quarter, largely attributable to the decrease in system average price per gallon of fuel as well as the improved fuel efficiency of our fleet.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
MD83/88	48	51	51
B757-200	4	5	6
A319 (1)	15	10	7
A320	16	14	10
Total	83	80	74
(1) Excludes 12 A319 aircraft on lease to a European carrier until 2018.

We have solidified our plan for the full retirement of our MD-80 fleet in 2019 as we continue to transition to a single fleet type of Airbus A320 series aircraft. As of September 30, 2016, we have firm commitments to purchase 33 new and used Airbus A320 series aircraft which we expect to be delivered between 2016 and 2020. In addition, we expect to add to our operating fleet 12 owned Airbus A320 series aircraft currently on lease to a European carrier. We will continue to purchase used Airbus A320 series aircraft on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service by the end of 2016 based on currently scheduled additions to, and retirements from, our operating fleet.

As of December 31, 2016
MD-80	48
B757-200	4
A319	17
A320	16
Total	85

NETWORK

The following illustrates our network as of the dates indicated (includes cities served seasonally):

Our network as of the end of third quarter 2016 represents a 24.4 percent increase in the number of routes flown compared to the end of the same quarter in 2015. Mid-sized cities (included in number of under-served cities in chart above) served as of December 31, 2014, December 31, 2015 and September 30, 2016 were zero, 17 and 19, respectively.

Including recent service announcements, we were selling 366 routes at September 30, 2016, including one new destination: San Juan, Puerto Rico (while discontinuing service to Palm Beach, Florida) and one new under-served city: Trenton, New Jersey. We also announced our move from Akron-Canton Airport to Cleveland Hopkins International Airport to better service the Cleveland, Ohio area.

TRENDS

We are systematically retiring our MD-80 and Boeing 757-200 fleets as we transition to the Airbus A320 series aircraft as our single fleet type. Our ability to grow service and profitability during the period of fleet transition will be limited. Although this fleet transition will result in operating cost pressure in the short-term, we expect the long-term benefits of better fuel efficiency, lower maintenance costs, and longer depreciable lives of an all-Airbus fleet will more than offset the additional costs incurred in the transition. We plan to place two additional A320 series aircraft into service prior to the end of 2016, and retired one MD-80 and one Boeing 757-200 aircraft in third quarter 2016.

Although Airbus aircraft are significantly more fuel efficient than our other fleet types, in the long-term, fuel costs remain uncertain and volatility could materially affect our future operating costs.

The collective bargaining agreement with our pilots was ratified in July 2016, and provides for enhancements to pay scales, benefits, and work rules conducive to our unique operating schedule. Estimated incremental expense in the first year of the contract is expected to be approximately $44.5 million and an estimated increase in total cost of $290.0 million is expected over the five-year agreement term which became effective on August 1, 2016.

In August 2016, our flight attendants, represented by the Transport Workers Union, reached a tentative collective-bargaining agreement with us. The flight attendants chose not to approve this agreement and the parties will continue negotiations. Any labor agreement reached following negotiations would likely increase our operating costs.

In October 2016, our flight dispatchers voted in favor of representation by the IBT Local 986. We are in the initial stages of the process and a negotiating committee has yet to be formed.

In the current low-cost fuel environment, we expect competitive capacity trends will continue to put pressure on our yields in competitive markets. Based on published schedules by us and other carriers, we expect there will be mainline competition on 66 of the 360 routes we expect to be operating by the end of 2016.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the third quarter 2016 increased by 4.3 percent compared to 2015. The increase was primarily driven by a 21.8 percent increase in scheduled service passengers, offset by a 14.4 percent decrease in scheduled service average base fare which was adversely affected by capacity growth into newer markets and increased off-peak flying to capitalize on the current low-cost fuel environment.

Ancillary air-related charges. Ancillary air-related charges for the third quarter 2016 increased 18.4 percent compared to 2015, due mostly to the increase in scheduled service passengers resulting from capacity growth. These effects were diluted by a 2.9 percent decrease in ancillary air-related charges per passenger as items such as bag fees tend to decrease in correlation with reduced stage length.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended September 30,		Percent
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$36,701	$31,319	17.2%
Cost of goods sold	(25,163)	(21,148)	19.0
Transaction costs (1)	(279)	(281)	(0.7)
Ancillary revenue - third party products	$11,259	$9,890	13.8
As percent of gross ancillary revenue - third party	30.7%	31.6%	(0.9) pp
Hotel room nights	114,185	103,750	10.1
Rental car days	399,859	305,750	30.8%
(1) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased 13.8 percent for the third quarter 2016 compared to 2015 as a result of our increase in scheduled service passengers, which was offset by a 6.5 percent decrease in ancillary third party revenue per passenger largely attributable to a quarter over quarter decrease in hotel revenue margin.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2016 increased $4.5 million from 2015 due mostly to the Apple Vacations charter which began in December 2015 as well as increased flying for the Department of Defense. The effects of this activity were slightly offset by the discontinuation of Peppermill Resorts charter service in January 2016.

Other revenue. Other revenue for the third quarter 2016 increased slightly compared with 2015, due mostly to foreign currency exchange rates impacting aircraft lease revenue related to 12 Airbus A320 series aircraft.

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

	Three Months Ended September 30,		Percent
	2016	2015	Change
Aircraft fuel	$23.58	$28.20	(16.4)%
Salaries and benefits	24.98	24.36	2.5
Station operations	10.97	10.93	0.4
Maintenance and repairs	8.94	10.48	(14.7)
Depreciation and amortization	8.81	10.06	(12.4)
Sales and marketing	1.92	1.67	15.0
Aircraft lease rentals	0.16	0.29	(44.8)
Other	7.96	6.08	30.9
Operating expense per passenger	$87.32	$92.07	(5.2)%
Operating expense per passenger, excluding fuel	$63.74	$63.87	(0.2)%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended September 30,				Percent
	2016		2015		Change
Aircraft fuel	2.22	¢	2.63	¢	(15.6)%
Salaries and benefits	2.35		2.27		3.5
Station operations	1.03		1.02		1.0
Maintenance and repairs	0.84		0.98		(14.3)
Depreciation and amortization	0.83		0.94		(11.7)
Sales and marketing	0.18		0.16		12.5
Aircraft lease rentals	0.02		0.03		(33.3)
Other	0.75		0.55		36.4
CASM	8.22	¢	8.58	¢	(4.2)%
Operating CASM, excluding fuel	6.00	¢	5.95	¢	0.8%

Aircraft fuel expense. Aircraft fuel expense increased 1.5 percent for the third quarter 2016 compared to 2015, as the system average fuel cost per gallon decreased by 13.7 percent, offsetting the effect of a 17.8 percent increase in system fuel gallons consumed (resulting from a 20.2 percent increase in system capacity).

Additionally, ASMs per gallon increased over third quarter 2015 as Airbus aircraft flew 49.0 percent of scheduled service ASMs in the third quarter 2016, compared to 32.5 percent for the same period in 2015. We anticipate our fuel efficiency will continue to improve as we transition to an all Airbus fleet.

Salary and benefits expense. Salary and benefits expense increased 24.5 percent for the third quarter 2016 when compared to the same period last year. The increase is primarily attributable to a 23.9 percent increase in the number of full-time equivalent employees needed to support an increase in aircraft in service and the transition to a single fleet type. A quarter over quarter decline in our stock price led to a $3.1 million decrease in stock compensation expense.

The collective bargaining agreement for our pilots also went into effect on August 1, 2016, increasing salary and benefits expense for this work group by approximately $4.5 million over the same quarter 2015. Salary and benefits expense is expected to continue to increase at a higher rate than employee growth due to the increased costs associated with this agreement.

Station operations expense. Station operations expense for the third quarter 2016 increased 21.9 percent compared to the same period in 2015 due primarily to a 23.4 percent increase in system departures.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2016 increased by 3.5 percent compared to the same period in 2015 despite a 12.4 percent increase in the average number of aircraft in service, due to fewer MD-80 aircraft major maintenance events quarter over quarter. Additionally, major maintenance events for the MD-80 aircraft are expected to continue to decline as we retire aircraft consistent with our fleet retirement plan.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2016 increased 6.3 percent compared to 2015, on a 12.4 percent increase in the average number of aircraft in service. The effect of the increase in fleet size was diluted due to reduced depreciation on our MD-80 fleet as it nears full depreciation. However, we expect depreciation expense to increase in the fourth quarter 2016 and full-year 2017 as a result of our condensed MD-80 retirement schedule.

Sales and marketing expense. Sales and marketing expense for the third quarter 2016 increased $1.6 million compared to the same period in 2015. This is primarily due to increased advertising efforts for our expanding network, as well as expenses related to a national advertising campaign to support new market growth. The full effect of these increases was slightly offset by a decrease in credit card fee expense. We charge for credit card fee reimbursement, at zero margin, which is applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees is reduced. Credit card fee reimbursements for the third quarter 2016 and 2015, were $6.2 million and $5.6 million respectively.

Other operating expense. Other operating expense for the third quarter 2016 increased $8.7 million compared to 2015. The increase is due to flight crew training needed to support our growing operating fleet, information technology expenses, increased property taxes, as well as additional crew costs due to irregular operations.

Income Tax Expense

Our effective tax rate decreased slightly quarter over quarter, at 36.0 percent for the three months ended September 30, 2016, compared to 37.1 percent for the three months ended September 30, 2015. The effective tax rate for 2016 differed from the statutory federal income tax rate of 35.0 percent primarily due to state and foreign taxes, the early adoption of ASU 2016-09 related to share-based payments, as well as executive compensation deduction limitations. The effective tax rate for the same period in 2015 differed from the federal tax rate due to state and foreign taxes, the effect of which was reduced by a one-time tax benefit related to the liquidation of a subsidiary.

While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the nine months ended September 30, 2016 increased 2.0 percent compared with 2015. The increase was mostly the result of an 18.3 percent increase in scheduled service passengers offset by a 13.8 percent decrease in scheduled service average base fare, which was affected by capacity growth into new markets and increased off-peak flying to capitalize on the current low-cost fuel environment.
Ancillary air-related charges. Ancillary air-related charges for the nine months ended September 30, 2016 increased 15.6 percent compared with 2015 due mostly to the increase in scheduled service passengers. These effects were diluted by a 2.3 percent decrease in ancillary air-related charges per passenger as items such as bag fees tend to decrease in correlation with reduced stage length.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Nine Months Ended September 30,		Percent
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$112,309	$104,612	7.4%
Cost of goods sold	(76,915)	(71,798)	7.1
Transaction costs (1)	(912)	(1,151)	(20.8)
Ancillary revenue - third party products	$34,482	$31,663	8.9
As percent of gross ancillary revenue - third party	30.7%	30.3%	0.4 pp
Hotel room nights	339,504	362,592	(6.4)
Rental car days	1,168,544	939,888	24.3%
 (1) Includes payment expenses and travel agency commissions.

Ancillary third party products revenue for the nine months ended September 30, 2016 increased $2.8 million over the same period in 2015. This was due to the increase in scheduled service passengers and offset by an 8.0 percent decrease in ancillary third party products revenue per passenger, largely attributable to lower hotel room take rate.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2016 increased $10.7 million compared with 2015, due to increased charter services for the Department of Defense and the commencement of charter service for Apple Vacations (contract began in December 2015), resulting in a combined $14.5 million of revenue during the first nine months of 2016. The effects of these agreements were partially offset by the discontinuation of Peppermill Resorts charter service in January 2016.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Nine Months Ended September 30,		Percent
	2016	2015	Change
Aircraft fuel*	$21.76	$30.39	(28.4)%
Salaries and benefits	25.11	23.97	4.8
Station operations	11.45	10.47	9.4
Maintenance and repairs	9.75	9.87	(1.2)
Depreciation and amortization	9.03	10.31	(12.4)
Sales and marketing	1.99	2.37	(16.0)
Aircraft lease rentals	0.11	0.29	(62.1)
Other	6.94	6.64	4.5
Operating expense per passenger*	$86.14	$94.31	(8.7)%
Operating expense per passenger, excluding fuel	$64.38	$63.92	0.7%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,				Percent
	2016		2015		Change
Aircraft fuel*	1.97	¢	2.78	¢	(29.1)%
Salaries and benefits	2.27		2.19		3.7
Station operations	1.04		0.96		8.3
Maintenance and repairs	0.88		0.90		(2.2)
Depreciation and amortization	0.82		0.94		(12.8)
Sales and marketing	0.18		0.22		(18.2)
Aircraft lease rentals	0.01		0.03		(66.7)
Other	0.62		0.60		3.3
CASM*	7.79	¢	8.62	¢	(9.6)%
Operating CASM, excluding fuel	5.82	¢	5.84	¢	(0.3)%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

Aircraft fuel expense. Aircraft fuel expense decreased 15.7 percent for the nine months ended September 30, 2016 compared to the same period in 2015. Excluding the effect of one-time $8.3 million in fuel tax refunds, fuel expense decreased 11.9 percent compared to 2015. The system average fuel cost per gallon declined by 24.2 percent compared to 2015 (excluding the fuel tax refunds), which was offset by a 16.1 percent increase in system fuel gallons consumed due to an increase in total system capacity of 19.0 percent.
ASMs per gallon increased 2.6 percent for the nine months ended September 30, 2016 compared to the same period in 2015 as Airbus aircraft flew 47.4 percent of scheduled service ASMs in the first nine months of 2016, compared to 30.2 percent for the same period in 2015. We anticipate our fuel efficiency will continue to improve as we transition to an all Airbus fleet.
Salary and benefits expense. Salary and benefits expense increased 23.4 percent for the nine months ended September 30, 2016 compared to the same period in 2015. The increase is mostly attributable to a 23.9 percent increase in the number of full-time equivalent employees associated with an increase in average number of aircraft in service and the transition to a single fleet type. A year-over-year decline in our stock price led to a $6.4 million decrease in stock compensation expense.
The collective bargaining agreement for our pilots also went into effect on August 1, 2016, increasing salary and benefits expense for our pilots by approximately $4.5 million over the same period in 2015.
Station operations expense. Station operations expense for the nine months ended September 30, 2016 increased 28.8 percent compared to the same period in 2015, which outpaced a 20.2 percent increase in system departures. Station expense per departure increased 7.2 percent year over year partially because we are serving more medium-sized cities in 2016 compared to 2015, and these airports typically have higher ground handling fees than the smaller airports we serve. We have also experienced overall rate increases at numerous stations and increased inconvenienced traveler expenses due to irregular operations this summer.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2016 increased 16.4 percent compared with the same period in 2015, due to a 13.3 percent increase in average number of aircraft in service over 2015.
Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2016 increased by 3.2 percent, compared to the same period in 2015 despite a 13.3 percent increase in average number of aircraft in service. The effect of the increase in fleet size was diluted due to reduced depreciation on our MD-80 fleet as it nears full depreciation. However, we expect depreciation expense to increase in the fourth quarter 2016 and full-year 2017 as a result of our condensed MD-80 retirement schedule.
Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2016 decreased minimally compared to the same period in 2015. We incurred increased expenses in the current year related to a national advertising campaign which launched in late September 2015, the effects of which were offset by the decrease in credit card fee expense. We charge for credit card fee reimbursement, at zero margin, which is applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees is reduced. Credit card fee reimbursements for the nine months ended September 30, 2016 and 2015 were $19.4 million and $16.1 million respectively.

Other expense. Other expense for the nine months ended September 30, 2016 increased 23.1 percent compared to 2015. This is primarily due to increased crew training in 2016 to support our fleet and network growth. We also had increased expenses related to irregular operations and various information technology initiatives.

Income Tax Expense

Our effective tax rate was 37.2 percent for the nine months ended September 30, 2016, up slightly from 36.7 percent for the same period in 2015. The effective tax rate for 2016 differed from the statutory federal income tax rate of 35.0 percent primarily due to state and foreign taxes, the early adoption of ASU 2016-09 as well as executive compensation deduction limitations. The effective tax rate for the same period in 2015 differed from the federal statutory rate due to state and foreign taxes, and was reduced by the effect of a one-time tax benefit related to the liquidation of a subsidiary.

While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change*	2016	2015	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,939,055	2,420,819	21.4	8,410,422	7,139,876	17.8
Revenue passenger miles (RPMs) (thousands)	2,645,533	2,235,683	18.3	7,831,436	6,734,217	16.3
Available seat miles (ASMs) (thousands)	3,121,762	2,597,658	20.2	9,302,051	7,814,146	19.0
Load factor	84.7%	86.1%	(1.4)	84.2%	86.2%	(2.0)
Operating expense per ASM (CASM) (cents)***	8.22	8.58	(4.2)	7.79	8.62	(9.6)
Fuel expense per ASM (cents)***	2.22	2.63	(15.6)	1.97	2.78	(29.1)
Operating CASM, excluding fuel (cents)	6.00	5.95	0.8	5.82	5.84	(0.3)
ASMs per gallon of fuel	70.6	69.2	2.0	71.6	69.8	2.6
Departures	21,384	17,330	23.4	61,271	50,976	20.2
Block hours	47,739	39,347	21.3	142,515	118,999	19.8
Average stage length (miles)	864	878	(1.6)	896	900	(0.4)
Average number of operating aircraft during period	84.0	74.7	12.4	83.4	73.6	13.3
Average block hours per aircraft per day	6.2	5.7	8.8	6.2	5.9	5.1
Full-time equivalent employees at end of period	3,287	2,654	23.9	3,287	2,654	23.9
Fuel gallons consumed (thousands)	44,187	37,518	17.8	129,862	111,881	16.1
Average fuel cost per gallon***	$1.57	$1.82	(13.7)	$1.41	$1.94	(27.3)

Scheduled service statistics:
Passengers	2,904,295	2,383,556	21.8	8,321,716	7,034,244	18.3
Revenue passenger miles (RPMs) (thousands)	2,603,849	2,204,760	18.1	7,714,172	6,647,978	16.0
Available seat miles (ASMs) (thousands)	2,997,529	2,526,292	18.7	8,967,614	7,612,202	17.8
Load factor	86.9%	87.3%	(0.4)	86.0%	87.3%	(1.3)
Departures	20,398	16,563	23.2	58,744	48,833	20.3
Block hours	45,740	38,094	20.1	137,066	115,434	18.7
Total scheduled service revenue per ASM (TRASM) (cents)**	10.54	11.38	(7.4)	10.92	12.01	(9.1)
Average fare - scheduled service	$61.07	$71.32	(14.4)	$68.27	$79.16	(13.8)
Average fare - ancillary air-related charges	$43.83	$45.12	(2.9)	$45.30	$46.35	(2.3)
Average fare - ancillary third party products	$3.88	$4.15	(6.5)	$4.14	$4.50	(8.0)
Average fare - total	$108.78	$120.59	(9.8)	$117.71	$130.01	(9.5)
Average stage length (miles)	869	894	(2.8)	901	915	(1.5)
Fuel gallons consumed (thousands)	42,439	36,458	16.4	125,291	108,837	15.1
Average fuel cost per gallon***	$1.59	$1.83	(13.1)	$1.41	$1.96	(28.1)
Percent of sales through website during period	94.6%	95.2%	(0.6)	94.3%	95.1%	(0.8)

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
*** Nine month statistics include effect of $8.3 million fuel tax refunds in the second quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $407.8 million at December 31, 2015 to $397.1 million at September 30, 2016. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale. As of September 30, 2016, our unrestricted cash and investment securities balance (including short-term and long-term investments) was $383.3 million.

During the first nine months of 2016, our primary source of funds was $308.1 million generated by operations as well as $120.4 million in proceeds from long-term debt issuance. Our operating cash flows and borrowings have allowed us to return value to shareholders and invest in the growth of our fleet. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments and pre-delivery deposits. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We expect to finance a significant portion of the purchase price of our new Airbus aircraft order and believe the financing will be available on acceptable terms. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. As of September 30, 2016, our authority under our board-approved stock repurchase program was $92.3 million. There is no expiration date for the program.

Debt

Our long-term debt obligations, without reduction for related costs, increased from $646.2 million as of December 31, 2015 to $703.1 million as of September 30, 2016 as we borrowed additional funds during 2016, while making scheduled repayments on our existing debt. During the third quarter 2016, we borrowed $42.0 million secured by three Airbus A320 series aircraft as well as $50.4 million against our senior secured revolving credit facility.

Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2016, our operating activities provided $308.1 million of cash compared to $267.6 million during the same period of 2015. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, for which the vast majority of tickets are purchased prior to the day travel occurs. The year-over-year increase in reported cash inflows is primarily due to a $14.7 million increase in net income and changes in the amounts of certain current assets and liabilities.

Investing Activities. Cash used in investing activities was $284.0 million for the nine months ended September 30, 2016 compared to $153.0 million for the same period in 2015. The year-over-year increase is mainly due to $113.8 million paid in aircraft pre-delivery deposits during the third quarter 2016 and $150.3 million of other property and equipment purchases. No aircraft pre-delivery deposits were paid in 2015 and other property and equipment purchases totaled $173.9 million. Our net cash used to purchase investment securities (net of proceeds from maturities) was $23.9 million in 2016 compared to $20.2 million net cash received from proceeds of investment maturities (net of purchases) in 2015.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2016 was $62.5 million compared to $125.6 million for the same period in 2015. During the nine months ended September 30, 2016, we repurchased common stock for $63.4 million and paid cash dividends of $55.9 million, including the special dividend declared in 2015. We also had $56.9 million of cash inflows related to debt proceeds, net of principal debt payments. During the same period in 2015, our primary use of cash was also the repurchase of common stock for $121.1 million and payment of cash dividends of $57.4 million. These uses were offset by $46.6 million of proceeds from the issuance of debt, net of principal payments.

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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, our reliance on automation systems, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants, terrorist attacks, risks inherent to airlines, demand for air services to our leisure destinations from the markets served by us, our dependence on our leisure destination markets, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

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

Aircraft Fuel. Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense represented 25.3 percent of our operating expenses for the nine months ended September 30, 2016. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2016, a hypothetical ten percent increase in the average price per gallon of fuel (excluding the effect of the fuel tax refunds for the nine months then ended) would have increased fuel expense by $7.0 million and $18.8 million, respectively.

Interest Rates. As of September 30, 2016, we had a total of $366.4 million in variable-rate debt, including current maturities, and excluding related costs. A hypothetical 100 basis point change in market interest rates for the three months ended September 30, 2016 would not have had a significant effect on interest expense, and would have increased interest expense by approximately $1.8 million for the nine months then ended.

As of September 30, 2016, we had a total of $336.7 million in fixed-rate debt, including current maturities, and without reduction for related costs, which had a fair value of $347.4 million. A hypothetical 100 basis point change in market interest rates as of September 30, 2016 would not have impacted interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

We have market risk associated with changing interest rates due to the short-term nature of our cash, cash equivalents, and investment securities, which totaled $383.3 million at September 30, 2016. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in market interest rates for the three months ended September 30, 2016 would not have had a significant effect on interest income and would have increased interest income by approximately $2.4 million for the nine months then ended.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Labor costs constitute the largest percentage of our total operating costs. Industry demand for pilots and the supply of available pilots will impact our labor costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have three employee groups (pilots, flight attendants and flight dispatchers) which have elected union representation. These groups represent approximately half of our employees. We recently reached a collective bargaining agreement with the International Brotherhood of Teamsters which was ratified by our pilots and became effective as of August 1, 2016. The agreement provides for enhancements to pay scales, benefits, and limited work rules. Estimated expenses over the five-year agreement term are expected to have a significant impact on our results of operations.

Although we reached a tentative agreement with the Transport Workers Union for the flight attendant group, that agreement was not ratified by the flight attendant work group. We are also in the initial stages of the process with our flight dispatchers and a negotiating committee has not yet been formed.

Union contracts with our flight attendants and flight dispatchers could put pressure on our labor costs.

If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

Any inability to obtain financing for aircraft under contract could harm our fleet retirement and growth plan.

We typically finance our aircraft through debt financing. Although we believe debt financing will be available for the aircraft we will acquire, we cannot assure you we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition and retirement plans, incur higher than anticipated financing costs or use more of our cash balances for aircraft acquisitions than we currently expect.

Our plan to retire our older fleet types will limit our growth until replacement and additional aircraft are added to our operating fleet.

Our current fleet plan calls for the retirement of all of our MD-80 aircraft and B757-200 aircraft in 2019. The full retirement of our MD-80 fleet on this schedule will depend on our ability to close on the acquisition of Airbus aircraft now under contract and to source and acquire additional used Airbus aircraft which we have yet to identify or for which we have yet to negotiate contracts. The retirement of these aircraft will limit our network growth until such time as we have replaced these aircraft and added additional aircraft for service growth. If we are unable to close on Airbus aircraft now under contract or acquire additional Airbus aircraft not yet under contract by the end of 2019, our fleet replacement may be delayed and we may be limited in our ability to significantly grow revenues and profitability in the interim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the third quarter 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July	315	$139.26	None
August	—	—	None
September	—	—	None
Total	315	$139.26	—	$92,330

(1)
Total number of shares purchased during the quarter represents shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.

(2)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation. (1)
3.2	Bylaws of the Company as amended on February 17, 2015.
10.1	Purchase Agreement dated July 26, 2016 between Allegiant Air, LLC and Airbus S.A.S. and related Letter Agreements. (2)
10.2	General Terms Agreement dated July 26, 2016, among CFM International, Inc., Allegiant Air, LC and Sunshine Asset Management, LLC and related Letter Agreement No. 3. (2)
10.3	Employment Agreement dated as of September 9, 2016, between the Company and John Redmond.
10.4	Stock Appreciation Rights Agreement dated September 9, 2016, between the Company and John Redmond.
10.5	Restricted Stock Agreement dated September 9, 2016, between the Company and John Redmond.
10.6	2016 Long-Term Incentive Plan.
10.7	Form of Restricted Stock Agreement used for Directors of the Company.
10.8	Form of Stock Option Agreement used for Employees of the Company.
10.9	Form of Restricted Stock Agreement used for Employees of the Company.
10.10	Form of Stock Appreciation Rights Agreement used for Employees of the Company.
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
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

ALLEGIANT TRAVEL COMPANY

Date:	November 1, 2016	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer