Form 10-K
period 2016-12-31
Allegiant Travel CO
filed 2017-02-24
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $2.0 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 1, 2017 was 16,634,773.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 29, 2017, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 75.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2016

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in this annual report on Form 10-K and in our other periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, our reliance on automation systems, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt balances and covenants, terrorist attacks, risks inherent to airlines, our dependence on our leisure destination markets, the competitive environment, constraints on our ability to grow as we retire our MD-80 aircraft, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost passenger airline marketed to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed route network, pricing philosophy, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 1, 2017, our operating fleet consisted of 47 MD-80 aircraft, 34 Airbus A320 series aircraft, and four Boeing 757-200 aircraft, and we were selling travel on 377 routes to 119 cities.

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

Third party ancillary products and services.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show and tour tickets) for sale to our passengers.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Other revenue. We currently, temporarily, act as a lessor as an avenue to opportunistically acquire aircraft and/or engines and we may choose to do so in the future. Upon the expiration of a lease, we would expect to operate the asset(s) ourselves.

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

Unique Business Model

We have developed a unique business model that focuses on leisure travelers in small and medium-sized cities. The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industries. Our focus on the leisure customer allows us to eliminate the significant costs associated with serving a wide variety of customers and to concentrate our product appeal on a customer base which is under-served by traditional airlines. We have consciously developed a business model which distinguishes us from the traditional airline approach:

Traditional Airline Approach		Allegiant Approach
•	Focus on business and leisure travelers	•	Focus on leisure travelers
•	Provide high frequency service from big cities	•	Provide low frequency service from small and medium-sized cities
•	Use smaller aircraft to provide connecting service from smaller markets through hubs	•	Use larger jet aircraft to provide nonstop service from under-served cities direct to leisure destinations
•	Utilize bundled pricing	•	Utilize unbundled pricing of air-related services and products
•	Sell through various intermediaries	•	Sell only directly to travelers
•	Offer flight connections	•	Do not offer connecting flights
•	Use code-share arrangements to increase passenger traffic	•	Do not use code-share arrangements

By unbundling our air-related services and products such as baggage fees, advance seat assignments, travel protection, change fees, priority boarding, and food and beverage purchases, which have typically been bundled by many traditional airlines, we are able to significantly lower our airfares and target leisure travelers who are more concerned with price and the ability to customize their experience with us by only purchasing the additional conveniences they value. This strategy allows us to generate significant additional ancillary revenues.
We have established a route network with a national footprint, providing service on 353 routes (currently selling 377 routes) between 98 under-served cities and 20 leisure destinations, and serving 43 states as of February 1, 2017. In most of these small and medium-sized cities, we provide service to more than one of our leisure destinations. We currently provide service to the popular leisure destinations of Las Vegas, NV; Orlando, FL; Phoenix, AZ; Tampa/St. Petersburg, FL; Honolulu; HI; Los Angeles, CA; Ft. Lauderdale, FL; Punta Gorda, FL; the San Francisco Bay Area, CA; Palm Springs, CA; Austin, TX; New Orleans, LA; Jacksonville, FL; Savannah/Hilton Head, GA; Baltimore/Washington, DC; Destin, FL; Newark, NJ (providing service to New York City, NY); and San Juan, Puerto Rico. We also provide service on a seasonal basis to San Diego, CA, and Myrtle Beach, SC.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base.

In developing a unique business model, our ancillary offerings, including the sale of third party products and services, have been a significant source of our total operating revenue growth. We have increased ancillary revenue per passenger from $5.87 in 2004 to $49.48 in 2016. We own and manage our own air reservation system, which gives us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Focus on leisure traffic from small and medium-sized cities

We believe small and medium-sized cities represent a large, under-served, market, especially for leisure travel. Prior to the initiation of our service, leisure travelers from these markets had limited desirable options to reach leisure destinations because existing carriers are generally focused on connecting business customers through their hub-and-spoke networks. In 2014, we began serving selected medium-sized cities, to which many major carriers have reduced service, creating a void for us to fill with limited or no direct nonstop competition on each route.

We believe our low fare, nonstop service, along with our leisure company relationships, make it attractive for leisure travelers to purchase airfare and travel-related products from us. The size of the markets we serve, and our focus on the leisure customer, allow us to adequately serve our markets with less frequency, and to vary our air transportation capacity to match seasonal and day of the week demand patterns.

By focusing on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections or long drives to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, many major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain our profitability in the dynamic travel industry. Because of our low fixed costs, our low unit costs are not dependent on high utilization.
Although low fuel costs in 2016 allowed us to profitably increase flying during off-peak periods, our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. In 2016, during our peak demand period in June, we averaged 7.3 system block hours per aircraft per day while in September, our lowest month for demand, we averaged 5.1 system block hours per aircraft per day. Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA during winter months. Therefore, we seasonally decrease the frequency of our Bellingham-Palm Springs flights in the summer, and increase flights per week in the winter. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we concentrate our flights on high demand leisure travel days and fly a smaller portion of our schedule on low demand days such as Tuesdays and Wednesdays.

Our strong ancillary revenue production, coupled with our ability to rapidly deploy or contract capacity, has allowed us to operate profitably throughout periods of high fuel prices and economic recession. We manage our capacity with a goal of being profitable on each route.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile ("CASM") decreased from 8.45¢ in 2015 to 8.02¢ in 2016. Although our operating CASM, excluding the cost of fuel, increased from 5.81¢ in 2015 to 5.94¢ in 2016, we continue to have one of the lowest unit costs in the airline industry.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low Aircraft Ownership Costs. We achieve low aircraft ownership costs by purchasing primarily used aircraft with meaningful remaining useful lives, at reduced prices. We own all of our aircraft and believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs. In 2016, we signed a purchase agreement to acquire our first newly manufactured aircraft, 12 Airbus A320 series aircraft. Although these aircraft will have higher purchase prices, we expect the benefits of a greater number of seats, better fuel efficiency, and longer depreciable lives will make these aircraft efficient additions to our fleet. In addition, our network has evolved such that we plan to maintain higher levels of daily utilization on the newly manufactured aircraft. As of February 1, 2017, our operating fleet consists of 47 MD-80 series aircraft, 34 Airbus A320 series aircraft, and four Boeing 757-200 aircraft.

We continue to view the used Airbus A320 series aircraft market as being similar to the market we experienced when we began adding MD-80 aircraft to our fleet in 2001. We believe that future availability of used Airbus A320 series aircraft will be driven by high production rates of new current engine option aircraft, and re-fleeting strategies for new engine option ("NEO") narrow body aircraft by both air carriers and aircraft lessors. The addition of used Airbus A320 series aircraft has allowed us to maintain low aircraft ownership costs consistent with our business model. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Highly Productive Workforce. We believe we have one of the most productive workforces in the U.S. airline industry with approximately 41 full-time equivalent employees per operating aircraft as of December 31, 2016. Our high level of employee productivity is due to our cost-driven scheduling, fewer unproductive labor work rules, and the effective use of automation and part-time employees. In an effort to control costs, we outsource major maintenance, stations and other functions to reliable third-party service providers.
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

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel web sites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 94.2 percent of our scheduled service revenue during 2016.

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

Cost-driven schedule.  We build our schedule so that our crews and aircraft return to base each night. This allows us to maximize crew efficiency, and more cost-effectively manage maintenance, spare aircraft and spare parts. Additionally, this structure allows us to add or subtract markets served by a base without incremental costs. We believe leisure travelers are generally less concerned about departure and arrival times than business travelers, so we are able to schedule flights at times that enable us to reduce costs while remaining desirable to our leisure customers.

Ancillary product offerings

We believe most leisure travelers are concerned primarily with purchasing air travel for the least expensive price. As such, we have unbundled the air transportation product by charging fees for services many U.S. airlines have historically bundled in their product offering. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value.

Ancillary revenue will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars, airport shuttle service, show tickets, and other attractions. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have an exclusive agreement with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which made up over 50 percent of our third party products ancillary revenue in 2016. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel through our booking engine without any intermediaries.

Strong financial position

As of December 31, 2016, we had $458.8 million of unrestricted cash, cash equivalents and investment securities, and total debt of $808.3 million. As of February 1, 2017, we also had six aircraft available to use as collateral in the secured debt market, as well as $56.0 million undrawn on our senior secured revolving credit facility. As we have been able to consistently generate cash from operations due to our profitability, we believe we have more than adequate resources to invest in the growth of our fleet, information technology, infrastructure, and development, while meeting short-term obligations.

Our strong financial position and discipline regarding use of capital allows us to have greater financial flexibility to grow our business and efficiently and effectively adapt to changing economic conditions.

Training and development

We are committed to investing in the development of adaptive learning courses for our employees, with a current focus on our operating groups. This progressive approach generates personalized learning modules which tailor course content based on each trainee's concept mastery. We also expect program development to facilitate recurrent training and to contribute to cost savings in the future.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. Our scheduled service route network as of February 1, 2017 is summarized below:

Routes to Orlando	68
Routes to Las Vegas	56
Routes to Tampa/St. Petersburg	51
Routes to Phoenix	35
Routes to Punta Gorda	32
Routes to Los Angeles	23
Other routes	88
Total routes	353

Marketing and Distribution

Our website is our primary distribution method, and we also sell through our call center and at our airport ticket counters. This distribution mix creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them. We are also able to utilize customer email addresses in our database, which provides multiple cost effective opportunities to market products and services, including at the time of travel purchase, between purchase and travel, and after travel is complete. In addition, we market products and services to our customers during their flight. We believe the breadth of options we offer allows us to provide a “one-stop” shopping solution to enhance the customer travel experience. When we enter new markets, we may advertise in local print publications, on the radio and/or television, to introduce our new service to the community. These activities are often supported by the local airport authority which has sought our initiation of service to the community. We continue to see growth in the marketing contributions of airport authorities and destination marketing organizations. In the fourth quarter of 2015, and for the first time in our history, we began running a national ad campaign to further broaden recognition of our brand, which, as of February 1, 2017, continues running in various markets.

We continue to enhance our automation and expect the continuous improvements to our website and other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

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

Our competitors include legacy airlines, low cost carriers ("LCCs"), ultra-low cost carriers ("ULCC"), regional airlines, new entrant airlines, and other forms of transportation to a much lesser extent. Many of the airlines are larger, have significantly greater financial resources, are more well known, and have more established reputations than us. In a limited number of cases, following our entry into a market, competitors have chosen to add service, reduce their fares, or both. In a few cases, other airlines have entered after we have developed a market.

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 1, 2017, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, and St. Petersburg Airport. Although no other domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airports for Orlando, Phoenix and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of February 1, 2017, we face mainline competition on only approximately 18 percent of our operating routes. We compete with Southwest Airlines on 40 routes, Frontier Airlines on 20 routes, Spirit Airlines on 11 routes, Delta Airlines on five routes, JetBlue Airlines on four routes, American Airlines and United Airlines on three routes each, and Alaska and Hawaiian Airlines on one route each. We may also experience additional competition based on recent route announcements of other airlines.

Indirectly, we compete with Southwest, American, Delta, United, and other carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the medium-sized cities we serve.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service, and reputation.

Aircraft Fuel

Excluding 2016, fuel has historically been our largest operating expense. The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not used financial derivative products to hedge our exposure to fuel price volatility in many years, nor do we have any plans to do so in the future.

Employees

As of December 31, 2016, we employed 3,416 full-time equivalent employees, which consisted of 3,235 full-time and 354 part-time employees. Full-time equivalent employees consisted of approximately 780 pilots, 1,030 flight attendants, 200 airport operations personnel, 310 mechanics, 160 reservation agents, 40 flight dispatchers, and 900 management and other personnel.

As a result of the pilot collective bargaining agreement which went into effect on August 1, 2016, as well as lower fuel prices, salary and benefits expense was our largest expense in 2016, having represented approximately 29 percent of total operating expenses.

Our relations with labor organizations representing our employee groups are governed by the Railway Labor Act ("RLA"). Under this act, if direct negotiations do not result in an agreement, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. If no agreement is reached in these mediated discussions, the NMB may offer binding arbitration to the parties. If either party rejects binding arbitration, a “cooling off” period begins. At the end of this “cooling-off” period, the parties may engage in self-help, which among other events, could result in a strike from employees or for us to hire new employees to replace any striking workers. The table below identifies the status of these collective bargaining negotiations:

Employee Group	Representative	Status of Agreement

Pilots	International Brotherhood of Teamsters, Airline Division	Elected representation in August 2012. Five year collective bargaining agreement ratified in July 2016 and became effective August 1, 2016.
Flight Attendants	Transport Workers Union	Elected representation in December 2010. Tentative agreement reached for a collective bargaining agreement in August 2016 which was not approved. Negotiations are ongoing.
Flight Dispatchers	International Brotherhood of Teamsters, Airline Division, Local 986	Elected representation in October 2016. Negotiations have recently begun.

If we are unable to reach a labor agreement with these employee groups, they may seek to institute work interruptions or stoppages. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

Aircraft Maintenance

We have a Federal Aviation Administration ("FAA") approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Technicians employed by us have appropriate experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, major maintenance, and component and engine overhaul and repair. Line maintenance is generally performed by our personnel in certain cities of our network and by contractors elsewhere. We contract with outside organizations to provide major maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own major maintenance, engine overhaul or component work. Our management closely supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Community Involvement

We have worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating the proceeds from our in-flight Wingz Snack Pack program to the Foundation. In 2016, we flew approximately 1 million miles in connection with providing travel for granted wishes for these children and their families.

In April 2016, we donated the use of 7,500 square feet of office space at our headquarters' campus to the Southern Nevada chapter of Make-A-Wish® Foundation, providing a new home for the nonprofit organization's administrative headquarters. The site will also serve as the host location for volunteer training, meetings and a place of support for families of children receiving wishes.

Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers, and workers’ compensation insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.
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

We hold DOT certificates of public convenience and necessity authorizing us to engage in scheduled air transportation of passengers, property and mail within the United States, its territories and possessions, and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries). We also hold DOT authority to engage in charter air transportation of passengers, property, and mail on a domestic and international basis.

FAA.  The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations, and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operation specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all of our aircraft, and we hold the necessary FAA authority to fly to all of the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview, to modify, suspend or revoke our authority to provide air transportation, to approve or disapprove the addition of aircraft to our operation specifications, and to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs pre-scheduled inspections as well as frequent spot inspections of our aircraft, employees and records.

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

In July 2016, we received the results of the FAA Certificate Holder Evaluation Process ("CHEP") audit conducted throughout the second quarter of 2016. A CHEP audit evaluates the design and performance of all aspects of an airline's operations. All findings identified during this process were determined by the FAA to be minor. We responded to the FAA on a timely basis and as of February 1, 2017, the FAA has validated and closed out various items. The remaining open items await follow-up inspections to be scheduled by the FAA.

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

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. On July 15, 2016, the FAA Extension, Safety, and Security Act of 2016 was signed into law extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") through

September 30, 2017. All carriers are required to collect these taxes from passengers and pass them through to the federal government.

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

In 2017, Congress may consider reauthorization legislation that could increase the amount of FET and/or one or more of the other government fees identified above. By thus increasing the overall price charged to passengers, such action could lessen demand for air travel or force carriers, including us, to lower fares to maintain demand. Also in 2017, Congress may consider privatization of the U.S air traffic control ("ATC") system with user fee based funding. The effect of such action, if adopted as law, on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In July 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international restrictions adopted under the auspices of the International Civil Aviation Organization (a specialized agency of the United Nations) may become effective within several years.

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

Foreign Ownership.  To maintain our DOT and FAA certificates, our airline operating subsidiary and we (as the airline’s holding company) must qualify continuously as citizens of the United States within the meaning of U.S. aeronautical laws and regulations. This means we must be under the actual control of U.S. citizens and we must satisfy certain other requirements, including that our president/chief executive officer and at least two-thirds of our board of directors and other managing officers are U.S. citizens, and that not more than 25 percent of our voting stock is owned or controlled by non-U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is strictly limited as well. We believe we are in compliance with these ownership and control criteria.

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

The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the EPA. To the extent we are subject to EPA requirements, we intend to continue to comply with those requirements.

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

As of February 1, 2017, our operating fleet consists of 47 MD-80 series aircraft, 34 Airbus A320 series aircraft, and four Boeing 757-200 aircraft. All of our aircraft were acquired used and range from 11 to 31 years from their manufacture date at February 1, 2017.
An accident involving one of our aircraft, even if fully insured, could result in public perception that we are less safe or reliable than other airlines, which would harm our business. Further, there is no assurance that the amount of insurance we carry would be sufficient to protect us from material loss. Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

In-flight emergencies affecting our aircraft, and resulting media attention, could also contribute to a public perception regarding safety concerns and a loss of business.

The FAA could suspend or restrict the use of our aircraft in the event of actual or perceived mechanical problems or safety issues while it conducts its own investigation, whether involving our aircraft or another U.S. or foreign airline’s aircraft. Our business could also be significantly harmed if the public avoids flying our aircraft due to an adverse perception of the aircraft we utilize because of safety concerns or other problems, whether real or perceived, or in the event of an accident involving these aircraft.

We rely heavily on automated systems to operate our business and any failure of these systems could harm our business.

We depend on automated systems to operate our business, including our air reservation system, telecommunication systems, our website, and other automated systems. Our continuing initiatives to enhance the capabilities of our automated systems could increase the risk of automation failures. Any failure by us to handle our automation needs could negatively affect our internet sales (on which we rely heavily) and customer service, and result in lost revenues and increased costs.

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

Our current fleet plan calls for the retirement of all of our MD-80 aircraft and B757-200 aircraft by the end of 2019. The full retirement of our MD-80 fleet on this schedule will depend on our ability to close on the acquisition of Airbus aircraft now under contract and to source and acquire additional used Airbus aircraft which we have yet to identify or for which we have yet to negotiate contracts. The retirement of these aircraft will limit our network growth until such time as we have replaced these aircraft and added additional aircraft for service growth. If we are unable to close on Airbus aircraft now under contract or acquire additional Airbus aircraft not yet under contract when needed to replace aircraft being retired, our fleet replacement may be delayed and we may be limited in our ability to significantly grow revenues and profitability in the interim.

A breach in the security of personal data could severely damage our reputation, cause considerable additional costs and result in regulatory penalties.

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

The way businesses handle customer data is subject to increasing legislation and regulation typically intended to protect the privacy of customer data received, retained, and transmitted. We could be adversely affected if we fail to comply with existing rules or practices, or if legislation or regulations are expanded to require changes in our business practices. These privacy developments are difficult to anticipate and could adversely affect our business, financial condition, and results of operations.

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constitute a significant portion of our total operating expenses, representing 25.9 percent, 31.3 percent and 39.6 percent during 2016, 2015 and 2014, respectively. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

Both the cost and availability of aircraft fuel are subject to many economic and political factors and events occurring throughout the world over which we have no control. Meteorological events may also result in short-term disruptions in the fuel supply. Aircraft fuel availability is also subject to periods of market surplus and shortage, and is affected by demand for heating oil, gasoline, and other petroleum products. Due to the effect of these events on the price and availability of aircraft fuel, our ability to control this cost is limited, and the price and future availability of fuel cannot be predicted with any degree of certainty. Due to the high percentage of our operating costs represented by fuel, a relatively small increase in the price of fuel could have a significantly negative impact on our operating costs. A fuel supply shortage or higher fuel prices could result in reduction of our service during the period affected.

We have made a business decision not to purchase financial derivatives to hedge against increases in the cost of fuel. This decision may make our operating results more vulnerable to the impact of fuel price increases.

Increased labor costs could result from industry conditions and could be impacted by labor-related disruptions.

Labor costs constituted 29.4 percent of our total operating costs in 2016, our largest expense line item. Industry demand for pilots and the supply of available pilots will impact our labor costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have three employee groups (pilots, flight attendants and flight dispatchers) which have elected union representation. These groups represent approximately half of our employees. In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters which was ratified by our pilots and became effective as of August 1, 2016. The agreement provides for enhancements to pay scales, benefits, and limited work rules. Estimated expenses over the five-year agreement term are expected to have a significant impact on our results of operations.
Although we reached a tentative agreement with the Transport Workers Union for the flight attendant group, that agreement was not ratified by the flight attendant work group. We are also in the initial stages of the process with our flight dispatchers as negotiations commenced in February 2017.
Union contracts with our flight attendants and flight dispatchers could put additional pressure on our labor costs.
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

Our indebtedness, debt service obligations and other commitments could adversely affect our business, financial condition and results of operations as well as limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt and operating our business.

We have a significant amount of indebtedness and other commitments with significant debt service and fixed charge obligations which could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;

•
make it more difficult to satisfy our other future obligations, including our obligations to pay the purchase price and pre-delivery deposits in respect of current and future aircraft purchase contracts;

•
require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to fund internal growth through working capital, capital expenditures, and for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, the competitive environment, legislation and our industry;

•	make us more vulnerable to adverse changes in our business, economic, industry, market or competitive conditions and adverse changes in government regulation;

•	expose us to interest rate and pricing increases on indebtedness and financing arrangements;

•	restrict us from pursuing strategic acquisitions or exploiting certain business opportunities;

•	subject us to a greater risk of non-compliance with financial and other restrictive covenants in financing arrangements;

•
limit, among other things, our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, execution of our business strategy and other purposes or raise equity capital in the future and increasing the costs of such additional financings; and

•	place us at a competitive disadvantage compared to our competitors who are not as highly leveraged or who have less debt in relation to cash flow.

In addition, our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Many of these factors are beyond our control and could materially adversely affect our business, results of operations, cash flows and financial condition.
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

We typically finance our aircraft through debt financing after purchase. Although we believe debt financing will be available for the aircraft we will acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition and retirement plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

Our maintenance costs may increase as our fleet ages.

In general, the cost to maintain aircraft increases as they age, and exceeds the cost to maintain newer aircraft. FAA regulations, including the Aging Aircraft Airworthiness Directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type, depending on the unique characteristics of each aircraft and/or engine. Although we plan to retire all of our MD-80 and Boeing 757-200 aircraft by the end of 2019, we will continue to maintain them in accordance with FAA regulations until retirement.

Engine overhaul expenses for our Airbus series 320 aircraft will be significantly higher than similar expenses for our MD-80 and Boeing 757-200 aircraft. These major maintenance expenses will be capitalized and amortized as part of depreciation and amortization expense.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with facilities and services that are integral to our business.

We have entered into agreements with third-party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services, and ticket counter space. Our reliance on others to provide essential services on our behalf gives us less control over costs and the efficiency, timeliness and quality of contract services.

We also rely on the owners of aircraft under contract, the manufacturer of Airbus aircraft under contract and on the lessees under aircraft leases, to be able to deliver, or redeliver, aircraft in accordance with the terms of executed agreements in a timely manner. Our planned initiation of service with these aircraft in the future could be adversely affected if the third parties fail to perform as contractually obligated.

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

The airline industry is highly competitive. The smaller cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. In 2014, we began service to medium-sized cities which we believe to be under-served for nonstop service to our leisure destinations. If other airlines begin to provide nonstop services to and from these markets, or otherwise target these markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets or impact our margins.

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

In recent years, the DOT has adopted revisions and expansions to a variety of its consumer protection regulations, including certain rules that took effect in 2016. Additional new regulations may be proposed or take effect in 2017. We are not able to predict the impact of any new consumer protection rules on our business, though we are monitoring the progress of potential rulings. We could be subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our practices were found to be in compliance with the DOT rules, we could incur substantial costs defending our practices.

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

In 2017, Congress may consider legislation that could increase the amount of Federal Excise Tax and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Congress also may consider privatization of the U.S. Air Traffic Control system with user fee based funding; the potential effect on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

In the past, legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the EPA has concluded that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Certain binding international restrictions adopted under the auspices of the International Civil Aviation Organization (a specialized agency of the United Nations) may become effective within several years. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

With respect to aging aircraft, aircraft weight-and-balance, consumer protection, climate change, taxation, and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers or adjust our operations to offset the new costs.

Airlines are often affected by factors beyond their control, including air traffic congestion, weather conditions, increased security measures, the outbreak of disease and a reduction in demand to any particular market, any of which could harm our operating results and financial condition.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, the airline industry, or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft types we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	our ability to grow service in the future as rapidly as the market anticipates as we continue to add more under-served cities to our network

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	substantial sales of our common stock or other actions by investors with significant shareholdings

•	additional issuances of our common stock

•	labor work actions

•	general market conditions

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2016:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
MD-83/88	47	166	21-31	26.9
Airbus A319 (2)	17	156	11-13	11.5
Airbus A320	16	177	14-20	16.9
Boeing 757-200	4	215	23-25	23.6
Total aircraft	84

(1)	Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt for discussion of notes payable collateralized by our aircraft.

(2)	Does not include 12 owned aircraft currently on lease to a European carrier until 2018 or two aircraft being prepared for revenue service as of the date indicated.

The below table includes the number of aircraft expected in service by March 31, 2017:

MD-83/88	47
A319	19
A320	17
B757-200	2
Total	85

Ground Facilities

We lease facilities at the majority of our leisure destinations and several other airports we serve. Our leases for terminal passenger service facilities (which include ticket counter and gate space, and operations support areas) generally have a term ranging from month-to-month to several years, and may typically be terminated with a 30 to 90 day notice. We have also entered into use agreements at each of the airports we serve which provide for non-exclusive use of runways, taxiways, and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

We have operational bases at airports for many of the leisure destinations we serve, as well as Bellingham International Airport, Pittsburgh International Airport, Cincinnati/Northern Kentucky International Airport, and Asheville Regional Airport. Our operational base in Myrtle Beach is maintained on a seasonal basis.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at the McCarran International Airport, Orlando Sanford International Airport and the Phoenix-Mesa Gateway Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas, Orlando Sanford, and Phoenix-Mesa for aircraft spare parts and supplies.

The following details the airport locations we utilize as operational bases as of February 1, 2017:

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

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space. To date, we occupy approximately 141,000 square feet and the remaining space will be used for growth and expansion as needed.

We also lease two other facilities in Las Vegas with approximately 10,000 and 87,000 square feet of space which are used for corporate and training purposes, as well as approximately 300,000 square feet in Florida for our new training facility. These leases expire in 2019 for the 10,000 square foot facility and in 2020 and 2026, respectively, for the other facilities. Both our West Coast and East Coast training centers have an aircraft simulator on location.

Item 3.  Legal Proceedings

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 1, 2017, the last sale price of our common stock was $172.40 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2016
1st Quarter	$182.50	$134.64
2nd Quarter	$183.91	$135.57
3rd Quarter	$152.81	$127.70
4th Quarter	$173.82	$131.45
2015
1st Quarter	$199.20	$144.51
2nd Quarter	$191.40	$151.04
3rd Quarter	$238.13	$175.00
4th Quarter	$228.79	$166.59

As of February 1, 2017, there were 181 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (b)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders (a)	43,589	$84.04	1,662,104

(a)	There are no securities to be issued under any equity compensation plans not approved by our security holders.

(b)
The shares shown as being issuable under equity compensation plans approved by our security holders excludes unvested restricted stock awards of 253,658 as all restricted stock awards are deemed to have been issued, and excludes all outstanding stock appreciation rights ("SARs") which are settled in cash.

(c)
Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at 2 times its number for purposes of the plan limit. As a result, only a maximum of 831,052 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

In 2016, we continued the payment of a regular quarterly dividend, as was done in 2015. The initial dividend was set at $0.30 per share for the first quarter of 2016. This was increased to $0.70 per share for the three subsequent quarters, bringing total regular cash dividends declared, and paid, in 2016 to $2.40 per share. We declared dividends of $2.75 per share for 2015, which included a $1.65 per share special dividend declared in December 2015 and paid in January 2016.

In addition to our regular cash dividends, our Board of Directors periodically considers the payment of special cash dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

The indenture governing our senior unsecured notes contains limitations on restricted payments, which includes stock repurchases and cash dividends. However, no limit applies if we maintain certain financial ratios. For the year ended December 31, 2016, we complied with such ratios and, as a result, we are not currently limited on the payment of cash dividends or stock repurchases. The calculation is to be made on a quarterly basis based on the trailing 12 months. There can be no assurance we will be able to maintain compliance with these financial ratios indefinitely in the future and, if not, our ability to pay cash dividends or repurchase stock may be limited.

Our Repurchases of Equity Securities

The following table reflects our repurchases of our common stock during the fourth quarter 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October	22,024	$136.28	21,975
November	46	147.60	None
December	None	N/A	None
Total	22,070	$136.30	21,975	$89,336

(1)
Includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.

(2)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2011. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2011 and the reinvestment of all dividends. Stock price performance presented for the period from December 31, 2011 to December 31, 2016 is not necessarily indicative of future results.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
ALGT	$100.00	$141.38	$205.64	$294.49	$332.45	$334.27
Nasdaq Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
AMEX Airline Index	$100.00	$136.41	$215.01	$321.15	$268.13	$341.92

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, has been derived from our audited consolidated financial statements. Readers should consider the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2016 classifications.

	For the Year Ended December 31,
FINANCIAL DATA (in thousands except per share amounts):	2016	2015	2014	2013	2012
Total operating revenue	$1,362,831	$1,262,188	$1,137,046	$996,150	$908,719
Total operating expenses	992,273	890,486	979,701	841,413	776,415
Operating income	370,558	371,702	157,345	154,737	132,304
Total other expense (1)	24,600	24,983	20,214	8,057	7,657
Income before income taxes	345,958	346,719	137,131	146,680	124,647
Net income attributable to Allegiant Travel Company	$219,590	$220,374	$86,689	$92,273	$78,597
Earnings per share to common shareholders (2):
Basic	$13.23	$12.97	$4.87	$4.85	$4.10
Diluted	$13.21	$12.94	$4.86	$4.82	$4.06
Cash dividends declared per share	$2.40	$2.75	$2.50	$2.25	$2.00
Total assets	$1,671,576	$1,358,331	$1,240,986	$935,889	$803,980
Total long-term debt, net of related costs	808,274	641,678	588,794	236,574	152,566
Shareholders' equity	473,622	350,005	294,065	377,317	401,724

(1)	Net of capitalized interest of $1.8 million in 2016.

(2)
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

	For the Year Ended December 31,
OPERATING DATA: (unaudited)	2016	2015	2014	2013	2012
Total system statistics:
Passengers	11,128,191	9,500,611	8,154,357	7,241,063	6,987,324
Revenue passenger miles (RPMs) (thousands)	10,282,827	8,944,952	7,825,962	7,129,416	6,514,056
Available seat miles (ASMs) (thousands)	12,375,505	10,526,610	8,945,616	8,146,135	7,487,276
Load factor	83.1%	85.0%	87.5%	87.5%	87.0%
Operating expense per ASM (CASM) (cents)**	8.02	8.45	10.95	10.33	10.37
Fuel expense per ASM (cents)**	2.08	2.64	4.34	4.73	5.05
Operating CASM, excluding fuel (cents)	5.94	5.81	6.61	5.60	5.32
ASMs per gallon of fuel	71.62	70.20	69.38	67.62	63.00
Departures	82,341	68,653	56,961	51,083	53,615
Block hours	190,706	160,431	135,572	125,449	124,610
Average stage length (miles)	889	900	918	933	872
Average number of operating aircraft during period	83.3	74.3	68.8	62.9	60.2
Average block hours per aircraft per day	6.3	5.9	5.4	5.5	5.7
Full-time equivalent employees at end of period	3,416	2,846	2,411	2,065	1,821
Fuel gallons consumed (thousands)	172,796	149,951	128,933	120,476	118,839
Average fuel cost per gallon**	$1.49	$1.86	$3.01	$3.20	$3.18
Scheduled service statistics:
Passengers	11,003,864	9,355,097	8,017,442	7,103,375	6,591,707
Revenue passenger miles (RPMs) (thousands)	10,130,675	8,821,908	7,711,696	7,015,108	6,220,320
Available seat miles (ASMs) (thousands)	11,921,733	10,236,075	8,693,631	7,892,896	6,954,408
Load factor	85.0%	86.2%	88.7%	88.9%	89.4%
Departures	78,747	65,683	54,440	48,389	46,995
Block hours	183,290	155,403	131,210	120,620	113,671
Total scheduled service revenue per ASM (TRASM)* (cents)	10.89	11.82	12.66	12.37	12.33
Average fare - scheduled service	$68.47	$78.63	$91.30	$91.69	$88.90
Average fare - ancillary air-related charges	$45.40	$46.43	$41.37	$40.52	$35.72
Average fare - ancillary third party products	$4.08	$4.29	$4.56	$5.21	$5.48
Average fare - total	$117.95	$129.35	$137.23	$137.42	$130.10
Average stage length (miles)	895	915	934	952	918
Fuel gallons consumed (thousands)	166,528	145,654	125,173	116,370	109,257
Percent of sales through website during period	94.2%	95.1%	93.8%	92.0%	90.1%

*
Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.

**	Includes effect of fuel tax refund of $8.3 million in 2016.

The following terms used in this section and elsewhere in this annual report have the meanings indicated below:

“Available seat miles” or “ASMs” represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Average fuel cost per gallon” represents total aircraft fuel expense for our total system divided by the total number of fuel gallons consumed in our total system.

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

“Operating CASM, excluding fuel” represents operating expenses, less aircraft fuel, divided by available seat miles. Although Operating CASM, excluding fuel, is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to Operating Expenses as an indicator of our financial performance, this statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2016, 2015 and 2014. Also discussed is our financial position as of December 31, 2016 and 2015. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

YEAR IN REVIEW

2016 highlights:

•	Solidified timing to begin operating a single fleet type in conjunction with fully retiring our MD-80 aircraft by the end of 2019;

•	appointed John Redmond as President of our company;

•	reached a collective bargaining agreement for our pilots (which became effective August 1, 2016);

•	launched the Allegiant World MasterCard® issued by Bank of America;

•
added 9 Airbus A320 series aircraft into revenue service and signed contracts (including for the purchase of 12 newly manufactured aircraft) which will increase the number of owned Airbus aircraft to 78;

•	returned $66.4 million to shareholders through stock repurchases, paid a special cash dividend of $27.7 million in January 2016, as well as $39.8 million as 2016 recurring cash dividends;

•	added $150.0 million to our existing senior unsecured notes;

•	produced operating margin of 27.2 percent and $13.21 earnings per share (fully diluted); and

•	operated 360 routes at December 31, 2016 versus 296 at the end of 2015.

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	December 31, 2016	December 31, 2015	December 31, 2014
MD83/88	47	51	53
B757-200	4	5	6
A319 (1)	17	10	4
A320	16	14	7
Total	84	80	70
(1) Does not include 12 owned aircraft currently on lease to a European carrier or two aircraft being prepared for revenue service as of December 31, 2016.

As of February 1, 2017, we have entered into forward purchase agreements for 31 Airbus A320 series aircraft for which we have not yet taken delivery. We expect delivery of 18 aircraft in 2017 and the remaining in 2018 and 2019. Refer to Part I - Item 2 - Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

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

Our route network as of December 31, 2016 represents a 22 percent increase in the number of routes flown compared to the end of 2015, and the number of mid-sized cities served is now up to 19 after initiating service to these larger airports in 2014.

As of February 1, 2017 and including recent service announcements, we were selling 377 routes.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	December 31, 2016	December 31, 2015	December 31, 2014
Leisure destinations	21	17	13
Under-served cities	97	88	83
Total cities	118	105	96
Total routes	360	296	233

TRENDS

During 2016, we solidified our plan to transition to the Airbus A320 series aircraft as our single fleet type and retired one Boeing 757 aircraft and four MD-80 aircraft. We expect to retire the remaining four Boeing 757 aircraft in 2017, and the remaining 47 MD-80 aircraft by the end of 2019. We continue to focus on the purchase of used Airbus A320 series aircraft to add to our operating fleet.

Although Airbus aircraft are significantly more fuel efficient than our other fleet types, fuel costs in the long-term remain uncertain and cost volatility could materially affect our future operating expenses.

In September 2016, we launched the Allegiant World MasterCard® issued by Bank of America. This program provides us with an additional opportunity to increase revenue. The number of cardholder accounts established thus far has exceeded initial forecasts. We continuously develop initiatives for additional revenue streams and opportunities to promote the Allegiant brand.

We continue to add service from medium-sized cities. As of February 1, 2017, we were offering service on 96 medium-sized city routes compared to 71 as of the same date in 2016. We believe many of these cities are no longer considered core hubs for major carriers, and from which many have reduced service, creating a void for us to fill with limited or no direct nonstop competition. We will continue to strategically add routes and service to new cities.

The collective bargaining agreement reached with the IBT for our pilots was ratified in July 2016 and became effective on August 1, 2016. Incremental expense in 2016 was approximately $17 million and an estimated increase in total cost of $290 million is expected over the entire five-year agreement term.

In August 2016, our flight attendants, represented by the Transport Workers Union, reached a tentative collective-bargaining agreement with us. The flight attendants chose not to approve this agreement and the parties are continuing negotiations. Any labor agreement reached following negotiations would likely increase our operating costs.

In October 2016, our flight dispatchers voted in favor of representation by the IBT Local 986. We are in the initial stages of the process and negotiations commenced in February 2017. We had approximately 40 flight dispatchers as of February 1, 2017.

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

Depreciation and amortization expense includes the depreciation of all fixed assets, including owned aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are deferred under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

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

RESULTS OF OPERATIONS

2016 compared to 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for 2016 increased by $17.9 million compared with 2015, primarily driven by a 17.6 percent increase in the number of scheduled service passengers on a 16.5 percent increase in ASMs, offset by a

12.9 percent decrease in average base fare. During 2016, we increased scheduled service ASMs for off-peak flying (flights scheduled on off-peak days or during off-peak seasons) by 24.0 percent over 2015 as flights with lower base fares added to our profitability due to lower fuel prices.

Ancillary air-related revenue. Ancillary air-related revenue for 2016 increased $65.2 million, or 15.0 percent, compared with 2015, due mostly to the 17.6 percent increase in scheduled service passengers resulting from capacity growth. This was offset by a 2.2 percent decrease in average ancillary air-related fare per passenger.

Ancillary third party revenue. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(dollars in thousands)	2016	2015	Change
Gross ancillary revenue - third party products	$144,608	$132,441	9.2%
Cost of goods sold	(98,552)	(90,827)	8.5
Transaction costs (1)	(1,116)	(1,437)	(22.3)
Ancillary revenue - third party products	$44,940	$40,177	11.9
As percent of gross ancillary revenue - third party	31.1%	30.3%	0.8 pp
Hotel room nights	439,942	452,272	(2.7)%
Rental car days	1,502,326	1,204,982	24.7%
(1) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased $4.8 million in 2016 from 2015. This was due primarily to the 17.6 percent increase in scheduled service passengers which contributed to a 24.7 percent increase in rental car days sold. Rental car sales have been bolstered by our network growth in East Coast cities, where rental car take rates are higher. This increase was offset by an overall 4.9 percent decrease in ancillary third party products revenue per passenger, largely attributable to a decline in hotel room take rate. Hotel room night sales have slowed in the current year mostly due to our network shift away from Las Vegas (our largest hotel market) to East Coast cities where hotel room night sales are lower.

Other revenue. Other revenue remained relatively flat in 2016 from 2015, at $33.0 million and $32.4 million, respectively.

Fixed fee contract revenue. Fixed fee contract revenue for 2016 increased $12.2 million, or 61.9 percent, compared with 2015, due mostly to the Apple Vacations charter which did not begin until December 2015, as well as increased flying for the Department of Defense.

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

	For the Year Ended December 31,		Percent
	2016	2015	Change
Aircraft fuel*	$23.12	$29.30	(21.1)%
Salaries and benefits	26.24	24.19	8.5
Station operations	11.15	10.77	3.5
Maintenance and repairs	9.98	9.74	2.5
Depreciation and amortization	9.45	10.33	(8.5)
Sales and marketing	1.84	2.25	(18.2)
Aircraft lease rentals	0.08	0.24	(66.7)
Other	7.29	6.91	5.5
Operating expense per passenger*	$89.15	$93.73	(4.9)%
Operating expense per passenger, excluding fuel	$66.03	$64.43	2.5%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	For the Year Ended December 31,		Percent
	2016	2015	Change
Aircraft fuel*	2.08	2.64	(21.2)%
Salaries and benefits	2.36	2.18	8.3
Station operations	1.00	0.97	3.1
Maintenance and repairs	0.90	0.88	2.3
Depreciation and amortization	0.85	0.93	(8.6)
Sales and marketing	0.17	0.20	(15.0)
Aircraft lease rentals	0.01	0.02	(50.0)
Other	0.66	0.63	4.8
CASM*	8.03	8.45	(5.0)%
Operating CASM, excluding fuel	5.95	5.81	2.4%
 *Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

Aircraft fuel expense. Aircraft fuel expense for 2016 decreased $21.1 million, or 7.6 percent, compared with 2015. The decrease was primarily the result of a 19.9 percent decrease in system average cost per gallon to $1.49 per gallon (including the effect of $8.3 million fuel tax refund). This was offset by a 15.2 percent increase in system fuel gallons consumed resulting from the increase in ASMs. As we add additional Airbus aircraft, which are more fuel efficient than our MD-80 aircraft, we anticipate our fuel efficiency will continue to improve; our system ASMs per gallon increased from 70.2 in 2015 to 71.6 in 2016 as Airbus aircraft flew 48.5 percent of scheduled service ASMs in 2016 compared to 32.6 percent in 2015.

Salary and benefits expense. Salary and benefits expense for 2016 increased $62.2 million, or 27.1 percent, compared with 2015. The increase was partially attributable to a 20.0 percent increase in the number of full-time equivalent employees ("FTEs") associated with the increase in average number of aircraft in service and the planning and training needed to transition to a single fleet type. The collective bargaining agreement with our pilots also drove an increase in salary and benefits expense for this employee group from the effective date of the agreement on August 1, 2016.

Station operations expense. Station operations expense for 2016 increased $21.8 million, or 21.3 percent on a 19.9 percent increase in scheduled service departures compared with 2015.

Maintenance and repairs expense. Maintenance and repairs expense for 2016 increased $18.5 million, or 20.0 percent compared with 2015. The increase is due mostly to a 12.1 percent increase in the average number of operating aircraft in service as well as the mix of maintenance activities resulting in more expensive events in the current year. Major maintenance events for the MD-80 aircraft are expected to decline as we retire aircraft consistent with our fleet retirement plan. The cost of major maintenance events for our Airbus aircraft are capitalized in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Sales and marketing expense. Sales and marketing expense for 2016 decreased $0.8 million, or 3.9 percent, compared to 2015, primarily due to a reduction in net credit card fees paid by us. We charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. In 2017 we discontinued the charge for credit card fee reimbursement. Credit card fee reimbursements for 2016 and 2015 were $25.5 million and $21.7 million, respectively. The reduction in credit card fees was offset by increased expenses in 2016 related to a national advertising campaign which launched in late 2015 and is ongoing.

Depreciation and amortization expense. Depreciation and amortization expense for 2016 increased $7.1 million, or 7.3 percent, compared with 2015 due mainly to a 12.1 percent increase in the average number of operating aircraft. The effect of the increase in operating aircraft was diluted by reduced depreciation on our MD-80 aircraft nearing full depreciation. However, as the retirement of these aircraft has been accelerated to 2019 or earlier, the related depreciation expense will increase in the coming years to account for the acceleration.

Other expense. Other expense for 2016 increased by $15.5 million, or 23.7 percent, compared with 2015, due to increased flight crew training needed to support our growing operating fleet and network, information technology expenses, as well as increased property taxes and expenses related to irregular operations over the summer 2016.

Income Tax Expense

Our effective income tax rate remained flat at 36.5 percent for both 2016 and 2015. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on pre-tax book income, non-deductible expenses and estimated state income taxes.

2015 compared to 2014

Operating Revenue

Scheduled service revenue. Scheduled service revenue for 2015 increased by $3.5 million compared with 2014. The increase was primarily driven by a 16.7 percent increase in the number of scheduled service passengers, which was impacted by a 2.5 percent decrease in load factor attributable to more off-peak flying. This, as well as additional flying into new markets (those operating for less than one year), put pressure on our base fares and led to a 13.9 percent decrease in scheduled service average base fare. Our fares were also impacted by increased government mandated taxes which contributed to the decrease in per-passenger scheduled service revenue for 2015 compared to 2014, as we were not able to pass on the entire increase to the customer without impacting demand.

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

Ancillary third party revenue.  The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	For the Year Ended December 31,		Percentage
(dollars in thousands)	2015	2014	Change
Gross ancillary revenue - third party products	$132,441	$121,444	9.1%
Cost of goods sold	(90,827)	(83,053)	9.4
Transaction costs (a)	(1,437)	(1,804)	(20.3)
Ancillary revenue - third party products	$40,177	$36,587	9.8
As percent of gross ancillary revenue - third party	30.3%	30.1%	0.2 pp
Hotel room nights	452,272	528,329	(14.4)%
Rental car days	1,204,982	916,640	31.5%
(a) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased $3.6 million in 2015 from 2014. This was due primarily to the 16.7 percent increase in scheduled service passengers which drove a 31.5 percent increase in rental car days sold. Also, rental car sales have been bolstered by our network growth in East Coast cities, where rental car take rates are higher. Hotel room night sales slowed in 2015 mostly due to our network shift away from Las Vegas (our largest hotel market) to East Coast cities where hotel room night sales are weaker. Additionally, weakness in the Canadian dollar led to a decrease in Canadian passengers who have historically comprised a significant percentage of our hotel room night sales.

Fixed fee contract revenue. Fixed fee contract revenue for 2015 increased $2.3 million, or 13.5 percent, compared with 2014, due to additional charter activity in 2015.

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

Salary and benefits expense. Excluding a one-time expense of $7.3 million related to the departure of our former President and COO in September 2014, salary and benefits expense for 2015 increased $43.8 million, or 23.5 percent, compared with 2014. The increase is primarily attributable to an 18.0 percent increase in the number of FTEs needed to support an 8.0 percent increase in average number of aircraft in service. In addition, a year over year increase in profitability drove a $15.1 million increase in our bonus accrual, and our pilots entered a higher pay-band in May 2015. Salary and benefits expense on a per ASM basis was relatively flat year over year.

Station operations expense. Station operations expense for 2015 increased $17.6 million, or 20.8 percent on a 20.7 percent increase in scheduled service departures compared with the same period in 2014.

Maintenance and repairs expense. Maintenance and repairs expense for 2015 increased $5.8 million, or 6.7 percent compared with 2014. The increase was due mostly to an 8.0 percent increase in the average number of operating aircraft in service. Our total major maintenance events decreased by one when compared to 2014 due to the regular rotation of scheduled events for our MD-80 aircraft.

Sales and marketing expense. Sales and marketing expense for 2015 decreased $7.1 million, or 25.1 percent, compared to 2014, primarily due to a reduction in net credit card fees paid by us. We charged for credit card fee reimbursement at zero margin (a fee charged to customers for using a credit card) beginning in December 2014. This charge was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced.

Aircraft lease rentals expense. Aircraft lease rentals expense decreased $13.6 million for 2015 compared with 2014, as our need for sub-service flights decreased substantially in 2015. We do not currently lease any aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for 2015 increased $14.7 million, or 17.6 percent, compared with 2014 due mainly to an 8.0 percent increase in average number of operating Airbus aircraft, and was flat on a per ASM basis. Additionally, during the second quarter of 2014, we began depreciating 12 Airbus A320 series aircraft on lease to a European carrier, which are non-ASM producing aircraft.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash and investment securities (short-term and long-term) were $470.5 million and $407.8 million at December 31, 2016 and 2015, respectively. Restricted cash represents escrowed funds under fixed fee contracts and cash collateralized against letters of credit required by hotel properties for guaranteed room availability, airports, and certain other parties. Under our fixed fee flying contracts, we require customers to prepay for flights, and the cash is escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability. Investment securities represent liquid marketable securities which are available-for-sale.
During 2016, our primary source of funds was $346.9 million generated by our operations in addition to $321.2 million in proceeds from notes payable. Our operating cash flows and borrowings have allowed us to return value to shareholders and invest in the growth of our fleet. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We expect to finance a significant portion of the purchase price of our new Airbus aircraft order and believe the financing will be available on acceptable terms. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. As of December 31, 2016, authority under our board-approved stock repurchase program was $89.3 million. There is no expiration date for the program.

Debt

Our total long-term debt obligations, without reduction for related costs, increased from $646.2 million as of December 31, 2015 to $813.2 million as of December 31, 2016. As of February 1, 2017, we had five unencumbered owned aircraft, as well as $56.0 million undrawn on our senior secured revolving credit facility.

Sources and Uses of Cash

Operating Activities. During 2016, our operating activities provided $346.9 million of cash compared to $365.4 million during 2015. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, for which the vast majority of tickets are purchased prior to the day travel occurs. The year over year decrease in reported cash inflows was impacted by the expenditure of $18.9 million related to major maintenance for our Airbus airframes and engines.
During 2015, our operating activities provided $365.4 million of cash compared to $269.8 million in 2014. The increase in cash inflows was primarily the result of an increase in earnings after adjustments made for non-cash items such as depreciation and amortization expense ($14.7 million higher in 2015) and change in deferred income taxes ($16.3 million higher in 2015).
Investing Activities. Cash used in investing activities for 2016 was $401.8 million compared to $234.2 million in 2015. During 2016, our primary use of cash was for the purchase of property and equipment of $325.2 million (including aircraft pre-delivery deposits). Cash was also used for the purchase of investment securities, net of maturities, of $83.5 million.
During 2015, our primary use of cash was for the purchase of property and equipment of $252.7 million and offset by the proceeds from the maturity of investment securities, net of purchases, of $16.3 million.
During 2014, our primary use of cash was for the purchase of property and equipment of $279.4 million and the purchase of investment securities, net of maturities, of $36.6 million.
Financing Activities. Cash provided by financing activities in 2016 was $32.6 million compared to $133.6 million cash used in financing activities in 2015. In 2016, proceeds from the issuance of long-term debt net of principal payments were $167.1 million which were offset by cash dividends paid to shareholders of $67.5 million and stock repurchases of $66.4 million. In 2015, proceeds from the issuance of long-term debt net of principal payments of $53.1 million were more than offset by $129.5 million of stock repurchases and $62.4 million in cash dividends paid to shareholders.

In 2014, cash provided by financing activities was $37.4 million, the majority of which was related to $385.3 million in proceeds from the issuance of long-term debt, offset by principal debt payments of $168.8 million and $139.1 million of stock repurchases.
OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2016 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$908,606	$123,342	$720,036	$65,228	$—
Operating lease obligations (2) (5)	20,604	5,461	9,023	3,132	2,988
Aircraft purchase obligations (3) (5)	578,686	379,152	165,734	33,800	—
Airport fees under use and lease agreements (4) (5)	37,866	11,115	21,473	5,278	—
Total future payments under contractual obligations	$1,545,762	$519,070	$916,266	$107,438	$2,988

(1)	Long-term debt obligations include scheduled interest payments (using LIBOR rates as of December 31, 2016) and excludes debt issuance costs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements based on events and transactions occurring during the periods reported. Note 2 to our Consolidated Financial Statements provides a detailed discussion of our significant accounting policies.

Critical accounting policies are defined as those policies that reflect significant judgments about matters that are inherently uncertain. Our actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are limited to those described below.

Affinity Credit Card Program

In 2016, we launched the Allegiant World MasterCard® issued by Bank of America through which arrangement we sell points and receive consideration under an agreement with a seven year scheduled duration. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.
The travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders. The marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.

Accounting for Long-Lived Assets
We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in operations, and estimated salvage values.

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

Aircraft Maintenance and Repair Costs and Major Maintenance Deferral

We account for major maintenance costs of Airbus airframes and the related CFM engines using the deferral method. Under this method, the cost of major maintenance events is capitalized and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event. The timing of the next major maintenance event is estimated based on assumptions including estimated cycles, hours and months, required maintenance intervals, and the age/condition of related parts. These assumptions may change based on forecasted aircraft utilization changes, updates to government regulations, and manufacturer maintenance intervals, as well as unplanned incidents causing damage requiring a major maintenance event prior to a scheduled visit. If the estimated timing of the next maintenance event changes, the related amortization period would also change.

We account for non-major maintenance and repair costs incurred as well as major maintenance costs of MD-80 airframes and the related JT8D-210 engines under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft are charged to operating expenses as incurred. Our Boeing 757-200 aircraft and related RB-211 engines have not experienced any major maintenance events. Maintenance and repair costs includes all parts, materials, line maintenance, and non-major maintenance activities required to maintain the Company's multiple fleet types.

Share-based Compensation

We recognize share-based compensation expense over the requisite service period using a fair value approach. Determining fair value requires judgment, and we use the Black-Scholes valuation model for stock options and cash-settled SARs issued. Cash-settled SARs are liability-based awards and fair value is updated monthly using the Black-Scholes valuation model for outstanding awards. Judgment is required to establish the assumptions to be used in the model. These assumptions are for the volatility of our common stock price, estimated term over which our stock options and SARs will be outstanding, interest rate, and dividend yield to be applied. We use our closing stock price on the grant date as the fair value for issuances of restricted stock.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2016 represented 25.9 percent of our total operating expenses. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2016 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel (excluding the effect of the fuel tax refund) would have increased fuel expense by approximately $26.4 million for the 2016 year. We have not hedged fuel price risk in recent years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities and variable-rate debt. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the year ended December 31, 2016 would have affected interest income from cash and investment securities by approximately $4.3 million.

As of December 31, 2016, we had $344.8 million of variable-rate debt including current maturities and excluding related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense by approximately $3.2 million in 2016.

As of December 31, 2016, we had $468.4 million of fixed-rate debt, including current maturities and excluding related costs, which had a fair value of $483.2 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such dates.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below (in thousands, except for per share amounts).

	March 31	June 30	September 30	December 31
2016
Operating revenues	$348,615	$344,851	$333,481	$335,883
Operating income	121,126	104,476	76,840	68,115
Net income attributable to Allegiant Travel Company	71,980	60,847	45,453	41,310
Earnings per share to common stockholders:
Basic	4.29	3.69	2.76	2.49
Diluted	4.29	3.68	2.75	2.48
2015
Operating revenues	$329,241	$322,102	$299,956	$310,889
Operating income	108,099	92,756	77,082	93,765
Net income attributable to Allegiant Travel Company	64,867	54,339	44,458	56,710
Earnings per share to common stockholders:
Basic	3.75	3.19	2.63	3.38
Diluted	3.74	3.18	2.62	3.38

The sum of the quarterly earnings per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter and for the full year, based on respective weighted average common shares outstanding and other potentially dilutive common shares.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allegiant Travel Company:

We have audited the accompanying consolidated balance sheet of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegiant Travel Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Allegiant Travel Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allegiant Travel Company:

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries as of December 31, 2015, and the related consolidated statements of income, and comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Travel Company and subsidiaries at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 22, 2016

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$64,711	$87,112
Restricted cash	11,647	10,358
Short-term investments	269,269	245,583
Accounts receivable	40,667	21,815
Expendable parts, supplies and fuel, net	16,797	15,583
Prepaid expenses	16,277	18,276
Other current assets	2,686	3,185
TOTAL CURRENT ASSETS	422,054	401,912
Property and equipment, net	1,095,314	885,942
Long-term investments	124,834	64,752
Deferred major maintenance, net	17,347	—
Deposits and other assets	12,027	5,725
TOTAL ASSETS	$1,671,576	$1,358,331
CURRENT LIABILITIES:
Accounts payable	$16,010	$6,801
Accrued liabilities	96,661	116,131
Air traffic liability	194,001	198,136
Current maturities of notes payable, net of related costs	86,226	74,069
TOTAL CURRENT LIABILITIES	392,898	395,137
LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES:
Long-term debt, net of current maturities and related costs	722,048	567,609
Deferred income taxes	75,338	45,580
Other noncurrent liabilities	7,670	—
TOTAL LIABILITIES:	1,197,954	1,008,326
SHAREHOLDERS' EQUITY:
Common stock, par value $.001, 100,000,000 shares authorized; 22,469,413 and 22,250,210 shares issued; 16,633,425 and 16,802,897 shares outstanding, as of December 31, 2016 and 2015, respectively	22	22
Treasury stock, at cost, 5,835,988 and 5,447,313 shares at December 31, 2016 and 2015, respectively	(517,803)	(453,415)
Additional paid in capital	238,236	228,945
Accumulated other comprehensive income, net	(230)	834
Retained earnings	753,397	573,619
TOTAL EQUITY	473,622	350,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,671,576	$1,358,331

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
OPERATING REVENUE:
Scheduled service revenue	$753,414	$735,563	$732,020
Ancillary revenue:
Air-related charges	499,542	434,317	331,689
Third party products	44,940	40,177	36,587
Total ancillary revenue	544,482	474,494	368,276
Fixed fee contract revenue	31,972	19,747	17,403
Other revenue	32,963	32,384	19,347
Total operating revenue	1,362,831	1,262,188	1,137,046
OPERATING EXPENSES:
Aircraft fuel	257,332	278,394	388,216
Salary and benefits	291,974	229,802	193,345
Station operations	124,052	102,294	84,667
Maintenance and repairs	111,070	92,575	86,781
Depreciation and amortization	105,216	98,097	83,409
Sales and marketing	20,527	21,349	28,492
Aircraft lease rentals	924	2,326	15,945
Other	81,178	65,649	55,566
Special charge	—	—	43,280
Total operating expenses	992,273	890,486	979,701
OPERATING INCOME	370,558	371,702	157,345
OTHER (INCOME) EXPENSE:
Interest income	(3,010)	(1,452)	(901)
Interest expense	28,836	26,510	21,205
Other, net	(1,226)	(75)	(90)
Total other expense	24,600	24,983	20,214
INCOME BEFORE INCOME TAXES	345,958	346,719	137,131
PROVISION FOR INCOME TAXES	126,368	126,389	50,828
NET INCOME	219,590	220,330	86,303
Net loss attributable to noncontrolling interest	—	(44)	(386)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$219,590	$220,374	$86,689
Earnings per share to common stockholders:
Basic	$13.23	$12.97	$4.87
Diluted	$13.21	$12.94	$4.86
Shares used for computation:
Basic	16,465	16,923	17,729
Diluted	16,489	16,962	17,782

Cash dividends declared per share:	$2.40	$2.75	$2.50

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$219,590	$220,330	$86,303
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	318	(185)	(124)
Foreign currency translation adjustments	88	226	176
Change in derivatives, net of tax	(424)	874	1,171
Reclassification of derivative gains into Other revenue	(1,046)	(1,292)	—
Total other comprehensive (loss) income	(1,064)	(377)	1,223
TOTAL COMPREHENSIVE INCOME	218,526	219,953	87,526
Comprehensive loss attributable to noncontrolling interest	—	(44)	(386)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$218,526	$219,997	$87,912

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Total
							Allegiant
				Accumulated			Travel
	Common		Additional	other			Company		Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'	Noncontrolling	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity	interest	equity
Balance at December 31, 2013	18,544	$22	$209,213	$(12)	$352,811	$(186,291)	$375,743	$1,574	$377,317
Share-based compensation	93	—	8,602	—	—	—	8,602	—	8,602
Issuance of common stock, net of forfeitures	44	—	—	—	—	—	—	—	—
Tax benefit from share-based compensation	—	—	3,442	—	—	—	3,442	—	3,442
Shares repurchased by the Company and held as treasury shares	(1,268)	—	—	—	—	(139,105)	(139,105)	—	(139,105)
Cash dividends declared, $2.50 per share	—	—	—	—	(43,717)	—	(43,717)	—	(43,717)
Other comprehensive income	—	—	—	1,223	—	—	1,223	—	1,223
Net income (loss)	—	—	—	—	86,689	—	86,689	(386)	86,303
Balance at December 31, 2014	17,413	$22	$221,257	$1,211	$395,783	$(325,396)	$292,877	$1,188	$294,065
Share-based compensation	37	—	7,307	—	—	—	7,307	—	7,307
Issuance of common stock, net of forfeitures	40	—	—	—	—	—	—	—	—
Tax benefit from share-based compensation	—	—	3,865	—	—	—	3,865	—	3,865
Liquidation of ownership interest in subsidiary	—	—	(3,484)	—	3,926	—	442	(1,144)	(702)
Shares repurchased by the Company and held as treasury shares	(695)	—	—	—	—	(129,455)	(129,455)	—	(129,455)
Stock issued under employee stock purchase plan	8	—	—	—	—	1,436	1,436	—	1,436
Cash dividends declared, $2.75 per share	—	—	—	—	(46,464)	—	(46,464)	—	(46,464)
Other comprehensive (loss)	—	—	—	(377)	—	—	(377)	—	(377)
Net income (loss)	—	—	—	—	220,374	—	220,374	(44)	220,330
Balance at December 31, 2015	16,803	$22	$228,945	$834	$573,619	$(453,415)	$350,005	$—	$350,005
Share-based compensation	5	—	9,291	—	—	—	9,291	—	9,291
Issuance of common stock, net of forfeitures	214	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(402)	—	—	—	—	(66,371)	(66,371)	—	(66,371)
Stock issued under employee stock purchase plan	13	—	—	—	—	1,983	1,983	—	1,983
Cash dividends declared, $2.40 per share	—	—	—	—	(39,812)	—	(39,812)	—	(39,812)
Other comprehensive (loss)	—	—	—	(1,064)	—	—	(1,064)	—	(1,064)
Net income	—	—	—	—	219,590	—	219,590	—	219,590
Balance at December 31, 2016	16,633	$22	$238,236	$(230)	$753,397	$(517,803)	$473,622	$—	$473,622

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$219,590	$220,330	$86,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,216	98,097	83,409
Loss on aircraft and other equipment disposals	4,981	4,630	7,100
Special charge	—	—	43,280
Provision for obsolescence of expendable parts, supplies and fuel	2,598	1,604	1,301
Amortization of deferred financing costs	1,688	1,099	2,215
Share-based compensation expense	9,389	10,474	16,723
Deferred income taxes	29,846	8,979	(7,353)
Excess tax benefits from share-based compensation	—	(3,865)	(3,442)
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	(18,201)	(1,693)	4,707
(Increase) decrease in prepaid expenses	1,999	6,030	8,591
Increase (decrease) in accounts payable	9,209	(6,431)	851
Increase (decrease) in accrued liabilities	7,596	14,673	9,243
Increase (decrease) in air traffic liability	(4,135)	12,821	17,927
Deferred major maintenance	(18,857)	—	—
Other, net	(4,058)	(1,381)	(1,074)
Net cash provided by operating activities	346,861	365,367	269,781
INVESTING ACTIVITIES:
Purchase of investment securities	(444,532)	(357,546)	(334,538)
Proceeds from maturities of investment securities	361,082	373,816	297,968
Aircraft pre-delivery deposits	(125,434)	—	—
Purchase of property and equipment, including capitalized interest	(199,743)	(252,686)	(279,418)
Other investing activities	6,790	2,198	740
Net cash used in investing activities	(401,837)	(234,218)	(315,248)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(67,540)	(62,439)	(41,787)
Excess tax benefits from share-based compensation	—	3,865	3,442
Proceeds from the issuance of long-term debt	321,160	121,000	385,300
Repurchase of common stock	(66,371)	(129,455)	(139,105)
Principal payments on long-term debt	(154,080)	(67,930)	(168,794)
Other financing activities	(594)	1,312	(1,690)
Net cash provided by (used in) financing activities	32,575	(133,647)	37,366
Net change in cash and cash equivalents	(22,401)	(2,498)	(8,101)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,112	89,610	97,711
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,711	$87,112	$89,610
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest paid, net of amount capitalized	$21,758	$23,574	$19,270
Income taxes, net of refunds	$110,612	$111,399	$55,501
Non-cash transactions:
Long-term debt assumed for aircraft	$—	$—	$141,960

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2016, 2015 and 2014

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegiant Travel Company and its wholly-owned operating subsidiaries. The Company has no independent assets or operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Any subsidiaries of the parent company other the subsidiary guarantors are minor. The Company's investments in unconsolidated affiliates, which are 50 percent or less owned, are accounted for under the equity method. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period amounts to conform to current year presentation.

Use of Estimates

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

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Restricted cash at December 31, 2016 and 2015 was $11.6 million and $10.4 million, respectively.

Accounts Receivable

Accounts receivable are carried at face amount which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, commission amounts due from Enterprise Holdings Inc., based on terms in the rental car provider agreement, income tax receivables, and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected. The allowance for doubtful accounts was zero as of December 31, 2016 and 2015. The Company also had an outstanding receivable from a third party as of December 31, 2016, for which $8.3 million is due more than one year after the balance sheet date and is classified with the Company's other assets.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in shareholders’ equity.

Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date as of the balance sheet date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year. As of December 31, 2016, the Company’s long-term investments consisted of corporate debt securities, government debt securities and municipal debt securities with contractual maturities of less than 24 months. Investment securities consisted of the following (in thousands):

	As of December 31, 2016				As of December 31, 2015
		Unrealized				Unrealized
	Cost	Gains	(Losses)	Market Value	Cost	Gains	(Losses)	Market Value
Municipal debt securities	$153,506	$2	$(216)	$153,292	$52,669	$2	$(1)	$52,670
Commercial paper	108,421	14	(63)	108,372	83,155	—	(1)	83,154
Corporate debt securities	101,739	3	(124)	101,618	108,485	50	(154)	108,381
Federal agency debt securities	47,524	1	(71)	47,454	73,783	—	(80)	73,703
US Treasury Bonds	4,615	—	(6)	4,609	1,607	—	(1)	1,606
Money market funds	123	—	—	123	781	—	—	781
Total	$415,928	$20	$(480)	$415,468	$320,480	$52	$(237)	$320,295

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2016, 2015, and 2014. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on the remaining useful lives of the corresponding fleet type and salvage values. The allowance for expendable parts and supplies was $7.2 million and $4.6 million at December 31, 2016 and 2015, respectively. Rotable aircraft parts inventories are included in property and equipment.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to five years. The Company had unamortized computer software development costs of $40.4 million and $38.2 million as of December 31, 2016 and 2015, respectively. Amortization expense related to computer software was $13.3 million, $10.0 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value. The estimated useful lives are as follows:

Aircraft and related flight equipment:
MD83/88 (remaining depreciable lives)	3 years
Boeing 757-200 (remaining depreciable lives)	1 year
Airbus A320 Series	10-15 years
Rotable parts	1-7 years
Buildings	25 years
Equipment and leasehold improvements	3-7 years
Computer hardware and software	3-5 years

In estimating the useful lives and residual values of aircraft, the Company primarily has relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events. These estimates are evaluated each reporting period and adjusted if necessary. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result in an acceleration of depreciation expense associated with the change in estimate.

Payments required to be made in advance of aircraft delivery are qualifying assets and interest attributable to these payments is capitalized as part of the cost of the related asset until the aircraft has been delivered and is ready to enter revenue service. Interest is capitalized at the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the asset. Capitalized interest for 2016 was $1.8 million and zero in 2015.

Aircraft Maintenance and Repair Costs

The Company accounts for non-major maintenance and repair costs incurred under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft are charged to operating expenses as incurred. Maintenance and repair costs includes all parts, materials, line maintenance, and non-major maintenance activities required to maintain the Company's multiple fleet types.

The Company accounts for major maintenance costs of its MD-80 airframes and the related JT8D-219 engines using the direct expense method. Under this method, major maintenance costs are charged to expense as incurred. The Company has not experienced any major maintenance events for the Boeing 757-200 fleet.

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. The first major maintenance events for these aircraft and engines occurred during 2016. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2016, the Company capitalized $18.9 million of costs for major maintenance with associated amortization expense and accumulated amortization of $1.5 million.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired, and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service for which the asset will be used in operations, and estimated salvage values.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred impairment losses related to two Boeing 757-200 airframes and other MD-80 parts, of $3.0 million, $1.1 million and $3.4 million, respectively and classified within Other operating expense.

In 2014, the Company recorded a non-cash impairment charge of $43.3 million on its fleet of Boeing 757 aircraft, engines, and related assets as a result of its review of fleet value. The review was based on factors such as the Company's ability or intent to operate fleet types through their estimated useful lives, potential changes to the fleet residual values based on changes in market conditions for used aircraft, spare engines and parts, and potential changes to the scheduled revenue network based on competition trends and operational performance.

Revenue Recognition

Scheduled service revenue
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

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Ancillary air-related revenue
Ancillary air-related revenue is generated from fees paid by ticketed passengers and consists of baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenues from air-related charges are recognized when the transportation is provided if the product is not deemed distinct of the original ticket sale. Change and cancellation fees for nonrefundable itineraries are air-related charges deemed distinct of the original ticket sale, and are recognized as revenue when the fee is incurred by the customer.

Ancillary third party revenue
Ancillary revenue is also generated from the sale of third party products such as hotel rooms, rental cars and ticket attractions. Revenue from the sale of third party products is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The Company follows accounting standards for determining whether it is a principal or an agent in revenue arrangements to determine the amount of revenue to be recognized for each element of a bundled sale involving air-related charges and third party products in addition to airfare. Revenue from the sale of third party products is recorded net (treatment as an agent) of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

Fixed fee contract revenue
Fixed fee contract revenue consists of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Other revenue
Other revenue is generated from leased aircraft and flight equipment, and other miscellaneous sources. Lease revenue is recognized ratably over the lease term.

Affinity Credit Card Program

In 2016, the Company launched the Allegiant World MasterCard® issued by Bank of America through which arrangement points are sold and consideration is received under an agreement with a seven year scheduled duration. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.

The travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders. The marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $13.6 million, $12.7 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method as opposed to the treasury method. Under this method, the Company attributes net income to two classes, common stock and unvested restricted stock awards. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities because they receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income per share is calculated using the more dilutive of two methods. Under both methods, the exercise of employee stock options are assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs as described below:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the years ended December 31, 2016, 2015 and 2014, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (in thousands, except per share amounts):

	Year ended December 31,
	2016	2015	2014
Basic:
Net income attributable to Allegiant Travel Company	$219,590	$220,374	$86,689
Less net income allocated to participating securities	(1,748)	(961)	(293)
Net income attributable to common stock	$217,842	$219,413	$86,396
Net income per share, basic	$13.23	$12.97	$4.87
Weighted-average shares outstanding	16,465	16,923	17,729
Diluted:
Net income attributable to Allegiant Travel Company	$219,590	$220,374	$86,689
Less net income allocated to participating securities	(1,746)	(958)	(292)
Net income attributable to common stock	$217,844	$219,416	$86,397
Net income per share, diluted	$13.21	$12.94	$4.86
Weighted-average shares outstanding	16,465	16,923	17,729
Dilutive effect of stock options and restricted stock	42	69	88
Adjusted weighted-average shares outstanding under treasury stock method	16,507	16,992	17,817
Participating securities excluded under two-class method	(18)	(30)	(35)
Adjusted weighted-average shares outstanding under two-class method	16,489	16,962	17,782

Stock awards outstanding of 1,918; 28,789; and 75,233 shares for 2016, 2015, and 2014, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for stock options and cash-settled SARs, and is remeasured monthly for cash-settled SARs. Fair value is based on the closing price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the requisite service period, the vesting period of the award, which is generally three years. Forfeiture rates for each type of award are estimated at time of grant. The Company’s share-based employee compensation plan is more fully discussed in Note 11—Employee Benefit Plans.

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" intended to create a unified model to determine when and how revenue is recognized. Under this ASU and subsequently issued amendments, the core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, revenue related to certain air-related ancillary fees directly related to ticket revenue, such as seat fees and baggage fees, will likely no longer be considered distinct performance obligations separate from passenger travel and as a result will be reclassified into scheduled service revenue. In addition, change fees previously recognized when incurred by the customer, will likely be recognized when air travel is provided and reclassified into scheduled service revenue.

The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The Company is evaluating the impact on its financial statements of adopting this new accounting standard.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is assessing the impact of this new standard, specifically on its consolidated balance sheets, and currently does not expect adoption to significantly change the recognition, measurement or presentation of associated expense within the consolidated statements of income or cash flows.

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016 and early adoption is permitted. The Company has adopted the changes related to income taxes and cash flow presentation for excess tax benefits as of the first quarter 2016 on a prospective basis, and prior periods have not been retrospectively adjusted. The remaining provisions of this ASU do not have an impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not currently expect significant classification modifications as a result of this ASU.

Note 3 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Flight equipment	$1,377,829	$1,123,115
Computer hardware and software	101,850	78,200
Ground property and equipment	81,786	72,078
Total property and equipment	1,561,465	1,273,393
Less accumulated depreciation and amortization	(466,151)	(387,451)
Property and equipment, net	$1,095,314	$885,942

As of December 31, 2016, the Company has firm commitments to purchase 31 new and used Airbus A320 series aircraft which are expected to be delivered between 2017 and 2020. In addition, the Company expects to take delivery, in 2018, of its 12 owned Airbus A320 series aircraft currently on lease to a European carrier.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Salaries, wages and benefits	$38,860	$37,545
Station expenses	14,799	11,668
Interest	11,891	7,900
Passenger fees	11,200	9,007
Maintenance and repairs	4,953	7,287
Passenger taxes	394	1,415
Dividends	—	27,728
Other accruals	14,564	13,581
Total accrued liabilities	$96,661	$116,131

As of December 31, 2016, the increase in interest payable is related to the increase in outstanding debt, including a $150.0 million increase to the 5.5 percent senior notes due 2019. As of December 31, 2016, dividends payable was zero as all quarterly dividends were declared and paid within the year. In 2015, the Company declared a special dividend in December which was paid in January of 2016.

Note 5 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	As of December 31, 2016	As of December 31, 2015
Fixed-rate notes payable due through 2020	$465,748	$341,738
Variable-rate notes payable due through 2021	342,526	299,940
Total long-term debt, net of related costs	808,274	641,678
Less current maturities, net of related costs	86,226	74,069
Long-term debt, net of current maturities and related costs	$722,048	$567,609

Weighted average fixed-interest rate	5.41%	5.25%
Weighted-average variable-interest rate	3.16%	2.98%

Maturities of long-term debt as of December 31, 2016, for the next five years and thereafter, in the aggregate, are: 2017 - $87.4 million; 2018 - $147.1 million; 2019 - $510.4 million; 2020 - $45.3 million; 2021 - $18.1 million; and none thereafter.

Secured Debt

As of December 31, 2016 and 2015, the Company had $342.5 million and $299.9 million, respectively, of variable rate debt secured by 34 and 26 Airbus A320 series aircraft. Each note bears interest at a floating rate based on LIBOR and is payable in quarterly installments over five year terms.

As of December 31, 2016 and 2015, the Company had $16.2 million and $16.7 million, respectively, of fixed rate debt secured by real estate owned by the Company. Additionally, fixed rate debt with a balance of $27.4 million as of December 31, 2015, was secured by four Airbus A320 series aircraft. These notes were paid off in 2016. The notes secured by real estate bear interest at a fixed rate and are payable in monthly installments over five year terms.

Senior Secured Revolving Credit Facility

In December 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it is able to borrow up to $56.0 million. The amount that may be drawn under the facility and the outstanding debt balance are based on the value of Airbus A320 series aircraft which the Company may choose to place in the collateral pool. The facility has a term of 24 months and may be extended for two further one-year periods at the lender’s option. Any notes under the facility will bear interest at a floating rate based on LIBOR plus 1.85 percent. An individual aircraft may remain in the collateral pool for up to one year. In the third quarter of 2016, the Company drew down $50.4 million which was subsequently repaid in the fourth quarter 2016. As of December 31, 2016, there was no balance under this facility and six Airbus A320 series aircraft remain in the collateral pool.

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

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. As of December 31, 2016, management believes the Company is in compliance with all covenants under the indenture.

In December 2016, the Company completed an offering of an additional $150.0 million principal amount of its 5.5 percent senior notes due in 2019. The notes were issued at a price of 101.5 percent of the principal amount, plus accrued interest from July 15, 2016.

Note 6 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market and private purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Twelve Months Ended December 31,
	2016	2015	2014
Shares repurchased (1)	391,972	682,003	1,245,447
Average price per share	$164.99	$186.43	$109.64
Total (in thousands)	$64,673	$127,147	$136,554
(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 10,103, 12,682, and 22,842 shares for 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had $89.3 million in unused share repurchase authority remaining under the Board approved program.

During 2016, the Board declared, and the Company paid, total quarterly cash dividends of $2.40 per share for a total of $39.8 million.

During 2015, the Board declared, and the Company paid, total quarterly cash dividends of $1.10 per share for a total of $18.7 million. Prior to year-end, the Board declared a special cash dividend of $1.65 per share on outstanding common stock payable to shareholders of record on December 18, 2015. On January 8, 2016, the Company paid $27.7 million to these shareholders.

On December 3, 2014, the Board declared a special cash dividend of $2.50 per share on its outstanding common stock payable to shareholders of record on December 19, 2014. On January 6, 2015, the Company paid $43.7 million to these shareholders.

Note 7 — Fair Value Measurements

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

Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities, corporate debt securities, and US treasury bonds, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

The fair value of the Company's foreign currency derivative instrument is determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable exchange and interest rates.

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016			As of December 31, 2015
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Federal agency debt securities	$19,399	$—	$19,399	$—	$—	$—
Municipal debt securities	1,843	—	1,843	754	—	754
Money market funds	123	123	—	781	781	—
Commercial paper	—	—	—	8,426	—	8,426
Total cash equivalents	21,365	123	21,242	9,961	781	9,180
Short-term
Commercial paper	108,372	—	108,372	74,728	—	74,728
Municipal debt securities	78,826	—	78,826	47,073	—	47,073
Corporate debt securities	76,570	—	76,570	80,957	—	80,957
Federal agency debt securities	3,895	—	3,895	42,825	—	42,825
US Treasury Bonds	1,606	—	1,606	—	—	—
Total short-term	269,269	—	269,269	245,583	—	245,583
Long-term
Municipal debt securities	72,623	—	72,623	4,843	—	4,843
Corporate debt securities	25,048	—	25,048	27,425	—	27,425
Federal agency debt securities	24,160	—	24,160	30,878	—	30,878
US Treasury Bonds	3,003	—	3,003	1,606	—	1,606
Derivative instruments	1,660	—	1,660	2,480	—	2,480
Total long-term	126,494	—	126,494	67,232	—	67,232
Total financial instruments	$417,128	$123	$417,005	$322,776	$781	$321,995

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2016 or 2015.

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

Carrying value and estimated fair value of long-term debt, including current maturities (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Level
Publicly held debt	$452,179	$468,005	$300,000	$299,250	2
Non-publicly held debt	360,999	340,866	346,179	327,321	3
Total long-term debt	$813,178	$808,871	$646,179	$626,571

Other

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 8 — Derivative Instruments

In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets or liabilities of forecasted transactions caused by fluctuations in foreign currency exchange rates. At December 31, 2016, 2015 and 2014, respectively, the change in fair value recorded in accumulated other comprehensive income was a decrease of $0.4 million and an increase of $0.9 million and $1.2 million.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair value of any ineffective portion of a financial instrument would be immediately charged against earnings. The Company realized $1.0 million and $1.3 million in net gains from its cash flow hedge in Other revenue from amounts settled under the forward contract in 2016 and 2015 respectively. As of December 31, 2016, it is expected that $0.7 million will be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At December 31, 2016 and 2015 respectively, the fair value of the Company's derivative instrument was $1.7 million and $2.5 million and is reported in the Company's consolidated balance sheet within Deposits and other assets. Refer to Note 7 - Fair Value Measurements for additional information related to the estimated fair value.

Note 9 — Income Taxes

The Company is subject to income taxation in the United States, foreign countries and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expense on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
Components of Income Before Income Taxes from Continuing Operations
The components of income before taxes for domestic and foreign operations consisted of the following (in thousands):

	Twelve Months Ended December 31,
	2016	2015	2014
Domestic	$329,818	$331,813	$129,553
Foreign	16,140	14,906	7,578
Total	$345,958	$346,719	$137,131

Income Tax Provision
The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$89,014	$108,119	$53,156
State	5,204	6,501	4,645
Foreign	1,262	996	854
Total current	95,480	115,616	58,655
Deferred:
Federal	27,950	9,458	(8,557)
State	1,673	125	(247)
Foreign	1,265	1,190	977
Total deferred	30,888	10,773	(7,827)
Total income tax provision	$126,368	$126,389	$50,828
Reconciliation of Effective Tax Rate
The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	$121,085	$121,352	$47,996
State income taxes, net of federal income tax benefit	5,487	4,293	2,587
Other	(204)	744	245
Total income tax expense	$126,368	$126,389	$50,828
Deferred Taxes
The major components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Accrued vacation	$1,183	$1,339
Accrued bonus	9,340	8,189
State taxes	2,187	2,396
Accrued property taxes	2,077	1,149
Other	1,910	6,940
Stock-based compensation expense	3,126	2,923
Total deferred tax assets	19,823	22,936
Deferred tax liabilities:
Prepaid expenses	5,049	5,314
Depreciation	86,981	60,979
Foreign deferred	3,131	2,223
Total deferred tax liabilities	95,161	68,516
Net deferred tax liabilities	$75,338	$45,580

Tax Credit Carryforwards
The Company did not have any federal net operating loss ("NOL") carryforward for the years ended December 31, 2016 or 2015, but recognized a $3.1 million NOL for the year ended December 31, 2014 related to a less than 80 percent owned subsidiary which was liquidated in 2015. In addition, federal capital loss carryforward of $1.1 million as of December 31, 2016, begins to expire in 2021.
Note 10— Related Party Transactions

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings in which the Company’s Chairman and Chief Executive Officer ("CEO"), and President, own minority interests as limited partners. The Company exercised its option to terminate the lease for 70,000 square feet of office space effective in May 2015. In connection with the termination of this lease, the Company paid $1.3 million for unamortized expenses in January 2016. Additionally, as of January 2016, payments for the remaining 10,000 square feet of space are no longer being made to a related party entity as the lender has taken ownership of the property. Under the terms of these agreements, the Company made no rent payments to related parties in 2016 and made payments of $1.2 million in 2015 and $3.1 million in 2014.

Game Plane, LLC, a wholly owned subsidiary of the Company, partnered with Alpine Labs, LLC to produce and distribute game shows filmed on Company flights. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. The Company made no payments to Alpine Labs, LLC in 2016 and paid $0.4 million in 2015 and $2.8 million in 2014. As of December 31, 2016 this entity has been dissolved.

During 2016, 2015, and 2014, respectively, the Company made payments totaling $1.7 million, $2.9 million, and $0.8 million to entities owned or controlled by the Company's Chairman and CEO for the building of corporate training content, with a focus on the Company's operating groups. This progressive approach generates personalized learning modules which tailor course content based on each trainee's concept mastery. The Company also expects program development to facilitate recurrent training and to contribute to cost savings in the future.

GMS Racing LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing LLC. The Company made sponsorship payments to GMS Racing totaling $2.5 million in 2015, and none in either 2016 or 2014. No future payments are anticipated.

In September 2014, as part of its stock repurchase plan, the Company repurchased all of its former President and Chief Operating Officer's unvested shares of restricted stock (23,623 shares at $124.05) and all of his unexercised stock options (options to purchase 127,512 shares at exercise prices between $36.97 per share and $108.59 per share) for a total payment of $8.5 million. Also in September 2014, the Company repurchased 200,000 shares of its common stock from its Chairman and CEO at $126.20 per share, for a total purchase price of $25.2 million. The repurchase prices of the common stock listed above were based on the average closing market price of the Company's stock over the five trading days prior to each sale date.

Note 11 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. The Company recognized expense under this plan of $5.8 million, $4.2 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-based employee compensation

In 2016, the Board of Directors adopted and the shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Plan"). The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2016 Plan. The 2016 Plan is administered by the Company’s compensation committee of the Board of Directors. As of December 31, 2016, a portion of unvested restricted stock, and unexercised stock options and cash-settled SARs remain outstanding under the 2006 Long-Term Incentive Plan which has otherwise expired.

Employee Stock Purchase Plan

In 2014, the Company adopted the 2014 Employee Stock Purchase Plan ("ESPP") and reserved 1,000,000 shares of common stock for employee purchases under the plan. Shares are purchased semi-annually, at a 10 percent discount, based on the market value at period-end. Employees may contribute up to 25 percent of their base pay per offering period, not to exceed $25,000 each calendar year, for the purchase of common stock. The ESPP is a compensatory plan under applicable accounting guidance and results in the recognition of compensation expense. Employees purchased 13,400 shares in 2016 and 8,306 shares in 2015 under the ESPP.

Compensation expense

For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense of $9.6 million, $10.6 million and $16.7 million respectively, related to stock options, restricted stock, cash-settled SARs and the ESPP.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of December 31, 2016, are presented below:

	Unrecognized Compensation Cost (thousands)	Weighted Average Period (years)
Restricted stock	$27,518	2.48
Cash-settled SARs	897	2.14
Stock options	50	0.18
Total	$28,465	2.47

Stock options

The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The contractual terms of the Company’s stock option awards granted range from five to ten years. A summary of option activity as of December 31, 2016, 2015 and 2014, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	283,631	$49.48
Granted	50,630	108.59
Exercised (1)	(237,912)	38.39
Forfeited	(7,600)	20.42
Outstanding at December 31, 2014	88,749	69.43	3.29	$7,180
Exercised	(36,968)	52.06
Forfeited	(3,000)	3.50
Outstanding at December 31, 2015	48,781	86.65	2.62	$3,960
Exercised	(5,192)	108.59
Outstanding at December 31, 2016	43,589	$84.04	1.55	$3,590
Fully vested and expected to vest at December 31, 2016	43,256	$83.85	1.55	$3,571
Exercisable at December 31, 2016	32,552	$75.71	1.34	$2,952

(1) Includes 127,512 options purchased from the Company's former President and Chief Operating Officer in connection with his separation agreement in 2014. Refer to Note 10 - Related Party Transactions for further discussion.

During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of options exercised was $0.2 million, $5.8 million and $9.4 million, respectively. Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $1.9 million and $2.2 million, respectively.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of the Company’s non-vested restricted stock grants during the years ended December 31, 2016, 2015 and 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	145,232	$62.61
Granted	54,731	109.66
Vested (1)	(90,567)	75.31
Forfeited	(10,614)	79.36
Non-vested at December 31, 2014	98,782	91.15
Granted	47,810	178.68
Vested	(54,825)	83.35
Forfeited	(8,810)	130.35
Non-vested at December 31, 2015	82,957	155.30
Granted	224,018	144.74
Vested	(43,310)	129.96
Forfeited	(10,007)	158.74
Non-vested at December 31, 2016	253,658	$146.01

(1) Includes 23,623 shares of previously unvested restricted stock purchased from the Company's former President and Chief Operating Officer in connection with his separation agreement in 2014. Refer to Note 10 - Related Party Transactions for further discussion.

The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $4.6 million and $6.8 million, respectively.

Cash-settled SARs

Cash-settled SARs are liability classified awards for which the fair value and compensation expense recognized are updated monthly, also using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes pricing model was used to determine fair value as of December 31 of the years indicated below:

	2016	2015	2014
Weighted-average volatility	33.2%	30.2%	29.3%
Expected term (in years)	0.3 - 3.1	0.3 - 2.5	1.4 - 2.5
Risk-free interest rate	0.4% - 1.5%	0.3% - 1.2%	0.4% - 0.9%
Dividend yield	1.51%	1.47%	1.80%

Expected volatilities used for award valuation are based on the historical volatility of the Company's common stock price.

Expected term represents the weighted average time between the award’s grant date and its expected exercise date. The Company estimated the expected term assumption in 2016, 2015 and 2014 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the effect that paying a dividend has on the fair value of the Company's stock.

The contractual terms of the Company’s cash-settled SARs awards granted are five years.

A summary of cash-settled SARs awards activity during the years ended December 31, 2016, 2015 and 2014 is presented below:

	# of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2013	138,516	$64.21
Granted	54,528	108.59
Forfeited	(14,220)	94.19
Exercised	(59,311)	53.46
Balance at December 31, 2014	119,513	$86.23
Granted	77,396	181.47
Forfeited	(21,722)	135.16
Exercised	(43,446)	80.10
Balance at December 31, 2015	131,741	$136.13
Granted	15,000	146.03
Forfeited	(10,083)	170.21
Exercised	(32,050)	89.19
Balance at December 31, 2016	104,608	$153.86	3.03	$1,312
Vested or expected at December 31, 2016	96,093	$153.79	3.04	$1,212
Exercisable at December 31, 2016	39,852	$142.29	2.51	$961

Note 12 — Commitments and Contingencies

Future minimum fixed payments for commitments as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	2022 - Thereafter
Operating lease obligations	$5,461	$4,849	$4,174	$2,522	$610	$2,988
Aircraft purchase obligations	379,152	101,184	64,550	33,800	—	—
Airport fees under use and lease agreements	11,115	11,115	10,358	5,215	63	—
Total future payments	$395,728	$117,148	$79,082	$41,537	$673	$2,988

Operating Lease Obligations

The Company leases assets including office facilities, office equipment and certain airport and terminal facilities. These commitments have remaining non-cancelable lease terms, for which the majority range from 2017 to 2020. Total rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was $8.1 million, $7.9 million and $8.8 million, respectively.

Included in total rental expense in 2014 was $1.0 million of aircraft lease rentals expense for two Airbus A320 series aircraft which were purchased in the same year; no such expense was incurred in 2016 or 2015. Aircraft sub-service expense was $0.9 million, $2.1 million, and $14.8 million in 2016, 2015 and 2014, respectively.

Aircraft Commitments

During 2016, the Company entered into four different purchase agreements for 27 Airbus A320 series aircraft, including an agreement for 12 newly manufactured Airbus A320 aircraft, all yet to be purchased as of December 31, 2016.

During 2015, the Company entered into purchase agreements for eight Airbus A320 series aircraft yet to be purchased as of the end of that year. Four of these aircraft were acquired in 2016 and the remaining four are scheduled to be acquired in 2017.

Airport and Other Facility Lease Obligations

Office facilities under lease include approximately 10,000 and 87,000, square feet of space used for corporate and training purposes, with expiration dates ranging between 2018 and 2020. The Company is responsible for its share of common area maintenance charges under both leases. In addition, in the third quarter of 2016, the Company entered into a new lease agreement extending through 2026 for an East coast training facility with approximately 300,000 square feet.

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

Note 13 — Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Year	Changes Charged to Statement of Income Account	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2016	$4,607	$2,598	$7,205
For the Year Ended December 31, 2015	3,003	1,604	4,607
For the Year Ended December 31, 2014	1,702	1,301	3,003

Note 14 — Subsequent Events

In January 2017, the Company borrowed $22.0 million secured by two Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent and will be payable in quarterly installments through January 2022.

In February 2017, the Company executed a purchase agreement for one Airbus A320 series aircraft for which delivery is expected in second quarter 2017.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, under the supervision and with the participation of our management, including our CEO and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control- Integrated Framework (2013 Framework). Based on our assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on a regular basis, to improve these controls and procedures over time, and to correct any deficiencies that may be discovered. Future events affecting our business may cause us to modify our controls and procedures.

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allegiant Travel Company:
We have audited Allegiant Travel Company’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Allegiant Travel Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Allegiant Travel Company and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 24, 2017

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 29, 2017, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 29, 2017, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 29, 2017, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 29, 2017, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 29, 2017, which Proxy Statement is to be filed with the Commission.

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

—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2
Bylaws of Allegiant Travel Company as amended on February 17, 2015. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016).

3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
4.1
Indenture dated as of June 13, 2014, between Allegiant Travel Company and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (Reg. No. 333-196738) filed with the Commission on June 13, 2014.)

4.2
First Supplemental Indenture dated as of June 25, 2014, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (including the Form of Note). (Incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Commission on June 25, 2014.)

4.3
Second Supplemental Indenture dated as of December 5, 2016, among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (including the form of New Note). (Incorporated by reference to Exhibit 4.3 to Form 8-K filed with the Commission on December 5, 2016.)

4.4	Form of 5.50% Notes due 2019 (included as Exhibit A in Exhibit 4.2 incorporated by reference).
4.5	Form of Additional 5.50% Notes due 2019 (included as Exhibit A in Exhibit 4.3 incorporated by reference.)
10.1
2006 Long-Term Incentive Plan, as amended on July 19, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009-SEC File No. 001-33166). (1)

10.2	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013).
10.3
Lease dated June 23, 2008 between Windmill Durango Office II, LLC and Allegiant Air, LLC. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 3, 2009-SEC File No. 001-33166.)

10.4
Addendum to Lease between Windmill Durango Office II, LLC and Allegiant Air, LLC signed on June 17, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Commission on August 7, 2009-SEC File No. 001-33166).

10.5
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012.)

10.6
Purchase Agreement dated July 26, 2016 between Allegiant Air, LLC and Airbus S.A.S. and related Letter Agreements. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (2)

10.7	Amendment No. 1 dated October 25, 2016, to Purchase Agreement between Allegiant Air, LLC and Airbus S.A.S. (3)
10.8
General Terms Agreement dated July 26, 2016, among CFM International, Inc., Allegiant Air, LLC and Sunrise Asset Management, LLC and related Letter Agreement No. 3. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (2)

Exhibit Number	Description
10.9
Employment Agreement dated as of September 9, 2016, between the Company and John Redmond. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.10
Stock Appreciation Rights Agreement dated September 9, 2016, between the Company and John Redmond. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.11
Restricted Stock Agreement dated September 9, 2016, between the Company and John Redmond. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.12	2016 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)
10.13
Form of Restricted Stock Agreement used for Directors of the Company. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.14
Form of Stock Option Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.15
Form of Restricted Stock Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.16
Form of Stock Appreciation Rights Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015and 2014 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014 (v) Consolidated Cash Flow Statements for the years ended December 31, 2016, 2015 and 2014 (vi) the Notes to the Consolidated Financial Statements. (4)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 24, 2017.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 24, 2017
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	February 24, 2017
John Redmond

/s/ Scott Sheldon	Chief Financial Officer	February 24, 2017
Scott Sheldon	(Principal Financial Officer)

/s/ Gregory Anderson	Principal Accounting Officer	February 24, 2017
Gregory Anderson

	Director	February 24, 2017
Montie Brewer

/s/ Gary Ellmer	Director	February 24, 2017
Gary Ellmer

/s/ Linda Marvin	Director	February 24, 2017
Linda Marvin

	Director	February 24, 2017
Charles W. Pollard