Form 10-Q
period 2017-03-31
Allegiant Travel CO
filed 2017-05-02
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2017 was 16,636,843.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64,732	$64,711
Restricted cash	11,253	11,647
Short-term investments	288,727	269,269
Accounts receivable	17,327	40,667
Expendable parts, supplies and fuel, net	16,345	16,797
Prepaid expenses	25,194	16,277
Other current assets	2,569	2,686
TOTAL CURRENT ASSETS	426,147	422,054
Property and equipment, net	1,121,230	1,095,314
Long-term investments	172,845	124,834
Deferred major maintenance, net	17,550	17,347
Deposits and other assets	11,972	12,027
TOTAL ASSETS	$1,749,744	$1,671,576
CURRENT LIABILITIES:
Accounts payable	$25,295	$16,010
Accrued liabilities	85,927	96,661
Air traffic liability	244,920	194,001
Current maturities of notes payable, net of related costs	88,198	86,226
TOTAL CURRENT LIABILITIES	444,340	392,898
Long-term debt, net of current maturities and related costs	715,383	722,048
Deferred income taxes	77,807	75,338
Other noncurrent liabilities	9,112	7,670
TOTAL LIABILITIES:	1,246,642	1,197,954
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	23	22
Treasury stock	(522,726)	(517,803)
Additional paid in capital	243,039	238,236
Accumulated other comprehensive loss, net	(592)	(230)
Retained earnings	783,358	753,397
TOTAL EQUITY	503,102	473,622
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,749,744	$1,671,576

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUE:
Scheduled service revenue	$212,097	$201,606
Ancillary revenue:
Air-related charges	131,565	120,929
Third party products	12,742	11,258
Total ancillary revenue	144,307	132,187
Fixed fee contract revenue	11,259	6,800
Other revenue	8,174	8,022
Total operating revenue	375,837	348,615
OPERATING EXPENSES:
Aircraft fuel	84,662	53,659
Salary and benefits	96,298	69,208
Station operations	31,832	30,734
Maintenance and repairs	30,095	26,492
Depreciation and amortization	30,549	24,685
Sales and marketing	9,998	5,808
Aircraft lease rentals	164	233
Other	19,351	16,670
Total operating expenses	302,949	227,489
OPERATING INCOME	72,888	121,126
OTHER (INCOME) EXPENSE:
Interest expense	8,401	7,239
Interest income	(1,264)	(612)
Other, net	(360)	(363)
Total other expense	6,777	6,264
INCOME BEFORE INCOME TAXES	66,111	114,862
PROVISION FOR INCOME TAXES	24,479	42,882
NET INCOME	41,632	71,980
Earnings per share to common stockholders:
Basic	$2.50	$4.29
Diluted	$2.50	$4.29
Shares used for computation:
Basic	16,382	16,678
Diluted	16,404	16,699

Cash dividends declared per share:	$0.70	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$41,632	$71,980
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	225	291
Foreign currency translation adjustments	(83)	(105)
Change in derivatives, net of tax	(215)	(331)
Reclassification of derivative gains into Other revenue	(289)	(266)
Total other comprehensive loss	(362)	(411)
TOTAL COMPREHENSIVE INCOME	41,270	71,569

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$41,632	$71,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,549	24,685
Loss/(gain) on aircraft and other equipment disposals	2,548	(1,950)
Provision for obsolescence of expendable parts, supplies and fuel	830	495
Amortization of deferred financing costs	365	357
Share-based compensation expense	4,349	2,287
Deferred income taxes	2,386	2,234
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	23,162	5,581
(Increase) decrease in prepaid expenses	(8,917)	1,960
Increase (decrease) in accounts payable	9,394	4,269
Increase (decrease) in accrued liabilities	(10,561)	3,852
Increase (decrease) in air traffic liability	50,919	43,082
Deferred major maintenance	(1,504)	—
Other, net	1,799	1,607
Net cash provided by operating activities	146,951	160,439
INVESTING ACTIVITIES:
Purchase of investment securities	(146,625)	(89,994)
Proceeds from maturities of investment securities	79,381	91,533
Aircraft pre-delivery deposits	(5,907)	—
Purchase of property and equipment, including capitalized interest	(52,629)	(71,689)
Other investing activities	382	4,061
Net cash used in investing activities	(125,398)	(66,089)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(11,671)	(32,783)
Proceeds from the issuance of long-term debt	22,000	28,000
Repurchase of common stock	(4,923)	(55,633)
Principal payments on long-term debt	(26,425)	(18,677)
Other financing activities	(513)	(235)
Net cash used in financing activities	(21,532)	(79,328)
Net change in cash and cash equivalents	21	15,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,711	87,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,732	$102,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$14,080	$10,906
Income taxes paid, net of refunds	$374	$27,846

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its majority-owned operating subsidiaries. The Company has no independent assets or operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Any subsidiaries of the parent company other than the subsidiary guarantors are minor. Investments in affiliates in which the Company’s ownership interest ranges from 20 to 50 percent and in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. All intercompany balances and transactions have been eliminated.

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

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

The new standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt it effective January 1, 2018. The Company continues to evaluate the impact on its financial statements of adopting this new accounting standard and currently believes that adoption will have little effect on earnings, although the change in classification of certain air-related ancillary fees, as described above, is expected to be material.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is assessing the impact of this new standard, and believes adoption of this standard will have a significant impact on the consolidated balance sheets. However, adoption is not currently expected to significantly change the recognition, measurement or presentation of associated expense within the consolidated statements of income or cash flows.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt it effective January 1, 2018. Significant classification modifications are not currently expected as a result of adoption.

Note 2 — Property and Equipment

Property and equipment (in thousands):

	As of March 31, 2017	As of December 31, 2016
Flight equipment, including pre-delivery deposits	$1,418,787	$1,377,829
Computer hardware and software	106,680	101,850
Other property and equipment	84,870	81,786
Total property and equipment	1,610,337	1,561,465
Less accumulated depreciation and amortization	(489,107)	(466,151)
Property and equipment, net	$1,121,230	$1,095,314

Note 3 — Long-Term Debt

Long-term debt (in thousands):

	As of March 31, 2017	As of December 31, 2016
Fixed-rate notes payable due through 2020	$465,656	$465,748
Variable-rate notes payable due through 2022	337,925	342,526
Total long-term debt, net of related costs	803,581	808,274
Less current maturities, net of related costs	88,198	86,226
Long-term debt, net of current maturities and related costs	$715,383	$722,048

Weighted average fixed-interest rate	5.41%	5.41%
Weighted average variable-interest rate	3.29%	3.16%

Maturities of long-term debt for the remainder of 2017 and for the next five years and thereafter, in the aggregate, are: remaining in 2017 - $66.6 million; 2018 - $148.8 million; 2019 - $515.1 million; 2020 - $49.6 million; 2021 - $22.4 million; 2022 - $1.1 million; and none thereafter.

Secured Debt

In January 2017, the Company borrowed $22.0 million under a loan agreement secured by two Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR plus 1.70 percent and are payable in quarterly installments through January 2022.

Note 4 — Fair Value Measurements

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017			As of December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Municipal debt securities	$4,639	$—	$4,639	$1,843	$—	$1,843
Money market funds	598	598	—	123	123	—
Federal agency debt securities	—	—	—	19,399	—	19,399
Total cash equivalents	5,237	598	4,639	21,365	123	21,242
Short-term
Municipal debt securities	113,819	—	113,819	78,826	—	78,826
Commercial paper	93,273	—	93,273	108,372	—	108,372
Corporate debt securities	77,772	—	77,772	76,570	—	76,570
US Treasury Bonds	2,997	—	2,997	1,606	—	1,606
Federal agency debt securities	866	—	866	3,895	—	3,895
Total short-term	288,727	—	288,727	269,269	—	269,269
Long-term
Corporate debt securities	87,380	—	87,380	25,048	—	25,048
Municipal debt securities	54,581	—	54,581	72,623	—	72,623
Federal agency debt securities	30,884	—	30,884	24,160	—	24,160
Derivative instruments	1,320	—	1,320	1,660	—	1,660
US Treasury Bonds	—	—	—	3,003	—	3,003
Total long-term	174,165	—	174,165	126,494	—	126,494
Total financial instruments	$468,129	$598	$467,531	$417,128	$123	$417,005

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

Carrying value and estimated fair value of long-term debt, including current maturities and excluding related costs (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$451,964	$467,783	$452,179	$468,005	2
Non-publicly held debt	356,599	336,686	360,999	340,866	3
Total long-term debt	$808,563	$804,469	$813,178	$808,871

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 5 — Derivative Instruments

The Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. For the three months ended March 31, 2017, the net change in fair value recorded in accumulated other comprehensive income related to an unrealized loss on the hedge was $0.2 million compared to $0.3 million for the three months ended March 31, 2016.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For each of the three months ended March 31, 2017 and March 31, 2016, the Company realized $0.3 million in gains from its cash flow hedge into Other revenue. As of March 31, 2017, the Company expects $0.7 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At March 31, 2017, the fair value of the Company's derivative instrument was $1.3 million compared to $1.7 million at December 31, 2016, and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 4 - Fair Value Measurements for additional information related to the estimated fair value.

Note 6 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended March 31,
	2017	2016
Shares repurchased (not in thousands)	15,440	314,849
Average price per share	$161.92	$171.54
Total (in thousands)	$2,500	$54,009

During the three months ended March 31, 2017, the Company declared and paid recurring cash dividends of $0.70 per share, or $11.7 million.

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

For the three months ended March 31, 2017, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income	$41,632	$71,980
Less net income allocated to participating securities	(682)	(370)
Net income attributable to common stock	$40,950	$71,610
Net income per share, basic	$2.50	$4.29
Weighted-average shares outstanding	16,382	16,678
Diluted:
Net income	$41,632	$71,980
Less net income allocated to participating securities	(682)	(370)
Net income attributable to common stock	$40,950	$71,610
Net income per share, diluted	$2.50	$4.29
Weighted-average shares outstanding	16,382	16,678
Dilutive effect of stock options and restricted stock	90	50
Adjusted weighted-average shares outstanding under treasury stock method	16,472	16,728
Participating securities excluded under two-class method	(68)	(29)
Adjusted weighted-average shares outstanding under two-class method	16,404	16,699

For the three months ended March 31, 2017, anti-dilutive shares excluded from the calculation of earnings per share were 27,621 (shares not in thousands).

Note 8 — Commitments and Contingencies

As of March 31, 2017, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	5
Airbus A320	25

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft, airport fees under use and lease agreements, and other operating lease obligations are as follows as of March 31, 2017 (in thousands):

As of March 31, 2017
Remaining in 2017	$369,825
2018	117,245
2019	79,178
2020	41,546
2021	672
Thereafter	2,988
Total commitments	$611,454

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 9 — Related Party Transactions

The Company previously entered into a lease agreement for approximately 70,000 square feet of office space in a building in which the Company’s Chairman and Chief Executive Officer ("CEO") and the Company's President owned minority interests as limited partners. The Company exercised its option to terminate the lease effective in May 2015 and paid $1.3 million in January 2016 in settlement of related litigation.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content, with a current focus on the Company's operating groups. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. The Company also expects program development to facilitate recurrent training and to contribute to cost savings in the future. During the three months ended March 31, 2017 and 2016, the Company made payments to these entities of $0.2 million and $0.4 million, respectively, and no further payments are expected.

Note 10 — Subsequent Events

In April 2017, the Company executed an agreement for the purchase of one Airbus A320 series aircraft which was delivered in April 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2017 and 2016. Also discussed is our financial position as of March 31, 2017 and December 31, 2016. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

FIRST QUARTER REVIEW

Highlights:

•	Added three Airbus A320 series aircraft into service, and retired two Boeing 757-200 aircraft;

•	invested $58.5 million in capital purchases;

•	hired Ponder Harrison as executive vice president and chief marketing officer;

•	operating 358 routes as of quarter end versus 298 at the same point in 2016, and announced 23 new routes scheduled to begin in the second quarter 2017;

•	paid quarterly recurring cash dividends of $11.7 million, and returned $2.5 million to shareholders through open market stock repurchases; and

•	raised $22.0 million in debt.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
MD-80	47	47	50
B757-200	2	4	5
A319 (1)	19	17	11
A320 (2)	17	16	16
Total	85	84	82

(1) Excludes 12 A319 aircraft on lease to a European carrier until 2018.
(2) Excludes one A320 aircraft currently being prepared to enter our operating fleet as of March 31, 2017.

As of March 31, 2017, we had firm commitments to purchase 30 Airbus A320 series aircraft for which we had not yet taken delivery as of that date. We expect delivery of 17 aircraft in 2017 and the remaining aircraft in 2018 through 2020. We continuously consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft now expected to be in service as of the dates indicated, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of June 30, 2017	As of December 31, 2017
MD-80	44	38
B757-200	2	—
A319	20	22
A320	21	29
Total	87	89

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

Our operating network as of March 31, 2017 represents a 20.1 percent increase in the number of routes flown compared to March 31, 2016. As of May 1, 2017, we were selling 382 routes.

TRENDS

We are continuing with our transition to an all Airbus fleet and, as part of this plan, have reduced capacity growth for the summer months. We added three Airbus A320 series aircraft to our operating fleet during the first quarter 2017 and are expecting 15 more to be placed in service by the end of 2017. This represents a 41.7 percent increase in operating Airbus over the next three quarters. We continue to focus on the purchase of Airbus A320 series aircraft to add to our operating fleet.

Additionally, we expect to retire nine MD-80 aircraft, and our two remaining Boeing 757-200 aircraft, by the end of the year. Our scheduled MD-80 retirements could be accelerated if unexpected major maintenance were to be needed.

Although Airbus aircraft are significantly more fuel efficient than our other fleet types, fuel costs in the long-term remain uncertain and cost volatility could materially affect our future operating expenses.

We have announced we will be adding service into an additional medium-sized city, Louisville, Kentucky, starting in May 2017. As of March 31, 2017, we were offering service on 101 medium-sized city routes compared to 73 as of the same date in 2016. Our East Coast presence also continues to grow, and we recently announced Destin, Florida as our newest base with seasonal service to begin in May 2017.

Total scheduled service revenues per ASM for the first quarter 2017 decreased roughly 4.4 percent over last year, driven by capacity growth from a mix of peak and off-peak (both seasonal and day-of-the-week) flying, as well as Easter shifting into the second quarter of 2017. In the current competitive environment, we expect industry capacity trends will continue to put pressure on yield.

Our Allegiant World MasterCard® program launched in September 2016, and continues to have strong cardholder application rates that have exceeded initial forecasts. We expect this program will continue to be accretive to earnings in the long-term.

The collective bargaining agreement reached with the IBT for our pilots became effective on August 1, 2016. Incremental expense related to this agreement in the first quarter 2017 was approximately $14.2 million, and an estimated additional $286.4 million is expected over the remainder of the five-year agreement term.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the first quarter 2017 increased by 5.2 percent compared to 2016. The increase was primarily driven by a 10.8 percent increase in scheduled service passengers, offset by a 5.1 percent decrease in scheduled service average base fare which was affected by the shift of Easter into the second quarter as well as a 10 percent increase in off-peak capacity quarter over quarter.

Ancillary air-related charges. Ancillary air-related charges for the first quarter 2017 increased 8.8 percent compared to 2016, due mostly to the increase in scheduled service passengers. The increase was diluted by a 1.8 percent decrease in average ancillary air-related fare per passenger which correlates with a 3.4 percent reduction in stage length, as shorter-haul trips tend to produce lower ancillary charges.

Ancillary third party products. The following table details the calculation of ancillary revenue from third party products. Third party products consist of revenue from the sale of hotel rooms, ground transportation (rental cars and hotel shuttle products), attraction and show tickets, and fees we receive from other merchants selling products through our website:

	Three Months Ended March 31,		Percent
(dollars in thousands)	2017	2016	Change
Gross ancillary revenue - third party products	$40,525	$37,306	8.6%
Cost of goods sold	(27,073)	(25,699)	5.3
Transaction costs (1)	(710)	(349)	103.4
Ancillary revenue - third party products	$12,742	$11,258	13.2
As percent of gross ancillary revenue - third party	31.4%	30.2%	1.2 pp
Hotel room nights	105,328	108,668	(3.1)
Rental car days	375,711	354,815	5.9%
(1) Includes payment expenses and travel agency commissions.

Ancillary third party revenue increased 13.2 percent for the first quarter 2017 compared to 2016 as a result of our increase in scheduled service passengers as well as revenue generated from our co-branded credit card program which launched in third quarter 2016. Although there was a slight decrease in rental car and hotel revenue margin compared with 2016, the effects were more than offset by our co-branded credit card revenue, which resulted in a 2.1 percent overall increase in ancillary third party revenue per passenger.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2017 increased $4.5 million from 2016 due mostly to increased flying for both the Department of Defense and under our Apple Vacations charter.

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

	Three Months Ended March 31,		Percent
	2017	2016	Change
Aircraft fuel	$29.38	$20.69	42.0%
Salaries and benefits	33.42	26.69	25.2
Station operations	11.05	11.85	(6.8)
Maintenance and repairs	10.45	10.22	2.3
Depreciation and amortization	10.60	9.52	11.3
Sales and marketing	3.47	2.24	54.9
Aircraft lease rentals	0.06	0.09	(33.3)
Other	6.72	6.43	4.5
Operating expense per passenger	$105.15	$87.73	19.9%
Operating expense per passenger, excluding fuel	$75.77	$67.04	13.0%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended March 31,				Percent
	2017		2016		Change
Aircraft fuel	2.51	¢	1.79	¢	40.2%
Salaries and benefits	2.85		2.31		23.4
Station operations	0.94		1.02		(7.8)
Maintenance and repairs	0.89		0.88		1.1
Depreciation and amortization	0.90		0.82		9.8
Sales and marketing	0.30		0.19		57.9
Aircraft lease rentals	—		0.01		(100.0)
Other	0.58		0.56		3.6
CASM	8.97	¢	7.58	¢	18.3%
Operating CASM, excluding fuel	6.46	¢	5.79	¢	11.6%

Aircraft fuel expense. Aircraft fuel expense increased 57.8 percent for the first quarter 2017 compared to 2016 as the system average fuel cost per gallon increased by 40.3 percent, and system fuel gallons consumed increased 12.8 percent (resulting from a 12.5 percent increase in system capacity).

Salary and benefits expense. Salary and benefits expense increased 39.1 percent for the first quarter 2017 when compared to the same period last year. The increase is largely attributable to $14.2 million in incremental expense related to the collective bargaining agreement with our pilots, which went into effect in August 2016, as well as costs associated with a 16.7 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type. Additionally, stock compensation expense increased incrementally by $2.5 million related to management equity grants which were not in place in first quarter 2016.

Station operations expense. Stations operations expense increased 3.6 percent for the first quarter 2017 compared to the same period in 2016.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2017 increased 13.6 percent compared to the same period in 2016. This is due partially to a 3.0 percent increase in the average number of aircraft in service, as well as the mix of maintenance activities resulting in more expensive parts repairs and routine maintenance in first quarter 2017. We expect routine maintenance expenses for our used Airbus aircraft to increase over time as repair costs for these aircraft are generally more expensive than similar maintenance events for our MD-80 aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2017 increased 23.8 percent compared to 2016, on a 3.0 percent increase in the average number of aircraft in service. Depreciation expense for the remainder of 2017 will continue to outpace 2016 as retirement of our MD-80 aircraft has been accelerated to 2019 or earlier and, as a result, the related depreciation expense will increase in 2017, 2018 and 2019 to account for the acceleration. The increase was also impacted by the amortization of major maintenance for our Airbus aircraft in accordance with the deferral method of accounting. Prior to the second quarter 2016, we had not incurred any major maintenance costs on our Airbus aircraft.

Sales and marketing expense. Sales and marketing expense for the first quarter 2017 increased $4.2 million compared to the same period in 2016, mostly due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in January 2017, although this charge was still applicable for travel booked up to the discontinuation date. With the discontinuation of the credit card surcharge, credit card fee reimbursements for the first quarter (which were recorded as reductions of sales and marketing expense) declined to $3.4 million from $7.0 million in first quarter 2016, accounting for the majority of the increase in this line item year over year.

Other operating expense. Other operating expense for the first quarter 2017 increased $2.7 million compared to 2016. The increase in expense is primarily due to losses recorded on disposed aircraft parts in 2017 compared to a gain of over $2.0 million recorded on an engine sale in 2016 related to one of our retired Boeing 757-200 aircraft.

Income Tax Expense

Our effective tax rate remained relatively flat quarter over quarter, at 37.0 percent for the three months ended March 31, 2017, compared to 37.3 percent for the three months ended March 31, 2016. The effective tax rate for 2017 differed from the statutory federal income tax rate of 35.0 percent primarily due to state and foreign taxes, the adoption of ASU 2016-09 related to share-based payments, as well as executive compensation deduction limitations. The effective tax rate for the same period in 2016 differed from the federal tax rate due to executive compensation deduction limitations as well as state and foreign taxes.

While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2017	2016	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	2,881,248	2,592,907	11.1
Revenue passenger miles (RPMs) (thousands)	2,708,498	2,520,149	7.5
Available seat miles (ASMs) (thousands)	3,376,837	3,001,384	12.5
Load factor	80.2%	84.0%	(3.8)
Operating expense per ASM (CASM) (cents)	8.97	7.58	18.3
Fuel expense per ASM (cents)	2.51	1.79	40.2
Operating CASM, excluding fuel (cents)	6.46	5.79	11.6
ASMs per gallon of fuel	72.1	72.3	(0.3)
Departures	22,295	18,918	17.9
Block hours	53,193	46,270	15.0
Average stage length (miles)	903	935	(3.4)
Average number of operating aircraft during period	84.7	82.2	3.0
Average block hours per aircraft per day	7.0	6.2	12.9
Full-time equivalent employees at end of period	3,536	3,029	16.7
Fuel gallons consumed (thousands)	46,850	41,523	12.8
Average fuel cost per gallon	$1.81	$1.29	40.3

Scheduled service statistics:
Passengers	2,845,480	2,567,309	10.8
Revenue passenger miles (RPMs) (thousands)	2,661,934	2,483,553	7.2
Available seat miles (ASMs) (thousands)	3,237,164	2,897,951	11.7
Load factor	82.2%	85.7%	(3.5)
Departures	21,248	18,175	16.9
Block hours	50,876	44,563	14.2
Total scheduled service revenue per ASM (TRASM)** (cents)	11.01	11.52	(4.4)
Average fare - scheduled service	$74.54	$78.53	(5.1)
Average fare - ancillary air-related charges	$46.24	$47.10	(1.8)
Average fare - ancillary third party products	$4.48	$4.39	2.1
Average fare - total	$125.26	$130.02	(3.7)
Average stage length (miles)	908	940	(3.4)
Fuel gallons consumed (thousands)	44,892	40,154	11.8
Average fuel cost per gallon	$1.80	$1.29	39.5
Percent of sales through website during period	95.1%	94.3%	0.8

* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $470.5 million at December 31, 2016 to $537.6 million at March 31, 2017. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first three months of 2017, our primary source of funds was $147.0 million generated by operations as well as $22.0 million in proceeds from long-term debt issuance. Our operating cash flows and borrowings have allowed us to invest in our fleet transition and return value to shareholders. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations, and expect to finance a significant portion of the purchase price of our newly manufactured Airbus aircraft order on acceptable terms. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. As of March 31, 2017, our authority under our board-approved stock repurchase program was $86.8 million. There is no expiration date for the program.

Debt

Our long-term debt obligations, without reduction for related issuance costs, decreased from $813.2 million as of December 31, 2016 to $808.6 million as of March 31, 2017.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2017, our operating activities provided $147.0 million of cash compared to $160.4 million during the same period of 2016. The year-over-year decrease in reported cash inflows was primarily impacted by the $30.3 million decrease in net income.

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $125.4 million for the three months ended March 31, 2017 compared to $66.1 million for the same period in 2016. The year-over-year increase is due mostly to our net cash used to purchase investment securities (net of proceeds from maturities) of $67.2 million in 2017, compared to $1.5 million net cash received from proceeds of investment maturities (net of purchases) in 2016. We also had $58.5 million in property and equipment purchases (including pre-delivery deposits) in the first three months of 2017 compared to $71.7 million in the same period of 2016.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2017 was $21.5 million compared to $79.3 million for the same period in 2016, mostly related to a decrease in dividends paid and share repurchases in the current quarter. In first quarter 2017, we repurchased common stock for $4.9 million and paid cash dividends of $11.7 million, compared to the repurchase of common stock for $55.6 million and payment of cash dividends of $32.8 million ($27.7 million of which was a special dividend declared in December 2015) in the same period of 2016. We also paid $4.4 million in debt payments net of proceeds in first quarter 2017, compared to $9.3 million of proceeds from the issuance of debt net of principal payments during the same period in 2016.

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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, our reliance on automation systems, limitation on growth as we transition to a single fleet type, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these policies during the three months ended March 31, 2017.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 27.9 percent of our operating expenses for the three months ended March 31, 2017. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2017, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $8.6 million. We have not hedged fuel price risk in recent years.

Interest Rates

As of March 31, 2017, we had $468.1 million of fixed-rate debt, including current maturities and excluding related costs, which had a fair value of $482.9 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further information about market risk.

Item 4. Controls and Procedures

As of March 31, 2017, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on this evaluation, our management has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, management concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with the SEC under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January	None	N/A	None
February	22,896	$165.24	15,440
March	6,954	163.81	None
Total	29,850	$164.91	15,440	$86,836

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation. (1)
3.2	Bylaws of the Company as amended on February 17, 2015 (2)
10.1	Employment Agreement dated March 27, 2017, between the Company and M. Ponder Harrison
10.2	Restricted Stock Agreement dated March 27, 2017, between the Company and M. Ponder Harrison
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 2, 2017	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer