Form 10-Q
period 2017-06-30
Allegiant Travel CO
filed 2017-07-31
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on July 14, 2017 was 16,070,344.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,040	$64,711
Restricted cash	11,423	11,647
Short-term investments	323,117	269,269
Accounts receivable	23,917	40,667
Expendable parts, supplies and fuel, net	17,855	16,797
Prepaid expenses	25,753	16,277
Other current assets	4,809	2,686
TOTAL CURRENT ASSETS	426,914	422,054
Property and equipment, net	1,212,771	1,095,314
Long-term investments	159,769	124,834
Deferred major maintenance, net	28,813	17,347
Deposits and other assets	11,730	12,027
TOTAL ASSETS	$1,839,997	$1,671,576
CURRENT LIABILITIES:
Accounts payable	$18,002	$16,010
Accrued liabilities	110,842	96,661
Air traffic liability	237,835	194,001
Current maturities of notes payable, net of related costs	116,387	86,226
TOTAL CURRENT LIABILITIES	483,066	392,898
Long-term debt, net of current maturities and related costs	761,082	722,048
Deferred income taxes	127,631	75,338
Other noncurrent liabilities	8,732	7,670
TOTAL LIABILITIES:	1,380,511	1,197,954
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	23	22
Treasury stock	(606,352)	(517,803)
Additional paid in capital	246,906	238,236
Accumulated other comprehensive loss, net	(1,391)	(230)
Retained earnings	820,300	753,397
TOTAL EQUITY	459,486	473,622
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,839,997	$1,671,576

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUE:
Scheduled service revenue	$220,615	$189,122	$432,713	$390,728
Ancillary revenue:
Air-related charges	145,405	128,713	276,970	249,643
Third party products	14,304	11,965	27,046	23,223
Total ancillary revenue	159,709	140,678	304,016	272,866
Fixed fee contract revenue	11,029	6,706	22,289	13,507
Other revenue	9,261	8,345	17,434	16,366
Total operating revenue	400,614	344,851	776,452	693,467
OPERATING EXPENSES:
Aircraft fuel	85,387	60,005	170,049	113,663
Salary and benefits	92,221	68,553	188,519	137,761
Station operations	38,998	33,328	70,830	64,061
Maintenance and repairs	28,645	29,261	58,740	55,753
Depreciation and amortization	30,129	25,396	60,678	50,081
Sales and marketing	12,861	5,317	22,859	11,125
Aircraft lease rentals	2,400	219	2,564	452
Other	24,777	18,296	44,129	34,968
Total operating expenses	315,418	240,375	618,368	467,864
OPERATING INCOME	85,196	104,476	158,084	225,603
OTHER (INCOME) EXPENSE:
Interest expense	8,889	7,390	17,291	14,629
Interest income	(1,475)	(710)	(2,739)	(1,321)
Other, net	(493)	(300)	(854)	(663)
Total other expense	6,921	6,380	13,698	12,645
INCOME BEFORE INCOME TAXES	78,275	98,096	144,386	212,958
PROVISION FOR INCOME TAXES	29,800	37,249	54,279	80,131
NET INCOME	$48,475	$60,847	$90,107	$132,827
Earnings per share to common stockholders:
Basic	$2.94	$3.68	$5.44	$7.98
Diluted	$2.94	$3.68	$5.43	$7.97
Shares used for computation:
Basic	16,198	16,420	16,290	16,549
Diluted	16,220	16,442	16,317	16,574

Cash dividends declared per share:	$0.70	$0.70	$1.40	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$48,475	$60,847	$90,107	$132,827
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	(2)	148	222	439
Foreign currency translation adjustments	(215)	43	(298)	(63)
Change in derivatives, net of tax	(341)	6	(556)	(325)
Reclassification of derivative gains into Other revenue	(240)	(245)	(529)	(510)
Total other comprehensive loss	(798)	(48)	(1,161)	(459)
TOTAL COMPREHENSIVE INCOME	$47,677	$60,799	$88,946	$132,368

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$90,107	$132,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,678	50,081
Loss/(gain) on aircraft and other equipment disposals	4,901	(472)
Provision for obsolescence of expendable parts, supplies and fuel	1,753	1,043
Amortization of deferred financing costs	775	745
Share-based compensation expense	7,249	3,002
Deferred income taxes	51,995	2,753
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	16,572	(227)
(Increase) decrease in prepaid expenses	(9,476)	584
Increase (decrease) in accounts payable	2,263	3,505
Increase (decrease) in accrued liabilities	10,382	23,888
Increase (decrease) in air traffic liability	43,834	42,731
(Increase) in deferred major maintenance	(14,331)	(2,891)
Other, net	(3,558)	(1,470)
Net cash provided by operating activities	263,144	256,099
INVESTING ACTIVITIES:
Purchase of investment securities	(242,895)	(197,611)
Proceeds from maturities of investment securities	154,334	180,078
Aircraft pre-delivery deposits	(63,468)	—
Purchase of property and equipment, including capitalized interest	(118,846)	(105,177)
Other investing activities	1,352	3,773
Net cash used in investing activities	(269,523)	(118,937)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(23,204)	(44,355)
Proceeds from the issuance of long-term debt	134,540	28,000
Repurchase of common stock	(84,940)	(63,319)
Principal payments on long-term debt	(64,876)	(39,210)
Other financing activities	188	293
Net cash used in financing activities	(38,292)	(118,591)
Net change in cash and cash equivalents	(44,671)	18,571
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,711	87,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,040	$105,683
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$16,001	$11,936
Income taxes paid, net of refunds	$—	$59,928

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" intended to create a unified model to determine when and how revenue is recognized. Under this ASU and subsequently issued amendments, the core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, revenue related to certain air-related ancillary fees directly related to ticket revenue, such as seat fees and baggage fees, will no longer be considered distinct performance obligations separate from passenger travel and will be reclassified into scheduled service revenue. In addition, change fees previously recognized when incurred by the customer, will be deferred and recognized as revenue when air travel is provided and reclassified into scheduled service revenue.

The new standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt effective January 1, 2018. The Company continues to evaluate the impact on its financial statements of adopting this new accounting standard and believes that adoption will have little effect on earnings, although the classification of certain air-related ancillary fees, as described above, will change.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company has not completed the assessment of this new standard. The Company believes adoption will have a significant impact on its consolidated balance sheets but is not expected to significantly change the recognition, measurement or presentation of associated expense within the consolidated statements of income or cash flows.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt it effective January 1, 2018. Significant classification modifications are not expected as a result of adoption.

Note 2 — Property and Equipment

Property and equipment (in thousands):

	As of June 30, 2017	As of December 31, 2016
Flight equipment, including pre-delivery deposits	$1,518,072	$1,377,829
Computer hardware and software	113,321	101,850
Other property and equipment	88,001	81,786
Total property and equipment	1,719,394	1,561,465
Less accumulated depreciation and amortization	(506,623)	(466,151)
Property and equipment, net	$1,212,771	$1,095,314

Note 3 — Long-Term Debt

Long-term debt (in thousands):

	As of June 30, 2017	As of December 31, 2016
Fixed-rate notes payable due through 2020	$465,594	$465,748
Variable-rate notes payable due through 2027	411,875	342,526
Total long-term debt, net of related costs	877,469	808,274
Less current maturities, net of related costs	116,387	86,226
Long-term debt, net of current maturities and related costs	$761,082	$722,048

Weighted average fixed-interest rate	5.41%	5.41%
Weighted average variable-interest rate	3.27%	3.16%

Maturities of long-term debt for the remainder of 2017 and for the next five years and thereafter, in the aggregate, are: remaining in 2017 - $45.8 million; 2018 - $154.4 million; 2019 - $530.0 million; 2020 - $64.5 million; 2021 - $37.2 million; and $45.6 million thereafter.

Secured Debt

In the first six months of 2017, the Company borrowed $134.5 million under loan agreements secured by nine Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR plus a weighted average margin of 1.68 percent and are payable in quarterly installments over five or ten years.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Municipal debt securities	$1,568	$—	$1,568	$1,843	$—	$1,843
Money market funds	502	502	—	123	123	—
Federal agency debt securities	—	—	—	19,399	—	19,399
Total cash equivalents	2,070	502	1,568	21,365	123	21,242
Short-term
Municipal debt securities	143,273	—	143,273	78,826	—	78,826
Commercial paper	96,105	—	96,105	108,372	—	108,372
Corporate debt securities	69,897	—	69,897	76,570	—	76,570
Federal agency debt securities	10,840	—	10,840	3,895	—	3,895
US Treasury Bonds	3,002	—	3,002	1,606	—	1,606
Total short-term	323,117	—	323,117	269,269	—	269,269
Long-term
Corporate debt securities	106,134	—	106,134	25,048	—	25,048
Municipal debt securities	29,378	—	29,378	72,623	—	72,623
Federal agency debt securities	24,257	—	24,257	24,160	—	24,160
Derivative instruments	780	—	780	1,660	—	1,660
US Treasury Bonds	—	—	—	3,003	—	3,003
Total long-term	160,549	—	160,549	126,494	—	126,494
Total financial instruments	$485,736	$502	$485,234	$417,128	$123	$417,005

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$451,750	$469,820	$452,179	$468,005	2
Non-publicly held debt	430,631	402,628	360,999	340,866	3
Total long-term debt	$882,381	$872,448	$813,178	$808,871

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 5 — Derivative Instruments

The Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. For the six months ended June 30, 2017, the net change in fair value recorded in accumulated other comprehensive income related to an unrealized loss on the hedge was $0.6 million compared to $0.3 million for the six months ended June 30, 2016.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For each of the six months ended June 30, 2017 and June 30, 2016, the Company realized $0.5 million in gains from its cash flow hedge into Other revenue. As of June 30, 2017, the Company expects $0.5 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At June 30, 2017, the fair value of the Company's derivative instrument was $0.8 million compared to $1.7 million at December 31, 2016, and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 4 - Fair Value Measurements for additional information related to the estimated fair value.

Note 6 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares repurchased (not in thousands)	589,057	55,148	604,497	369,997
Average price per share	$142.16	$139.08	$142.66	$166.70
Total (in thousands)	$83,740	$7,670	$86,240	$61,679

During the six months ended June 30, 2017, the Company declared and paid recurring cash dividends of $1.40 per share, or $23.2 million.

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

For the three and six months ended June 30, 2017, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income	$48,475	$60,847	$90,107	$132,827
Less net income allocated to participating securities	(780)	(350)	(1,461)	(758)
Net income attributable to common stock	$47,695	$60,497	$88,646	$132,069
Net income per share, basic	$2.94	$3.68	$5.44	$7.98
Weighted-average shares outstanding	16,198	16,420	16,290	16,549
Diluted:
Net income	$48,475	$60,847	$90,107	$132,827
Less net income allocated to participating securities	(779)	(350)	(1,459)	(757)
Net income attributable to common stock	$47,696	$60,497	$88,648	$132,070
Net income per share, diluted	$2.94	$3.68	$5.43	$7.97
Weighted-average shares outstanding	16,198	16,420	16,290	16,549
Dilutive effect of stock options and restricted stock	71	36	92	42
Adjusted weighted-average shares outstanding under treasury stock method	16,269	16,456	16,382	16,591
Participating securities excluded under two-class method	(49)	(14)	(65)	(17)
Adjusted weighted-average shares outstanding under two-class method	16,220	16,442	16,317	16,574

For the three and six months ended June 30, 2017, anti-dilutive shares excluded from the calculation of earnings per share were 62,605 and 45,940 (shares not in thousands), respectively.

Note 8 — Commitments and Contingencies

As of June 30, 2017, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	4
Airbus A320	21

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft (including aircraft lease obligations), airport fees under use and lease agreements, and other operating lease obligations are as follows as of June 30, 2017 (in thousands):

As of June 30, 2017
Remaining in 2017	$262,010
2018	139,079
2019	112,040
2020	74,306
2021	33,047
Thereafter	230,593
Total commitments	$851,075

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

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. During the six months ended June 30, 2017 and 2016, the Company made payments to these entities of $0.2 million and $1.4 million, respectively, and no further payments are expected.

Note 10 — Subsequent Events

In July 2017, the Company borrowed $68.0 million under loan agreements secured by two Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR plus an average margin of 1.50 percent and are payable in quarterly installments through July 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2017 and 2016. Also discussed is our financial position as of June 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

SECOND QUARTER REVIEW

Highlights:

•	Added five Airbus A320 series aircraft into service and retired two MD-80 aircraft;

•	entered into a lease agreement for 13 Airbus A320 series aircraft to be delivered in 2017 and 2018, which will solidify the plan to retire all MD-80 aircraft by the end of 2019;

•	operating 382 routes as of quarter end versus 342 at the same point in 2016, and started service on 24 new routes during the quarter;

•	returned $83.7 million to shareholders through open market stock repurchases;

•	paid quarterly recurring cash dividends of $11.5 million during the quarter, $23.2 million year to date; and

•	raised $112.5 million in debt.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
MD-80	45	47	49
B757-200	2	4	5
A319 (1)	20	17	15
A320 (2)	21	16	16
Total	88	84	85
(1) Excludes 12 A319 aircraft on lease to a European carrier until 2018.
(2) Excludes one A320 aircraft currently being prepared for revenue service as of June 30, 2017.

As of June 30, 2017, we had firm commitments to purchase 25 Airbus A320 series aircraft and had executed lease agreements for 13 Airbus A320 series aircraft for which we have not yet taken delivery. We expect delivery of 14 aircraft in the second half of 2017 and the remaining aircraft in 2018 through 2020. We continuously consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of September 30, 2017	As of December 31, 2017
MD-80	40	37
B757-200	2	—
A319	21	22
A320	25	29
Total	88	88

NETWORK

Our operating network as of June 30, 2017 represents an 11.7 percent increase in the number of routes flown compared to June 30, 2016. Our total number of under-served cities and leisure destinations were 98 and 20, compared with 95 and 19 as of June 30, 2017 and 2016, respectively. As of July 14, 2017, we were selling 408 routes.

TRENDS

In continuing with our fleet transition plan, we added five Airbus A320 series aircraft to our operating fleet during the second quarter 2017, including our first two newly manufactured aircraft. Airbus aircraft flew 55.4 percent of our system ASMs for the quarter and we expect ten more Airbus A320 series aircraft to be placed in service by the end of 2017. Average block hours per aircraft has increased by 12.5 percent quarter over quarter due to increased flying of Airbus aircraft as well as our mix of off-peak flying. Off-peak flying accounted for nearly 29 percent of ASMs for the first two quarters in 2017, versus approximately 26 percent for the same period in 2016.

We retired two MD-80 aircraft during the quarter and expect to retire eight more MD-80 aircraft and our two remaining Boeing 757-200 aircraft by the end of 2017. Our scheduled MD-80 retirements could be accelerated if unexpected major maintenance were to be needed.

Irregular operations, as well as costs necessary to effectively transition to a single fleet type, have contributed to increased costs during the second quarter 2017. Costs associated with these needs, such as higher pilot staffing levels to support our flight schedule with three separate aircraft types, while continually training additional Airbus pilots to support the growing number of operating Airbus aircraft, will continue until the fleet transition nears completion.

During the quarter we announced 28 new routes expected to begin in the second half of 2017, including service into three new cities - Milwaukee, Wisconsin; Norfolk, Virginia; and Gulfport, Mississippi. As of June 30, 2017, we were offering service on 123 medium-sized city routes compared to 87 as of the same date in 2016. Our East Coast presence continues to be an area of focus, with 62.3 percent of scheduled service ASMs represented by Eastern markets, and we have commenced seasonal service to Destin, Florida, our newest base.

The collective bargaining agreement reached with the International Brotherhood of Teamsters for our pilots became effective on August 1, 2016. Incremental expense related to the initial year of this agreement (including head count increases) in the first half of 2017 was approximately $31 million. We will continue to see incremental expense for this agreement over the remainder of the five-year agreement term.

We have two employee groups which have voted for union representation and with which we have yet to reach agreement - flight attendants and flight dispatchers. These employees make up approximately 31 percent of our total employee base. Any labor actions following an inability to reach collective bargaining agreements with these employee groups could materially impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the second quarter 2017 increased 16.7 percent compared to 2016. The increase was primarily driven by a 14.6 percent increase in scheduled service passengers, aided by an increase in scheduled service average base fare.

Ancillary air-related charges. Ancillary air-related charges for the second quarter 2017 increased 13.0 percent compared to 2016, due mostly to the increase in scheduled service passengers. The increase was slightly diluted by a 1.4 percent decrease in average ancillary air-related fare per passenger which correlates with a 3.1 percent reduction in stage length, as shorter trips tend to produce lower ancillary charges.

Ancillary third party revenue. Ancillary third party revenue increased 19.5 percent for the second quarter 2017 compared to 2016 due to revenue generated from our co-branded credit card program which launched in third quarter 2016. This increase from co-branded credit card revenue was slightly offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets) driven by a 7.5 percent and 5.5 percent decrease in hotel room nights and rental car days, respectively. Overall, there was a 4.3 percent increase in ancillary third party revenue per passenger year over year.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2017 increased $4.3 million from 2016 due mostly to increased flying for both the Department of Defense and under our Apple Vacations charter.

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

	Three Months Ended June 30,		Percent
	2017	2016	Change
Aircraft fuel*	$25.83	$20.85	23.9%
Salary and benefits	27.89	23.82	17.1
Station operations	11.80	11.58	1.9
Maintenance and repairs	8.66	10.17	(14.8)
Depreciation and amortization	9.11	8.82	3.3
Sales and marketing	3.89	1.85	110.3
Aircraft lease rentals	0.73	0.08	NM
Other	7.49	6.34	18.1
Operating expense per passenger*	$95.40	$83.51	14.2%
Operating expense per passenger, excluding fuel	$69.57	$62.66	11.0%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
NM - Not meaningful

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended June 30,				Percent
	2017		2016		Change
Aircraft fuel*	2.38	¢	1.89	¢	25.9%
Salary and benefits	2.57		2.16		19.0
Station operations	1.09		1.05		3.8
Maintenance and repairs	0.80		0.92		(13.0)
Depreciation and amortization	0.84		0.80		5.0
Sales and marketing	0.36		0.17		111.8
Aircraft lease rentals	0.07		0.01		NM
Other	0.69		0.56		23.2
CASM*	8.80	¢	7.56	¢	16.4%
Operating CASM, excluding fuel	6.42	¢	5.67	¢	13.2%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
NM - Not meaningful

Aircraft fuel expense. Aircraft fuel expense increased 42.3 percent for the second quarter 2017 compared to 2016. Excluding one-time, $8.3 million fuel tax refunds in the second quarter of 2016, fuel expense would have increased 25.0 percent year over year and the system average fuel cost per gallon would have increased by 10.3 percent. Additionally, there was a 12.9 percent increase in system fuel gallons consumed due to an increase in total system capacity of 12.7 percent.

Salary and benefits expense. Salary and benefits expense increased $23.7 million or 34.5 percent for the second quarter 2017 when compared to the same period last year. The increase is largely attributable to $16.8 million in incremental expense related to the collective bargaining agreement with our pilots, which went into effect in August 2016, as well as costs associated with a 12.4 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type. Additionally, stock compensation expense increased incrementally by $1.9 million related to management equity grants which were not in place in second quarter 2016.

Station operations expense. Station operations expense for the second quarter 2017 increased 17.0 percent on a 17.0 percent increase in scheduled service departures compared to the same period in 2016.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2017 decreased 2.1 percent compared to the same period in 2016. This is mostly due to a decrease in major maintenance expense for our MD-80 aircraft, as there was a higher number of events in the prior year because the number of MD-80 aircraft in service was higher in the second quarter 2016. This decrease was partially offset by an increase in expenses related to parts repairs and routine maintenance in the current quarter. We expect routine maintenance expenses for our used Airbus aircraft to increase over time as repair costs for these aircraft are generally more expensive than similar maintenance for our MD-80 aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2017 increased 18.6 percent compared to 2016. Depreciation expense for the remainder of 2017 will continue to outpace 2016 as retirement of our MD-80 aircraft has been accelerated to 2019 or earlier. We also continue to add Airbus aircraft into service which result in higher incremental monthly depreciation expense than our MD-80s.

Sales and marketing expense. Sales and marketing expense for the second quarter 2017 increased $7.5 million compared to the same period in 2016, mostly due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in January 2017, although this charge still applies to travel booked up to the discontinuation date. Credit card fee reimbursements for the second quarter (which were recorded as reductions of sales and marketing expense) declined to $0.6 million from $6.3 million in the second quarter 2016, accounting for the majority of the increase in this line item year over year.

Aircraft lease rentals expense. Aircraft lease rentals expense for the second quarter 2017 increased $2.2 million compared to 2016 due to subservice flights needed for irregular operations. We do not currently have operating aircraft under lease.

Other operating expense. Other operating expense for the second quarter 2017 increased $6.5 million compared to 2016. The increase in expense is due to increased flight crew training needed to support our growing operating fleet and network, as well as losses taken on the disposal of assets.

Income Tax Expense

Our effective tax rate remained relatively flat quarter over quarter, at 38.1 percent for the three months ended June 30, 2017, compared to 38.0 percent for the three months ended June 30, 2016. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the six months ended June 30, 2017 increased 10.7 percent compared with 2016. The increase was mostly the result of a 12.8 percent increase in scheduled service passengers offset by a 1.8 percent decrease in scheduled service average base fare, which was affected by a 24.2 percent increase in off-peak capacity period over period.
Ancillary air-related charges. Ancillary air-related charges for the six months ended June 30, 2017 increased 10.9 percent compared with 2016 due mostly to the increase in scheduled service passengers. These effects were diluted by a 1.7 percent decrease in ancillary air-related charges per passenger as items such as bag fees tend to decrease in correlation with a shorter stage length and lower base fare.

Ancillary third party revenue. Ancillary third party revenue for the six months ended June 30, 2017 increased $3.8 million over the same period in 2016 due to revenue generated from our co-branded credit card program which launched in third quarter 2016. This increase from co-branded credit card revenue was slightly offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets), partially driven by a 5.4 percent decrease in hotel room nights. Overall, there was a 3.0 percent increase in ancillary third party revenue per passenger year over year.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2017 increased $8.8 million compared with 2016, due to increased flying for both the Department of Defense and under our Apple Vacations charter.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Six Months Ended June 30,		Percent
	2017	2016	Change
Aircraft fuel*	$27.48	$20.77	32.3%
Salary and benefits	30.47	25.18	21.0
Station operations	11.45	11.71	(2.2)
Maintenance and repairs	9.49	10.19	(6.9)
Depreciation and amortization	9.81	9.15	7.2
Sales and marketing	3.69	2.03	81.8
Aircraft lease rentals	0.41	0.08	NM
Other	7.13	6.40	11.4
Operating expense per passenger*	$99.93	$85.51	16.9%
Operating expense per passenger, excluding fuel	$72.45	$64.74	11.9%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
NM - Not meaningful

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,				Percent
	2017		2016		Change
Aircraft fuel*	2.44	¢	1.84	¢	32.6%
Salary and benefits	2.71		2.23		21.5
Station operations	1.02		1.04		(1.9)
Maintenance and repairs	0.84		0.90		(6.7)
Depreciation and amortization	0.87		0.81		7.4
Sales and marketing	0.33		0.18		83.3
Aircraft lease rentals	0.04		0.01		NM
Other	0.63		0.56		12.5
CASM*	8.88	¢	7.57	¢	17.3%
Operating CASM, excluding fuel	6.44	¢	5.73	¢	12.4%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
NM - Not meaningful

Aircraft fuel expense. Aircraft fuel expense increased 49.6 percent for the six months ended June 30, 2017 compared to the same period in 2016. Excluding the effect of one-time $8.3 million in fuel tax refunds in the second quarter 2016, fuel expense would have increased 39.4 percent and the system average fuel cost per gallon would have increased by 23.9 percent. Additionally, there was a 12.9 percent increase in system fuel gallons consumed due to an increase in total system capacity of 12.6 percent.
Salary and benefits expense. Salary and benefits expense increased $50.8 million or 36.8 percent for the six months ended June 30, 2017 compared to the same period in 2016. The increase is largely attributable to $31.0 million in incremental expense related to the collective bargaining agreement with our pilots, which went into effect in August 2016, as well as costs associated with a 12.4 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type. Additionally, stock compensation expense increased incrementally by $4.4 million related to management equity grants which were not in place in the first half of 2016.
Station operations expense. Station operations expense for the six months ended June 30, 2017 increased 10.6 percent on a 17.0 percent increase in scheduled service departures compared to the same period in 2016. Decreases in various supplementary station expenses contributed to growth in departures outpacing the increase in expense.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2017 increased 5.4 percent compared with the same period in 2016, due primarily to a 2.4 percent increase in average number of aircraft in service as well as incremental expenses related to parts repairs and routine maintenance on our Airbus aircraft. We expect routine maintenance expenses for our used Airbus aircraft to increase over time as repair costs for these aircraft are generally more expensive than similar maintenance for our MD-80 aircraft.
Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2017 increased by 21.2 percent, compared to the same period in 2016. Depreciation expense for the remainder of 2017 will continue to outpace 2016 as retirement of our MD-80 aircraft has been accelerated to 2019 or earlier. We have also added ten Airbus aircraft into service as of June 30, 2017 when compared to the same date in 2016, which results in higher incremental monthly depreciation expense than our MD-80s. Additionally, this expense was affected by major maintenance amortization for our Airbus aircraft in accordance with the deferral method of accounting. Prior to June 2016, we had not incurred any major maintenance costs on our Airbus aircraft.
Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2017 increased $11.7 million compared to the same period in 2016, mostly due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in January 2017, although this charge still applies to travel booked up to the discontinuation date. Consequently, credit card fee reimbursements for the first half of 2017 (which were recorded as reductions of sales and marketing expense) declined to $4.0 million from $13.2 million in the first half of 2016. There were also year-over-year increased expenses related to various marketing initiatives for our growing network.

Aircraft lease rentals expense. Aircraft lease rentals expense for the six months ended June 30, 2017 increased $2.1 million compared to the same period in 2016 due to additional subservice flights needed for irregular operations in the second quarter 2017. We do not currently have operating aircraft under lease.

Other expense. Other operating expense for the six months ended June 30, 2017 increased $9.2 million compared to 2016. The increase is partially due to losses recorded on disposed aircraft parts in 2017 compared to a gain of over $2.0 million recorded on an engine sale in 2016. Additionally, property taxes on higher asset amounts, and expenses related to crew training in 2017 to support our fleet transition and network growth, also increased year over year.

Income Tax Expense

Our effective tax rate remained flat at 37.6 percent for each of the six months ended June 30, 2017 and 2016. The effective tax rate for the six months ended June 30, 2017 differed from the statutory federal income tax rate of 35.0 percent primarily due to executive compensation deduction limitations as well as state and foreign taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,		Percent
	2017	2016	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	3,306,193	2,878,460	14.9
Revenue passenger miles (RPMs) (thousands)	2,958,808	2,665,753	11.0
Available seat miles (ASMs) (thousands)	3,584,209	3,178,904	12.7
Load factor	82.6%	83.9%	(1.3)
Operating expense per ASM (CASM) (cents)***	8.80	7.56	16.4
Fuel expense per ASM (cents)***	2.38	1.89	25.9
Operating CASM, excluding fuel (cents)	6.42	5.67	13.2
ASMs per gallon of fuel	71.9	72.0	(0.1)
Departures	24,721	20,969	17.9
Block hours	56,056	48,506	15.6
Average stage length (miles)	866	893	(3.0)
Average number of operating aircraft during period	85.3	83.8	1.8
Average block hours per aircraft per day	7.2	6.4	12.5
Full-time equivalent employees at end of period	3,628	3,228	12.4
Fuel gallons consumed (thousands)	49,858	44,153	12.9
Average fuel cost per gallon***	$1.71	$1.36	25.7

Scheduled service statistics:
Passengers	3,266,789	2,850,112	14.6
Revenue passenger miles (RPMs) (thousands)	2,903,257	2,626,770	10.5
Available seat miles (ASMs) (thousands)	3,436,872	3,072,135	11.9
Load factor	84.5%	85.5%	(1.0)
Departures	23,609	20,171	17.0
Block hours	53,632	46,763	14.7
Total scheduled service revenue per ASM (TRASM) (cents)**	11.07	10.74	3.1
Average fare - scheduled service	$67.54	$66.36	1.8
Average fare - ancillary air-related charges	$44.51	$45.16	(1.4)
Average fare - ancillary third party products	$4.38	$4.20	4.3
Average fare - total	$116.43	$115.72	0.6
Average stage length (miles)	869	897	(3.1)
Fuel gallons consumed (thousands)	47,821	42,698	12.0
Average fuel cost per gallon***	$1.70	$1.36	25.0
Percent of sales through website during period	95.1%	93.9%	1.2
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
*** Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

	Six Months Ended June 30,		Percent
	2017	2016	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	6,187,441	5,471,367	13.1
Revenue passenger miles (RPMs) (thousands)	5,667,306	5,185,903	9.3
Available seat miles (ASMs) (thousands)	6,961,046	6,180,289	12.6
Load factor	81.4%	83.9%	(2.5)
Operating expense per ASM (CASM) (cents)***	8.88	7.57	17.3
Fuel expense per ASM (cents)***	2.44	1.84	32.6
Operating CASM, excluding fuel (cents)	6.44	5.73	12.4
ASMs per gallon of fuel	72.0	72.1	(0.1)
Departures	47,016	39,887	17.9
Block hours	109,249	94,776	15.3
Average stage length (miles)	883	913	(3.3)
Average number of operating aircraft during period	85.0	83.0	2.4
Average block hours per aircraft per day	7.1	6.3	12.7
Full-time equivalent employees at end of period	3,628	3,228	12.4
Fuel gallons consumed (thousands)	96,708	85,676	12.9
Average fuel cost per gallon***	$1.76	$1.33	32.3

Scheduled service statistics:
Passengers	6,112,269	5,417,421	12.8
Revenue passenger miles (RPMs) (thousands)	5,565,191	5,110,323	8.9
Available seat miles (ASMs) (thousands)	6,674,035	5,970,086	11.8
Load factor	83.4%	85.6%	(2.2)
Departures	44,857	38,346	17.0
Block hours	104,507	91,326	14.4
Total scheduled service revenue per ASM (TRASM) (cents)**	11.04	11.11	(0.6)
Average fare - scheduled service	$70.80	$72.12	(1.8)
Average fare - ancillary air-related charges	$45.31	$46.08	(1.7)
Average fare - ancillary third party products	$4.42	$4.29	3.0
Average fare - total	$120.53	$122.49	(1.6)
Average stage length (miles)	887	917	(3.3)
Fuel gallons consumed (thousands)	92,713	82,852	11.9
Average fuel cost per gallon***	$1.75	$1.33	31.6
Percent of sales through website during period	94.2%	94.1%	0.1
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $470.5 million at December 31, 2016 to $514.3 million at June 30, 2017. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first six months of 2017, our primary source of funds was $263.1 million generated by operations as well as $134.5 million in proceeds from long-term debt issuance. Our operating cash flows and borrowings have allowed us to invest in our fleet transition and return capital to shareholders. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations, and expect to finance a significant portion of the purchase price of our newly manufactured Airbus aircraft order on acceptable terms. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. In July 2017, our board of directors replenished our repurchase authority to a total of $100 million. There is no expiration to this program.

Debt

Our long-term debt obligations, without reduction for related issuance costs, increased from $813.2 million as of December 31, 2016 to $882.4 million as of June 30, 2017 as we borrowed additional funds secured by aircraft while making scheduled repayments on our existing debt. During the second quarter 2017 we borrowed $112.5 million secured by seven aircraft.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2017, our operating activities provided $263.1 million of cash compared to $256.1 million during the same period of 2016. The year-over-year increase in cash inflows was primarily impacted by adjustments made for non-cash items such as deferred income taxes, as well as a decrease in accounts receivable, which offset the effects of lower net income for the six months ended June 30, 2017.

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $269.5 million during the six months ended June 30, 2017 compared to $118.9 million for the same period in 2016. The year-over-year increase is due primarily to $182.3 million in property and equipment purchases and pre-delivery deposits compared to $105.2 million in the same period of 2016. Additionally, our net cash used to purchase investment securities (net of proceeds from maturities) was $88.6 million during the first six months of 2017 compared to $17.5 million for the same period in 2016.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2017 was $38.3 million compared to $118.6 million for the same period in 2016. During the first six months of 2017, we repurchased common stock for $84.9 million and paid cash dividends of $23.2 million, compared to the repurchase of common stock for $63.3 million and payment of cash dividends of $44.4 million ($27.7 million of which was a special dividend declared in December 2015) in the same period of 2016. These uses were offset by proceeds from the issuance of debt net of principal payments of $69.7 million in 2017, while principal payments exceeded proceeds from issuance of debt by $11.2 million in the same period of 2016.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these policies during the six months ended June 30, 2017.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 27.5 percent of our operating expenses for the six months ended June 30, 2017. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2017, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $8.3 million and $17.6 million, respectively. We have not hedged fuel price risk in recent years.

Interest Rates

As of June 30, 2017, we had a total of $414.7 million in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the six months ended June 30, 2017, would have affected interest expense by $1.9 million.

As of June 30, 2017, we had $467.7 million of fixed-rate debt, including current maturities and without reduction for related costs, which had a fair value of $484.9 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further information about market risk.

Item 4. Controls and Procedures

As of June 30, 2017, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on this evaluation, our management has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, management concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with the SEC under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the second quarter 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April	55,491	$146.50	55,400
May	290,587	143.40	282,358
June	251,299	139.90	251,299
Total	597,377	$142.22	589,057	$3,096

(1)
Includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.

(2)
Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program. Subsequent to June 30, 2017, the Board approved additional share repurchase authority, and the remaining share repurchase authority as of July 26, 2017 was $100 million.

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

ALLEGIANT TRAVEL COMPANY

Date:	July 31, 2017	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer