Form 10-Q
period 2017-09-30
Allegiant Travel CO
filed 2017-10-30
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of the close of business on October 16, 2017 was 16,077,909.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$74,023	$64,711
Restricted cash	17,335	11,647
Short-term investments	351,519	269,269
Accounts receivable	22,780	40,667
Expendable parts, supplies and fuel, net	20,444	16,797
Prepaid expenses	25,102	16,277
Other current assets	6,771	2,686
TOTAL CURRENT ASSETS	517,974	422,054
Property and equipment, net	1,331,798	1,095,314
Long-term investments	76,913	124,834
Deferred major maintenance, net	27,551	17,347
Deposits and other assets	11,736	12,027
TOTAL ASSETS	$1,965,972	$1,671,576
CURRENT LIABILITIES:
Accounts payable	$19,247	$16,010
Accrued liabilities	84,210	96,661
Air traffic liability	224,554	194,001
Current maturities of notes payable, net of related costs	165,837	86,226
TOTAL CURRENT LIABILITIES	493,848	392,898
Long-term debt, net of current maturities and related costs	845,727	722,048
Deferred income taxes	140,050	75,338
Other noncurrent liabilities	12,521	7,670
TOTAL LIABILITIES:	1,492,146	1,197,954
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	23	22
Treasury stock	(606,918)	(517,803)
Additional paid in capital	251,032	238,236
Accumulated other comprehensive loss, net	(1,645)	(230)
Retained earnings	831,334	753,397
TOTAL EQUITY	473,826	473,622
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,965,972	$1,671,576

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUE:
Scheduled service revenue	$183,064	$177,361	$615,777	$568,089
Ancillary revenue:
Air-related charges	130,818	127,301	407,789	376,944
Third party products	12,348	11,259	39,394	34,482
Total ancillary revenue	143,166	138,560	447,183	411,426
Fixed fee contract revenue	11,831	9,183	34,120	22,690
Other revenue	10,708	8,377	28,140	24,743
Total operating revenue	348,769	333,481	1,125,220	1,026,948
OPERATING EXPENSES:
Aircraft fuel	80,421	69,305	250,470	182,969
Salary and benefits	88,788	73,424	277,307	211,185
Station operations	37,148	32,252	107,979	96,313
Maintenance and repairs	28,870	26,263	87,611	82,016
Depreciation and amortization	31,894	25,881	92,571	75,962
Sales and marketing	13,884	5,650	36,744	16,774
Aircraft lease rentals	533	472	3,098	924
Other	24,315	23,394	68,440	58,363
Total operating expenses	305,853	256,641	924,220	724,506
OPERATING INCOME	42,916	76,840	201,000	302,442
OTHER (INCOME) EXPENSE:
Interest expense	10,041	6,938	27,332	21,567
Interest income	(1,454)	(781)	(4,193)	(2,102)
Other, net	(400)	(308)	(1,254)	(972)
Total other expense	8,187	5,849	21,885	18,493
INCOME BEFORE INCOME TAXES	34,729	70,991	179,115	283,949
PROVISION FOR INCOME TAXES	12,436	25,538	66,715	105,669
NET INCOME	$22,293	$45,453	$112,400	$178,280
Earnings per share to common stockholders:
Basic	$1.39	$2.76	$6.85	$10.74
Diluted	$1.39	$2.75	$6.85	$10.73
Shares used for computation:
Basic	15,852	16,389	16,142	16,493
Diluted	15,862	16,406	16,160	16,514

Cash dividends declared per share:	$0.70	$0.70	$2.10	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,293	$45,453	$112,400	$178,280
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	230	(101)	453	336
Foreign currency translation adjustments	(117)	238	(416)	176
Change in derivatives, net of tax	(193)	(208)	(749)	(533)
Reclassification of derivative gains into Other revenue	(175)	(247)	(703)	(756)
Total other comprehensive loss	(255)	(318)	(1,415)	(777)
TOTAL COMPREHENSIVE INCOME	$22,038	$45,135	$110,985	$177,503

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$112,400	$178,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,571	75,962
Loss on aircraft and other equipment disposals	6,619	3,510
Provision for obsolescence of expendable parts, supplies and fuel	2,900	1,803
Amortization of deferred financing costs	1,059	1,154
Share-based compensation expense	10,847	4,342
Deferred income taxes	64,296	2,336
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	17,709	(9,957)
(Increase) decrease in prepaid expenses	(8,825)	3,147
Increase (decrease) in accounts payable	3,671	4,220
Increase (decrease) in accrued liabilities	(11,183)	23,083
Increase (decrease) in air traffic liability	30,553	22,391
(Increase) in deferred major maintenance	(14,779)	(4,365)
Other, net	(11,444)	2,187
Net cash provided by operating activities	296,394	308,093
INVESTING ACTIVITIES:
Purchase of investment securities	(273,796)	(291,954)
Proceeds from maturities of investment securities	239,920	268,037
Purchase of property and equipment, including capitalized interest	(333,746)	(264,085)
Other investing activities	1,338	3,999
Net cash used in investing activities	(366,284)	(284,003)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(34,462)	(55,895)
Proceeds from the issuance of debt	292,540	120,410
Repurchase of common stock	(90,445)	(63,363)
Principal payments on debt	(88,026)	(63,478)
Other financing activities	(405)	(158)
Net cash provided by (used in) financing activities	79,202	(62,484)
Net change in cash and cash equivalents	9,312	(38,394)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,711	87,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,023	$48,718
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$31,733	$17,070
Income taxes paid, net of refunds	$(18,757)	$79,818

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" intended to create a unified model to determine when and how revenue is recognized. Under this ASU and subsequently issued amendments, the core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt this standard using the full-retrospective approach on January 1, 2018.

Under the new standard, revenue for certain air-related ancillary fees that are directly related to ticket revenue, such as seat fees and baggage fees, will no longer be considered distinct performance obligations separate from passenger travel and will be reclassified into scheduled service revenue. Although finalization is in process, for 2016, the amount expected to be reclassified from air-related charges into scheduled service revenue will be approximately $500 million. In addition, certain fees previously recognized when incurred by the customer, will be deferred and recognized as revenue when air travel is provided and reclassified into scheduled service revenue. The Company believes that adoption will not have a material effect on earnings, although the classification of certain operating revenue and operating expense items will change.

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

Note 2 — Property and Equipment

Property and equipment (in thousands):

	As of September 30, 2017	As of December 31, 2016
Flight equipment, including pre-delivery deposits	$1,634,835	$1,377,829
Computer hardware and software	119,658	101,850
Other property and equipment	101,121	81,786
Total property and equipment	1,855,614	1,561,465
Less accumulated depreciation and amortization	(523,816)	(466,151)
Property and equipment, net	$1,331,798	$1,095,314

Note 3 — Long-Term Debt

Long-term debt (in thousands):

	As of September 30, 2017	As of December 31, 2016
Fixed-rate notes payable due through 2020	$465,527	$465,748
Variable-rate notes payable due through 2027	546,037	342,526
Total long-term debt, net of related costs	1,011,564	808,274
Less current maturities, net of related costs	165,837	86,226
Long-term debt, net of current maturities and related costs	$845,727	$722,048

Weighted average fixed-interest rate	5.41%	5.41%
Weighted average variable-interest rate	3.25%	3.16%

Maturities of long-term debt for the remainder of 2017 and for the next five years and thereafter, in the aggregate, are: remaining in 2017 - $25.0 million; 2018 - $218.3 million; 2019 - $540.0 million; 2020 - $73.4 million; 2021 - $46.1 million; and $108.9 million thereafter.

Secured Debt

In the first nine months of 2017, the Company borrowed $236.5 million under loan agreements secured by 12 Airbus A320 series aircraft. The notes bear interest at a floating rate based on LIBOR plus a weighted average margin of 1.62 percent and are payable in monthly or quarterly installments over five or ten years.

Senior Secured Revolving Credit Facility

In the third quarter of 2017, the Company drew down $56.0 million under its senior secured revolving credit facility, with six Airbus A320 series aircraft in the collateral pool. In 2015, the Company, through a wholly owned subsidiary, entered into this facility under which it is able to borrow up to $56.0 million. The facility had an original term of 24 months, was extended for an additional one-year term in 2016, and may be extended for an additional one-year period, at the lender’s option. Any notes under the facility bear interest at a floating rate based on LIBOR plus 1.85 percent. An individual aircraft may remain in the collateral pool for up to two years.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017			As of December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$21,112	$21,112	$—	$123	$123	$—
US Treasury Bonds	4,550	—	4,550	—	—	—
Commercial paper	3,594	—	3,594	—	—	—
Federal agency debt securities	—	—	—	19,399	—	19,399
Municipal debt securities	—	—	—	1,843	—	1,843
Total cash equivalents	29,256	21,112	8,144	21,365	123	21,242
Short-term
Municipal debt securities	152,369	—	152,369	78,826	—	78,826
Corporate debt securities	84,667	—	84,667	76,570	—	76,570
Commercial paper	83,051	—	83,051	108,372	—	108,372
Federal agency debt securities	28,432	—	28,432	3,895	—	3,895
US Treasury Bonds	3,000	—	3,000	1,606	—	1,606
Total short-term	351,519	—	351,519	269,269	—	269,269
Long-term
Corporate debt securities	71,142	—	71,142	25,048	—	25,048
Federal agency debt securities	5,771	—	5,771	24,160	—	24,160
Derivative instruments	475	—	475	1,660	—	1,660
Municipal debt securities	—	—	—	72,623	—	72,623
US Treasury Bonds	—	—	—	3,003	—	3,003
Total long-term	77,388	—	77,388	126,494	—	126,494
Total financial instruments	$458,163	$21,112	$437,051	$417,128	$123	$417,005

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$451,536	$467,340	$452,179	$468,005	2
Non-publicly held debt	565,512	526,955	360,999	340,866	3
Total long-term debt	$1,017,048	$994,295	$813,178	$808,871

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 5 — Derivative Instruments

The Company entered into a foreign currency swap (expiring in 2018) in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018. The Company uses a cash flow hedge to minimize the variability in cash flows of assets, liabilities and forecasted transactions caused by fluctuations in foreign currency exchange rates. For the nine months ended September 30, 2017, the net change in fair value recorded in accumulated other comprehensive income related to an unrealized loss on the hedge was $0.7 million compared to $0.5 million for the nine months ended September 30, 2016.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair market value of any ineffective portion of a financial instrument would be immediately recognized into earnings. For the nine months ended September 30, 2017, the Company realized $0.7 million in gains from its cash flow hedge into Other revenue, compared to $0.8 million for the nine months ended September 30, 2016. As of September 30, 2017, the Company expects $0.3 million to be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At September 30, 2017, the fair value of the Company's derivative instrument was $0.5 million compared to $1.7 million at December 31, 2016, and is reported in the Company's consolidated balance sheet within deposits and other assets. Refer to Note 4 - Fair Value Measurements for additional information related to the estimated fair value.

Note 6 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

For the three months ended September 30, 2017 and 2016, the Company had no open market share repurchases. For the nine months ended September 30, 2017 and 2016, share repurchases consisted of the following:

	Nine Months Ended September 30,
	2017	2016
Shares repurchased (not in thousands)	604,497	369,997
Average price per share	$142.66	$166.70
Total (in thousands)	$86,240	$61,679

During the nine months ended September 30, 2017, the Company declared and paid recurring cash dividends of $2.10 per share, or $34.5 million.

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

For the three and nine months ended September 30, 2017, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income	$22,293	$45,453	$112,400	$178,280
Less net income allocated to participating securities	(315)	(298)	(1,747)	(1,074)
Net income attributable to common stock	$21,978	$45,155	$110,653	$177,206
Net income per share, basic	$1.39	$2.76	$6.85	$10.74
Weighted-average shares outstanding	15,852	16,389	16,142	16,493
Diluted:
Net income	$22,293	$45,453	$112,400	$178,280
Less net income allocated to participating securities	(315)	(297)	(1,745)	(1,073)
Net income attributable to common stock	$21,978	$45,156	$110,655	$177,207
Net income per share, diluted	$1.39	$2.75	$6.85	$10.73
Weighted-average shares outstanding	15,852	16,389	16,142	16,493
Dilutive effect of stock options and restricted stock	18	26	60	34
Adjusted weighted-average shares outstanding under treasury stock method	15,870	16,415	16,202	16,527
Participating securities excluded under two-class method	(8)	(9)	(42)	(13)
Adjusted weighted-average shares outstanding under two-class method	15,862	16,406	16,160	16,514

For the three and nine months ended September 30, 2017, anti-dilutive shares excluded from the calculation of earnings per share were 129,989 and 51,439 (shares not in thousands), respectively.

Note 8 — Commitments and Contingencies

As of September 30, 2017, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	3
Airbus A320	17

In addition, the Company has entered into lease agreements for an additional 13 Airbus A320 aircraft expected to be delivered between fourth quarter 2017 and the end of 2018.

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft (including aircraft lease obligations), airport fees under use and lease agreements, and other operating lease obligations are as follows as of September 30, 2017 (in thousands):

As of September 30, 2017
Remaining in 2017	$141,093
2018	140,702
2019	113,873
2020	76,016
2021	34,723
Thereafter	231,358
Total commitments	$737,765

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

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. During the nine months ended September 30, 2017 and 2016, the Company made payments to these entities of $0.2 million and $1.4 million, respectively, and no further payments are expected.

Note 10 — Subsequent Events

In October 2017, the Company received funding under loan agreements secured by two Airbus A320 aircraft for $68.0 million, executed in September 2017. The notes bear interest at a floating rate based on LIBOR plus a margin of 1.45 percent and are payable in quarterly installments through 2027.

Also in October 2017, the Company executed purchase agreements for four Airbus A320 series aircraft for which delivery is expected in the fourth quarter 2017.

The Company's board of directors approved a fleet plan at the October 2017 meeting which further accelerates the retirement of the MD-80 fleet to fourth quarter 2018. As a result of this operational update, the Company is evaluating the MD-80 fleet and its related assets for impairment. The carrying value of these assets was $40.2 million at September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2017 and 2016. Also discussed is our financial position as of September 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

THIRD QUARTER REVIEW

Highlights:

•	Added six Airbus A320 series aircraft into service and retired five MD-80 aircraft;

•	paid recurring cash dividends of $11.3 million during the quarter, and $34.5 million year to date;

•	raised $158.0 million in debt;

•	achieved significant operational improvements resulting in a 61 percent reduction of controllable canceled flights period over period;

•	operating 373 routes as of quarter-end versus 337 at the same point in 2016; and

•	announced plans to develop Sunseeker Resorts, a hotel/condo resort in Charlotte County, Florida.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
MD-80	40	47	48
B757-200	2	4	4
A319 (1)	21	17	15
A320	26	16	16
Total	89	84	83
(1) Excludes 12 A319 aircraft on lease to a European carrier until 2018.

As of September 30, 2017, we had firm commitments to purchase 20 Airbus A320 series aircraft and had executed lease agreements for 13 Airbus A320 series aircraft for which we have not taken delivery. We expect delivery of eight aircraft in the last quarter of 2017 and the remaining aircraft in 2018 through 2020. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service by the end of 2017 and 2018, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of December 31, 2017	As of December 31, 2018
MD-80	37	—
B757-200	—	—
A319	22	32
A320	29	50
Total	88	82

NETWORK

Our operating network as of September 30, 2017 represents a 10.7 percent increase in the number of routes flown compared to September 30, 2016. Our total number of under-served cities and leisure destinations were 99 and 20 as of September 30, 2017, compared with 95 and 18 as of September 30, 2016. As of October 16, 2017, we were selling 405 routes.

TRENDS

In continuing with our fleet transition to an all-Airbus fleet, we added six Airbus A320 series aircraft to our operating fleet during the third quarter 2017. Airbus aircraft flew 62.6 percent of our system ASMs for the quarter and we expect four more Airbus A320 series aircraft to be placed in service by the end of 2017.

We retired five MD-80 aircraft during the quarter and expect to retire three more MD-80 aircraft and our two remaining Boeing 757-200 aircraft by the end of 2017. Our board of directors approved a fleet plan at the October 2017 meeting which further accelerates the retirement of the entire MD-80 fleet to fourth quarter 2018. We expect to retire our remaining 40 MD-80 aircraft and take delivery of 35 additional Airbus aircraft by the end of 2018 to implement the fleet transition. Our growth will be limited until the fleet transition is complete.

As of September 30, 2017, we were offering service on 122 medium-sized city routes compared to 90 as of the same date in 2016. We have 31 new routes expected to begin in the fourth quarter of 2017, including service into two new cities: Milwaukee, Wisconsin and Norfolk, Virginia.

We have announced plans to develop Sunseeker Resorts which will be a hotel and condo resort in Charlotte County, Florida. This project is intended to further establish our brand as a leisure company. Construction is currently expected to begin in mid-2018, with opening of the resort in late 2019 or early 2020.

Incremental expense related to the collective bargaining agreement reached with the International Brotherhood of Teamsters for our pilots was approximately $41 million (including head count increases) for the nine months ended September 30, 2017. This agreement remains in effect until 2021.

We have two employee groups which have voted for union representation and with which we have yet to reach agreement - flight attendants and flight dispatchers. These employees make up approximately 30 percent of our total employee base. Any labor actions following an inability to reach collective bargaining agreements with these employee groups could materially impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the third quarter 2017 increased 3.2 percent compared to 2016. The increase was driven by a 3.2 percent increase in scheduled service passengers while average base fare was flat.

Ancillary air-related charges. Ancillary air-related charges for the third quarter 2017 increased 2.8 percent compared to 2016, due mostly to the increase in scheduled service passengers. The increase was slightly diluted by a 0.5 percent decrease in average ancillary air-related fare per passenger which correlates with a 2.3 percent reduction in stage length, as shorter trips tend to produce lower ancillary charges.

Ancillary third party revenue. Ancillary third party revenue increased 9.7 percent for the third quarter 2017 compared to 2016 due to revenue generated from our co-branded credit card program. This increase from co-branded credit card revenue was partially offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets) resulting from a 20.3 percent and 15.4 percent decrease in hotel room nights and rental car days, respectively. Hurricane Irma had a significant impact on rental car sales in our Florida markets as over 200 flights entering these markets were canceled. Overall, there was a 6.2 percent increase in ancillary third party revenue per passenger year over year.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2017 increased $2.6 million from 2016 due mostly to increased flying under our Apple Vacations charter.

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

	Three Months Ended September 30,		Percent
	2017	2016	Change
Aircraft fuel	$26.41	$23.58	12.0%
Salary and benefits	29.15	24.98	16.7
Station operations	12.20	10.97	11.2
Maintenance and repairs	9.48	8.94	6.0
Depreciation and amortization	10.47	8.81	18.8
Sales and marketing	4.56	1.92	137.5
Aircraft lease rentals	0.18	0.16	12.5
Other	7.97	7.96	0.1
Operating expense per passenger	$100.42	$87.32	15.0%
Operating expense per passenger, excluding fuel	$74.01	$63.74	16.1%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended September 30,				Percent
	2017		2016		Change
Aircraft fuel	2.50	¢	2.22	¢	12.6%
Salary and benefits	2.76		2.35		17.4
Station operations	1.15		1.03		11.7
Maintenance and repairs	0.90		0.84		7.1
Depreciation and amortization	0.99		0.83		19.3
Sales and marketing	0.43		0.18		138.9
Aircraft lease rentals	0.02		0.02		—
Other	0.75		0.75		—
CASM	9.50	¢	8.22	¢	15.6%
Operating CASM, excluding fuel	7.00	¢	6.00	¢	16.7%

During third quarter 2017, cost per passenger and per ASM were negatively impacted by the cancellation of approximately two percent of our ASMs due to Hurricane Irma.

Aircraft fuel expense. Aircraft fuel expense increased 16.0 percent for the third quarter 2017 compared to 2016 as the system average fuel cost per gallon increased by 15.3 percent. Fuel consumption remained relatively flat on a 3.2 percent increase in system ASMs as fuel efficiency increased 2.8 percent percent year over year.

Salary and benefits expense. Salary and benefits expense increased $15.4 million or 20.9 percent for the third quarter 2017 when compared to the same period last year. The increase is largely attributable to $9.8 million in incremental expense related to the collective bargaining agreement with our pilots, which went into effect in August 2016, as well as costs associated with a 12.7 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type.

Station operations expense. Station operations expense for the third quarter 2017 increased 15.2 percent on a 5.4 percent increase in scheduled service departures compared to the same period in 2016. The increase in expense outpaced the increase in departures due to servicing more mid-size cities at higher frequencies, as well as increased interrupted travel costs related to irregular operations, and various supplementary station expenses.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2017 increased 9.9 percent compared to the same period in 2016 which is partially due to a 6.8 percent increase in the average number of aircraft in service. There was also an increase in expenses related to routine maintenance in the current quarter, mostly for our MD-80 aircraft.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2017 increased 23.2 percent compared to 2016, partially related to a 6.8 percent increase in average number of aircraft in service. Additionally, depreciation expense related to MD-80 aircraft was approximately $5.0 million for the third quarter 2017 and 2016. With the recent decision to accelerate the retirement of the MD-80 fleet to fourth quarter 2018, we are evaluating this fleet and related assets for possible impairment charge in the fourth quarter 2017. As a result, depreciation expense for our MD-80 fleet for future periods will likely be impacted by the decision to accelerate the retirement of this fleet and any impairment charge taken.

We also continue to add Airbus aircraft into service which results in higher incremental monthly depreciation expense than our MD-80s. Depreciation expense related to Airbus A320 series aircraft was $15.7 million for the third quarter 2017 compared to $11.3 million for the same period in 2016. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $1.7 million for the third quarter 2017 compared to $0.4 million for the third quarter 2016, as our first major maintenance event on our Airbus aircraft did not occur until second quarter 2016.

Sales and marketing expense. Sales and marketing expense for the third quarter 2017 increased $8.2 million compared to the same period in 2016, mostly due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in January 2017, and as such, credit card fee reimbursements for the third quarter were minimal compared to $6.2 million in the third quarter 2016. There were also year-over-year increased expenses related to various marketing initiatives for our growing network.

Income Tax Expense

Our effective tax rate remained relatively flat quarter over quarter, at 35.8 percent for the three months ended September 30, 2017, compared to 36.0 percent for the three months ended September 30, 2016. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for the nine months ended September 30, 2017 increased 8.4 percent compared with 2016. The increase was mostly the result of a 9.5 percent increase in scheduled service passengers offset by a 1.0 percent decrease in scheduled service average base fare.
Ancillary air-related charges. Ancillary air-related charges for the nine months ended September 30, 2017 increased 8.2 percent compared with 2016 due mostly to the increase in scheduled service passengers.

Ancillary third party revenue. Ancillary third party revenue for the nine months ended September 30, 2017 increased $4.9 million over the same period in 2016 due to revenue generated from our co-branded credit card program. This increase from co-branded credit card revenue was offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets) resulting from a 10.4 percent and 5.4 percent decrease in hotel room nights and rental car days, respectively. Hurricane Irma had a significant impact on rental car sales in our Florida markets during the third quarter 2017. Overall, there was a 4.3 percent increase in ancillary third party revenue per passenger year over year.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2017 increased 50.4 percent compared with 2016, due to increased flying for both the Department of Defense and under our Apple Vacations charter.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Nine Months Ended September 30,		Percent
	2017	2016	Change
Aircraft fuel*	$27.13	$21.76	24.7%
Salary and benefits	30.03	25.11	19.6
Station operations	11.69	11.45	2.1
Maintenance and repairs	9.49	9.75	(2.7)
Depreciation and amortization	10.03	9.03	11.1
Sales and marketing	3.98	1.99	100.0
Aircraft lease rentals	0.34	0.11	209.1
Other	7.41	6.94	6.8
Operating expense per passenger*	$100.10	$86.14	16.2%
Operating expense per passenger, excluding fuel	$72.97	$64.38	13.3%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,				Percent
	2017		2016		Change
Aircraft fuel*	2.46	¢	1.97	¢	24.9%
Salary and benefits	2.72		2.27		19.8
Station operations	1.06		1.04		1.9
Maintenance and repairs	0.86		0.88		(2.3)
Depreciation and amortization	0.91		0.82		11.0
Sales and marketing	0.36		0.18		100.0
Aircraft lease rentals	0.03		0.01		200.0
Other	0.68		0.62		9.7
CASM*	9.08	¢	7.79	¢	16.6%
Operating CASM, excluding fuel	6.62	¢	5.82	¢	13.7%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

Aircraft fuel expense. Aircraft fuel expense increased 36.9 percent for the nine months ended September 30, 2017 compared to the same period in 2016. Excluding the effect of one-time $8.3 million in fuel tax refunds in the second quarter 2016, fuel expense would have increased 31.0 percent and the system average fuel cost per gallon would have increased by 21.1 percent. Additionally, there was an 8.6 percent increase in system fuel gallons consumed due to an increase in total system capacity of 9.5 percent. ASM growth outpaced fuel consumption as average ASMs per gallon increased 0.8 percent year over year.
Salary and benefits expense. Salary and benefits expense increased 31.3 percent for the nine months ended September 30, 2017 compared to the same period in 2016. The increase is largely attributable to $40.8 million in incremental expense related to the collective bargaining agreement with our pilots, which went into effect in August 2016, as well as costs associated with a 12.7 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type. Additionally, stock compensation expense increased incrementally by $5.9 million related to management equity grants which were not in place until late third quarter and fourth quarter 2016.
Station operations expense. Station operations expense for the nine months ended September 30, 2017 increased 12.1 percent on a 13.0 percent increase in scheduled service departures compared to the same period in 2016.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2017 increased 6.8 percent compared with the same period in 2016, due primarily to a 3.8 percent increase in average number of aircraft in service as well as incremental expenses related to parts repairs and routine maintenance.
Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2017 increased by 21.9 percent, compared to the same period in 2016, partially related to a 3.8 percent increase in average number of aircraft in service. Depreciation expense related to MD-80 aircraft declined to $16.4 million for the nine months ended September 30, 2017 compared to $17.4 million for the same period in 2016 as we have fewer MD-80 aircraft in service and all are nearing retirement.
We also continue to add Airbus aircraft into service which results in higher incremental monthly depreciation expense than our MD-80s. Depreciation expense related to Airbus A320 series aircraft was $42.2 million for the nine months ended September 30, 2017 compared to $33.0 million for the same period in 2016. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $4.6 million for the nine months ended September 30, 2017 compared to $0.7 million for the same period in 2016, as our first major maintenance event on our Airbus aircraft did not occur until June 2016.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2017 increased $20.0 million compared to the same period in 2016, mostly due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in January 2017, although this charge still applies to travel booked up to the discontinuation date. Consequently, credit card fee reimbursements for the nine months ended September 30, 2017 declined to $4.0 million from $19.4 million in the first nine months of 2016. There were also year-over-year increased expenses related to various marketing initiatives for our growing network.
Aircraft lease rentals expense. Aircraft lease rentals expense for the nine months ended September 30, 2017 increased $2.2 million compared to the same period in 2016 due to additional subservice flights needed for irregular operations in the second quarter 2017. We do not currently have operating aircraft under lease.

Other expense. Other operating expense for the nine months ended September 30, 2017 increased $10.1 million compared to 2016. The increase is partially due to losses recorded on disposed aircraft parts in 2017 compared to a gain of over $2.0 million recorded on an engine sale in 2016. Expenses related to crew training in 2017 to support our fleet transition and network growth also increased year over year.

Income Tax Expense

Our effective tax rate remained flat at 37.2 percent for each of the nine months ended September 30, 2017 and 2016. The effective tax rate for the nine months ended September 30, 2017 differed from the statutory federal income tax rate of 35.0 percent primarily due to executive compensation deduction limitations as well as state and foreign taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent
	2017	2016	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	3,045,642	2,939,055	3.6
Revenue passenger miles (RPMs) (thousands)	2,672,963	2,645,533	1.0
Available seat miles (ASMs) (thousands)	3,220,246	3,121,762	3.2
Load factor	83.0%	84.7%	(1.7)
Operating expense per ASM (CASM) (cents)	9.50	8.22	15.6
Fuel expense per ASM (cents)	2.50	2.22	12.6
Operating CASM, excluding fuel (cents)	7.00	6.00	16.7
ASMs per gallon of fuel	72.6	70.6	2.8
Departures	22,723	21,384	6.3
Block hours	49,932	47,739	4.6
Average stage length (miles)	842	864	(2.5)
Average number of operating aircraft during period	89.7	84.0	6.8
Average block hours per aircraft per day	6.1	6.2	(1.6)
Full-time equivalent employees at end of period	3,704	3,287	12.7
Fuel gallons consumed (thousands)	44,346	44,187	0.4
Average fuel cost per gallon	$1.81	$1.57	15.3

Scheduled service statistics:
Passengers	2,998,476	2,904,295	3.2
Revenue passenger miles (RPMs) (thousands)	2,618,446	2,603,849	0.6
Available seat miles (ASMs) (thousands)	3,073,360	2,997,529	2.5
Load factor	85.2%	86.9%	(1.7)
Departures	21,498	20,398	5.4
Block hours	47,481	45,740	3.8
Total scheduled service revenue per ASM (TRASM) (cents)**	10.61	10.54	0.7
Average fare - scheduled service	$61.05	$61.07	—
Average fare - ancillary air-related charges	$43.63	$43.83	(0.5)
Average fare - ancillary third party products	$4.12	$3.88	6.2
Average fare - total	$108.80	$108.78	—
Average stage length (miles)	849	869	(2.3)
Fuel gallons consumed (thousands)	42,193	42,439	(0.6)
Average fuel cost per gallon	$1.80	$1.59	13.2
Percent of sales through website during period	93.3%	94.6%	(1.3)
* Except load factor and percent of sales through website during period, which are presented as a percentage point change.
** Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.

	Nine Months Ended September 30,		Percent
	2017	2016	Change*
Operating statistics (unaudited):
Total system statistics:
Passengers	9,233,083	8,410,422	9.8
Revenue passenger miles (RPMs) (thousands)	8,340,269	7,831,436	6.5
Available seat miles (ASMs) (thousands)	10,181,292	9,302,051	9.5
Load factor	81.9%	84.2%	(2.3)
Operating expense per ASM (CASM) (cents)***	9.08	7.79	16.6
Fuel expense per ASM (cents)***	2.46	1.97	24.9
Operating CASM, excluding fuel (cents)	6.62	5.82	13.7
ASMs per gallon of fuel	72.2	71.6	0.8
Departures	69,739	61,271	13.8
Block hours	159,181	142,515	11.7
Average stage length (miles)	870	896	(2.9)
Average number of operating aircraft during period	86.6	83.4	3.8
Average block hours per aircraft per day	6.7	6.2	8.1
Full-time equivalent employees at end of period	3,704	3,287	12.7
Fuel gallons consumed (thousands)	141,054	129,862	8.6
Average fuel cost per gallon***	$1.78	$1.41	26.2

Scheduled service statistics:
Passengers	9,110,745	8,321,716	9.5
Revenue passenger miles (RPMs) (thousands)	8,183,636	7,714,172	6.1
Available seat miles (ASMs) (thousands)	9,747,395	8,967,614	8.7
Load factor	84.0%	86.0%	(2.0)
Departures	66,355	58,744	13.0
Block hours	151,988	137,066	10.9
Total scheduled service revenue per ASM (TRASM) (cents)**	10.91	10.92	(0.1)
Average fare - scheduled service	$67.59	$68.27	(1.0)
Average fare - ancillary air-related charges	$44.76	$45.30	(1.2)
Average fare - ancillary third party products	$4.32	$4.14	4.3
Average fare - total	$116.67	$117.71	(0.9)
Average stage length (miles)	875	901	(2.9)
Fuel gallons consumed (thousands)	134,906	125,291	7.7
Average fuel cost per gallon***	$1.76	$1.41	24.8
Percent of sales through website during period	94.1%	94.3%	(0.2)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) increased from $470.5 million at December 31, 2016 to $519.8 million at September 30, 2017. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first nine months of 2017, our primary source of funds was $296.4 million generated by operations as well as $292.5 million in proceeds from debt issuance. Our operating cash flows and borrowings have allowed us to invest in our fleet transition and return capital to shareholders. We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations, and expect to finance a significant portion of the purchase price of our remaining newly manufactured Airbus aircraft order on acceptable terms. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue repurchasing our stock in the open market subject to availability of cash resources and compliance with our debt covenants. Our current repurchase authority is $100 million. There is no expiration to this program.

Debt

Our long-term debt obligations, without reduction for related issuance costs, increased from $813.2 million as of December 31, 2016 to $1,017.0 million as of September 30, 2017 as we borrowed additional funds secured by aircraft, while making scheduled repayments on our existing debt. During the third quarter 2017 we borrowed $102.0 million secured by three aircraft as well as $56.0 million against our senior secured revolving credit facility.

Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2017, our operating activities provided $296.4 million of cash compared to $308.1 million during the same period of 2016. The year-over-year decrease in cash inflows is principally the result of a $65.9 million decrease in net income, offset by the effect of an increase in deferred income taxes.

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $366.3 million during the nine months ended September 30, 2017 compared to $284.0 million for the same period in 2016. The year-over-year increase is due primarily to $333.7 million in property and equipment purchases during the first nine months of 2017 compared to $264.1 million in the same period of 2016. Additionally, our net cash used to purchase investment securities (net of proceeds from maturities) was $33.9 million during the first nine months of 2017 compared to $23.9 million for the same period in 2016.

Financing Activities. Cash proceeds from financing activities for the nine months ended September 30, 2017 exceeded cash used by $79.2 million while cash used exceeded cash proceeds by $62.5 million for the same period in 2016. Proceeds from the issuance of debt net of principal payments were $204.5 million in 2017 and $56.9 million in the same period of 2016. During the first nine months of 2017, we repurchased common stock for $90.4 million and paid cash dividends of $34.5 million, compared to the repurchase of common stock for $63.4 million and payment of cash dividends of $55.9 million ($27.7 million of which was a special dividend declared in December 2015) in the same period of 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, fleet plan, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided, the effects of future regulation and competition, and the development of a hotel-condo resort. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, our reliance on automation systems, limitation on growth as we transition to a single fleet type, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a hotel-condo resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change to these policies during the nine months ended September 30, 2017.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 27.1 percent of our operating expenses for the nine months ended September 30, 2017. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2017, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $7.8 million and $26.0 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities and variable-rate debt. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the nine months ended September 30, 2017 would have affected interest income from cash and investment securities by approximately $2.6 million.

As of September 30, 2017, we had a total of $549.7 million in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the nine months ended September 30, 2017, would have affected interest expense by approximately $3.4 million.

As of September 30, 2017, we had $467.4 million of fixed-rate debt, including current maturities and without reduction for related costs, which had a fair value of $482.4 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for further information about market risk.

Item 4. Controls and Procedures

As of September 30, 2017, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on this evaluation, our management has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, management concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with the SEC under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined the following changes to those set forth in Part I, Item 1A in the Form 10-K since we filed our Annual Report on Form 10-K.

The acceleration of the retirement of our MD-80 fleet will put pressure on our fleet induction team to complete the fleet transition on a timely basis.

Although we have been able to successfully add 23 Airbus aircraft to our operating fleet since the beginning of 2016, the accelerated retirement of our MD-80 fleet per our fleet transition plan contemplates placing into service an additional 35 Airbus aircraft through November 2018. Most of these aircraft are used and they will come from different sources. This is a significant undertaking which will require operational efficiency to accomplish on a timely basis. If we are unable to complete these inductions as contemplated, the fleet replacement plan could be delayed which could increase costs or impact revenues.

The successful development of a hotel-condo resort is dependent on commercial and economic factors, many of which are beyond our control.

We have announced the development of a hotel-condo resort in Southwest Florida with construction expected to begin in mid-2018 and completion of the hotel expected in late 2019 or early 2020. The successful development of the project will be subject to various risks inherent in construction projects (such as financing, cost overruns and construction delays) as well as risks of gaining sufficient interest from purchasers of the condo units at the prices we envision, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the third quarter 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July	508	$139.78	None
August	None	None	None
September	4,278	115.71	None
Total	4,786	$118.27		$100,000

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

ALLEGIANT TRAVEL COMPANY

Date:	October 30, 2017	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer