Form 10-K
period 2017-12-31
Allegiant Travel CO
filed 2018-03-01
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.7 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 2, 2018 was 16,066,667.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 28, 2018, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 70.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2017

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in this annual report on Form 10-K and in our other periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, our ability to protect the confidentiality of personal data, reliance on automation systems, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt balances and covenants, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our dependence on our leisure destination markets, the competitive environment, constraints on our ability to grow as we transition to a single fleet type, successful execution of our resort development in Southwest Florida, our reliance on third parties who provide facilities, aircraft or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost passenger airline marketed primarily to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed route network, pricing philosophy, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 2, 2018, our operating fleet consisted of 37 MD-80 aircraft and 53 Airbus A320 series aircraft. As of that date, we were selling travel on 396 routes to 119 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

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

Third party ancillary products and services.  We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and attractions (show and tour tickets) for sale to our passengers. Revenue related to our co-branded credit card is also accounted for in this category.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Other revenue. We currently, temporarily, act as a lessor as an avenue to opportunistically acquire aircraft and/or engines and we may choose to do so in the future. Upon the expiration of a lease, we expect to operate the asset(s) ourselves. We are also currently leasing spare engines to a third party and may choose to act as lessor temporarily in the future on an opportunistic basis. In addition, we are currently offering a management solution to golf courses around the country, the revenue from which is reflected in this line item.

Our announced development of Sunseeker Resorts in Southwest Florida exemplifies our expansion in the travel and leisure industry. We expect to expand our travel and leisure offerings in the future.

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

Traditional Airline Approach		Allegiant Approach
•	Focus on business and leisure travelers	•	Focus on leisure travelers
•	Provide high frequency service from big cities	•	Provide low frequency service from small and medium-sized cities
•	Use smaller aircraft to provide connecting service from smaller markets through hubs	•	Use larger jet aircraft to provide nonstop service from origination cities direct to leisure destinations
•	Utilize bundled pricing	•	Utilize unbundled pricing of air-related services and products
•	Sell through various intermediaries	•	Sell only directly to travelers
•	Offer flight connections	•	Do not offer connecting flights
•	Use code-share arrangements to increase passenger traffic	•	Do not use code-share arrangements

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
We have established a route network with a national footprint, providing service on 389 routes (and currently selling 396 routes) between 98 origination cities and 19 leisure destinations, and serving 42 states and Puerto Rico as of February 2, 2018. In most of these small and medium-sized cities, we provide service to more than one of our leisure destinations. We currently provide service to the popular leisure destinations of Las Vegas, NV; Orlando, FL; Phoenix, AZ; Tampa/St. Petersburg, FL; Los Angeles, CA; Ft. Lauderdale, FL; Punta Gorda, FL; the San Francisco Bay Area, CA; Palm Springs, CA; Austin, TX; New Orleans, LA; Jacksonville, FL; Savannah/Hilton Head, GA; Baltimore/Washington, DC; Destin, FL; Newark, NJ (providing service to New York City, NY); and San Juan, Puerto Rico. We also provide service on a seasonal basis to San Diego, CA, and Myrtle Beach, SC.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base.

In developing a unique business model, our ancillary offerings, including the sale of third party products and services, have been a significant source of our total operating revenue growth. We have increased ancillary revenue per passenger from $5.87 in 2004 to $49.36 in 2017. We own and manage our own air reservation system, which gives us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections or long drives to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, many major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain our profitability in the dynamic travel industry. Because of our low fixed costs, our low unit costs are not dependent on high utilization.
Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. In 2017, during our peak demand period in June, we averaged 7.8 system block hours per aircraft per day while in September, our lowest month for demand, we averaged 4.6 system block hours per aircraft per day. Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA during winter months. Therefore, we seasonally decrease the frequency of our Bellingham-Palm Springs flights in the summer, and increase flights per week in the winter. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we concentrate our flights on high demand leisure travel days and fly a smaller portion of our schedule on low demand days such as Tuesdays and Wednesdays.

Our strong ancillary revenue production, coupled with our ability to rapidly deploy or contract capacity, has allowed us to operate profitably throughout periods of high fuel prices and economic recession. We manage our capacity with a goal of being profitable on each route.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile ("CASM") was 8.02¢ in 2016 and 9.38¢ in 2017. Excluding the cost of fuel, our operating CASM was 5.94¢ in 2016 and also excluding fuel and the impairment charge, 6.60¢ in 2017. Our 2017 CASM was adversely affected by a one-time impairment charge to our MD-80 fleet which is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. This cost trend is expected to reverse once we have fully transitioned to an all-Airbus fleet.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low Aircraft Ownership Costs. We achieve low aircraft ownership costs by purchasing primarily used aircraft with meaningful remaining useful lives, at reduced prices. As of February 2, 2018, we own all of our aircraft and believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs. Although our 12 newly manufactured Airbus A320 series aircraft (ten of which had been delivered by December 31, 2017) have higher purchase prices, we expect the benefits of a greater number of seats, better fuel efficiency, and longer depreciable lives will make these aircraft efficient additions to our fleet. In addition, our network has evolved such that we plan to maintain higher levels of daily utilization on the newly manufactured aircraft. As of February 2, 2018, our operating fleet consists of 37 MD-80 series aircraft and 53 Airbus A320 series aircraft, of which all but 10 were acquired used.

Highly Productive Workforce. Our high level of employee productivity is due to our cost-driven scheduling, fewer unproductive labor work rules, and the effective use of automation and part-time employees. Although the number of our full-time equivalent employees per operating aircraft has increased annually since 2015, this trend is expected to reverse once we have fully transitioned to an all-Airbus fleet and no longer need additional support for multiple aircraft types. In an effort to control costs, we also outsource major maintenance, stations and other functions to reliable third-party service providers.
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

Low distribution costs.  Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel web sites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 94.0 percent of our scheduled service revenue during 2017.

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
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars, airport shuttle service, show tickets, and other attractions. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have an exclusive agreement with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which generated approximately 55 percent of our third party products ancillary revenue in 2017. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel through our booking engine without any intermediaries.

Financial position

As of December 31, 2017, we had $490.7 million of unrestricted cash, cash equivalents and investment securities, and total debt of $1,164.9 million. As of February 2, 2018, we also had 13 unencumbered aircraft available to use as collateral in the secured debt market. As we have been able to consistently generate cash from operations due to our profitability, we believe we have more than adequate resources to invest in the growth of our fleet, information technology, infrastructure, development, and other initiatives, while meeting short-term obligations.

Our financial position and discipline regarding use of capital allows us to have greater financial flexibility to grow our business and efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. Our scheduled service route network as of February 2, 2018 is summarized below:

Routes to Orlando	68
Routes to Las Vegas	54
Routes to Tampa/St. Petersburg	54
Routes to Phoenix	42
Routes to Punta Gorda	40
Routes to Los Angeles	25
Other routes	106
Total routes	389

Marketing and Distribution

Our website is our primary distribution method, and we also sell through our call center and at our airport ticket counters. This distribution approach creates significant cost savings and enables us to continue to build loyalty with our customers through increased interaction with them. We are also able to utilize customer email addresses in our database, which provides multiple cost effective opportunities to market products and services, including at the time of travel purchase, between purchase and travel, and after travel is complete. In addition, we market products and services to our customers during their flight. We believe the breadth of options we offer allows us to provide a “one-stop” shopping solution to enhance the customer travel experience. When we enter new markets, we may advertise in local print publications, on the radio and/or television, to introduce our new service to the community. These activities are often supported by the local airport authority which has sought our initiation of service to the community. We continue to see benefit from marketing contributions of airport authorities and destination marketing organizations.

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

Our competitors include legacy airlines, low cost carriers ("LCCs"), ultra-low cost carriers ("ULCC"), regional airlines, new entrant airlines, and other forms of transportation to a much lesser extent. Many of the airlines are larger, have significantly greater financial resources, are better known, and have more established reputations than us. In a limited number of cases, following our entry into a market, competitors have chosen to add service, reduce their fares, or both. In a few cases, other airlines have entered after we have developed a market.

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 2, 2018, we are the only domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, and St. Petersburg Airport. Although no other domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airports for Orlando, Phoenix and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of February 2, 2018, we face mainline competition on only approximately 22 percent of our operating routes. We compete with Southwest Airlines on 56 routes, Frontier Airlines on 50 routes, Spirit Airlines on 17 routes, American Airlines on 9 routes, Delta Airlines on 6 routes, JetBlue Airlines on 6 routes, United Airlines on 6 routes, and Alaska Airlines on 1 route. We may also experience additional competition based on recent route announcements of other airlines.

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

Data Security

We continue to invest heavily in cyber-security, cyber-risk, and privacy initiatives. We employ experienced staff dedicated to cyber-security and cyber-risk analysis, process and technology. We continue to evaluate and proactively implement new preventive processes and technologies including forward-looking threat intelligence and data-centric security measures.

An example of our adoption of advanced security technologies is the use of Format Preserving Encryption to protect e-commerce payment card transactions. In essence, we do not store any credit card data using stateless tokenization. We believe we were among the first in the world to implement this advanced data-centric security solution.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not used financial derivative products to hedge our exposure to fuel price volatility in many years, nor do we have any plans to do so in the future.

Employees

As of December 31, 2017, we employed 3,752 full-time equivalent employees, which consisted of 3,544 full-time and 407 part-time employees. Full-time equivalent employees consisted of approximately 890 pilots, 1,130 flight attendants, 230 airport operations personnel, 330 mechanics, 160 reservation agents, 40 flight dispatchers, and 970 management and other personnel.

As a result of the pilot collective bargaining agreement which went into effect on August 1, 2016, as well as lower fuel prices, salary and benefits expense was our largest expense in 2017, having represented approximately 29 percent of total operating expenses. Our flight attendants also approved their collective bargaining agreement, which was effective in December 2017.

Our relations with labor organizations representing our employee groups are governed by the Railway Labor Act ("RLA"). Under this act, if direct negotiations do not result in an agreement, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. If no agreement is reached in these mediated discussions, the NMB may offer binding arbitration to the parties. If either party rejects binding arbitration, a “cooling off” period begins. At the end of this “cooling-off” period, the parties may engage in self-help, which among other events, could result in a strike from employees or for us to hire new employees to replace any striking workers. The collective bargaining agreements for our pilots and flight attendants last for a contractual term of five years each, expiring in 2021 and 2022, respectively. The table below identifies the status of pending collective bargaining negotiations:

Employee Group	Representative	Status of Agreement

Flight Dispatchers	International Brotherhood of Teamsters, Airline Division, Local 986	Elected representation in October 2016. Negotiations are ongoing.

If we are unable to reach a labor agreement with any employee groups, they may seek to institute work interruptions or stoppages. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

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

Community Involvement

We have worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating the proceeds from our in-flight Wingz Snack Pack program to the Foundation. Additionally, we donate the use of 7,500 square feet of office space at our headquarters' campus to the Southern Nevada chapter of Make-A-Wish® Foundation, providing a home for the nonprofit organization's administrative headquarters. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes.

Non-Airline Initiatives

Sunseeker Resorts
We are pursuing the construction of a hotel-condo resort in Southwest Florida. We have purchased approximately 22 acres on the harbor in Port Charlotte, Florida for the construction of our first Sunseeker Resort. Land acquired for the resort at closings held through December 2017 was purchased for a total cost of approximately $21 million, with approximately $9 million paid at closings held after year-end. Our current plans (which remain subject to change) include the construction of a 277-room hotel, up to ten condo towers offering an estimated 842 one-, two- and three- bedroom units, a 1,000 foot pool, 12 or more bar and restaurant options, a marina and other amenities.
We intend to break ground on the project in mid-2018 with completion of the hotel and initial condo tower(s) in late 2019 or early 2020. We currently intend to build the project in two or more phases and intend to finance a significant portion of the project. Upon completion, we expect we will continue to own the hotel and all food and beverage options on the property.

We intend to offer condo unit owners an opportunity to participate in an optional rental program. Depending on the level of participation in the program, it may increase the number of rooms the hotel may offer at any time.
This location was particularly attractive to us because of the number of flights we operate to the Punta Gorda airport which is a short drive from the resort site. During 2017, we operated over 7,000 flights to Punta Gorda from our small and medium-sized cities and carried over one million passengers. The resort is also within driving distance from the nearby airports in Fort Myers, Sarasota and St. Petersburg. During 2017, we operated over 13,000 flights to St. Petersburg from our small and medium-sized cities and carried nearly two million passengers to that destination. In addition, we have recently announced service to Sarasota from three cities. Southwest Florida also attracts a substantial number of tourists by car.
Teesnap
We have worked to adapt our “buy-on-board” technology into a golf course management solution. As of December 31, 2017, we were providing these services to approximately 220 golf courses in 48 states around the country. To date, the financial results have not been significant.
Other travel and leisure initiatives
Consistent with our travel and leisure company focus, we intend to pursue other travel and leisure initiatives in the future.
Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers, workers’ compensation, and cyber security insurance. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.
Government Regulation

We are subject to federal, state and local laws affecting the airline industry and to extensive regulation by the DOT, the FAA, and other governmental agencies.

DOT.  The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices, and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT has the authority to promulgate regulations and to investigate (including by on-site inspections) and institute proceedings to enforce its regulations and related federal statutes, and may assess civil penalties, suspend or revoke operating authority, and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to a particular community if such cessation would leave the community without scheduled airline service.
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

In July 2016, we received the results of the FAA Certificate Holder Evaluation Process ("CHEP") audit conducted throughout the second quarter of 2016. A CHEP audit evaluates the design and performance of all aspects of an airline's operations. All findings identified during this process were determined by the FAA to be minor. We responded to the FAA on a timely basis and the FAA has validated and closed out the CHEP inspection.

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

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. On September 29, 2017, the Disaster Tax Relief and Airport and Airway Extension Act of 2017 was signed into law extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") through March 31, 2018. All carriers are required to collect these taxes from passengers and pass them through to the federal government. It is anticipated FET will again be extended no later than March 31, 2018.
In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, the U.S. Customs and Border Protection Agency ("CBP"), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized, although their amounts may be revised periodically.
In 2018, Congress may consider reauthorization legislation that could increase the amount of FET and/or one or more of the other government fees identified above. By thus increasing the overall price charged to passengers, such action could lessen demand for air travel or force carriers, including us, to lower fares to maintain demand. Also in 2018, Congress may consider privatization of the U.S air traffic control ("ATC") system with user fee based funding. The effect of such action, if adopted as law, on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports we serve.
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
In July 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international restrictions adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, may become effective within several years. The EPA has indicated the regulations it intends to propose will be no less stringent than the ICAO standards.

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

As of February 2, 2018, our operating fleet consists of 37 MD-80 series aircraft and 53 Airbus A320 series aircraft, of which all but 10 were acquired used. Our used aircraft range from 11 to 32 years from their manufacture date at February 2, 2018.
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

We receive, retain, and transmit certain personal information about our customers. Our on-line operations also rely on the secure transmission of this customer data. We use third-party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we use these security measures to protect this customer information, a compromise of our physical or network security systems through a cyber-security attack would create the risk that our customers’ personal information might be obtained by unauthorized persons. A compromise in our security systems could adversely affect our reputation, which could impact customers' willingness to do business with us using credit or debit cards, disrupt operations, and could also result in litigation or the imposition of penalties. In addition, it could be costly to remediate.

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

Increases in taxes could impact demand for our services.

In 2018, Congress may consider legislation that could increase the amount of Federal Excise Tax and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services.

The successful development of a resort is dependent on commercial and economic factors, some of which are beyond our control.

We have announced the development of a hotel-condo resort in Southwest Florida with construction expected to begin in mid-2018 and completion of the hotel and initial condo tower(s) expected in late 2019 or early 2020. The successful development of the project will be subject to various risks inherent in construction projects (such as securing sufficient financing on a timely basis, cost overruns and construction delays) as well as risks of gaining sufficient interest from purchasers of the condo units at the prices we envision, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

The acceleration of the retirement of our MD-80 fleet will put pressure on our fleet induction team to complete the fleet transition on a timely basis.

Although we have been able to successfully add 28 Airbus aircraft to our operating fleet during 2016 and 2017, the accelerated retirement of our MD-80 fleet per our fleet transition plan contemplates placing into service an additional 30 Airbus aircraft through the end of 2018. Most of these aircraft are used and they will come from different sources. This is a significant undertaking which will require operational efficiency to accomplish on a timely basis. If we are unable to complete these inductions as contemplated, the fleet replacement plan could be delayed which could increase costs or impact revenues.

Our plan to retire our older fleet types will limit our growth until replacement and additional aircraft are added to our operating fleet.

Our current fleet plan calls for the retirement of all of our MD-80 aircraft by the end of 2018. The retirement of these aircraft will limit our network growth until such time as we have replaced these aircraft and added additional Airbus aircraft for service growth. If we are unable to close on Airbus aircraft now under contract, accept delivery of them, and induct them into service when needed to replace aircraft being retired, we may be limited in our ability to significantly grow revenues and profitability in the interim.

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

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, malware, ransom ware, security breaches or cyber-security attacks. Although we have implemented security measures, have information systems disaster recovery plans in place and carry cyber-security insurance, we cannot assure investors that these measures are adequate to prevent disruptions or that the insurance would cover all losses. Substantial or repeated website, reservations system, or telecommunication system failures could decrease the attractiveness of our services. Any disruption to these systems could result in the loss of important data and revenue, increase in expenses, and harm to our business.

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constitute a significant portion of our total operating expenses, representing 26.9 percent, 25.9 percent and 31.3 percent during 2017, 2016 and 2015, respectively. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constituted approximately 29 percent of our total operating costs in 2017, our largest expense line item. Industry demand for pilots and the supply of available pilots will impact our labor costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have three employee groups (pilots, flight attendants and flight dispatchers) which have elected union representation. These groups represent approximately half of our employees. In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters which became effective as of August 1, 2016. The agreement provides for enhancements to pay scales, benefits, and limited work rules. Estimated expenses over the five-year agreement term expiring in 2021 are expected to have a significant impact on our results of operations.

An agreement with the Transport Workers Union for the flight attendant group was approved in December 2017, which will also increase costs over the five-year term of the contract. We are also in the early stages of the process with our flight dispatchers as negotiations commenced in February 2017.
Union contracts with these, or other, work groups could put additional pressure on our labor costs.
If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

FAA limitations could impact our ability to grow in the future.

As with all airlines, the FAA must approve all aircraft and cities to be added to our operation specifications. Although there are no restrictions in place at the current time, future limitations from the FAA could potentially hinder our growth.

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

•	make it more difficult to satisfy our other future obligations, including our obligations to pay the purchase price in respect of current and future aircraft purchase contracts;

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

•	place us at a competitive disadvantage compared to our competitors who may not be as highly leveraged or who have less debt in relation to cash flow.

We have outstanding $450.0 million of our 5.5% notes due in July 2019. Although we expect to be able to refinance this debt, refinancing may not be available on acceptable terms, if at all.
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

In general, the cost to maintain aircraft increases as they age, and exceeds the cost to maintain newer aircraft. FAA regulations, including the Aging Aircraft Airworthiness Directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type, depending on the unique characteristics of each aircraft and/or engine. Although we plan to retire all of our MD-80 aircraft by the end of 2018, we will continue to maintain them in accordance with FAA regulations until retirement.

Engine overhaul expenses for our Airbus series 320 aircraft will be significantly higher than similar expenses for our MD-80 aircraft. These major maintenance expenses are capitalized and amortized as part of depreciation and amortization expense.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with facilities, aircraft and services that are integral to our business.

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

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., president, John Redmond, and a small number of senior management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher, Mr. Redmond or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Risks Associated with the Airline and Travel Industry

The airline industry is highly competitive and future competition in our under-served markets could harm our business.

The airline industry is highly competitive. The smaller cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. In 2014, we began service to medium-sized cities which we believe to be under-served for nonstop service to our leisure destinations. If other airlines begin to provide nonstop services to and from these markets, or otherwise target these markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets or could impact our margins.

A future act of terrorism, the threat of such acts, or escalation of U.S. military involvement overseas could adversely affect our industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts, or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the industry would likely experience significantly reduced demand for travel services. These actions, or consequences resulting from these actions, would likely harm our business and the airline and travel industry. If we are called on to provide aircraft in the event of national emergencies as a result of our participation in the CRAF program, our operations would be disrupted.

Changes in government laws and regulations imposing additional requirements and restrictions on our operations could increase our operating costs.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, and increased inspection and maintenance procedures to be conducted on aging aircraft. Proposals have also been made to re-regulate the airline industry. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

In recent years, the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional new regulations or policies may be proposed or take effect in 2018. We are not able to predict the impact of any new consumer protection rules on our business, though we monitor the progress of potential rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our practices are found to be in compliance with the DOT rules, we could incur substantial costs defending our practices.
In November 2013, the FAA proposed revisions to the method by which air carriers calculate and control aircraft weight-and-balance. The proposal is based on a continuing increase in the average weight of persons in the United States. The FAA accepted industry comment on its proposal as amended, through mid-2017, but to date, no decision has been issued. If the revisions are adopted as proposed by the FAA, the ability of carriers to rely on average weights for this purpose will be complicated significantly, additional costs may result, and we may be required to carry less than full loads on certain flights.

Congress also may consider privatization of the U.S. Air Traffic Control system with user fee based funding; the potential effect on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

In the past, legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the EPA concluded in 2016 that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Certain binding international restrictions adopted under the auspices of the International Civil Aviation Organization (“ICAO”) (a specialized agency of the United Nations) may become effective within several years. The EPA has indicated the regulations it intends to propose will be no less stringent than the ICAO standards. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.
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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, the airline industry, or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft types we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	our ability to grow service in the future as rapidly as the market anticipates as we continue to add more cities to our network

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	substantial sales of our common stock or other actions by investors with significant shareholdings

•	additional issuances of our common stock

•	labor work actions

•	general market conditions

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2017:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
MD-83/88	37	166	22-32	27.8
Airbus A319 (2)	22	156	11-14	12.4
Airbus A320 (3)	30	177/186	0-21	11.4
Total aircraft	89

(1)	Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 – Long-Term Debt for discussion of notes payable collateralized by our aircraft.

(2)	Does not include 11 owned aircraft currently on lease to a European carrier until 2018 or three aircraft of which we had taken delivery but not placed into service as of December 31, 2017.

(3)	Does not include two aircraft of which we had taken delivery but not placed into service as of December 31, 2017.

The below table includes the number of aircraft expected in service by March 31, 2018:

MD-83/88	32
A319	26
A320	31
Total	89

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

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations support. We lease additional space in cargo areas at McCarran International Airport, Orlando Sanford International Airport and Phoenix-Mesa Gateway Airport for our primary line maintenance operations. We also lease additional warehouse space in Las Vegas, Orlando Sanford, and Phoenix-Mesa for aircraft spare parts and supplies.

The following details the airport locations we utilize as operational bases as of February 2, 2018:

Airport	Location

Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Los Angeles International Airport	Los Angeles, California
McCarran International Airport	Las Vegas, Nevada
Myrtle Beach International Airport	Myrtle Beach, South Carolina
Oakland International Airport	Oakland, California
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Punta Gorda Airport	Punta Gorda, Florida
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

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

We also lease other facilities in Las Vegas, Florida and throughout our network with approximately 500,000 square feet of space used for other corporate purposes. These leases expire between 2019 and 2036.

We have purchased approximately 22 acres on the harbor in Port Charlotte, Florida for the construction of our first Sunseeker Resort.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 2, 2018, the last sale price of our common stock was $164.00 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2017
1st Quarter	$182.25	$153.40
2nd Quarter	$169.15	$134.65
3rd Quarter	$147.00	$111.54
4th Quarter	$162.35	$125.95
2016
1st Quarter	$182.50	$134.64
2nd Quarter	$183.91	$135.57
3rd Quarter	$152.81	$127.70
4th Quarter	$173.82	$131.45

As of February 2, 2018, there were 189 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (b)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders (a)	27,575	$97.88	1,578,456

(a)	There are no securities to be issued under any equity compensation plans not approved by our security holders.

(b)
The shares shown as being issuable under equity compensation plans approved by our security holders exclude unvested restricted stock awards of 192,890 as all restricted stock awards are deemed to have been issued, and exclude all outstanding stock appreciation rights ("SARs") which are settled in cash.

(c)
Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, only a maximum of 789,228 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

In 2017, we continued the payment of a regular quarterly dividend, as was done in 2016. The dividend was set at $0.70 per share for each quarter, bringing total regular cash dividends declared, and paid, in 2017 to $2.80 per share. We declared and paid regular cash dividends of $2.40 per share for 2016. In January 2016, we also paid a $1.65 per share special dividend that was declared in December 2015.

In addition to our regular cash dividends, our Board of Directors periodically considers the payment of special cash dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

The indenture governing our senior unsecured notes contains limitations on restricted payments, which includes stock repurchases and cash dividends. However, no limit applies if we meet certain financial ratios at the time of payment. For the four quarters ended December 31, 2017, we exceeded the consolidated total leverage ratio limit, which could affect our ability to make restricted payments in future periods after exhaustion of various exceptions. As a result of the exceptions available, we do not anticipate that we will be restricted from paying dividends or repurchasing shares during 2018. The calculation is made on a quarterly basis based on the trailing 12 months.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October	44	$141.35	None
November	46	126.85	None
December	None	N/A	None
Total	90	$133.94	None	$100,000

(1)
Reflects shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.

(2)	Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2012. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2012 and the reinvestment of all dividends. Stock price performance presented for the period from December 31, 2012 to December 31, 2017 is not necessarily indicative of future results.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
ALGT	$100.00	$146.70	$211.25	$238.84	$240.16	$228.10
Nasdaq Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
AMEX Airline Index	$100.00	$157.63	$235.44	$196.56	$250.67	$263.77

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

Item 6.  Selected Financial Data

The following financial information for each of the five years ended December 31, has been derived from our audited consolidated financial statements. Readers should consider the selected consolidated financial data set forth below along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Certain presentation changes and reclassifications have been made to prior year consolidated financial information to conform to 2017 classifications.

	For the Year Ended December 31,
FINANCIAL DATA (in thousands except per share amounts):	2017 (3)	2016	2015	2014 (3)	2013
Total operating revenue	$1,503,778	$1,362,831	$1,262,188	$1,137,046	$996,150
Total operating expenses	1,276,609	992,273	890,486	979,701	841,413
Operating income	227,169	370,558	371,702	157,345	154,737
Total other expense (1)	31,623	24,600	24,983	20,214	8,057
Income before income taxes	195,546	345,958	346,719	137,131	146,680
Net income attributable to Allegiant Travel Company	$194,902	$219,590	$220,374	$86,689	$92,273
Earnings per share to common shareholders (2):
Basic	$11.94	$13.23	$12.97	$4.87	$4.85
Diluted	$11.93	$13.21	$12.94	$4.86	$4.82
Cash dividends declared per share	$2.80	$2.40	$2.75	$2.50	$2.25
Total assets	$2,180,157	$1,671,576	$1,358,331	$1,240,986	$935,889
Total long-term debt, net of related costs	1,164,892	808,274	641,678	588,794	236,574
Shareholders' equity	547,947	473,622	350,005	294,065	377,317

(1)	Net of capitalized interest of $3.2 million in 2017 and $1.8 million in 2016.

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

(3)
Operating expenses, operating income, net income and earnings per share in these years were impacted by special items: (a) a non-cash impairment charge of $35.3 million to our MD-80 fleet and related assets in the fourth quarter of 2017; (b) a $74.7 million income tax benefit from the remeasurement of deferred taxes due to the passage of the Tax Cuts and Jobs Act of 2017; and (c) a non-cash impairment charge of $43.3 million to six Boeing 757-200 aircraft and related assets in the fourth quarter of 2014.

	For the Year Ended December 31,
OPERATING DATA: (unaudited)	2017	2016	2015	2014	2013
Total system statistics:
Passengers	12,310,122	11,128,191	9,500,611	8,154,357	7,241,063
Revenue passenger miles (RPMs) (thousands)	11,106,772	10,282,827	8,944,952	7,825,962	7,129,416
Available seat miles (ASMs) (thousands)	13,612,003	12,375,505	10,526,610	8,945,616	8,146,135
Load factor	81.6%	83.1%	85.0%	87.5%	87.5%
Operating expense per ASM (CASM) (cents)**	9.38	8.02	8.45	10.95	10.33
Fuel expense per ASM (cents)***	2.52	2.08	2.64	4.34	4.73
Operating CASM, excluding fuel (cents)**	6.86	5.94	5.81	6.61	5.60
ASMs per gallon of fuel	72.96	71.62	70.20	69.38	67.62
Departures	93,061	82,341	68,653	56,961	51,083
Block hours	212,405	190,706	160,431	135,572	125,449
Average stage length (miles)	870	889	900	918	933
Average number of operating aircraft during period	87.3	83.3	74.3	68.8	62.9
Average block hours per aircraft per day	6.7	6.3	5.9	5.4	5.5
Full-time equivalent employees at end of period	3,752	3,416	2,846	2,411	2,065
Fuel gallons consumed (thousands)	186,563	172,796	149,951	128,933	120,476
Average fuel cost per gallon***	$1.84	$1.49	$1.86	$3.01	$3.20
Scheduled service statistics:
Passengers	12,138,146	11,003,864	9,355,097	8,017,442	7,103,375
Revenue passenger miles (RPMs) (thousands)	10,901,161	10,130,675	8,821,908	7,711,696	7,015,108
Available seat miles (ASMs) (thousands)	13,031,824	11,921,733	10,236,075	8,693,631	7,892,896
Load factor	83.7%	85.0%	86.2%	88.7%	88.9%
Departures	88,432	78,747	65,683	54,440	48,389
Block hours	202,752	183,290	155,403	131,210	120,620
Total scheduled service revenue per ASM (TRASM)* (cents)	10.88	10.89	11.82	12.66	12.37
Average fare - scheduled service	$67.41	$68.47	$78.63	$91.30	$91.69
Average fare - ancillary air-related charges	$45.02	$45.40	$46.43	$41.37	$40.52
Average fare - ancillary third party products	$4.34	$4.08	$4.29	$4.56	$5.21
Average fare - total	$116.77	$117.95	$129.35	$137.23	$137.42
Average stage length (miles)	876	895	915	934	952
Fuel gallons consumed (thousands)	178,298	166,528	145,654	125,173	116,370
Percent of sales through website during period	94.0%	94.2%	95.1%	93.8%	92.0%
OTHER DATA: (unaudited)
Hotel room nights	390,986	439,942	452,272	528,329	595,697
Rental car days	1,415,901	1,502,326	1,204,982	916,640	844,858

*
Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.

**	Includes effects of special items in 2017 and 2014. 2016 CASM also includes effect of fuel tax refund of $8.3 million.
***	Includes effect of fuel tax refund of $8.3 million (approximately $0.05 per gallon) in 2016.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2017, 2016 and 2015. Also discussed is our financial position as of December 31, 2017 and 2016. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

YEAR IN REVIEW

2017 highlights:

•	Solidified plans to transition to an all Airbus fleet by the end of 2018;

•	added 19 Airbus A320 series aircraft into service, and retired 10 MD-80 aircraft and four Boeing 757-200 aircraft;

•	returned $131.9 million to shareholders during the year - $86.2 million through open market stock repurchases and $45.7 million through the payment of recurring cash dividends;

•	realized a one-time tax benefit of $74.7 million resulting from the Tax Cuts and Jobs Act passed in December 2017;

•	operated 401 routes at December 31, 2017 versus 360 at the end of 2016; and

•	announced plans to develop Sunseeker Resorts, a hotel/condo resort in Port Charlotte, Florida.

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	December 31, 2017	December 31, 2016	December 31, 2015
MD-80	37	47	51
B757-200	—	4	5
A319 (1)	22	17	10
A320 (2)	30	16	14
Total	89	84	80

(1) Does not include 11 owned aircraft currently on lease to a European carrier or three other aircraft for which we have taken delivery as of December 31, 2017.
(2) Does not include two aircraft for which we have taken delivery as of December 31, 2017.

As of February 2, 2018, we are party to forward purchase agreements for 15 Airbus A320 series aircraft and have executed lease agreements for 13 Airbus A320 series aircraft of which we have not yet taken delivery. We expect delivery of 18 of these aircraft in 2018 and the remaining aircraft in 2019 and 2020. In January 2018, we took delivery of two aircraft for which we had purchase agreements as of December 31, 2017. Also in January 2018, we took redelivery of one of our owned aircraft on lease to a European carrier, and also expect redelivery of the remaining 10 aircraft on lease in 2018. Refer to Part I - Item 2 - Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

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

As of February 2, 2018 and including recent service announcements, we were selling 396 routes.

Our route network as of December 31, 2017 represents an 11.4 percent increase in the number of routes flown compared to the end of 2016, and the number of mid-sized cities served is now up to 22 after we began to initiate service to larger cities in 2014.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	December 31, 2017	December 31, 2016	December 31, 2015
Leisure destinations	19	21	17
Origination cities	101	97	88
Total cities	120	118	105
Total routes	401	360	296

TRENDS

Continuing with our fleet transition to an all-Airbus fleet, we added 19 Airbus A320 series aircraft to our operating fleet during 2017. We expect to have fully transitioned by the end of 2018, based on our plan to add 30 Airbus A320 series aircraft into service during 2018.

In conjunction with the fleet transition, we retired 10 MD-80 aircraft in 2017 as well as our four remaining Boeing 757-200 aircraft, and expect to retire our remaining 37 MD-80 aircraft by the end of 2018.

As of February 2, 2018, we were offering service on 140 medium-sized city routes compared to 96 as of the same date in 2017. We initiated service on 30 new network routes in the fourth quarter of 2017, including service into two new cities: Milwaukee, Wisconsin and Norfolk, Virginia.

Sunseeker Resorts planning and development is ongoing and the land is currently being prepared for construction, with the opening of the resort planned for late 2019 or early 2020. Construction of the project and sales efforts are expected to begin in the first half of 2018.

Our flight attendant group approved their collective bargaining agreement effective in December 2017. We expect the collective bargaining agreement to increase our operating costs by approximately $8 million for 2018. Our flight dispatchers have also voted for union representation and negotiations are ongoing. Any labor actions following an inability to reach collective bargaining agreements with these employee groups, or any other labor groups seeking to organize, could materially impact our operations during the continuance of any such activity.

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

Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft as well as major maintenance costs for our MD-80 aircraft. Also included are fees for repairs performed by third party vendors.

Sales and marketing expense includes all advertising, promotional expenses, travel agent commissions and debit and credit card processing fees associated with the sale of scheduled service and air-related ancillary charges, net of credit card fee reimbursement charges collected from customers and treated as a reduction to expense (program ended in January 2017).

Aircraft lease rentals expense consists of the cost of leasing aircraft and/or engines under operating leases with third parties, as well as costs for sub-service contracted out.

Depreciation and amortization expense includes the depreciation of all owned fixed assets, including aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are deferred under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, expense related to Teesnap, the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Special charge includes the non-cash impairment charge taken in 2017 on our MD-80 series aircraft, engines and related assets.

RESULTS OF OPERATIONS

2017 compared to 2016

Operating Revenue

Scheduled service revenue. Scheduled service revenue for 2017 increased by $64.7 million, or 8.6 percent, compared with 2016. The increase was mostly the result of a 10.3 percent increase in the number of scheduled service passengers offset by a 1.5 percent decrease in average base fare. Hurricane Irma’s largest impact was felt in Florida markets during the third quarter 2017. The tragic Las Vegas shooting negatively impacted scheduled service demand in this market for several weeks in the fourth quarter 2017, but bookings returned to more normalized levels later in the quarter. Combined, the negative impact to revenue of these two events was in excess of $8.5 million.

Ancillary air-related revenue. Ancillary air-related revenue for 2017 increased $46.9 million, or 9.4 percent, compared with 2016 due mostly to the increase in scheduled service passengers. The increase was slightly diluted by a 0.8 percent decrease in average ancillary air-related fare per passenger which correlates with a 2.1 percent reduction in stage length, as shorter trips tend to produce lower ancillary charges.

Ancillary third party revenue. Ancillary third party revenue increased $7.8 million, or 17.3 percent, in 2017 from 2016, primarily due to revenue generated from our co-branded credit card program. The increase from co-branded credit card revenue was offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets) resulting from an 11.1 percent and 5.8 percent decrease in hotel room nights and rental car days, respectively. Hurricane Irma had a significant impact on rental car sales in our Florida markets during the third quarter 2017. Overall, there was a 6.4 percent increase in ancillary third party revenue per passenger year over year as increases from the co-branded credit card more than offset declines in other areas.

Fixed fee contract revenue. Fixed fee contract revenue for 2017 increased $16.7 million, or 52.3 percent, compared with 2016 due to routes added to our Apple Vacations charter, as well as increased flying for the Department of Defense due to additional spare MD-80 aircraft available as additional Airbus aircraft were placed into revenue service.

Other revenue. Other revenue for 2017 increased $4.8 million, or 14.5 percent, due mostly to engine lease revenue generated from leasing spare engines to a third party.

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

	For the Year Ended December 31,		Percent
	2017	2016	Change
Salary and benefits	$30.19	$26.24	15.1%
Aircraft fuel*	27.89	23.12	20.6
Station operations	11.58	11.15	3.9
Maintenance and repairs	9.22	9.98	(7.6)
Depreciation and amortization	9.89	9.45	4.7
Sales and marketing	4.28	1.84	132.6
Aircraft lease rentals	0.25	0.08	212.5
Other	7.54	7.29	3.4
Special charge**	2.86	—	NM
Operating expense per passenger	$103.70	$89.15	16.3%
Operating expense per passenger, excluding fuel	$75.81	$66.03	14.8%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
**$35.3 million impairment charge on MD-80 fleet in 2017.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	For the Year Ended December 31,				Percent
	2017		2016		Change
Salary and benefits	2.73	¢	2.36	¢	15.7%
Aircraft fuel*	2.52		2.08		21.2
Station operations	1.05		1.00		5.0
Maintenance and repairs	0.83		0.90		(7.8)
Depreciation and amortization	0.89		0.85		4.7
Sales and marketing	0.39		0.17		129.4
Aircraft lease rentals	0.02		0.01		100.0
Other	0.69		0.65		6.2
Special charge**	0.26		—		NM
CASM	9.38	¢	8.02	¢	17.0%
Operating CASM, excluding fuel	6.86	¢	5.94	¢	15.5%
 *Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
**$35.3 million impairment charge on MD-80 fleet in 2017.

Salary and benefits expense. Salary and benefits expense for 2017 increased $79.6 million, or 27.3 percent, compared with 2016. The increase is largely attributable to $52.0 million in incremental expense related to the collective bargaining agreement with our pilots (effective August 1, 2016), which also takes into consideration a 14.1 percent increase in pilot full-time equivalent employees (FTEs), as well as costs associated with an 8.4 percent increase in the number of all other FTEs needed to support additional operating aircraft and the transition to a single fleet type.

Aircraft fuel expense. Aircraft fuel expense for 2017 increased $86.0 million, or 33.4 percent, compared with 2016. Excluding the effect of one-time $8.3 million in fuel tax refunds in the second quarter 2016, fuel expense would have increased 29.3 percent and the system average fuel cost per gallon would have increased by 19.5 percent. Additionally, there was an 8.0 percent increase in system fuel gallons consumed due to an increase in system capacity of 10.0 percent. ASM growth outpaced fuel consumption as average ASMs per gallon increased 1.9 percent year over year, a trend we expect to continue as Airbus aircraft are significantly more fuel efficient than our MD-80 aircraft.

Station operations expense. Station operations expense for 2017 increased $18.5 million, or 14.9 percent, on a 12.3 percent increase in scheduled service departures compared with 2016. The increase in expense outpaced the increase in departures due to servicing more mid-size cities at higher frequencies (these cities generally have higher costs than smaller city airports) as well as various supplementary station expenses.

Depreciation and amortization expense. Depreciation and amortization expense for 2017 increased $16.5 million, or 15.7 percent, compared with 2016, partially related to a 4.8 percent increase in the average number of operating aircraft. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $6.7 million for 2017 compared to $1.5 million for 2016, as our first major maintenance event on our Airbus aircraft did not occur until second quarter 2016. Depreciation expense related to Airbus A320 series aircraft was $56.8 million for 2017 compared to $44.9 million for 2016.

Depreciation expense related to MD-80 aircraft declined to approximately $20.9 million for 2017 from $30.0 million in 2016 as we have continued to retire these aircraft. As a result of the $35.3 million impairment charge taken on our MD-80 fleet in fourth quarter 2017 as well as the retirement of our remaining Boeing 757-200 assets, aircraft depreciation expense for future periods will be limited to Airbus A320 series aircraft.

Maintenance and repairs expense. Maintenance and repairs expense for 2017 increased $2.4 million, or 2.2 percent, compared with 2016 due primarily to a 4.8 percent increase in average number of operating aircraft in service, offset by fewer major maintenance events performed on our MD-80 series aircraft. The cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Sales and marketing expense. Sales and marketing expense for 2017 increased $32.2 million compared to 2016, primarily due to an increase in net credit card fees paid by us. We previously charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. We discontinued the charge for credit card fee reimbursement in mid-January 2017, although this charge still applied to travel booked up to the discontinuation date. Consequently, credit card fee reimbursements for 2017 declined from $25.5 million in 2016 to $4.5 million in 2017. There were also year over year increased expenses related to various marketing initiatives for our nationwide network.

Other expense. Other expense for 2017 increased by $11.7 million, or 14.4 percent, compared with 2016. The increase is due to flight crew training needed to support our fleet transition and growing route system, information technology expenses, as well as other administrative expenses incurred to support our operational growth.

Special charge. We incurred a $35.3 million non-cash impairment charge to our MD-80 series aircraft, engines and related assets, triggered in the fourth quarter of 2017.

Income Tax Expense

Our effective tax rate was 0.3 percent and 36.5 percent for 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to a $74.7 million one-time tax benefit related to the remeasurement of deferred tax balances per the Tax Cuts and Jobs Act enacted in December 2017. We expect our tax rate to be between 24 percent and 25 percent in the near term as a result of the lower federal income tax rate of 21 percent, as well as the estimated impact of state taxes.

2016 compared to 2015

Operating Revenue

Scheduled service revenue. Scheduled service revenue for 2016 increased by $17.9 million, or 2.4 percent, compared with 2015, primarily driven by a 17.6 percent increase in the number of scheduled service passengers on a 16.5 percent increase in ASMs, offset by a 12.9 percent decrease in average base fare. During 2016, we increased scheduled service ASMs for off-peak flying (flights scheduled on off-peak days or during off-peak seasons) by 24.0 percent over 2015 as flights with lower base fares added to our profitability due to lower fuel prices.

Ancillary air-related revenue. Ancillary air-related revenue for 2016 increased $65.2 million, or 15.0 percent, compared with 2015, due mostly to the 17.6 percent increase in scheduled service passengers resulting from capacity growth. This was offset by a 2.2 percent decrease in average ancillary air-related fare per passenger.

Ancillary third party revenue. Ancillary third party revenue increased $4.8 million, or 11.9 percent, in 2016 from 2015. This was due primarily to the 17.6 percent increase in scheduled service passengers which contributed to a 24.7 percent increase in rental car days sold. Rental car sales were bolstered by our network growth in East Coast cities, where rental car take rates are higher. This increase was offset by an overall 4.9 percent decrease in ancillary third party products revenue per passenger, largely attributable to a decline in hotel room take rate. Hotel room night sales slowed in 2016 mostly due to our network shift away from Las Vegas (our largest hotel market) to East Coast cities where hotel room night sales are lower.

Fixed fee contract revenue. Fixed fee contract revenue for 2016 increased $12.2 million, or 61.9 percent, compared with 2015, due mostly to the Apple Vacations charter which began December 2015, as well as increased flying for the Department of Defense.

Other revenue. Other revenue remained relatively flat in 2016 from 2015, at $33.0 million and $32.4 million, respectively.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods.

	For the Year Ended December 31,		Percentage
	2016	2015	Change
Aircraft fuel*	$23.12	$29.30	(21.1)%
Salary and benefits	26.24	24.19	8.5
Station operations	11.15	10.77	3.5
Maintenance and repairs	9.98	9.74	2.5
Depreciation and amortization	9.45	10.33	(8.5)
Sales and marketing	1.84	2.25	(18.2)
Aircraft lease rentals	0.08	0.24	(66.7)
Other	7.29	6.91	5.5
Operating expense per passenger	$89.15	$93.73	(4.9)%
Operating expense per passenger, excluding fuel	$66.03	$64.43	2.5%
*Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods.

	For the Year Ended December 31,				Percentage
	2016		2015		Change
Aircraft fuel*	2.08	¢	2.64	¢	(21.2)%
Salary and benefits	2.36		2.18		8.3
Station operations	1.00		0.97		3.1
Maintenance and repairs	0.90		0.88		2.3
Depreciation and amortization	0.85		0.93		(8.6)
Sales and marketing	0.17		0.20		(15.0)
Aircraft lease rental	0.01		0.02		(50.0)
Other	0.65		0.63		3.2
Operating expense per ASM (CASM)	8.02	¢	8.45	¢	(5.1)%
CASM, excluding fuel	5.94	¢	5.81	¢	2.2%
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

Maintenance and repairs expense. Maintenance and repairs expense for 2016 increased $18.5 million, or 20.0 percent compared with 2015. The increase was due mostly to a 12.1 percent increase in the average number of operating aircraft in service as well as the mix of maintenance activities resulting in more expensive events in the current year. Major maintenance events for the MD-80 aircraft are expected to decline as we retire aircraft consistent with our fleet retirement plan. The cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Sales and marketing expense. Sales and marketing expense for 2016 decreased $0.8 million, or 3.9 percent, compared to 2015, primarily due to a reduction in net credit card fees paid by us. We charged for credit card fee reimbursement (a fee charged to customers for using a credit card) at zero margin, which was applied as a reduction to sales and marketing expense, and the net amount paid by us for credit card fees was reduced. In January 2017, we discontinued the charge for credit card fee reimbursement. Credit card fee reimbursements for 2016 and 2015 were $25.5 million and $21.7 million, respectively. The reduction in credit card fees was offset by increased expenses in 2016 related to a national advertising campaign which launched in late 2015.

Other expense. Other expense for 2016 increased by $15.5 million, or 23.7 percent, compared with 2015, due to increased flight crew training needed to support our growing operating fleet and network, information technology expenses, as well as increased property taxes and expenses related to irregular operations over the summer of 2016.

Income Tax Expense

Our effective income tax rate remained flat at 36.5 percent for both 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and investment securities (short-term and long-term) were $490.7 million and $458.8 million at December 31, 2017 and 2016, respectively. Restricted cash represents escrowed funds under fixed fee contracts and cash collateralized against letters of credit required by hotel properties for guaranteed room availability, airports, and certain other parties. Under our fixed fee flying contracts, we require customers to prepay for flights, and the cash is escrowed until the flight is completed. Prepayments are recorded as restricted cash and a corresponding amount is recorded as air traffic liability. Investment securities represent liquid marketable securities which are available-for-sale.
During 2017, our primary source of funds was $391.1 million generated by our operations in addition to $497.5 million in proceeds from notes payable. Our operating cash flows and borrowings have allowed us to return value to shareholders and invest in the growth of our fleet. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments, as well as potential capital outlay related to Sunseeker Resorts as well as other travel and leisure initiatives. Of the aircraft expected to be placed into service in 2018, 13 are structured as capital leases and will not require separate financing, and the additional 10 aircraft (as of February 2, 2018) being returned from lease to a European carrier were purchased in 2014 and have already been paid for.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We financed 10 of our new Airbus aircraft in 2017, and expect to finance the remaining two in 2018 in addition to used Airbus aircraft under purchase contract, subject to acceptable terms. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, we plan to continue to opportunistically repurchase our stock in the open market subject to availability of cash resources and compliance with our debt covenants. As of December 31, 2017, authority under our board-approved stock repurchase program was $100.0 million. There is no expiration date for the program.

Debt

Our total long-term debt obligations, without reduction for related costs, increased from $813.2 million as of December 31, 2016 to $1,171.0 million as of December 31, 2017 due to borrowings closed to effectively execute the transition of our fleet. As of February 2, 2018, we owned 13 unencumbered Airbus aircraft, as well as had $14.4 million undrawn on our senior secured revolving credit facility.

Sources and Uses of Cash

Operating Activities. During 2017, our operating activities provided $391.1 million of cash compared to $346.9 million during 2016. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, for which the vast majority of tickets are purchased prior to the day travel occurs. The year over year increase in reported cash inflows largely resulted from the increase in earnings after adjustments made for non-cash items such as depreciation and amortization ($16.5 million higher in 2017) and the special charge in 2017 ($35.3 million), and as a result of a $16.2 million increase in air traffic liability.
During 2016, our operating activities provided $346.9 million of cash compared to $365.4 million in 2015. The year over year decrease in reported cash inflows was impacted by the expenditure of $18.9 million related to major maintenance for our Airbus airframes and engines.
Investing Activities. During 2017, cash used for investing activities was $618.5 million compared to $401.8 million in 2016. During 2017, our primary use of cash was for the purchase of property and equipment of $580.2 million (including aircraft pre-delivery deposits and capitalized interest). Cash was also used for the purchase of investment securities, net of maturities, of $43.4 million.
During 2016, our primary use of cash was for the purchase of property and equipment of $325.2 million (including aircraft pre-delivery deposits and capitalized interest). Cash was also used for the purchase of investment securities, net of maturities, of $83.5 million.

During 2015, our primary use of cash was for the purchase of property and equipment of $252.7 million and offset by the proceeds from the maturity of investment securities, net of purchases, of $16.3 million.

Financing Activities. Cash provided by financing activities in 2017 was $222.1 million compared to $32.6 million in 2016. In 2017, proceeds from the issuance of long-term debt net of principal payments were $358.7 million, offset by stock repurchases of $90.5 million and cash dividends paid to shareholders of $45.7 million.

In 2016, proceeds from the issuance of long-term debt net of principal payments of $167.1 million were offset by $67.5 million in cash dividends paid to shareholders and $66.4 million in stock repurchases.

In 2015, cash used in financing activities was $133.6 million, as proceeds from the issuance of long-term debt net of principal payments of $53.1 million were more than offset by $129.5 million of stock repurchases and $62.4 million in cash dividends paid to shareholders.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2017 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$1,299,828	$263,742	$709,348	$125,067	$201,671
Operating lease obligations (2) (5)	28,426	7,455	11,308	3,839	5,824
Aircraft acquisition obligations (3) (5)	574,114	150,264	163,870	61,530	198,450
Airport fees under use and lease agreements (4) (5)	27,077	11,336	15,678	63	—
Total future payments under contractual obligations	$1,929,445	$432,797	$900,204	$190,499	$405,945

(1)	Long-term debt obligations (including variable interest entities) include scheduled interest payments, using LIBOR rates as of December 31, 2017, and excludes debt issuance costs.

(2)
Operating lease obligations include the lease and use of gate space and areas surrounding gates, operating support areas in airport terminals under use and lease agreements, and leases of office, warehouse and other space.

(3)	Includes aircraft acquisition obligations under existing aircraft purchase agreements and capital lease agreements.

(4)	Obligations for common and joint use space in the airport terminal facilities under use and lease agreements.

(5)	Not reflected on our balance sheet.

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

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement with a seven year scheduled duration. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.
The travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders. The marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Accounting for Long-Lived Assets
We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by those assets, which are based on additional assumptions such as (but not limited to) asset utilization, average fare, block hours, fuel costs, length of service the asset will be used in operations, and estimated salvage values.

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

We account for non-major maintenance and repair costs as well as major maintenance costs of MD-80 airframes and the related JT8D-219 engines under the direct expense method. Under this method, maintenance and repair costs for owned and leased aircraft are charged to operating expenses as incurred. Maintenance and repair costs includes all parts, materials, line maintenance, and non-major maintenance activities required to maintain the Company's fleet types.

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

USE OF NON-GAAP FINANCIAL MEASURES

Total operating expense less fuel and special item eliminates the effect of fuel and the non-cash impairment charge for the accelerated retirement of the MD-80 fleet. Fuel expense is eliminated because we have limited control over that expense item. The impairment charge is eliminated as it is not reflective of our ongoing operating performance. As such, this is a non-GAAP financial measure.

The SEC has adopted rules (Regulation S-K (10e)) regulating the use of non-GAAP financial measures. Because of our use of non-GAAP financial measures in this report to supplement our consolidated financial statements presented on a GAAP basis, we are including a presentation of the most directly comparable GAAP measures, which are total operating expenses and operating expenses on a per ASM basis and a reconciliation of the non-GAAP measures to the most comparable GAAP measures. Our utilization of non-GAAP measurements is not meant to be considered in isolation or as a substitute for other measures of financial performance prepared in accordance with GAAP. Total operating expenses less fuel and special item are not GAAP measurements and our use of these measures may not be comparable to similarly titled measures employed by other companies in the airline and travel industry. The reconciliations of these measures to the most comparable GAAP measure for the periods indicated below follow.

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2017	2016
Reconciliation of operating CASM, excluding fuel and special item (millions)
Total operating expense (GAAP)	$1,276.6	$992.3
Less aircraft fuel expense	343.3	257.3
Total operating expense less fuel*	933.3	735.0
Special item:
Write down of MD-80 fleet	35.3	—
Total operating expense less fuel and special item*	898.0	735.0
System available seat miles	13,612.0	12,375.5
Cost per available seat mile (cents) as reported	9.38	8.02
Cost per available seat mile excluding fuel and special item (cents)*	6.60	5.94
*Denotes Non-GAAP figure.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2017 represented 26.9 percent of our total operating expenses. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2017 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $33.5 million for the 2017 year. We have not hedged fuel price risk in many years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities and variable-rate debt. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the year ended December 31, 2017 would have affected interest income from cash and investment securities by approximately $4.7 million.

As of December 31, 2017, we had $704.0 million of variable-rate debt including current maturities and excluding related costs of $4.5 million. A hypothetical 100 basis point change in interest rates would have affected interest expense by approximately $5.2 million in 2017.

As of December 31, 2017, we had $467.0 million of fixed-rate debt, including current maturities and excluding related costs of $1.6 million, which had a fair value of $477.7 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below (in thousands, except for per share amounts).

	March 31	June 30	September 30	December 31
2017
Operating revenues	$375,837	$400,614	$348,769	$378,558
Operating income	72,888	85,196	42,916	26,168
Net income attributable to Allegiant Travel Company	41,632	48,475	22,293	82,502
Earnings per share to common shareholders:
Basic	2.50	2.94	1.39	5.13
Diluted	2.50	2.94	1.39	5.13
2016
Operating revenues	$348,615	$344,851	$333,481	$335,883
Operating income	121,126	104,476	76,840	68,115
Net income attributable to Allegiant Travel Company	71,980	60,847	45,453	41,310
Earnings per share to common shareholders:
Basic	4.29	3.69	2.76	2.49
Diluted	4.29	3.68	2.75	2.48

The sum of the quarterly earnings per share amounts does not equal the annual amount reported as per share amounts are computed independently for each quarter and for the full year, based on respective weighted average common shares outstanding and other potentially dilutive common shares.

Income and earnings per share in the fourth quarter of 2017 were impacted by a non-cash impairment charge of $35.3 million on the Company's MD-80 fleet and related assets and a $74.7 million income tax benefit from the remeasurement of deferred tax assets and liabilities due to the passage of the Tax Cuts and Jobs Act in December 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allegiant Travel Company:

We have audited the accompanying consolidated statement of income, and comprehensive income, shareholders' equity and cash flows of Allegiant Travel Company and subsidiaries for the year-ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Allegiant Travel Company’s operations and its cash flows for the year-ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Dallas, Texas
February 28, 2018

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$59,449	$64,711
Restricted cash	11,190	11,647
Short-term investments	352,681	269,269
Accounts receivable	71,057	40,667
Expendable parts, supplies and fuel, net of reserve of $13,756 and $7,205	17,647	16,797
Prepaid expenses	23,931	16,277
Other current assets	5,320	2,686
TOTAL CURRENT ASSETS	541,275	422,054
Property and equipment, net of accumulated depreciation of $276,548 and $466,151 (including $112,750 and $0 from VIEs, Note 5)	1,512,415	1,095,314
Long-term investments	78,570	124,834
Deferred major maintenance, net of accumulated amortization of $8,218 and $1,510	31,326	17,347
Deposits and other assets	16,571	12,027
TOTAL ASSETS	$2,180,157	$1,671,576
CURRENT LIABILITIES:
Accounts payable	$20,108	$16,010
Accrued liabilities	105,127	96,661
Air traffic liability	210,184	194,001
Current maturities of notes payable, net of related costs of $2,298 and $1,868 (including $8,935 and $0 from VIEs, Note 5)	214,761	86,226
TOTAL CURRENT LIABILITIES	550,180	392,898
LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES:
Long-term debt, net of current maturities and related costs of $3,812 and $3,035 (including $92,424 and $0 from VIEs, Note 5)	950,131	722,048
Deferred income taxes	118,492	75,338
Other noncurrent liabilities	13,407	7,670
TOTAL LIABILITIES:	1,632,210	1,197,954
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' EQUITY:
Common stock, par value $.001, 100,000,000 shares authorized; 22,515,997 and 22,469,413 shares issued; 16,066,404 and 16,633,425 shares outstanding, as of December 31, 2017 and 2016, respectively	23	22
Treasury stock, at cost, 6,449,593 and 5,835,988 shares at December 31, 2017 and 2016, respectively	(605,655)	(517,803)
Additional paid in capital	253,840	238,236
Accumulated other comprehensive loss, net	(2,840)	(230)
Retained earnings	902,579	753,397
TOTAL EQUITY	547,947	473,622
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,180,157	$1,671,576

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
OPERATING REVENUE:
Scheduled service revenue	$818,136	$753,414	$735,563
Ancillary revenue:
Air-related charges	546,476	499,542	434,317
Third party products	52,707	44,940	40,177
Total ancillary revenue	599,183	544,482	474,494
Fixed fee contract revenue	48,708	31,972	19,747
Other revenue	37,751	32,963	32,384
Total operating revenue	1,503,778	1,362,831	1,262,188
OPERATING EXPENSES:
Salary and benefits	371,599	291,974	229,802
Aircraft fuel	343,333	257,332	278,394
Station operations	142,581	124,052	102,294
Depreciation and amortization	121,713	105,216	98,097
Maintenance and repairs	113,481	111,070	92,575
Sales and marketing	52,711	20,527	21,349
Aircraft lease rentals	3,098	924	2,326
Other	92,840	81,178	65,649
Special charge	35,253	—	—
Total operating expenses	1,276,609	992,273	890,486
OPERATING INCOME	227,169	370,558	371,702
OTHER (INCOME) EXPENSE:
Interest income	(5,808)	(3,010)	(1,452)
Interest expense	38,990	28,836	26,510
Other, net	(1,559)	(1,226)	(75)
Total other expense	31,623	24,600	24,983
INCOME BEFORE INCOME TAXES	195,546	345,958	346,719
PROVISION FOR INCOME TAXES	644	126,368	126,389
NET INCOME	194,902	219,590	220,330
Net loss attributable to noncontrolling interest	—	—	(44)
NET INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$194,902	$219,590	$220,374
Earnings per share to common shareholders:
Basic	$11.94	$13.23	$12.97
Diluted	$11.93	$13.21	$12.94
Shares used for computation:
Basic	16,073	16,465	16,923
Diluted	16,095	16,489	16,962

Cash dividends declared per share:	$2.80	$2.40	$2.75

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$194,902	$219,590	$220,330
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	49	318	(185)
Foreign currency translation adjustments	(681)	88	226
Change in derivatives, net of tax	(871)	(424)	874
Reclassification of derivative gains into Other revenue	(1,107)	(1,046)	(1,292)
Total other comprehensive loss	(2,610)	(1,064)	(377)
TOTAL COMPREHENSIVE INCOME	192,292	218,526	219,953
Comprehensive loss attributable to noncontrolling interest	—	—	(44)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ALLEGIANT TRAVEL COMPANY	$192,292	$218,526	$219,997

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Total
							Allegiant
				Accumulated			Travel
	Common		Additional	other			Company		Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'	Noncontrolling	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity	interest	equity
Balance at December 31, 2014	17,413	$22	$221,257	$1,211	$395,783	$(325,396)	$292,877	$1,188	$294,065
Share-based compensation	37	—	7,307	—	—	—	7,307	—	7,307
Issuance of common stock, net of forfeitures	40	—	—	—	—	—	—	—	—
Tax benefit from share-based compensation	—	—	3,865	—	—	—	3,865	—	3,865
Liquidation of ownership interest in subsidiary	—	—	(3,484)	—	3,926	—	442	(1,144)	(702)
Shares repurchased by the Company and held as treasury shares	(695)	—	—	—	—	(129,455)	(129,455)	—	(129,455)
Stock issued under employee stock purchase plan	8	—	—	—	—	1,436	1,436	—	1,436
Cash dividends declared, $2.75 per share	—	—	—	—	(46,464)	—	(46,464)	—	(46,464)
Other comprehensive (loss)	—	—	—	(377)	—	—	(377)	—	(377)
Net income (loss)	—	—	—	—	220,374	—	220,374	(44)	220,330
Balance at December 31, 2015	16,803	$22	$228,945	$834	$573,619	$(453,415)	$350,005	$—	$350,005
Share-based compensation	5	—	9,291	—			9,291	—	9,291
Issuance of common stock, net of forfeitures	214	—	—	—			—	—	—
Shares repurchased by the Company and held as treasury shares	(402)	—	—	—		(66,371)	(66,371)	—	(66,371)
Stock issued under employee stock purchase plan	13	—	—	—		1,983	1,983	—	1,983
Cash dividends declared, $2.40 per share	—	—	—	—	(39,812)		(39,812)	—	(39,812)
Other comprehensive (loss)	—	—	—	(1,064)			(1,064)	—	(1,064)
Net income	—	—	—	—	219,590		219,590	—	219,590
Balance at December 31, 2016	16,633	$22	$238,236	$(230)	$753,397	$(517,803)	$473,622	$—	$473,622
Share-based compensation	16	—	15,604	—	—	—	15,604	—	15,604
Issuance of common stock, net of forfeitures	31	1	—	—	—	—	1	—	1
Shares repurchased by the Company and held as treasury shares	(632)	—	—	—	—	(90,457)	(90,457)	—	(90,457)
Stock issued under employee stock purchase plan	18	—	—	—	—	2,605	2,605	—	2,605
Cash dividends declared, $2.80 per share	—	—	—	—	(45,720)	—	(45,720)	—	(45,720)
Other comprehensive (loss)	—	—	—	(2,610)	—	—	(2,610)	—	(2,610)
Net income	—	—	—	—	194,902	—	194,902	—	194,902
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$902,579	$(605,655)	$547,947	$—	$547,947

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$194,902	$219,590	$220,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,713	105,216	98,097
Loss on aircraft and other equipment disposals	9,334	4,981	4,630
Special charge	35,253	—	—
Provision for obsolescence of expendable parts, supplies and fuel	4,576	2,598	1,604
Amortization of deferred financing costs	1,357	1,688	1,099
Share-based compensation expense	13,856	9,389	10,474
Deferred income taxes	42,473	29,846	8,979
Excess tax benefits from share-based compensation	—	—	(3,865)
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	(30,568)	(18,201)	(1,693)
(Increase) decrease in prepaid expenses	(7,654)	1,999	6,030
Increase (decrease) in accounts payable	4,798	9,209	(6,431)
Increase (decrease) in accrued liabilities	9,251	7,596	14,673
Increase (decrease) in air traffic liability	16,183	(4,135)	12,821
Change in deferred major maintenance	(20,687)	(18,857)	—
Other, net	(3,656)	(4,058)	(1,381)
Net cash provided by operating activities	391,131	346,861	365,367
INVESTING ACTIVITIES:
Purchase of investment securities	(363,300)	(444,532)	(357,546)
Proceeds from maturities of investment securities	319,915	361,082	373,816
Aircraft pre-delivery deposits	(11,810)	(125,434)	—
Purchase of property and equipment, including capitalized interest	(568,439)	(199,743)	(252,686)
Other investing activities	5,115	6,790	2,198
Net cash used in investing activities	(618,519)	(401,837)	(234,218)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(45,720)	(67,540)	(62,439)
Excess tax benefits from share-based compensation	—	—	3,865
Proceeds from the issuance of debt	497,540	321,160	121,000
Repurchase of common stock	(90,457)	(66,371)	(129,455)
Principal payments on debt	(138,858)	(154,080)	(67,930)
Other financing activities	(379)	(594)	1,312
Net cash provided by (used in) financing activities	222,126	32,575	(133,647)
Net change in cash and cash equivalents	(5,262)	(22,401)	(2,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,711	87,112	89,610
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,449	$64,711	$87,112
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest paid, net of amount capitalized	$35,998	$26,454	$26,307
Income taxes, net of refunds	$(17,954)	$110,612	$111,399

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017, 2016 and 2015

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, and generates aircraft and engine lease revenue. Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, production processes (check-in, baggage handling and flight services) which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes it operates in one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegiant Travel Company (the "Company") and its wholly-owned operating subsidiaries. The Company has no independent assets or operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Any subsidiaries of the parent company other than the subsidiary guarantors are minor. The Company's investments in unconsolidated affiliates, which are 50 percent or less owned, are accounted for under the equity and cost method. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period amounts to conform to current year presentation.

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

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Restricted cash at December 31, 2017 and 2016 was $11.2 million and $11.6 million, respectively.

Accounts Receivable

Accounts receivable are carried at face amount which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel, commission amounts due from Enterprise Holdings Inc., based on terms in the rental car provider agreement, income tax receivables, and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected. The allowance for doubtful accounts was zero as of December 31, 2017 and 2016. The Company also had an outstanding receivable from a third party as of December 31, 2017, for which $6.3 million is due more than one year after the balance sheet date and is classified with the Company's other assets.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in shareholders’ equity.

Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date as of the balance sheet date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year. As of December 31, 2017, the Company’s long-term investments consisted of corporate debt securities, federal agency debt securities, US Treasury Bonds, and municipal debt securities with contractual maturities of less than 24 months.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2017, 2016, and 2015. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on the remaining useful lives of the corresponding fleet type and salvage values. The allowance for expendable parts and supplies was $13.8 million and $7.2 million at December 31, 2017 and 2016, respectively. Rotable aircraft parts inventories are included in property and equipment.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to five years. The Company had unamortized computer software development costs of $41.0 million and $40.4 million as of December 31, 2017 and 2016, respectively. Amortization expense related to computer software was $15.9 million, $13.3 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less an estimated salvage value. The estimated useful lives of the principal asset classes are shown below. As of December 31, 2017, our MD-80 fleet has been fully impaired and has no remaining depreciable book value.

Aircraft, engines and related rotable parts	10-25 years
Buildings	25 years
Equipment and leasehold improvements	3-7 years
Computer hardware and software	3-5 years

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

Payments required to be made in advance of aircraft delivery are qualifying assets and interest attributable to these payments is capitalized as part of the cost of the related asset until the aircraft has been delivered and is ready to enter revenue service. Interest is capitalized at the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the asset. Capitalized interest for 2017 was $3.2 million and $1.8 million in 2016.

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

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2017 and 2016, the Company deferred $20.7 million and $18.9 million of costs for major maintenance with associated amortization expense charged to depreciation and amortization of $6.7 million and $1.5 million, respectively.

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

For the year ended December 31, 2017, the Company recorded a non-cash impairment charge of $35.3 million on its fleet of MD-80 aircraft, engines, and related assets, as a result of its review of fleet value. This represents a full impairment of these assets, and as such, these assets have no remaining book value. The Company analyzed many factors, including the accelerated retirement dates of the MD-80 fleet, a reduction in aircraft utilization due to the continued induction of Airbus A320 series aircraft, and the significantly decreased level of demand in the secondary market for MD-80 aircraft, spare engines, and parts.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred impairment losses related to various aircraft parts, of $1.3 million, $3.0 million, and $1.1 million, respectively and classified within Other operating expense.

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

Other revenue
Other revenue is generated from leased aircraft, engines, and other miscellaneous sources. Lease revenue is recognized ratably over the lease term.

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement with a seven year scheduled duration expiring in 2023. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.
The travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders. The marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $20.9 million, $13.6 million and $12.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (in thousands, except per share amounts):

	Year ended December 31,
	2017	2016	2015
Basic:
Net income	$194,902	$219,590	$220,374
Less net income allocated to participating securities	(2,917)	(1,748)	(961)
Net income attributable to common stock	$191,985	$217,842	$219,413
Net income per share, basic	$11.94	$13.23	$12.97
Weighted-average shares outstanding	16,073	16,465	16,923
Diluted:
Net income	$194,902	$219,590	$220,374
Less net income allocated to participating securities	(2,914)	(1,746)	(958)
Net income attributable to common stock	$191,988	$217,844	$219,416
Net income per share, diluted	$11.93	$13.21	$12.94
Weighted-average shares outstanding	16,073	16,465	16,923
Dilutive effect of stock options and restricted stock	74	42	69
Adjusted weighted-average shares outstanding under treasury stock method	16,147	16,507	16,992
Participating securities excluded under two-class method	(52)	(18)	(30)
Adjusted weighted-average shares outstanding under two-class method	16,095	16,489	16,962

Stock awards outstanding of 5,752; 1,918; and 28,789 shares for 2017, 2016, and 2015, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option pricing model for cash-settled SARs, and is remeasured monthly for cash-settled SARs. Fair value is based on the closing price of the Company’s stock on the grant date for restricted stock awards. The cost is recognized as an expense over the requisite service period (the vesting period of the award) which is generally three years. Forfeiture rates for each type of award are estimated at time of grant. The Company’s share-based employee compensation plan is more fully discussed in Note 11- Employee Benefit Plans.

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

Under the new standard, revenue for certain air-related ancillary fees that are directly related to ticket revenue, such as seat fees and baggage fees, will no longer be considered distinct performance obligations separate from passenger travel and will be reclassified into scheduled service revenue. The amounts expected to be reclassified from air-related charges into scheduled service revenue will be between approximately $536 million and $546 million for 2017 and between $490 million and $500 million for 2016. In addition, certain fees previously recognized when incurred by the customer, will be deferred and recognized as revenue when air travel is provided and reclassified into scheduled service revenue, as well as reclassification of certain expense items to scheduled service revenue. Although the Company is in the process of finalizing analysis needed to recast prior periods, it is believed that adoption will not have a material effect on earnings.

In January 2016, the FASB issued ASU 2016-01, a standard which includes several changes to financial instruments, including the elimination of the available-for-sale classification of equity investments, requiring those with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt it effective January 1, 2018. The Company does not expect the adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company has not completed the assessment of this new standard. The Company believes adoption will have a significant impact on its consolidated balance sheets but is not expected to significantly change the recognition or measurement of associated expense within the consolidated statements of income or cash flows.

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

In November 2016, the FASB issued ASU 2016-18 which clarifies the presentation of restricted cash and restricted cash equivalents on the statement of cash flows. This ASU requires that the change in total cash, cash at beginning of period and cash at end of period on the statement of cash flows include restricted cash and restricted cash equivalents and also requires companies reporting cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. The standard is to be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt it effective January 1, 2018 and does not expect the adoption will have a material impact on its consolidated financial statements.

Note 3 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Flight equipment, including pre-delivery deposits	$1,539,433	$1,377,829
Computer hardware and software	123,675	101,850
Other property and equipment	125,855	81,786
Total property and equipment	1,788,963	1,561,465
Less accumulated depreciation and amortization	(276,548)	(466,151)
Property and equipment, net	$1,512,415	$1,095,314

As of December 31, 2017, the Company had firm commitments to purchase 16 new and used Airbus A320 series aircraft which are expected to be delivered between 2018 and 2020. In addition, the Company expects to take delivery, in 2018, of its remaining 11 owned Airbus A320 series aircraft on lease to a European carrier.

As of December 31, 2017, Other property and equipment included $20.8 million in land acquired for the development of Sunseeker Resorts.

Note 4 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Salaries, wages and benefits	$35,516	$38,860
Interest	13,326	11,891
Station expenses	12,026	14,799
Passenger fees	11,420	11,200
Property taxes	7,851	6,613
Maintenance and repairs	5,481	4,953
Advertising accruals	4,154	676
Passenger taxes	447	394
Other accruals	14,906	7,275
Total accrued liabilities	$105,127	$96,661

As of December 31, 2017, the balance in Other accruals is related to various accruals, including $5.0 million in information technology related accruals.

Note 5 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	As of December 31, 2017	As of December 31, 2016
Fixed-rate notes payable due through 2020	$465,462	$465,748
Variable-rate notes payable due through 2027	699,430	342,526
Total long-term debt, net of related costs	1,164,892	808,274
Less current maturities, net of related costs	214,761	86,226
Long-term debt, net of current maturities and related costs	$950,131	$722,048

Weighted average fixed-interest rate	5.4%	5.4%
Weighted average variable-interest rate	3.3%	3.2%

Maturities of long-term debt as of December 31, 2017, for the next five years and thereafter, in the aggregate, are: 2018 - $214.8 million; 2019 - $561.6 million; 2020 - $95.2 million; 2021 - $68.0 million; 2022 - $41.5 million; and $183.8 million thereafter. Total long-term debt is presented net of related costs of $6.1 million and $4.9 million at December 31, 2017 and 2016, respectively.

Secured Debt

As of December 31, 2017 and 2016, respectively, the Company had $699.4 million and $342.5 million of variable rate debt secured by 57 and 34 Airbus A320 series aircraft. Each note bears interest at a floating rate based on LIBOR and most are payable in quarterly installments over five or ten year terms. These amounts include debt and secured aircraft under the Company's variable interest entity ("VIE") and revolving credit facility agreements, which are discussed in further detail below.

As of December 31, 2017 and 2016, the Company had $15.7 million and $16.2 million, respectively, of fixed rate debt secured by real estate owned by the Company. These notes bear interest at a fixed rate and are payable in monthly installments over five year terms, with one loan maturing in 2018 and one loan maturing in 2020.

Consolidated Variable Interest Entity

The Company evaluates ownership, contractual lease arrangements and other interest in entities to determine if they are variable interest entities ("VIEs") based on the nature and extent of those interests. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. The Company consolidates a VIE when, among other criteria, it has the power to direct the activities that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits of the VIE, thus making the Company the primary beneficiary of the VIE.

In December 2017, the Company entered into an agreement with a trust to finance three Airbus A320 aircraft, under which the aircraft serve as collateral for the financing. The trust was funded on inception by a $102.0 million long-term debt agreement entered into by the trust. These borrowings bear interest at a floating rate based on LIBOR and will be payable in quarterly installments through December 2027. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $112.8 million and $102.0 million, respectively, as of December 31, 2017. The Company did not have a variable interest in any entity in 2016.

Senior Secured Revolving Credit Facility

In 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it is able to borrow up to $56.0 million. As of December 31, 2017, the balance under this facility was $41.3 million, net of related costs, with five Airbus aircraft included in the collateral pool. The notes will mature in December 2018. The facility may be extended for an additional one-year period, to 2019, at the lender’s option. Any notes under the facility bear interest at a floating rate based on LIBOR. An individual aircraft may remain in the collateral pool for up to two years.

General Unsecured Senior Notes

In June 2014, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured obligations (the "Notes") which will mature in July 2019. In December 2016, the Company completed an offering of an additional $150.0 million principal amount of these notes, which were issued at a price of 101.5 percent of the principal amount, plus accrued interest from July 15, 2016.

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
The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. For the four quarters ended December 31, 2017, the Company exceeded the consolidated total leverage ratio limit, which could affect the ability to make restricted payments in future periods after exhaustion of various exceptions. The calculation is made on a quarterly basis based on the trailing 12 months.

Note 6 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market and private purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Twelve Months Ended December 31,
	2017	2016	2015
Shares repurchased (1)	604,497	391,972	682,003
Average price per share	$142.66	$164.99	$186.43
Total (in thousands)	86,240	64,673	127,147

(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 27,606, 10,103, and 12,682 shares for 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had $100.0 million in unused share repurchase authority remaining under the Board approved program.

During 2017, the Board declared, and the Company paid, total quarterly cash dividends of $2.80 per share for a total of $45.7 million.

During 2016, the Board declared, and the Company paid, total quarterly cash dividends of $2.40 per share for a total of $39.8 million.

During 2015, the Board declared, and the Company paid, total quarterly cash dividends of $1.10 per share for a total of $18.7 million. Prior to year-end 2015, the Board declared a special cash dividend of $1.65 per share on outstanding common stock payable to shareholders of record on December 18, 2015. On January 8, 2016, the Company paid $27.7 million to these shareholders.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2017			As of December 31, 2016
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$27,910	$—	$27,910	$—	$—	$—
Municipal debt securities	2,782	—	2,782	1,843	—	1,843
Money market funds	1,297	1,297	—	123	123	—
Federal agency debt securities	—	—	—	19,399	—	19,399
Total cash equivalents	31,989	1,297	30,692	21,365	123	21,242
Short-term
Commercial paper	108,678	—	108,678	108,372	—	108,372
Corporate debt securities	107,878	—	107,878	76,570	—	76,570
Municipal debt securities	101,290	—	101,290	78,826	—	78,826
Federal agency debt securities	31,428	—	31,428	3,895	—	3,895
US Treasury Bonds	3,407	—	3,407	1,606	—	1,606
Total short-term	352,681	—	352,681	269,269	—	269,269
Long-term
Corporate debt securities	60,396	—	60,396	25,048	—	25,048
Municipal debt securities	9,405	—	9,405	72,623	—	72,623
Federal agency debt securities	5,775	—	5,775	24,160	—	24,160
US Treasury Bonds	2,994	—	2,994	3,003	—	3,003
Derivative instruments	282	—	282	1,660	—	1,660
Total long-term	78,852	—	78,852	126,494	—	126,494
Total financial instruments	$463,522	$1,297	$462,225	$417,128	$123	$417,005

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2017 or 2016.

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

Carrying value and estimated fair value of long-term debt, including current maturities (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Level
Publicly held debt	$451,321	$462,604	$452,179	$468,005	2
Non-publicly held debt	719,681	660,065	360,999	340,866	3
Total long-term debt	$1,171,002	$1,122,669	$813,178	$808,871

Other

In the fourth quarter of 2017, the Company recorded a non-cash impairment charge of $35.3 million on its fleet of MD-80 aircraft, engines, and related assets as a result of a recent review of fleet value. The Company concluded that the carrying value of these aircraft and related assets was no longer fully recoverable when compared to the estimated remaining future undiscounted cash flows from these assets. Therefore, an adjustment to their fair value with inputs classified as Level 3 was recorded.

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 8 — Derivative Instruments

In 2014, the Company entered into a foreign currency swap in order to mitigate the foreign currency exchange rate risk associated with the forecasted lease revenue from 12 Airbus A320 series aircraft leased to a European carrier until 2018, at which point the foreign currency swap will conclude. One aircraft has re-delivered to the Company as of December 31, 2017. The Company uses a cash flow hedge to minimize the variability in cash flows of assets or liabilities of forecasted transactions caused by fluctuations in foreign currency exchange rates. At December 31, 2017, 2016 and 2015, respectively, the change in fair value recorded in accumulated other comprehensive income was a decrease of $0.9 million and $0.4 million and an increase of $0.9 million.

At inception, the Company formally designated and documented this financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the strategy for undertaking the hedge transaction. The Company also assessed whether the financial instrument used in the hedging transactions was effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. This assessment is monitored on at least a quarterly basis, and the change in fair value of any ineffective portion of a financial instrument would be immediately charged against earnings. The Company realized $1.1 million and $1.0 million in net gains from its cash flow hedge in Other revenue from amounts settled under the forward contract in 2017 and 2016, respectively. As of December 31, 2017, it is expected that approximately $3.0 million will be reclassified from Other comprehensive income into Other revenue within the next 12 months.

At December 31, 2017 and 2016 respectively, the fair value of the Company's derivative instrument was $0.3 million and $1.7 million and is reported in the Company's consolidated balance sheet within Deposits and other assets. Refer to Note 7 - Fair Value Measurements for additional information related to the estimated fair value.

Note 9 — Income Taxes

Impact of U.S. Federal Income Tax Reform

In December, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law. The significant provisions impacting the Company are as follows:

•	Effective January 1, 2018, the U.S. corporate income tax rate reduced from 35.0 percent to 21.0 percent;

•	the Company recognized a one-time tax benefit of $74.7 million due to the remeasurement of deferred tax balances to the new statutory rate;

•
the Company is eligible to claim 100 percent bonus depreciation on qualified property placed in service from September 28, 2017 through December 31, 2022 - this provision phases out 20 percent annually after 2022 through 2027.

ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allows companies to record provisional amounts during a one-year measurement period in order to complete the accounting for income tax effects of the Tax Act. The Company recognized provisional estimates which may be impacted by the Company’s understanding and application of the Tax Act related to the deductibility of acquired assets, state conformity and additional guidance from federal and state agencies as well as the FASB and the SEC. We are continuing to assess the tax effects of the Tax Act, but do not anticipate that the net impact will be material to our 2018 effective tax rate.

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

	Twelve Months Ended December 31,
	2017	2016	2015
Domestic	$176,853	$329,818	$331,813
Foreign	18,693	16,140	14,906
Total	$195,546	$345,958	$346,719

Income Tax Provision/(Benefit)

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(44,385)	$89,014	$108,119
State	664	5,204	6,501
Foreign	558	1,262	996
Total current	(43,163)	95,480	115,616
Deferred:
Federal	40,816	27,950	9,458
State	1,962	1,673	125
Foreign	1,029	1,265	1,190
Total deferred	43,807	30,888	10,773
Total income tax provision	$644	$126,368	$126,389

Reconciliation of Effective Tax Rate
The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense at federal statutory rate	$68,441	$121,085	$121,352
State income taxes, net of federal income tax benefit	2,723	5,487	4,293
Federal tax reform impact	(74,738)	—	—
Other	4,218	(204)	744
Total income tax expense	$644	$126,368	$126,389
Deferred Taxes
The major components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Accrued vacation	$690	$1,183
Accrued bonus	628	9,340
State taxes	318	2,187
Accrued property taxes	1,573	2,077
Other	3,679	1,910
Stock-based compensation expense	1,983	3,126
Net operating loss	635	—
Less: valuation allowance	422	—
Total deferred tax assets	9,084	19,823
Deferred tax liabilities:
Prepaid expenses	4,275	5,049
Depreciation	118,743	86,981
Foreign deferred	4,569	3,131
Total deferred tax liabilities	127,587	95,161
Net deferred tax liabilities	$118,503	$75,338
Net Operating Loss and Tax Credit Carryforwards
At December 31, 2017, the Company recognized $0.2 million of state net operating loss carryforward which will expire between 2032 and 2037. The Company also recognized $0.4 million of foreign net operating loss carryforward which does not expire.

As of December 31, 2016, the Company recognized a federal capital loss carryforward which was remeasured to $0.7 million, pursuant to the Tax Act. The carryforward begins to expire in 2021. As of December 31, 2017, the Company also recognized $0.7 million and $0.2 million of foreign tax credit and charitable contribution carryforward balances which will expire in 2028 and 2023, respectively.

Note 10— Related Party Transactions

In December 2017, the Company completed a transaction with ISM Connect, LLC ("ISM"), an entity in which the Company's Chairman and CEO owns a majority interest. In exchange for a noncontrolling minority interest in ISM, the Company licensed the right to use certain portions of its internally developed software, but strictly limited to ISM's digital media signage business. The Company retains all rights in the software without restriction. This interest has been valued at $2.3 million and no subsequent transactions with ISM are expected.

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings in which the Company’s Chairman and Chief Executive Officer ("CEO") and the Company's President own minority interests as limited partners. The Company exercised its option to terminate the lease for 70,000 square feet of office space effective in May 2015. In connection with the termination of this lease, the Company paid $1.3 million for unamortized expenses in January 2016. Additionally, as of January 2016, payments for the remaining 10,000 square feet of space are no longer being made to a related party entity as the lender has taken ownership of the property. Under the terms of these agreements, the Company made no rent payments to related parties in 2017 or 2016, and made payments of $1.2 million in 2015.

Game Plane, LLC, was a wholly owned subsidiary of the Company that produced game shows filmed on Company flights. Prior to its dissolution in 2016, Game Plane, LLC partnered with Alpine Labs, LLC to produce and distribute the shows. The Company’s Chairman and CEO owns a 25 percent interest in, and is on the managing board of, Alpine Labs, LLC. The Company made no payments to Alpine Labs, LLC in 2017 or 2016, and paid $0.4 million in 2015.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. During 2017, 2016 and 2015, the Company made payments to these entities of  $0.2 million, $1.7 million and $2.9 million, respectively, and no further payments are expected.

GMS Racing LLC competes in the NASCAR Camping World Truck Series and ARCA Racing Series. The Company's Chairman and CEO owns a controlling interest in GMS Racing LLC. The Company made no sponsorship payments to GMS Racing in either 2016 or 2017, and made payments totaling $2.5 million in 2015. No future payments are expected.

Note 11 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. In January 2017, the Company increased its matching contributions on pilot deferrals to 10 percent of eligible wages resulting from the pilot collective bargaining agreement.

The Company recognized expense under this plan of $14.2 million, $5.8 million and $4.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Share-based employee compensation

In 2016, the Board of Directors adopted and the shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Plan"). The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2016 Plan. The 2016 Plan is administered by the Company’s compensation committee of the Board of Directors. As of December 31, 2017, a portion of unvested restricted stock, and unexercised stock options and cash-settled SARs remain outstanding under the 2006 Long-Term Incentive Plan which has otherwise expired.

Employee Stock Purchase Plan

In 2014, the Company adopted the 2014 Employee Stock Purchase Plan ("ESPP") and reserved 1,000,000 shares of common stock for employee purchases under the plan. Shares are purchased semi-annually, at a 10 percent discount, based on the market value at period-end. Employees may contribute up to 25 percent of their base pay per offering period, not to exceed $25,000 each calendar year, for the purchase of common stock. The ESPP is a compensatory plan under applicable accounting guidance and results in the recognition of compensation expense. During 2017, 2016 and 2015, employees purchased 18,498, 13,400 and 8,306 shares under the ESPP, respectively.

Compensation expense

For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $14.0 million, $9.6 million and $10.6 million respectively, related to stock options, restricted stock, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost and weighted-average period over which the cost is expected to be recognized for non-vested awards as of December 31, 2017, are presented below:

	Unrecognized Compensation Cost (thousands)	Weighted Average Period (years)
Restricted stock	$19,730	1.74
Cash-settled SARs	481	1.62
Stock options	—	—
Total	$20,211	1.73

Stock options

The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The contractual terms of the Company’s stock option awards granted range from five to ten years. A summary of option activity as of December 31, 2017, 2016 and 2015, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2014	88,749	$69.43	3.29	$7,180
Exercised	(36,968)	$52.06
Forfeited	(3,000)	$3.50
Outstanding at December 31, 2015	48,781	$86.65	2.62	$3,960
Exercised	(5,192)	108.59
Outstanding at December 31, 2016	43,589	$84.04	1.55	$3,590
Exercised	(16,014)	$60.20
Outstanding at December 31, 2017	27,575	$97.88	0.72	$1,568
Fully vested and expected to vest at December 31, 2017	27,575	$97.88	0.72	$1,568
Exercisable at December 31, 2017	27,575	$97.88	0.72	$1,568

During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of options exercised was $1.3 million, $0.2 million and $5.8 million, respectively. Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.6 million and $1.9 million, respectively.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of the Company’s non-vested restricted stock grants during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	98,782	$91.15
Granted	47,810	178.68
Vested	(54,825)	83.35
Forfeited	(8,810)	130.35
Non-vested at December 31, 2015	82,957	$155.30
Granted	224,018	144.74
Vested	(43,310)	129.96
Forfeited	(10,007)	158.74
Non-vested at December 31, 2016	253,658	$146.01
Granted	125,442	165.61
Vested	(91,338)	145.08
Forfeited	(94,872)	157.95
Non-vested at December 31, 2017	192,890	$153.32

The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $13.3 million, $5.6 million and $4.6 million, respectively.

Cash-settled SARs

Cash-settled SARs are liability classified awards for which the fair value and compensation expense recognized are updated monthly, also using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes pricing model was used to determine fair value as of December 31 of the years indicated below:

	2017	2016	2015
Weighted-average volatility	32.8%	33.2%	30.2%
Expected term (in years)	0.2 - 1.9	0.3 - 3.1	0.3 - 2.5
Risk-free interest rate	0.6% - 1.9%	0.4% - 1.5%	0.3% - 1.2%
Dividend yield	1.62%	1.51%	1.47%

Expected volatilities used for award valuation are based on the historical volatility of the Company's common stock price.

Expected term represents the weighted average time between the award’s grant date and its expected exercise date. The Company estimated the expected term assumption in 2017, 2016 and 2015 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the effect that paying a dividend has on the fair value of the Company's stock.

The contractual terms of the Company’s cash-settled SARs awards granted are five years.

A summary of cash-settled SARs awards activity during the years ended December 31, 2017, 2016 and 2015 is presented below:

	# of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2014	119,513	$86.23
Granted	77,396	181.47
Forfeited	(21,722)	135.16
Exercised	(43,446)	80.10
Balance at December 31, 2015	131,741	136.13
Granted	15,000	146.03
Forfeited	(10,083)	170.21
Exercised	(32,050)	89.19
Balance at December 31, 2016	104,608	153.86
Forfeited	(14,682)	177.6
Exercised	(9,462)	106.25
Balance at December 31, 2017	80,464	$155.13	2.13	$—
Vested or expected to vest at December 31, 2017	74,122	$155.02	2.14	$—
Exercisable at December 31, 2017	57,433	$150.74	1.85	$230

Note 12 — Commitments and Contingencies

Future minimum fixed payments for commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	2023 -Thereafter
Operating lease obligations	$7,455	$6,592	$4,716	$2,768	$1,071	$5,824
Aircraft acquisition obligations (1)	150,264	97,310	66,560	32,375	29,155	198,450
Airport fees under use and lease agreements	11,336	10,454	5,224	63	—	—
Total future payments	$169,055	$114,356	$76,500	$35,206	$30,226	$204,274
(1) Includes purchase obligations and capital lease obligations.

Operating Lease Obligations

The Company leases assets including office facilities, office equipment, certain airport and terminal facilities, and other space leases. These commitments have remaining non-cancelable lease terms, which range from 2019 to 2036. Total rental expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was $9.0 million, $8.1 million and $7.9 million, respectively.

Aircraft sub-service expense was $3.1 million, $0.9 million, and $2.1 million, in 2017, 2016 and 2015, respectively.

Aircraft Commitments

During 2017, the Company entered into three purchase agreements for six Airbus A320 series aircraft. Four of these aircraft were acquired in 2017 and the remaining two were acquired after the end of the year.

During 2017, the Company also entered into 13 capital lease agreements, each for one Airbus A320 series aircraft, which are scheduled to be delivered in 2018.

During 2016, the Company entered into four purchase agreements for 27 Airbus A320 series aircraft yet to be purchased by the end of 2016, including an agreement for 12 newly manufactured Airbus A320 aircraft. Of these aircraft, 13 were acquired in 2017, seven are scheduled to be acquired in 2018, and the remaining seven are expected to be acquired in 2019 and 2020.

During 2015, the Company entered into one purchase agreement for four Airbus A320 series aircraft yet to be purchased by the end of 2015 or 2016. These aircraft were acquired in 2017.

Airport and Other Facility Lease Obligations

The Company leases other facilities in Las Vegas, Florida and throughout our network with approximately 500,000 square feet of space used for other corporate purposes. These leases expire between 2019 and 2036. The Company is responsible for its share of common area maintenance charges under each lease.

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

Note 13 — Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Year	Changes Charged to Statement of Income Account	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2017 (1)	$7,205	$6,551	$13,756
For the Year Ended December 31, 2016	4,607	2,598	7,205
For the Year Ended December 31, 2015	3,003	1,604	4,607
(1) Changes during the year and ending balance include additional reserve of $2.0 million related to the MD-80 impairment charge.

Note 14 — Subsequent Events

In January 2018, the Company executed a purchase agreement for one Airbus A320 series aircraft, for which delivery is expected in the second quarter 2019.

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

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of our year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control- Integrated Framework (2013 Framework). Based on our assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on a regular basis, to improve these controls and procedures over time, and to correct any deficiencies that may be discovered. Future events affecting our business may cause us to modify our controls and procedures.

The Company's independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Allegiant Travel Company:
Opinion on Internal Control Over Financial Reporting
We have audited Allegiant Travel Company’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Dallas, Texas
February 28, 2018

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 28, 2018, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 28, 2018, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 28, 2018, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 28, 2018, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held June 28, 2018, which Proxy Statement is to be filed with the Commission.

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

10.6
Purchase Agreement dated July 26, 2016 between Allegiant Air, LLC and Airbus S.A.S. and related Letter Agreements. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (2)

10.7
Amendment No. 1 dated October 25, 2016, to Purchase Agreement between Allegiant Air, LLC and Airbus S.A.S. (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Commission on February 24, 2017) (2)

10.8
General Terms Agreement dated July 26, 2016, among CFM International, Inc., Allegiant Air, LLC and Sunrise Asset Management, LLC and related Letter Agreement No. 3. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (2)

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

10.17	Separation agreement and Mutual Release of All Claims dated January 12, 2018, between the Company and Scott M. Allard
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 (v) Consolidated Cash Flow Statements for the years ended December 31, 2017, 2016 and 2015 (vi) the Notes to the Consolidated Financial Statements. (3)

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

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 28, 2018.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr	Chief Executive Officer and Director	February 28, 2018
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	February 28, 2018
John Redmond

/s/ Scott Sheldon	Chief Financial Officer	February 28, 2018
Scott Sheldon	(Principal Financial Officer)

/s/ Gregory Anderson	Principal Accounting Officer	February 28, 2018
Gregory Anderson

	Director	February 28, 2018
Montie Brewer

/s/ Gary Ellmer	Director	February 28, 2018
Gary Ellmer

/s/ Linda Marvin	Director	February 28, 2018
Linda Marvin

/s/ Charles W. Pollard	Director	February 28, 2018
Charles W. Pollard