Form 10-K/A
period 2017-12-31
Allegiant Travel CO
filed 2018-04-30
CIK 1362468

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXHIBIT INDEX IS LOCATED ON PAGE 30.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017 and the cover page of the Amendment now reflects we will not be incorporating Part III disclosures by reference to our proxy statement. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to our board of directors and executive officers as of April 30, 2018:

Name	Age	Position	Director Since (1)
Maurice J. Gallagher, Jr.	68	Chief Executive Officer, Chairman of the Board	2001
John Redmond	59	President, Board Member	2007
Montie Brewer (2) (3)	60	Director	2009
Gary Ellmer (2) (3) (4)	64	Director	2008
Linda A. Marvin (3) (4)	56	Director	2013
Charles Pollard (2) (4)	60	Director	2009
Scott Sheldon	40	Executive Vice President, Chief Financial Officer, and Chief Operating Officer	N/A
Gregory C. Anderson	36	Senior Vice President, Treasury, and Principal Accounting Officer	N/A
(1) Each director serves for a one-year term with all directors being elected at each shareholders’ meeting.
(2) Member of the compensation committee.
(3) Member of the nominating committee.
(4) Member of the audit committee.

Below are the principal occupations and business experience, for at least the past five years, of each director and executive officer.  In addition, we indicate below the experience and qualifications which led the board of directors to conclude that each director should serve on the board:

Maurice J. Gallagher, Jr. has been actively involved in the management of our company since he became our majority owner and joined our board of directors in 2001. He has served as our chief executive officer since 2003 and was designated chairman of the board in 2006. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (the predecessor of AirTran which later merged with Southwest Airlines) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir Commuter Airlines.

As the founder of our business strategy and as our chief executive officer for the last 17 years, Mr. Gallagher provides invaluable strategic direction, innovation and experience to our board.

John Redmond was originally elected to our board in 2007 and served until June 2013, when he resigned to assume a full-time commitment in Australia. After the completion of his commitment, he was once again designated to serve on the board in April 2014 and in September 2016, he was elected as the company's president. From January 2013 until April 2014, Mr. Redmond served as managing director and chief executive officer of Echo Entertainment Group, Ltd., a gaming and hospitality company. From 2007 until January 2013, Mr. Redmond devoted his time to his private investments. Mr. Redmond served as president and chief executive officer of MGM Grand Resorts, LLC and a director of its parent company, MGM Mirage, from 2001 until 2007. Prior to that, he served as co-chief executive officer and a director of MGM Grand, Inc. from December 1999 to March 2001. He was senior vice president of MGM Grand Development, Inc. from 1996 to 1999. He served as vice-chairman of MGM Grand Detroit, LLC from 1998 to 2000 and chairman from 2000 until 2007. Prior to 1996, Mr. Redmond was senior vice president and chief financial officer of Caesars Palace and Sheraton Desert Inn, having served in various other senior operational and development positions with Caesars World, Inc. Mr. Redmond has served as a director of Vail Resorts, Inc. since 2008 and served as director of Tropicana Las Vegas Hotel and Casino, Inc. from 2009 until June 2013 and of Echo Entertainment Group Limited from September 2011 until April 2014.

Mr. Redmond’s prior experience as chief executive officer of MGM entities and extensive prior experience with other resorts provide a travel industry perspective not shared by the other members of our board. With the importance of ancillary revenue to our profitability and with the sale of hotel rooms being one of the largest individual components of our third party ancillary revenue, Mr. Redmond’s input is particularly valuable to our board.

Montie Brewer was elected to our board in 2009. Mr. Brewer was elected to the board mid-term at the recommendation of our chief executive officer. Mr. Brewer served in senior management roles for Air Canada from 2002 until 2009, serving as its president and chief executive officer from December 2004 until 2009. Mr. Brewer served on the board of directors of Air Canada from 2002 until 2010. Prior to Air Canada, Mr. Brewer served as senior vice president-planning for United Airlines and previously worked at Northwest Airlines, Republic Airlines, Braniff and TransWorld Airlines, beginning his employment in the airline industry in 1981. Mr. Brewer served as an executive officer of United Airlines from 1988 until 2002. Mr. Brewer served as a director of Aer Lingus from 2010 until 2015 and as a director for Swiss International Airlines from 2014 until 2017. Mr. Brewer also serves on the boards of Finnair (since March 2018), Radixx International (since October 2016) and ID90 (since December 2016).

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

Linda A. Marvin was elected to our board in 2013. Ms. Marvin served as chief financial officer of the Company from 2001 until 2007 and consulted with the Company on a part-time basis until 2008. Since then, Ms. Marvin has dedicated her time to philanthropic activities and her private investments. She served as an officer of The Animal Foundation from January 2010 until January 2013 and served as its chairman from February 2013 until March 2016. She is also an active member of the United Way's Women's Leadership Council. From 1996 through 2001, Ms. Marvin held various management positions for Mpower Communications, including chief financial officer and senior vice president of finance. Prior to that, she was involved in the airline industry in various finance and accounting roles with Business Express/Delta Connection and with WestAir Commuter Airlines and earlier in her career, served as an audit manager with KPMG Peat Marwick.

Ms. Marvin’s experience as chief financial officer of the Company, and her background in the airline industry, add valuable knowledge to our board.

Charles W. Pollard was elected to our board in 2009. Mr. Pollard served in various executive positions for Omni Air International from 1997 until 2009, including as its president and chief executive officer from January 2007 until September 2008. Prior to his employment with Omni Air International, Mr. Pollard served in various executive positions for World Airways from 1987 until 1997, including as president and chief executive officer from 1993 to 1997. Mr. Pollard began his career as an attorney in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 1987. Mr. Pollard served as a director of Air Partner, PLC from 2009 through 2014, and has served as a director of Aircastle Limited since 2010.

Mr. Pollard’s experience as chief executive officer of both Omni Air International and World Airways, and his corporate law background, provide a skill set of particular value to our board.

Scott Sheldon was promoted to executive vice president in January 2017 and to Chief Operating Officer in June 2017. He has served as our chief financial officer since 2010. He served as a senior vice president from 2010 until January 2017, and served as our principal accounting officer from 2007 until 2010. Prior to that, Mr. Sheldon served in other accounting positions for us from 2004 until 2010. From 2001 until 2004, Mr. Sheldon worked in public accounting for the Perry-Smith, LLP regional public accounting firm in Sacramento, California.

Gregory C. Anderson was promoted to senior vice president, treasury on January 2017 and has served as our principal accounting officer since January 2015. He has worked in our accounting department since January 2010. Prior to joining the Company, Mr. Anderson worked in corporate accounting for U.S. Airways from May 2009 until January 2010 and worked in public accounting for Ernst & Young prior to joining U.S. Airways. Mr. Anderson is a certified public accountant.
None of our executive officers or directors are related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

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

Based solely on our review of the copies of such forms received by us with respect to transactions during 2017 through the date of this statement, or written representations from certain reporting persons, we believe that all filing requirements applicable to our directors and executive officers have been complied with. We note we have a more than 10 percent owner which is not an insider. This 10 percent owner did not file reports on Form 3, 4 or 5 during 2017.

Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. The Code of Ethics is posted on our website (www.allegiant.com) and is available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to our senior counsel: Robert B. Goldberg, Ellis Funk, P.C., 3490 Piedmont Road, Suite 400, Atlanta, Georgia 30305. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Audit Committee

The audit committee is currently comprised of Gary Ellmer, Linda A. Marvin, and Charles W. Pollard, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Linda A. Marvin has been identified as the audit committee financial expert and serves as the chairperson of the committee.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our executive officers should be read together with the compensation tables and related disclosures in this report.

Our compensation committee is responsible for establishing and implementing our compensation philosophy. Our compensation committee is appointed by our board of directors. Under the compensation committee charter in effect for 2017, our compensation committee had the responsibility for determining compensation for our chief executive officer, for any other executive officer who serves on the board and for any of our other executive officers with a base salary of $200,000 or more. Our compensation committee also approves all equity grants under our long-term incentive plan.

Our named executive officers for 2017 were:

Maurice J. Gallagher, Jr.	Chairman, Chief Executive Officer
John Redmond	President
Scott Sheldon	Executive Vice President, Chief Financial Officer, Chief Operating Officer
Scott M. Allard	Former Executive Vice President, Chief Information Officer
Gregory C. Anderson	Senior Vice President, Treasury, and Principal Accounting Officer

Executive Summary of 2017 Company Performance

During 2017, we solidified our plans to begin operating a single fleet type. We also continued to grow our nationwide service by adding aircraft to our operating fleet and providing service on more routes to more cities. We announced plans for the development of a resort in Southwest Florida. We returned money to shareholders as we continue to pay our quarterly cash dividend and continued to repurchase shares under our stock repurchase program.

Despite significant increases in expenses due to the transition of our fleet to a single aircraft type and due to the first full year of our pilot collective bargaining agreement, we continued to be profitable each quarter in 2017 and achieved a 17.5 percent operating margin for the year, excluding the effect of an impairment charge of $35.3 million attributable to the planned retirement of our MD-80 fleet in fourth quarter 2018.

The following chart illustrates the continuing growth and profitability of our model over the past five years:

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Financial Data:
Total operating revenue (in thousands)	$1,503,778	$1,362,831	$1,262,188	$1,137,046	$996,150
Operating income (in thousands)	$227,169	$370,558	$371,702	$157,345	$154,737
Net income attributable to Allegiant Travel Company (in thousands)	$194,902	$219,590	$220,374	$86,689	$92,273
Diluted earnings per share to common shareholders	$11.93	$13.21	$12.94	$4.86	$4.82
Cash dividends declared per share	$2.80	$2.40	$2.75	$2.50	$2.25
Operating margin (1)	17.5%	27.2%	29.4%	17.6%	15.5%
Routes & Aircraft (end of period):
Total cities	117	118	105	96	100
Total routes	401	360	296	233	226
Total aircraft in service	89	84	80	70	66
(1) Excluding impairment charges in 2014 and 2017.

We have the longest period of continuous profitable quarters in the domestic airline industry, 61 quarters through March 31, 2018.

Compensation Philosophy and Objectives

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to retain the current executive team, to attract additional talented people, to provide annual cash incentives upon achievement of measurable corporate performance objectives, and to assure executives' incentives are aligned with shareholder value creation. In furtherance of these objectives, the compensation committee maintains compensation plans that tie the cash bonus portion of executives' total compensation to our financial and operating performance. Overall, the total compensation package is intended to create an executive compensation program: (i) providing for base compensation at below market levels, and (ii) rewarding our named executive officers for profitable performance.

In 2016 and prior years, our compensation committee did not use any particular formula to determine executive compensation, but considered many factors. We have had a very successful approach to establishing and allocating bonus compensation throughout our history as we have generated industry-leading margins as a percentage of revenues and have grown the Company substantially. The majority of compensation for our senior executives has been based on performance with fixed base compensation less than 20 percent of total compensation. The annual bonus amounts awarded by the compensation committee have been derived with consideration of financial, operating and individual performance exclusively. This approach has enabled the Company to attract excellent talent and perhaps more importantly retain this superior talent throughout the organization.

The 2017 year was the first year in which we used a formulaic performance-based plan to establish the foundation for cash bonuses for our named executive officers.

Although the compensation committee has been pleased with the success of the Company and how compensation has been determined in years past, the compensation committee adopted a metrics-based approach to determine the cash bonuses to be payable to our named executive officers, including our chief executive officer, for 2017 and future years. The compensation committee believes this will provide greater transparency to investors and will formalize operational targets for our executive officers in addition to reiterating the financial goals management has always been focused on. The cash bonus formula is discussed below.

Cash Bonus Formula for 2017 and Future Years. Our compensation committee adopted a formulaic approach to the participation of our most senior executive officers in our annual cash bonus program beginning in 2017. The formula is intended to motivate our executives to achieve specific company goals and to provide transparency to investors. Our compensation committee aligns executive compensation with our strategic plan by choosing a target performance level for each operational or financial goal (outlined in the 2017 Pay Metrics Table below) consistent with our business plan goals.

Our long-term success is highly dependent on running a reliable operation, keeping unit costs low, and achieving operating margins better than others in the industry. Each of these key strategic objectives is reflected in the goals of the Performance-Based Pay Plan.

2017 Performance-Based Plan Pay

For the named executive officers in our active employ at the end of 2017, the 2017 maximum cash bonus levels have been set as follows:

Name	Maximum as a Percentage of Base Pay
Maurice J. Gallagher, Jr.	(1)
John Redmond	Not eligible (2)
Scott Sheldon	500%
Gregory C. Anderson	500%
(1) Mr. Gallagher does not receive a base salary. His bonus eligibility is capped at four times the average bonus for the eligible executive vice presidents.
(2) Under his employment agreement, Mr. Redmond does not have any entitlement to participate in the cash bonus pool during the term of his employment contract.

Incentive award payments may range from zero to 500 percent of each executive vice president’s base salary based on the achievement of performance goals set by our compensation committee at the beginning of each year. Cash bonus eligibility of up to 500 percent of base salary has been established in recognition of the below-industry base salaries of the executive officers and a Company philosophy to have a large percentage of the executives’ compensation at risk dependent on Company performance and to reward the executives for successful Company performance. For each performance metric, performance at the threshold level will result in a bonus of up to 100 percent of base salary for that metric, performance at the target level will result in a cash bonus of up to 300 percent of base salary for that metric, while the cash bonus could be as much as 500 percent for performance at or above the maximum level. The payout percentages are interpolated for performance between the levels identified, but if performance for a particular metric is below the threshold level, no payment will be made as to that metric. We realize these percentages may be higher than what other companies may use, but with significantly lower than industry base salaries, having a larger bonus potential is consistent with the risk-reward approach to executive compensation we have used successfully over many years. Further, the formula is intended to define the maximum amount of cash bonus for our named executive officers. Our compensation committee reserves the right to reduce the cash bonus determined under the formula for any executive officer based on the Company’s profitability and bonus accrual, compensation trends, compensation levels at other airlines with comparable profitability or other factors.

2017 Pay Metrics

For 2017, the Performance-Based Pay Plan metrics were set as follows:

Goal	Weighting	Threshold Bonus	Target Bonus	Maximum Bonus
Operating Margin - Rank compared to eight other airlines	25%	5th or 6th	3rd or 4th	1st or 2nd
CASM-ex fuel and excluding special items - based on Board approved range for guidance prior to beginning of year	25%	High end of range	Middle of range	Low end of range
D0 - percentage of first flights of the day departing on schedule	25%	(1)	(1)	(1)
Controllable completion factor - percentage of flights completed excluding cancellations (e.g., weather) not subject to management control	25%	(1)	(1)	(1)
(1) Internally established numbers

Annual target performance measures reflect financial and operational goals that are consistent with our business plan. Maximum goals correlate to superior performance, while threshold goals generally correlate to the minimum acceptable level of performance given that year’s business plan. The D0 and completion measures were set at levels our compensation committee believed would drive continuous improvement. The cost per available seat mile excluding fuel and special items metric was similarly chosen to support our achievement of our business plan.

Our compensation committee expects the adoption of this formulaic approach to cash bonuses will provide a beneficial framework to encourage our senior executives to continue to achieve industry leading financial performance while also focusing on important operational goals to improve the customer experience.

In determining cash bonuses for the Company’s executive officers for the 2017 year, the compensation committee reviewed the Company’s actual performance for 2017 in comparison with the threshold, target and maximum levels established under the plan.

The Company’s operating margin was 17.5 percent for 2017 (excluding the impairment charge). This placed the Company as the second highest in the airline industry, earning the maximum bonus for this factor which equates to 125 percent of base salary.

The Company’s CASM-ex for the year, excluding the impairment charge and excluding the effect of the credit card surcharge recharacterization, was 6.42¢, above the target of 6.36¢. The Committee determined to exclude the effect of the impairment charge because it does not reflect the ongoing costs of the operation and to exclude the effect of the credit card surcharge recharacterization as that was not contemplated at the time CASM-ex was initially projected. Performance at target would have allowed for a bonus of 75 percent of base salary for this factor. As actual performance was above the target, the bonus earned for CASM-ex performance was 50 percent of base salary.

The third factor under the 2017 Cash Bonus Plan is D0, the percentage of first flights of the day departing on time. The threshold, target and maximum levels are internally established. The compensation committee reviewed the Company’s D0 performance for 2017 and determined the actual performance equaled the target for the year. As such, the bonus earned for this factor was 75 percent of base salary.

The final factor is controllable completion (the percentage of flights completed excluding cancellations for reasons such as weather and not subject to management control). The threshold, target and maximum levels have been internally established. The committee evaluated the Company’s controllable completion performance for 2017 and determined the actual performance equaled the maximum for the year. As such, the bonus earned for this factor was 125 percent of base salary.

Adding the four components, each named executive officer subject to these factors under the cash bonus plan (only Messrs. Sheldon and Anderson since Mr. Redmond does not receive cash bonuses under the plan and as a result of departures before year-end) would be entitled to a cash bonus of 375 percent of base pay or $975,000 for Mr. Sheldon and $843,750 for Mr. Anderson. Under the plan, Mr. Gallagher’s cash bonus could be as much as 4 times the cash bonus for Mr. Sheldon, the only executive vice president eligible for cash bonuses under the plan in 2017.

The cash bonuses for 2017 were discounted from the amounts determined under the formula as a result of the Company’s reduced profitability and lower Company-wide bonus accrual for 2017 compared to 2016. In the case of named executive officers other than the chief executive officer, the cash bonus paid was less than 80 percent of the amount calculated under the formula. In the case of the chief executive officer, the cash bonus paid was only 38 percent of the calculated amount under the formula. In addition, the percentage of cash bonus allocated to management (vice presidents and up) was reduced by six percentage points year over year with a corresponding increase in the percentage of the cash bonus paid to rank and file employees.

General Discussion

Our chief executive officer, Maurice J. Gallagher, Jr., has a substantial equity position. Historically, he has chosen to serve without a base salary and expects to continue to serve without a base salary into the future. Mr. Gallagher is entitled to share in the cash bonus allocations. In 2017, the compensation committee also granted him stock-based awards at the same level as the award to the executive vice president. For 2018 and subsequent years, Mr. Gallagher will be eligible to participate in our annual cash bonus plan up to the amount determined under the formula adopted by the compensation committee. We expect Mr. Gallagher will participate in future equity grants at the discretion of the compensation committee from year to year, and the amounts granted to him will depend on our profitability in relation to our expectations and other relevant factors.

Mr. Redmond serves as our president and, in addition to helping to manage the airline, heads up the Company’s development of its first Sunseeker Resort in Southwest Florida. Under Mr. Redmond’s employment agreement, he devotes his full-time efforts to the Company and the stock grants to him constitute the entire compensation entitlement for him under his employment agreement. Mr. Redmond receives no base salary and no automatic eligibility to participate in the annual cash bonus plan. The initial equity grants must be earned by continuing service over the three-year vesting period as there is no acceleration of vesting beyond pro rata in the event of any employment termination or change in control. Mr. Redmond’s agreement to serve without any entitlement to receive cash compensation confirms his commitment to the success of the Company as his compensation will be solely dependent on our equity value. Consistent with our approach to be different from others in our industry, we have our two senior-most executives being paid without a base salary. As such, the interests of these executive officers are totally aligned with the interests of our shareholders. In addition, with our continuing stock repurchase program, there is no net dilution to our shareholders as the number of shares repurchased during 2017 far exceeded the total number of shares granted during the year.

In determining incentive compensation each year, the compensation committee considers, but does not benchmark compensation against, executive compensation levels at ten other airlines: Alaska Air Group, American Airlines Group, Delta Airlines, Hawaiian Holdings, JetBlue Airways Corp., Republic Airways (no longer publicly traded), Southwest Airlines Co., Spirit Airlines, Inc., United Continental Holdings, Inc. and Virgin America (now part of Alaska Air Group). When compared with CEO compensation of these other airlines for 2016 (the last year all information was available to our compensation committee when final 2017 compensation decisions were made), our chief executive officer’s total 2017 compensation would have ranked 10th of the 11 airlines (including Allegiant) despite our continuing profitability and progress toward major Company initiatives.

In the cash bonus pay metrics, our compensation committee emphasizes the financial metrics of operating margin and cost per available seat mile excluding fuel (or CASM-ex). During the past three years, we were first among the nine airlines in average annual operating margin and second lowest among the airlines in CASM-ex. Our compensation committee believes this financial performance substantiates the compensation levels established for our named executive officers and, in particular, since our CEO total compensation declined by more than 35 percent from 2016. Our operating margin for 2017 was 17.5 percent (excluding the impairment charge relating to the MD-80 retirement) whereas the operating margin for the other airlines ranged from 9.7 percent to 18.8 percent and averaged 14.7 percent. Over the three-year period from 2015 through 2017, our operating margin averaged 24.7 percent per year (without regard to the impairment charge in 2017) whereas the annual operating margin for the other airlines averaged 17.3 percent over the same period.

Similarly, our CASM-ex for 2017 was 6.42¢ (excluding the impairment charge relating to the MD-80 retirement and the credit card surcharge recharacterization) compared to a range of 5.51¢ to 11.16¢ and an average of 8.94¢ for the other airlines during the year. Over the three-year period from 2015 through 2017, our CASM-ex averaged 6.20¢ (averaging the three years equally and not on a total ASM basis) and would have been 6.06¢ without regard to the 2017 special charge and surcharge adjustment. This compares with an average of 8.62¢ for the other airlines over the same period.

As we are focused on low costs as a company, our philosophy is to provide for lower than industry prevailing rates of base compensation but with opportunity to benefit from profitable operations in the form of cash bonuses and from stock value through equity awards. The base salary for our executive vice presidents in 2017 ($260,000 per year) was significantly less than the base salaries for similar executives at nine of the other ten airlines considered, which ranged from $244,000 to $875,000 per year in 2016 based on their 2017 proxy statements and with a median base salary of $471,000.

Although our compensation committee does not benchmark our executive compensation against these other airlines, the committee does consider these industry compensation levels as these are the companies most likely to compete for our executive team. Based on these comparisons, our named executive officer compensation for 2017 was justified by our outstanding company performance for 2017, as we continued to be highly profitable, returned funds to our stockholders, made great strides on the transition to a single fleet type and assembled the land for our Sunseeker Resort in Southwest Florida.

The compensation philosophy employed has been implemented by us without use of any outside compensation consultants.

As our shareholders approved our executive pay policies at our 2017 shareholders meeting, we have not implemented any changes to our pay policies in response to the shareholder vote. Of course, the previously announced formulaic cash bonus plan was first applied to 2017 named executive officer compensation. An advisory vote on executive compensation is being held again at this year’s shareholder meeting.

Senior management makes recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the cash bonus pool among officers and employee groups and granting of stock-based awards to management personnel. The compensation committee typically asks Mr. Gallagher to participate in its deliberations concerning approval of cash bonuses payable and stock awards granted. The compensation committee members consider the recommendations from management, and also draw on the committee members' and the chief executive officer's substantial experience in managing companies, in approving bonus levels and stock-based awards.

We structure our executive compensation program to deliver a substantial majority of remuneration through incentives that drive both operating results and long-term value. During 2017, the substantial majority of each executive officer’s pay was at risk as more than 78 percent of each active executive’s pay was payable under the cash bonus plan or long-term stock incentives. Illustrated below is the mix of components comprising 2017 compensation for the named executive officers in this report who continued in our employ at year end:

Name & Principal Position During 2017	Base Salary	Cash Bonus	Long-term Incentive	All Other Compensation
Maurice J. Gallagher, Jr., Chairman and Chief Executive Officer	—	64.6%	34.5%	0.9%
John Redmond, President	—	—	94.2%	5.8%
Scott Sheldon, Senior Vice President and Chief Financial Officer	13.3%	42.4%	41.7%	2.6%
Gregory C. Anderson, Senior Vice President, Treasury and Principal Accounting Officer	18.5%	39.5%	38.5%	3.5%

Compensation Components

Compensation is broken out into the following components:

Base Salary. Neither Mr. Gallagher nor Mr. Redmond receives a base salary. The base salaries of our newly promoted executive vice presidents and senior vice president, treasury were increased to $260,000 and $225,000, respectively, per year in 2017 with compensation committee approval. Their base salaries were last increased in 2013. Despite the raises and consistent with our below industry base salary policy, the base salary level for these named executive officers remains almost 45 percent below the median base salary for similar named executive officers at the other ten airlines based on their published 2016 information. These base salary levels are a function of our low cost strategy. Our named executive officers receive below market guaranteed pay but can profit from cash bonuses and equity awards dependent on the profitability and operating performance of the Company, aligning their interests with those of our shareholders.

Annual Discretionary Incentive Bonus Program. We structure our annual bonus compensation program to reward named executive officers, other management employees (our vice presidents, director level employees and managers) and other employees for our successful performance, and each individual's contribution to that performance. Depending on our profitability, cash bonuses may constitute a significant portion of our employees' total compensation. No cash bonus is earned unless our operating income exceeds 5 percent of our revenue for the year and, in that event, the total cash bonus pool will not exceed 10 percent of operating income. The final annual bonus pool amount is determined by our compensation committee after consideration of management recommendations and after our earnings release. Consistent with its determinations in previous years, the compensation committee approved a total bonus pool equal to approximately 10 percent of our operating income in 2017 after adjustment for the impairment charge. This percentage was higher than in prior years as our pilots now fully participate in the bonus plan after the collective bargaining agreement went into effect in September 2016. The allocation of the bonus pool among groups of eligible employees and, for executive officers and other key employees, the amount of equity grants, have been approved by the compensation committee without regard to any objective, predetermined individual performance criteria for 2016 and previous years. The compensation committee relies significantly on the recommendation of our chief executive officer with respect to the allocation of the bonus pool among our executive officers and other employee groups, and equity grants for our officers and managers. For 2017, cash bonuses for named executive officers were limited based on the formulaic plan adopted by the compensation committee last year.

For financial statement reporting purposes, the bonus is accrued throughout each year based on an estimated payment amount. Under our program, our named executive officers are eligible to share in the bonus pool in amounts determined subsequent to the end of each year. Compensation committee approval is required for bonuses payable to our chief executive officer, any executive serving on our board (Mr. Redmond) and any other named executive officers with an annual base salary of $200,000 or more (Messrs. Sheldon and Anderson at the end of 2017). Generally, payments under this cash bonus program are contingent upon continued employment through the actual date of payment.

The compensation committee considered our profitability in 2017 in determining the amount of the bonus pool and the bonuses payable to our chief executive officer and the allocation of bonuses among our other executives and employees. In light of our lower profitability in 2017 compared to 2016, the compensation committee approved a decrease of the cash bonus pool from approximately $34.7 million in 2016 to $27.2 million in 2017, in each case, including company-wide profit sharing. Approximately 4,035 employees participated in the bonus pool in 2017 compared to 3,700 in 2016.

In our service-based business, each employee's efforts contribute to our profitability. As such, all of our employees participate in the cash bonus pool. The cash bonus pool for 2017 included approximately $13.1 million in cash bonuses paid in August 2017 and February 2018 to all employees in proportion to their base salaries. The amount payable under this portion of the bonus pool is based solely on Company performance and payouts to our employees are non-discretionary. The balance of the cash bonus was paid in December 2017 and in the first quarter 2018 to members of the management team, in recognition of contributions made throughout the year. Employees other than our named executive officers received approximately 90 percent, 82 percent and 80 percent of the total cash bonus pool for 2017, 2016 and 2015, respectively.

In recognition of the Company's performance in 2017, the compensation committee approved a $1,500,000 cash bonus for our chief executive officer in 2017. This reflected a 47 percent reduction from the prior year’s bonus in light of the Company’s lower profitability in 2017 compared to 2016. The chief executive officer’s cash bonus is capped by the cash bonus formula, but the approved cash bonus was significantly less than the formulaic amount. For the year, Mr. Gallagher's total compensation declined 35 percent from 2016, which exceeded the percentage decline in operating income without regard to the impairment charge.

Our compensation committee believes the broad-based company-wide cash bonus plan has been very effective in motivating our employees to achieve the industry-leading results we have attained.

Although the cash base salaries combined with the bonuses of our other named executive officers may exceed those of certain similar officers in other companies within our general industry grouping, our compensation committee believes this to be warranted in light of our profitability and progress toward long-term initiatives in 2017 and the degree of at risk compensation dependent on Company performance.

For 2018, the compensation committee has tweaked the four pay metrics. The metrics in place under the Performance-Based Plan for 2018 will be operating margin ranking in the industry (same as for 2017); CASM - ex (for 2018, this will be based on internally established projections since the Company no longer publishes its CASM - ex projections); controllable completion (with threshold performance at 98.5 percent, target performance at 99.0 percent and maximum performance at 99.5 percent); and A14 (percentage of flights arriving within 14 minutes of scheduled time) with threshold performance at 70 percent, target performance at 75 percent, and maximum performance at 80 percent.

Compensation of President. In September 2016, we reached an agreement with our board member John Redmond to become our president. Mr. Redmond’s extensive experience in the hotel and hospitality industry has augmented our commitment to be a travel and leisure company and to broaden our business beyond that just of an airline. Showing confidence in the future value of the Company, Mr. Redmond agreed to no base salary at all and 100 percent of his compensation in the form of equity - restricted stock and stock appreciation rights vesting over three years. In accordance with the rules of the Securities and Exchange Commission (the "SEC"), the full value of these equity grants was included as 2016 compensation for Mr. Redmond in the Summary Compensation Table, but the compensation will be earned by Mr. Redmond from these equity grants over the three-year vesting period. Under this employment agreement, Mr. Redmond has no other entitlement to base salary or bonus compensation over the three-year term of the employment agreement. In addition, the equity grants are not guaranteed in that there is no accelerated vesting of the equity grants in the event of a change in control and no acceleration of vesting other than on a pro rata basis on employment termination for any reason. As a result, any unvested portion of the equity grants will be forfeited upon the termination of Mr. Redmond’s employment for any reason.

In recognition of his contributions to the organization as a whole and leading the effort to develop Sunseeker Resorts, our compensation committee awarded Mr. Redmond with a grant of restricted stock in 2017 as shown in the Summary Compensation Table. The new grant is subject to vesting over three years.

Long-Term Incentive Program. We believe long-term performance is achieved through an equity ownership culture that encourages long-term performance by our executive officers. Our chief executive officer maintains a substantial equity stake in our company and is our largest shareholder. The compensation committee has decided to provide all of our executive officers with grants of stock-based awards to reward them for the successful operating results of our company, and to further incentivize them for future performance. In addition, each of our named executive officers more than satisfies our minimum stock ownership guidelines, assuring alignment between our executive officers and shareholders.

The compensation committee considers stock-based awards as part of the discretionary incentive program to our executive officers each year at the time the cash bonus allocations are finalized, after our earnings release for the year. Strike prices for options and SARs are established based on the market value of our stock at the time of grant when the final compensation decisions are made for the year. This will typically occur in February following the end of each year. Other than this annual evaluation of stock-based grants and certain special retention stock grants in November 2016, we would typically only consider additional stock-based grants coincident with a new hire or promotion of management personnel. In February 2018, we granted equity awards consisting of restricted stock to our named executive officers as part of their 2017 compensation package. In February 2017, we granted equity awards consisting of restricted stock to our named executive officers as part of their 2016 compensation package. As these annual equity awards provide for a three-year vesting period with vesting occurring at the end of each year, the compensation to the executive officers remains at risk subject to their continuing employment with us.

In determining year-end 2017 incentive compensation for all executive officers, the compensation committee approved payment to our named executive officers (other than our chief executive officer and our president) of approximately 50 percent in cash (excluding the cash bonus payable to all employees based on their base salaries) and 50 percent in the value of equity grants. Despite a higher cash bonus for our chief executive officer for the year, the compensation committee approved an equity grant for our chief executive officer in the same amount as the year end grant for our executive vice president.

As equity grants have been made to our executive officers each year, the vesting schedule serves as incentive to remain with the Company because employment must continue from year to year to achieve additional vesting for equity grants within the past three years. Although the compensation committee has the authority to accelerate vesting of equity awards upon termination of employment or a change in control, our Long-Term Incentive Plan generally precludes vesting of performance-based awards beyond pro-rata or actual performance in the event of a change in control.

Our compensation committee determines the amount of equity grants in an attempt to provide meaningful incentives for the officers, but with consideration to the financial impact on our operating results. We have one of the lowest fixed cost cash compensation structures in our industry, as less than 20 percent of total pay has been paid by way of base salary for the past three years. The compensation committee rewards our executives primarily with cash bonuses and equity awards which typically make up the remaining approximately 80 percent of total compensation - with year-end compensation generally half in cash bonuses and half in equity awards. We have used this approach for many years. This approach has fostered a culture of performance, in the opinion of the compensation committee and the board, and aligns the interests of our executives with our shareholders as the amount of equity awards is tied to the amount of cash bonus which is based on our profitability.

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

Risk Mitigation Policies. Our board has approved the following compensation risk mitigating policies:

1.
Minimum security ownership of management - to assure proper alignment of the interests of management and those of our shareholders, our board has established minimum stock ownership guidelines for our named executive officers in an amount equal to three times base salary for our chief executive officer and two times base salary for our other named executive officers.

2.
Clawback policy - our Compensation Recoupment Policy applies to our executive officers. The policy provides that the compensation committee may require a covered person who engages in detrimental conduct (e.g., fraud or willful misconduct) to reimburse us for all, or a portion of, any cash bonus, incentive payment, equity-based award or other similar compensation received by him or her during the 12 months preceding such detrimental conduct. In addition, if we need to restate our reported financial results to correct a material accounting error, the compensation committee may seek to recover or cancel the excess portion of incentive compensation paid (including through cancellation of equity awards) during the 36-month period preceding the filing of the restatement that is deemed by us to be unearned.

3.	Long-Term Incentive Plan - our 2016 long-term incentive plan includes the following risk mitigation provisions:

> Minimum vesting requirements - equity grants must have a minimum one-year vesting requirement except that up to five percent of the shares available under the plan may be exempt from this requirement in the discretion of our board

> Repricing of options will be prohibited - although our prior plan did not prohibit repricing, we have never repriced any options or stock appreciation rights

> Option and stock appreciation right pricing - the exercise price for options or stock appreciation rights will not be less than the closing price of our stock on the date of grant. This is also consistent with our prior practice

> Granting of performance-based awards - the holder will be entitled to pro-rated vesting on a change in control or vesting based on actual performance to the date of change in control unless the award agreement provides otherwise. Our compensation committee will retain discretion as to acceleration of vesting of time-based awards on a change in control.

Special Cash Bonuses. Our board of directors declared a special cash dividend at the end of 2015, and instituted a regular quarterly dividend in first quarter 2015, which continues in effect. With respect to the special dividend paid in January 2015, our compensation committee approved special bonuses to the holders of options and stock appreciation rights in the same per share amount. Our compensation committee discontinued this practice for the special dividend declared in December 2015 and paid in January 2016. Holders of unvested shares of restricted stock are entitled to receive any cash dividends, whether regular or special, declared on our stock.

Other Compensation. Our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make changes to the levels of benefits and perquisites provided for our named executive officers.

401(k) Plan. We maintain a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 100 percent of their permitted contributions, up to a maximum of 3 percent of the participant's annual salary plus 50 percent of their contributions between 3 percent and 5 percent of their annual salary. Enhanced matching contributions apply to our pilots under our collective bargaining agreement. Eligible employees are immediately 100 percent vested in their individual contributions and “safe harbor” matching contributions. Neither Mr. Gallagher nor Mr. Redmond participate in the 401(k) plan.

Employee Stock Purchase Plan. The Allegiant Travel Company 2014 Employee Stock Purchase Plan or "ESPP" is intended to meet the requirements of an "employee stock purchase plan," as defined in Section 423 of the Internal Revenue Code. The purpose of the ESPP is to provide eligible employees of our Company with the opportunity to acquire an equity interest in the Company through participation in a payroll deduction-based employee stock purchase plan that is tax qualified under Code Section 423. Under the ESPP, our employees have an opportunity to acquire our common stock at a specified discount (currently a 15 percent discount) from the fair market value as permitted by Code Section 423. The compensation committee views the implementation of the ESPP as a positive development for shareholders, as it more closely aligns the interests of our employees with the interests of our shareholders. Neither Mr. Gallagher nor Mr. Redmond participate in the ESPP.

Compensation Risk. The compensation committee has determined that our compensation programs do not pose significant risk to our company as management’s interests are aligned with those of our shareholders. All employees are eligible to participate in the cash bonus program such that employees in any group or function are not included to the exclusion of employees in any other group or function. Further, the bonus pool depends on company-wide profitability such that rewards are based on the common goal of profitability. While the cash bonus program encourages short-term profitability, equity based grants to management employees under the long-term incentive plan encourage long-term success, further reducing compensation risk.

Current Frequency of Shareholder Advisory Votes on the Compensation of Our Named Executive Officers. Our board of directors has determined to include a shareholder advisory vote on the compensation of our named executive officers in our proxy materials every year. An annual vote was established in response to the outcome of the “say on pay frequency” advisory vote at the 2017 shareholders’ meeting at which 59.8 percent of our shareholders voting on the issue voted in favor of annual votes.

An advisory vote on "say on pay" for our named executive officers will occur at every annual meeting of shareholders. The next "say on pay frequency" vote is scheduled for our 2023 annual shareholders' meeting.

In conjunction with this year's shareholder advisory vote on compensation of our named executive officers and to present a longer-term view of executive compensation consistent with our decision to have a shareholder advisory vote every three years, the following table provides information regarding our financial performance and executive compensation for our chief executive officer over the preceding five-year period:

($ in thousands except per share amounts)	2017	2016	2015	2014	2013
Total Compensation of CEO (1)	$2,321	$3,571	$3,550	$1,078	$500
Operating Income (2)	$262,422	$370,558	$371,702	$200,624	$154,737
Operating Margin (2)	17.5%	27.2%	29.4%	17.6%	15.5%
Fully diluted earnings per share	$11.93	$13.21	$12.94	$4.86	$4.82
Stock Price at end of year	$154.75	$166.40	$167.83	$150.33	$105.44
Market Capitalization at end of year (3)	$2,486,115	$2,767,802	$2,820,030	$2,617,742	$1,955,306
Dollars Returned to Shareholders:
Cash Dividends (4)	$45,720	$39,812	$46,464	$43,703	$41,787
Stock Repurchases	$90,457	$66,371	$129,455	$139,105	$83,462
Total Shareholder Return over 5-year period (5)	128.1%	234.3%	260.1%	233.0%	125.8%
(1) Compensation shown is total compensation from Summary Compensation Table, including equity compensation valued as specified in the footnotes for such Table.
(2) Excluding impairment charges in 2014 and 2017.

(3) Market capitalization equals total number of shares outstanding multiplied by the closing stock price on the last day of the year.
(4) Cash dividends for 2015 and 2014 includes special dividends declared in the respective year and paid in January of the following year.
(5) Increase in stock price over 5-year period ending as of the end of each year indicated plus per share cash dividends declared during the 5-year period as a percentage of the per share price at the beginning of the 5-year period.

Prior to 2015, Mr. Gallagher received below market compensation. As such, any comparisons of his compensation from such earlier years to the more recent years will be disproportionate.

Compensation of Named Executive Officers and Other Information

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2015 through 2017 to our named executive officers. The table does not include a column for change in pension value or non-qualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

SUMMARY COMPENSATION TABLE

Name and Principal Position During 2017	Year	Salary	Bonus (1)	Stock Awards (2)(3)	Option/SAR Awards (2)(4)	All Other Compensation (5)	Total
Maurice J. Gallagher, Jr.	2017	$—	$1,500,000	$800,064	$—	$20,549	$2,320,613
Chief Executive Officer	2016	—	2,850,000	699,948	—	21,257	3,571,205
	2015	—	2,926,633	600,071	—	23,782	3,550,486

John Redmond (6)	2017	—	—	1,749,973	—	107,152	1,857,125
President, Director	2016	—	250,000	9,379,248	474,900	71,050	10,175,198

Scott Sheldon	2017	254,583	813,100	800,064	—	50,681	1,918,428
Executive Vice President, Chief Financial	2016	195,000	719,818	2,101,948(7)	—	36,491	3,053,257
Officer, Chief Operating Officer	2015	195,000	633,805	600,071	—	29,621	1,458,497

Scott M. Allard	2017	254,583	7,956	—	—	42,205	304,744
Executive Vice President, Chief	2016	195,000	719,818	2,101,948(7)	—	28,648	3,045,414
Information Officer (8)	2015	195,000	533,805	500,007	—	23,646	1,252,458

Gregory C. Anderson	2017	216,250	461,138	450,007	—	41,059	1,168,454
Senior Vice President, Principal	2016	170,833	442,239	1,801,970 (9)	—	23,556	636,628
Accounting Officer	2015	147,500	350,000	350,145	—	10,649	858,294

1.
Cash bonuses are reported in the year to which they relate, and are paid no later than the end of the first quarter of the following year. In the case of Messrs. Sheldon, Allard, and Anderson, the bonus column for 2017 and 2016 includes cash bonuses paid to them under the profit sharing portion of our cash bonus plan under which all employees participate in proportion to base salaries. The bonus column for 2015 also includes special cash bonuses with respect to the number of outstanding cash-settled SARs and stock options held by each named executive officer. These special cash bonuses were equal to the same per share amount of special cash dividends declared.

2.	Equity grants constituting part of the incentive bonus plan are reported in this table in the year to which they relate.

3.
Represents the grant date fair value of restricted stock awards granted, as calculated in accordance with stock-based compensation accounting standards. The fair value of each of these awards is based on the closing share price of our stock on the grant date. Although the table above indicates the full grant date value of the awards in the year in which the compensation is considered, the restricted stock granted vests over a three year or 42-month period.

4.
Represents the grant date fair value of SAR awards granted, as calculated in accordance with stock-based compensation accounting standards. The fair value of these awards is determined under the Black-Scholes option pricing model. For the assumptions used for purposes of determining the value of the awards included in each year's compensation, please refer to Note 11 of our consolidated financial statements for the year ended December 31, 2017. Although the table above indicates the full grant date value of the awards in the year in which the compensation is considered, the SARs granted vest over a three-year period.

5.
All Other Compensation consists of our matching contributions under the 401(k) plan for all officers, and cash dividends paid on shares of unvested restricted stock. No amount is included in this column for the value of all perquisites and personal benefits, including flight benefits, as these benefits did not exceed $10,000 for any executive officer.

6.
Mr. Redmond was elected as our President in September 2016 and served as an independent director prior to that, Mr. Redmond's total compensation reflected in the Table includes $25,000 of cash director fees paid in 2016 (under the heading "All Other Compensation") and $151,000 as the grant date value of restricted stock granted to him as a director on the date of our annual shareholder meeting in 2016 (included under the heading "Stock Awards"). Compensation for years prior to 2016 is not shown for Mr. Redmond as he did not serve as an executive officer during that period. Further, restricted stock ($8,527,800 of grant date value) and SARs awards ($474,900 of value) granted to Mr. Redmond in conjunction with his employment agreement, are subject to vesting over three years in accordance with the terms of his employment agreement and do not constitute part of the incentive bonus plan.

7.
The $2,101,948 value shown for stock awards to Messrs. Sheldon and Allard in 2016 includes (i) $699,948 of value attributable to the grant of restricted stock as part of the individual's annual compensation. and (ii) $1,402,000 of value from a special retention stock grant in November 2016 which vest over 42 months. A large portion of these grants to Mr. Allard were forfeited upon his employment termination in December 2017.

8.	Mr. Allard's employment with the Company terminated in December 2017.

9.
The $1,801,970 value for stock awards for Mr. Anderson in 2016 includes (i) $399,970 of value attributable to the grant of restricted stock as part of his annual compensation and (ii) $1,402,000 of value from a special retention grant in November 2016 which vest over 42 months.

Mr. Gallagher serves without base compensation as a result of his substantial equity interest. Mr. Redmond serves without base compensation in accordance with the terms of his employment agreement.

The base salaries for other named executive officers are reviewed and subject to change from year to year. The base salaries of each of Messrs. Sheldon and Allard were increased to $260,000 per year effective in 2017 in connection with each’s promotion to executive vice president. and the base salary for Mr. Anderson was increased to $225,000 per year in connection with his promotion to senior vice president, treasury in January 2017.

The compensation committee approves all base salary, bonus payments and other compensation payments to executive officers serving on our board of directors and to any other named executive officers making $200,000 or more per year in base salary.

For 2017, each executive officer received a bonus under our annual discretionary incentive bonus program. No bonus is earned unless our operating income exceeds 5 percent of our revenue for the year and, in that event, the bonus pool will not exceed 10 percent of operating income. The final bonus pool amount is determined by our compensation committee after review of the year-end financial statements and after consideration of management recommendations. Each executive officer’s allocation of the bonus pool for 2017 is determined by the compensation committee as described under "Compensation Discussion and Analysis." In determining year-end 2017 incentive compensation for our executive officers other than our chief executive officer and our president, the compensation committee approved payment of approximately 50 percent in the value of equity grants and cash.

In 2016, we introduced an employee profit sharing program whereby every employee receives a semi-annual bonus (2017 amounts paid in August 2017 and February 2018) which is based on our profitability and each employee is allocated an equal percentage of their base salary based on the total bonus pool. The percentage for 2017 was 5.2 percent.

Additionally, the bonuses in the Summary Compensation Table include special cash bonuses paid to our named executive officers corresponding to the special cash dividend paid to shareholders in January 2015. Our compensation committee determined to pay as special cash bonuses, the same amount per share with respect to unexercised stock options and cash-settled stock appreciation rights held by our named executive officers and other employees. This practice was discontinued in 2016.

Other compensation includes cash dividends paid on unvested restricted stock. Other compensation also includes matching contributions under our 401(k) plan. The amount of matching contribution paid for each executive officer depends on his payroll deductions.

CEO Pay Ratio

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the rules of the SEC, the Company is providing the following information about the relationship of the median of the annual total compensation of all employees of the Company and the annual total compensation of the Company’s CEO.

For 2017, the Company’s last completed fiscal year:

•	The median of the annual total compensation of all employees of the Company (other than the CEO) was $43,780;

•	The annual total compensation of the Company’s CEO, as reported in the above Summary Compensation Table, was $2,320,613; and

•
Based on this information, for 2017, the ratio of the annual total compensation of the Company’s CEO to the median of the annual total compensation of all employees was reasonably estimated to be 53 to 1.

To identify the median of the annual total compensation of all employees of the Company, as well as to determine the annual total compensation of the Company’s median employee and its CEO, the Company took the following steps:

•
The Company determined that, as of December 31, 2017, its employee population, for purposes of determining the median employee under the SEC rules, consisted of approximately 4,658 individuals, whether employed on a full-time, part-time, or temporary basis.

•
The Company used a consistently applied compensation measure to identify its median employee by comparing the amount of compensation reflected in its payroll records, as reported to the Internal Revenue Service (“IRS”) on Form W-2 for 2017.

•
The Company identified its median employee by consistently applying this compensation measure to all of its employees included in its analysis. The Company did not make any cost of living adjustments in identifying the median employee. The Company annualized the compensation for its permanent employees that were not employed for all of 2017.

•
After the Company identified its median employee, it combined all of the elements of such employee’s compensation for the 2017 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $43,780.

Grants of Plan-Based Awards in 2017

The following table describes grants of plan-based awards to our named executive officers during 2017:

Name	Grant Date	Stock awards: number of shares of stock (#) (1)	Grant date fair value of stock awards ($)(2)
Maurice J. Gallagher, Jr.	2/21/2017	4,025	$699,948
John Redmond	2/21/2017	4,025	699,948
Scott Sheldon	2/21/2017	4,025	699,948
Scott M. Allard	2/21/2017	4,025	699,948
Gregory C. Anderson	2/21/2017	2,300	399,970

1.	Grant of restricted stock on February 21, 2017 at a grant date fair value of $173.90 per share as part of 2016 compensation.

2.
As determined as set forth in Note 11 to our consolidated financial statements. Although the table above indicates the full grant date value of the awards, the restricted stock awards granted vest over a three year period.

Our compensation committee considers grants of restricted stock, stock options and SARs to our executive officers annually. The number of shares granted is not based on any specific percentage of the total compensation of the executive officer.

The restricted stock granted in 2017 is subject to a three-year vesting schedule to encourage continued employment by the executive officers.

In February 2018, we granted to our executive officers shares of restricted stock as part of their 2017 compensation packages. The value of these grants is reflected in the Summary Compensation Table as part of each executive officer’s 2017 compensation. The value of the equity grants in February 2017 and 2016 is reflected in the Summary Compensation Table as part of each executive officer’s 2016 and 2015 compensation, respectively.

Outstanding Equity Awards at Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2017:

Name	Shares underlying unexercised Options/SARs exercisable (#)	Shares underlying unexercised Options/SARs unexercisable (#)	Option/SAR exercise price ($)	Option/SAR expiration date	Shares of stock not vested (#)	Market value of shares of stock not vested ($)(1)
Maurice J. Gallagher, Jr.	12,645 (2)		85.24	3/8/2018
	9,737 (2)		108.59	3/6/2019
	4,060 (3)	2,029 (5)	181.47	2/25/2020
					551 (6)	85,267
					2,571 (7)	397,862
					4,025 (8)	622,868

John Redmond	5,000 (3)	10,000 (4)	146.03	9/9/2021
					4,025 (8)	622,869
					40,000 (9)	6,190,000

Scott Sheldon	4,060 (3)	2,029 (5)	181.47	2/25/2020
					551 (6)	85,267
					2,571 (7)	397,862
					4,025 (8)	622,869
					7,500 (10)	1,160,625

Scott M. Allard (11)	2,868 (3)		85.24	3/8/2018
	5,193 (2)		108.59	3/6/2019
	4,060 (3)		181.47	2/25/2020

Gregory C. Anderson	2,233 (3)	1,116 (5)	181.47	2/25/2020
					303 (6)	46,889
					1,500 (7)	232,125
					2,300 (8)	355,925
					7,500 (10)	1,160,625

1.	Based on our closing stock price of $154.75 on December 31, 2017.

2.	These options were vested as of December 31, 2017.

3.	These SARs, which may only be settled in cash, were vested as of December 31, 2017.

4.	These SARs, which may only be settled in cash, vest one-half on each of September 9, 2018 and 2019.

5.	These SARs, which may only be settled in cash, vested on February 25, 2018.

6.	This restricted stock vested on February 25, 2018.

7.	Unvested restricted stock vesting one-half on each of February 17, 2018 and 2019.

8.	Unvested restricted stock vesting one-third on each of February 21, 2018, 2019 and 2020.

9.	Unvested restricted stock vesting semi-annually on each of March 9 and September 9, 2018 and 2019.

10.	Unvested restricted stock vesting one-third on each of May 7, 2018, 2019 and 2020.

11.	Mr. Allard's employment terminated in December 2017, at which time, all unvested equity grants were forfeited.

Option/SAR Exercises and Stock Vested Table

The following table summarizes the number of option/SARs awards exercised and stock awards vested by our named executive officers in 2017 and the value realized on option/SARs exercise or stock award vesting:

	Option/SAR Awards		Stock Awards
	Shares acquired on exercise (#)	Value realized on exercise ($)	Shares acquired on vesting (#)	Value realized on vesting ($)
Maurice J. Gallagher, Jr.			1,285	220,249 (2)
			551	95,626 (3)
			768	129,600 (4)

John Redmond			10,000	1,589,500 (5)
			1,000	135,600 (6)
			10,000	1,153,500 (7)

Scott Sheldon	2,597	75,573 (1)
			1,285	220,249 (2)
			551	95,626 (3)
			921	155,419 (4)
			2,500	368,625 (8)

Scott M. Allard			1,071	183,569 (2)
			551	95,626 (3)
			921	155,419 (4)
			2,500	368,625 (8)

Gregory C. Anderson			750	128,550 (2)
			303	52,586 (3)
			154	25,988 (4)
			2,500	368,625 (8)

1.	Based on value of awards on date of options exercise (share price at date of exercise less exercise price).

2.	Based on our closing stock price of $171.40 on February 17, 2017, the date of vesting.

3.	Based on our closing stock price of $173.55 on February 24, 2017, the last trading day prior to the date of vesting.

4.	Based on our closing stock price of $168.75 on March 6, 2017, the date of vesting.

5.	Based on our closing stock price of $158.95 on March 9, 2017, the date of vesting.

6.	Based on our closing stock price of $135.60 on June 30, 2017, the date of vesting.

7.	Based on our closing stock price of $115.35 on September 8, 2017, the last trading date prior to the date of vesting.

8.	Based on our closing stock price of $147.45 on May 5, 2017, the last trading date prior to the date of vesting.

Employee Benefit Plans

Long-Term Incentive Plan

Our Long-Term Incentive Plan (the “2016 Plan”) was adopted by our board of directors and approved by the shareholders in 2016.

The individuals eligible to participate in our 2016 Plan include our officers and other employees, our non-employee board members and any consultants we engage.

Our 2016 Plan is administered by the compensation committee. This committee determines which eligible individuals are to receive stock-based awards, the time or times when such stock-based awards are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, and the terms and conditions of each award including, without limitation, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding, provided that no option term may exceed ten years measured from the date of grant.

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

The exercise price for the shares of the common stock subject to option grants made under our 2016 Plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

Some of the terms of the 2016 Plan intended to protect and promote the interests of our shareholders are:

Limit on total shares available for future awards -The maximum number of new shares of common stock available for awards under the 2016 Plan is 2,000,000 shares and, as a result of the fungible ratio described below, a fewer number of shares will be available for issuance under the 2016 Plan if we continue to use restricted stock. Stock appreciation rights which may only be settled in cash will not count against this limit.

Fungible Ratio - The 2016 Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at 2 times its number for purposes of the plan limit. As a result, only a maximum of 1,000,000 shares of restricted stock may be issued under the 2016 Plan. If a combination of restricted stock grants and stock options (or stock-settled stock appreciation rights) is used, the maximum number would be between 1,000,000 and 2,000,000 shares.

Certain shares not available for future awards - Any shares used by a participant to pay the exercise price or required tax withholding for an award will not be available for future awards under the 2016 Plan. The full number of stock-settled stock appreciation rights will be counted against the plan limit even if a fewer number of shares are delivered upon exercise.

No discounted options or stock appreciation rights - All stock options and stock appreciation rights must be granted with an exercise price or grant price of not less than the fair market value of the common stock on the grant date. As a result, the 2016 Plan prohibits discounted options or stock appreciation rights.

Prohibition on repricing - The 2016 Plan prohibits the repricing of stock options and stock appreciation rights (and other actions that have the effect of repricing). We have never repriced any stock options or stock appreciation rights.

Plan administration - The compensation committee, comprised solely of non-employee directors, administers the 2016 Plan.

Vesting acceleration on a change in control - In the event of a change in control, the vesting of performance-based awards may not be accelerated except to the extent based on actual results through the date of change in control or on a pro rata basis to reflect the portion of the applicable performance period that has elapsed, unless the award agreement provides otherwise. Vesting of time-based awards on a change in control is not accelerated under any outstanding award agreements.

Minimum vesting period for awards - The 2016 Plan provides that no awards will vest prior to one year after grant (or, in the case of those awards that vest upon the achievement of performance goals, a minimum performance period of one year) except that the compensation committee may provide for earlier vesting upon a participant’s termination of employment, death, disability or upon a change in control, subject to the above requirement for performance-based awards. The minimum vesting period need not apply for grants of up to five percent of the plan limit to the extent so designated by the compensation committee.

Clawback - The 2016 Plan refers to our executive compensation recoupment policy and provides that awards are subject to the application of that policy and other requirements of law.

Limit on individual grant - No award for more than 100,000 shares may be granted to any individual in any calendar year.

Limits on transferability of awards - The 2016 Plan does not permit options or other awards to be transferred to third parties for value or other consideration.

We intend that any compensation deemed paid by us in connection with the exercise of options or stock appreciation rights granted under our 2016 Plan for the disposition of the shares purchased or acquired under those options or stock appreciation rights will be regarded as “performance-based,” within the meaning of Section 162(m) of the Internal Revenue Code and that such compensation will not be subject to the annual $1 million limitation on the deductibility of compensation paid to covered executive officers which otherwise would be imposed pursuant to Section 162(m).

For accounting purposes, compensation expense related to equity based awards under the 2016 Plan is measured and recognized in accordance with stock-based compensation accounting standards.

Potential Payments upon Termination of Employment and Change in Control

Under his employment agreement and related equity grant agreements, John Redmond received equity grants of 60,000 shares of restricted stock and stock appreciation rights with respect to 15,000 shares with an exercise price equal to $146.03 per share. The restricted stock vests in semi-annual installments over a three-year period subject to pro rata acceleration upon death, disability, termination of employment without cause or upon a resignation with good reason. The stock appreciation rights vest in annual installments over a three-year period subject to pro rata acceleration upon death, disability, termination of employment without cause or upon a resignation with good reason. If such a termination, resignation, death or disability had occurred on December 31, 2017, Mr. Redmond would have realized approximately $1,157,572 from a pro rata acceleration of vesting (through the assumed December 31, 2017 termination date) of his theretofore unvested restricted stock (7,393 shares) and unvested cash-settled SARs (1,548 shares) held as of December 31, 2017, based on the $154.75 closing stock price on that date. In addition, he would continue to receive fringe benefits for a six-month period following any such termination. Under the employment agreement, Mr. Redmond has agreed to a nonsolicitation of employees during his employment and for two years thereafter and a nondisclosure of confidential information during his employment and for a period of three years thereafter.

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

The following table illustrates the compensation earned or paid to our non-management directors during 2017:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Montie Brewer	$40,000	$136,100	$176,100
Gary Ellmer	40,000	136,100	176,100
Linda A. Marvin	40,000	136,100	176,100
Charles W. Pollard	40,000	136,100	176,100
(1) Excludes expense reimbursements. We reimburse our directors for expenses incurred in attending board meetings.
(2) Represents the grant date fair value of restricted stock awards granted to each director in 2017 based on the closing stock price on the date of grant. All restricted stock granted to directors in 2017 will vest in 2018.

In 2017, no director received $10,000 or more in aggregate perquisites or other personal benefits, including the value of flight benefits. We do not provide tax gross-up payments to members of our board of directors.

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

COMPENSATION COMMITTEE
Montie Brewer	Gary Ellmer	Charles W. Pollard

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table shows information known to us with respect to beneficial ownership of our common stock as of April 30, 2018, by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 18, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than 5 percent of our outstanding common stock.

Each shareholder’s percentage ownership in the following table is based on 16,150,975 shares of common stock outstanding as of April 30, 2018 and treating as outstanding all options held by that shareholder and exercisable within 60 days of April 30, 2018.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Shareholders:
Maurice J. Gallagher, Jr. (1)	3,189,261	19.7%
FMR, LLC (2)	1,926,142	11.9%
BlackRock, Inc. (3)	1,582,211	9.8%
The Vanguard Group (4)	1,166,305	7.2%
Renaissance Technologies, LLC (5)	813,200	5.0%

Named Executive Officers and Directors:
Maurice J. Gallagher, Jr. (1)	3,189,261	19.7%
Montie Brewer (6)	12,000	*
Gary Ellmer (7)	2,000	*
Linda Marvin (8)	6,000	*
Charles Pollard (9)	6,000	*
John Redmond (10)	100,060	*
Scott Sheldon (11)	19,337	*
Scott Allard (12)	9,782	*
Gregory Anderson (13)	15,935	*
All executive officers and directors as a group (9 persons) (14)	3,360,375	20.8%

* Represents ownership of less than one percent.

1.
The address of Maurice J. Gallagher, Jr., is 1201 N. Town Center Drive, Las Vegas, Nevada 89144. These shares include 215,000 shares of common stock held by two entities controlled by Mr. Gallagher. The shares also include options to purchase 9,737 shares which are presently exercisable and 9,053 shares of restricted stock not yet vested. Of Mr. Gallagher's ownership, 1,330,000 shares are pledged under a line of credit agreement with a balance of less than 16 percent of the value of the pledged stock as of April 30, 2018.

2.
Information is based on a Schedule 13G/Amendment No. 3 filed with the Securities and Exchange Commission on February 13, 2018, by FMR, LLC. The Schedule 13G/Amendment No. 3 reports that as of December 30, 2017, FMR, LLC beneficially owns the indicated shares with sole voting power over 176,118 shares and sole dispositive power over 1,926,142 shares. The shares reported reflect the securities beneficially owned, or that may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson and members of her family may be deemed to have a controlling group with respect to FMR LLC by virtue of their ownership of shares in FMR LLC and a voting agreement. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by the Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of this beneficial owner is 245 Summer Street, Boston, Massachusetts 02210.

3.
Information is based on a Schedule 13G/Amendment No. 9 filed with the Securities and Exchange Commission on January 23, 2018, by BlackRock, Inc. The Schedule 13G/Amendment No. 9 reports that as of December 31, 2017, BlackRock, Inc.

has sole voting power over 1,562,018 shares and sole dispositive power over 1,582,211 shares which are owned by various subsidiaries of BlackRock, Inc. with no subsidiaries (other than BlackRock Fund Advisors) owning more than 5 percent of our outstanding common stock. The address of this beneficial owner is 55 East 52nd Street, New York, NY 10055.

4.
Information is based on a Schedule 13G/Amendment No. 4 filed with the Securities and Exchange Commission on February 12, 2018, by The Vanguard Group as an investment adviser. The Schedule 13G/Amendment No. 3 reports that as of December 31, 2017, The Vanguard Group beneficially has sole voting power over 24,119 shares, shared voting power over 200 shares, sole dispositive power over 1,142,437 shares and shared dispositive power over 23,868 shares. The address of this beneficial owner is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

5.
Information is based on a Schedule 13G/Amendment No. 4 filed with the Securities and Exchange Commission on February 14, 2018, by Renaissance Technologies, LLC ("RTC") and Renaissance Technologies Holdings Corporation ("RTHC"). The Schedule 13G/Amendment No. 4 reports that as of December 29, 2017, RTC (an investment adviser) and RTHC, by virtue of its majority ownership of RTC, have sole voting and dispositive power over 813,200 shares. The address of these beneficial owners is 800 Third Avenue, New York, NY 10022.

6.	Includes 1,000 shares of restricted stock held by Mr. Brewer not yet vested as of the date of this report.

7.	Includes 1,000 shares of restricted stock held by Mr. Ellmer not yet vested as of the date of this report.

8.	Includes 1,000 shares of restricted stock held by Ms. Marvin not yet vested as of the date of this report.

9.	Includes 1,000 shares of restricted stock held by Mr. Pollard not yet vested as of the date of this report.

10.	Includes 43,802 shares of restricted stock held by Mr. Redmond not yet vested as of the date of this report.

11.	Includes 16,553 shares of restricted stock held by Mr. Sheldon not yet vested as of the date of this report.

12.
Mr. Allard was Executive Vice President and Chief Information Officer until his employment terminated in December 2017. Mr. Allard's stock ownership reflected above is based on his beneficial ownership reports as of the date of his termination of employment and includes 5,193 options which were exercisable at that time.

13.	Includes 12,643 shares of restricted stock held by Mr. Anderson not yet vested as of the date of this report.

14.	See footnotes 1, 6-13.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)

Equity compensation plans approved by security holders (3)	27,575	$97.88	1,578,456

1.
The shares shown as being issuable under equity compensation plans approved by our security holders exclude unvested restricted stock awards of 192,890 as all restricted stock awards are deemed to have been issued, and exclude all outstanding stock appreciation rights ("SARs") which are settled in cash.

2.
Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at 2 times its number for purposes of the plan limit. As a result, only a maximum of 789,228 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan as of December 31, 2017.

3.	There are no securities to be issued under any equity compensation plans not approved by our security holders.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2017, we have been a party to the following transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5 percent of our capital stock or any member of their immediate families had a direct or indirect material interest.

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

All future transactions, including loans, if any, between us and our officers, directors and principal shareholders and their affiliates and any transactions between us and any entity with which our officers, directors or five percent shareholders are affiliated, will be approved by our audit committee and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Director Independence

Our board of directors has determined that all of our directors, other than Maurice J. Gallagher, Jr. and John Redmond, are independent under the rules of the Nasdaq Stock Market.  As neither Mr. Gallagher nor Mr. Redmond serve on any of the board’s committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14.     Principal Accountant's Fees and Services

Audit Fees

The aggregate fees billed by KPMG LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $820,000 for the year ended December 31, 2017 and $915,000 for the year ended December 31, 2016.

Audit-Related Fees

Fees billed by KPMG LLP for professional services that were reasonably related to the performance of the audits referred to above were $378,000 during 2017 and $214,000 during 2016.

Tax Fees

No fees were billed by KPMG LLP for tax compliance, tax advice or tax planning services during 2017 or 2016.

All Other Fees

There were $248,000 of other fees billed by KPMG LLP in 2017 in relation to assessment of new accounting standards. No such fees billed during the same period in 2016.

All non-audit services require an engagement letter to be signed prior to commencing any permissible services. The engagement letter must detail the fee estimates and the scope of services to be provided. The current policy of our audit committee requires pre-approval from our audit committee of the non-audit services in advance of the engagement and the audit committee's responsibilities in this regard may not be delegated to management. The audit committee has delegated pre-approval authority to its Chair. Under this delegation, the Chair must report any pre-approval decision to the audit committee at its next meeting following the pre-approval. No non-audit services were rendered that were not in compliance with this policy.

Item 15.  Exhibits and Financial Statement Schedules

The following were filed with the Original Filing of this report:

—	Financial Statements and Supplementary Data. The consolidated financial statements of the Company were included in Item 8 - Financial Statements and Supplementary Data of the Original Filing.
—
Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on April 24, 2018. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 25, 2018).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
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

10.17	Separation agreement and Mutual Release of All Claims dated January 12, 2018, between the Company and Scott M. Allard (3)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company (3)
21	List of Subsidiaries (3)
23.1	Consent of KPMG LLP, independent registered public accounting firm (3)
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 (v) Consolidated Cash Flow Statements for the years ended December 31, 2017, 2016 and 2015 (vi) the Notes to the Consolidated Financial Statements. (3) (4)

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

(3)	Previously filed as part of the Original Filing.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on April 30, 2018.

Allegiant Travel Company

By:	/s/ Scott Sheldon
Scott Sheldon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	April 30, 2018
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	Director	April 30, 2018
John Redmond

/s/ Scott Sheldon	Chief Financial Officer	April 30, 2018
Scott Sheldon

/s/ Gregory Anderson	Principal Accounting Officer	April 30, 2018
Gregory Anderson

Director
Montie Brewer

*	Director	April 30, 2018
Gary Ellmer

*	Director	April 30, 2018
Linda Marvin

*	Director	April 30, 2018
Charles W. Pollard

* /s/ Scott Sheldon
Scott Sheldon, Attorney in Fact