Form 10-Q
period 2018-03-31
Allegiant Travel CO
filed 2018-05-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 1, 2018 was 16,148,889.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,777	$59,449
Restricted cash	12,370	11,190
Short-term investments	341,262	352,681
Accounts receivable	64,344	71,057
Expendable parts, supplies and fuel, net	18,335	17,647
Prepaid expenses	27,941	23,931
Other current assets	1,776	5,320
TOTAL CURRENT ASSETS	516,805	541,275
Property and equipment, net	1,635,821	1,512,415
Long-term investments	85,659	78,570
Deferred major maintenance, net	33,321	31,326
Deposits and other assets	17,359	16,571
TOTAL ASSETS	$2,288,965	$2,180,157
CURRENT LIABILITIES:
Accounts payable	$29,801	$20,108
Accrued liabilities	119,448	105,127
Air traffic liability	256,773	204,299
Current maturities of notes payable and capital leases, net of related costs	154,850	214,761
TOTAL CURRENT LIABILITIES	560,872	544,295
Long-term debt and capital leases, net of current maturities and related costs	984,926	950,131
Deferred income taxes	131,647	119,013
Other noncurrent liabilities	11,716	13,407
TOTAL LIABILITIES:	1,689,161	1,626,846
SHAREHOLDERS' EQUITY:
Common stock, par value $.001	23	23
Treasury stock	(607,888)	(605,655)
Additional paid in capital	259,225	253,840
Accumulated other comprehensive loss, net	(3,959)	(2,840)
Retained earnings	952,403	907,943
TOTAL EQUITY	599,804	553,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,288,965	$2,180,157

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUE:
Passenger revenue	$396,771	$347,836
Third party products	10,325	12,742
Fixed fee contract revenue	10,556	11,259
Other revenue	7,792	8,174
Total operating revenue	425,444	380,011
OPERATING EXPENSES:
Aircraft fuel	106,027	84,662
Salary and benefits	112,963	96,298
Station operations	37,584	31,832
Maintenance and repairs	19,270	30,095
Depreciation and amortization	28,149	30,549
Sales and marketing	19,078	13,331
Aircraft lease rentals	21	164
Other	22,384	19,351
Total operating expenses	345,476	306,282
OPERATING INCOME	79,968	73,729
OTHER (INCOME) EXPENSE:
Interest expense	12,724	8,401
Interest income	(1,907)	(1,264)
Other, net	(240)	(360)
Total other expense	10,577	6,777
INCOME BEFORE INCOME TAXES	69,391	66,952
PROVISION FOR INCOME TAXES	14,198	24,601
NET INCOME	$55,193	$42,351
Earnings per share to common shareholders:
Basic	$3.43	$2.54
Diluted	$3.42	$2.54
Shares used for computation:
Basic	15,889	16,382
Diluted	15,898	16,405

Cash dividends declared per share:	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$55,193	$42,351
Other comprehensive (loss) income:
Change in available for sale securities, net of tax	(956)	225
Foreign currency translation adjustments	101	(83)
Change in derivatives, net of tax	(135)	(215)
Reclassification of derivative gains into Other revenue	(129)	(289)
Total other comprehensive loss	(1,119)	(362)
TOTAL COMPREHENSIVE INCOME	$54,074	$41,989

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$55,193	$42,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,149	30,549
(Gain) loss on aircraft and other equipment disposals	(132)	2,548
Provision for obsolescence of expendable parts, supplies and fuel	586	830
Amortization of deferred financing costs	494	365
Share-based compensation expense	3,796	4,349
Deferred income taxes	12,735	2,508
Changes in certain assets and liabilities:
Decrease in accounts receivable	6,713	23,162
Increase in prepaid expenses	(4,439)	(8,917)
Increase in accounts payable	9,959	9,394
Increase (decrease) in accrued liabilities	14,267	(10,561)
Increase in air traffic liability	52,474	50,078
Change in deferred major maintenance	(4,476)	(1,504)
Other, net	(2,392)	1,405
Net cash provided by operating activities	172,927	146,557
INVESTING ACTIVITIES:
Purchase of investment securities	(93,933)	(146,625)
Proceeds from maturities of investment securities	97,224	79,381
Purchase of property and equipment, including capitalized interest	(69,167)	(58,536)
Other investing activities	521	382
Net cash used in investing activities	(65,355)	(125,398)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(11,295)	(11,671)
Proceeds from the issuance of debt	—	22,000
Repurchase of common stock	(2,233)	(4,923)
Principal payments on debt and capital lease obligations	(102,914)	(26,425)
Other financing activities	1,378	(513)
Net cash used in financing activities	(115,064)	(21,532)
Net change in cash, cash equivalents, and restricted cash	(7,492)	(373)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	70,639	76,358
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$63,147	$75,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$17,902	$14,080
Income taxes paid, net of refunds	$37	$374

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets:

	As of March 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$50,777	$64,732
Restricted cash	12,370	11,253
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$63,147	$75,985

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company will adopt this standard effective January 1, 2019. The Company has not completed the assessment of this new standard. The Company believes adoption will have a significant impact on its consolidated balance sheets but is not expected to significantly change the recognition, measurement or presentation of associated expenses within the consolidated statements of income or cash flows.

Recently Adopted Standards

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The Company adopted this standard effective January 1, 2018. This standard was applied retrospectively, which resulted in the inclusion of restricted cash as shown in the beginning and ending balances of cash on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents, and restricted cash from our Consolidated Statement of Cash Flows to the amounts reported within our Consolidated Balance Sheet is also included in a table below our Statement of Cash Flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. Stranded tax effects occur when a change in enacted tax rates is recorded in income from operations, even in situations in which the related income tax effects of items in accumulated other comprehensive income (loss) were originally recognized in AOCI. This standard is effective for interim and annual reporting periods beginning after December 31, 2018, and early adoption is permitted. The Company adopted this standard effective January 1, 2018. Due to the adoption of this standard, $0.6 million was reclassified from AOCI to retained earnings as of March 31, 2018.

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (the "New Revenue Standard"). Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We adopted this standard using the full retrospective transition method effective January 1, 2018 and recast prior year results as shown below.

Under the New Revenue Standard, revenue for all air-related ancillary fees that are directly related to ticket revenue, such as seat fees and baggage fees, are no longer considered distinct performance obligations separate from passenger travel and are reclassified into passenger revenue. These are deemed part of the single performance obligation of providing passenger transportation. While the adoption of the New Revenue Standard did not have a significant effect on earnings, $154.7 million of air-related ancillary fees for the quarter ended March 31, 2018 are now classified as passenger revenue.

The adoption of the New Revenue Standard resulted in a net reduction to our air traffic liability at December 31, 2017 of $5.9 million. This change resulted from the recognition of breakage revenue on issuance for credit vouchers that are expected to expire unused. In addition, we now defer recognition of revenues for fees associated with flight changes or cancellations rather than recognizing at the time the fee is incurred. The Company already recognizes revenue from the Co-brand credit card program on the deferral method.

The Company has a significant contract with Bank of America to issue The Allegiant World Mastercard® in which points are earned and awarded to cardholders in exchange for consideration received under an agreement with a seven year scheduled duration expiring in 2023. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Consideration received from the Company’s co-brand agreement is allocated between the two components based on the relative selling price of each deliverable. The Company applies a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.

See Note 2, "Revenue Recognition," for more information.

Impact of Recently Adopted Standards

We recast certain prior period amounts to conform with the adoption of the New Revenue Standard as shown in the tables below.

	Three Months Ended March 31, 2017
	As Previously		Current
(in thousands, except per share data)	Reported	Adjustments	Presentation
Income Statement:
Passenger revenue*	$212,097	$135,739	$347,836
Air-related charges	131,565	(131,565)	—
Sales and marketing	9,998	3,333	13,331
Income tax provision	24,479	122	24,601
Net income	41,632	719	42,351
Diluted earnings per share	$2.50	$0.04	$2.54
*Passenger revenue previously reported as Scheduled service revenue.

	December 31, 2017
	As Previously		Current
(in thousands)	Reported	Adjustments	Presentation
Balance Sheet:
Air traffic liability	$210,184	$(5,885)	$204,299
Deferred income taxes	118,492	521	119,013
Retained earnings	902,579	5,364	907,943

Note 2 — Revenue Recognition

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, credit voucher breakage, seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight.

	Three Months Ended March 31,
	2018	2017
Scheduled service	$238,520	$214,263
Air-related ancillary charges	154,717	133,223
Co-brand redemption	3,534	350
Total passenger revenue	$396,771	$347,836

Scheduled service

Passenger tickets. We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. We record sales of passenger tickets to be flown by us in air traffic liability. Passenger revenue is recognized when we provide transportation or when ticket voucher breakage occurs.

We recognized $155.9 million in passenger revenue during the three months ended March 31, 2018 that was recorded in our air traffic liability balance of $204.3 million at December 31, 2017. We expect the remaining balance of the December 31, 2017 air traffic liability to be recognized during the remainder of 2018.

Credit voucher breakage. We estimate the value of vouchers that will expire unused and recognize revenue at the time the credit voucher is issued.

Air-related

Air-related revenue is primarily composed of services performed in conjunction with a passenger's flight including baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. We recognize revenue for these services when the related transportation service is provided. Prior to the adoption of the New Revenue Standard, the majority of these fees were classified separately as Ancillary air-related charges.

Co-brand redemption

In relation to the travel component of the contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the transportation is provided. See below for a discussion of the marketing component.

Points liability
Balance at January 1, 2018	$8,903
Points awarded	3,233
Points redeemed	(3,534)
Balance at March 31, 2018	$8,602

As of March 31, 2018, the amount of deferred revenue allocated to the co-branded credit card program is $8.6 million and is reflected in the Company's consolidated balance sheet with the short-term component in Accrued liabilities and the remainder in Other noncurrent liabilities. This is estimated to be recognized over the next two years.

Third Party Products

Third party products revenue is generated from the sale of hotel rooms, rental cars, ticket attractions and co-brand marketing revenue.

Revenue from the sale of hotel rooms, rental cars, and ticket attractions is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The Company follows accounting standards for determining whether it is a principal or an agent in revenue arrangements to determine the amount of revenue to be recognized for each element of a bundled sale involving air-related charges and third party products in addition to airfare. Revenue from the sale of third party products is recorded net (treatment as an agent) of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

Pursuant to the co-brand agreement with Bank of America, the Company has various performance obligations collectively referred to as the marketing component. These obligations consist of use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements. The marketing component is recorded as third party products revenue in the period in which points are awarded to the credit card holders.

Fixed Fee Contract Revenue

Fixed fee contract revenue consists of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Other Revenue

Other revenue is generated from leased aircraft, engines, and other miscellaneous sources. Lease revenue is recognized ratably over the lease term.

Accounts Receivable

Accounts receivable, reflected on the accompanying Consolidated Balance Sheet, primarily consist of amounts due from credit card companies associated with passenger revenue. These receivables are short-term, generally settled within a few days of sale. Bad debt expense, which occurs in the form of credit card chargebacks, was not material in any period presented.

Taxes and Fees

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of March 31, 2018	As of December 31, 2017
Flight equipment, including pre-delivery deposits	$1,668,984	$1,539,433
Computer hardware and software	124,728	123,675
Other property and equipment	142,630	125,855
Total property and equipment	1,936,342	1,788,963
Less accumulated depreciation and amortization	(300,521)	(276,548)
Property and equipment, net	$1,635,821	$1,512,415

Note 4 — Long-Term Debt

Long-term debt and capital lease obligations (in thousands):

	As of March 31, 2018	As of December 31, 2017
Fixed-rate notes payable and capital lease obligations due through 2029	$542,352	$465,462
Variable-rate notes payable due through 2027	597,424	699,430
Total long-term debt and capital lease obligations, net of related costs	1,139,776	1,164,892
Less current maturities, net of related costs	154,850	214,761
Long-term debt and capital lease obligations, net of current maturities and related costs	$984,926	$950,131

Weighted average fixed-interest rate on debt	5.4%	5.4%
Weighted average variable-interest rate on debt	3.8%	3.3%

Maturities of long-term debt and capital lease obligations for the remainder of 2018 and for the next five years and thereafter, in the aggregate, are: remaining in 2018 - $129.9 million; 2019 - $552.2 million; 2020 - $99.8 million; 2021 - $72.8 million; 2022 - $45.5 million; and $239.6 million thereafter.

Secured Debt

During the three months ended March 31, 2018, the Company did not enter into any new loan agreements.

Senior Secured Revolving Credit Facility

In 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it was entitled to borrow up to $56.0 million. As of December 31, 2017, the balance under this facility was $41.3 million, net of related costs, with five Airbus aircraft included in the collateral pool. In March 2018, the Company paid off the remaining balance under this facility.

On March 30, 2018, the Company amended this facility and will now be able to borrow up to $81.0 million based on the value of Airbus A320 Series aircraft which the Company may choose to place in the collateral pool. The facility has a term of 24 months. Any notes under the facility will bear interest at a floating rate based on LIBOR plus 1.75 percent. An individual aircraft may remain in the collateral pool for up to two years. As of March 31, 2018, there was no balance on this credit facility.

General Unsecured Senior Notes

In June 2014, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured obligations (the "Notes") which will mature in July 2019. In December 2016, the Company completed an offering of an additional $150.0 million principal amount of these notes, which were issued at a price of 101.5 percent of the principal amount, plus accrued interest from July 15, 2016. The Notes bear interest at a rate of 5.5 percent per year, payable in cash semi-annually, on January 15 and July 15 of each year.

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. As of December 31, 2017 and also March 31, 2018, the Company exceeded the consolidated total leverage ratio limit, which could affect the ability to make restricted payments in future periods after exhaustion of various exceptions. However, we do not expect this to have any impact on the restricted payments we routinely make in the ordinary course of business. The calculation is made on a quarterly basis based on the trailing 12 months.

Capital Leases

The Company has capital lease obligations related to aircraft, which significantly impacted our recognized assets and liabilities as of March 31, 2018, but did not result in any material cash receipts or cash payments during the quarter.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018			As of December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$33,473	$—	$33,473	$27,910	$—	$27,910
Municipal debt securities	3,102	—	3,102	2,782	—	2,782
Money market funds	889	889	—	1,297	1,297	—
Total cash equivalents	37,464	889	36,575	31,989	1,297	30,692
Short-term
Corporate debt securities	122,875	—	122,875	107,878	—	107,878
Commercial paper	101,058	—	101,058	108,678	—	108,678
Municipal debt securities	76,381	—	76,381	101,290	—	101,290
Federal agency debt securities	39,529	—	39,529	31,428	—	31,428
US Treasury Bonds	1,419	—	1,419	3,407	—	3,407
Total short-term	341,262	—	341,262	352,681	—	352,681
Long-term
Corporate debt securities	55,874	—	55,874	60,396	—	60,396
Federal agency debt securities	17,137	—	17,137	5,775	—	5,775
Municipal debt securities	9,658	—	9,658	9,405	—	9,405
US Treasury Bonds	2,990	—	2,990	2,994	—	2,994
Derivative instruments	107	—	107	282	—	282
Total long-term	85,766	—	85,766	78,852	—	78,852
Total financial instruments	$464,492	$889	$463,603	$463,522	$1,297	$462,225

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$451,107	$459,001	$451,321	$462,604	2
Non-publicly held debt	616,974	555,099	719,681	660,065	3
Total long-term debt	$1,068,081	$1,014,100	$1,171,002	$1,122,669

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

For the three months ended March 31, 2018, the Company had no open market share repurchases. For the three months ended March 31, 2017, open market share repurchases consisted of the following:

	Three Months Ended March 31,
	2018	2017
Shares repurchased (not in thousands) (1)	None	15,440
Average price per share	NA	$161.92
Total (in thousands)	None	$2,500
(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings.

During the three months ended March 31, 2018, the Company declared and paid recurring cash dividends of $0.70 per share, or $11.3 million.

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

For the three months ended March 31, 2018, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended March 31,
	2018	2017
Basic:
Net income	$55,193	$42,351
Less net income allocated to participating securities	(768)	(694)
Net income attributable to common stock	$54,425	$41,657
Net income per share, basic	$3.43	$2.54
Weighted-average shares outstanding	15,889	16,382
Diluted:
Net income	$55,193	$42,351
Less net income allocated to participating securities	(768)	(693)
Net income attributable to common stock	$54,425	$41,658
Net income per share, diluted	$3.42	$2.54
Weighted-average shares outstanding	15,889	16,382
Dilutive effect of stock options and restricted stock	46	91
Adjusted weighted-average shares outstanding under treasury stock method	15,935	16,473
Participating securities excluded under two-class method	(37)	(68)
Adjusted weighted-average shares outstanding under two-class method	15,898	16,405

For the three months ended March 31, 2018, anti-dilutive shares excluded from the calculation of earnings per share were 1,463 shares (not in thousands).

Note 8 — Commitments and Contingencies

As of March 31, 2018, the Company had firm commitments to purchase the following aircraft:

Aircraft Type	Number of Aircraft Under Contract
Airbus A319	1
Airbus A320	13

In addition, the Company has entered into lease agreements for an additional 13 Airbus A320 aircraft, three of which have been delivered but were not in service as of March 31, 2018. The remaining 10 aircraft are expected to be delivered by the end of 2018.

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft (including aircraft lease obligations), airport fees under use and lease agreements, and other operating lease obligations are as follows as of March 31, 2018 (in thousands):

As of March 31, 2018
Remaining in 2018	$128,042
2019	124,842
2020	69,488
2021	28,582
2022	25,004
Thereafter	164,987
Total commitments	$540,945

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 9 — Related Party Transactions

During the three months ended March 31, 2018, the Company did not make any payments to related parties.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. This approach to training focuses on concept mastery, recognizing that individuals learn at varying paces, through different styles, and is designed to ensure the trainee fully understands each module before moving on to more advanced training. During the three months ended March 31, 2017, the Company made payments to these entities of $0.2 million. No further payments are expected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2018 and 2017. Also discussed is our financial position as of March 31, 2018 and December 31, 2017. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

FIRST QUARTER REVIEW

Highlights:

•	Added four Airbus A320 series aircraft into service and retired five MD-80 aircraft;

•	experienced year-over-year load factor improvements for each month during the quarter, with an overall 2.9 percentage point increase in load factor for the quarter;

•	operating margin remained relatively flat year over year, with less than a one percentage point decline, despite a 20.4 percent increase in the average fuel cost per gallon;

•	significant operational improvements, as we ranked among the the top three airlines for having the lowest cancellation rates in the industry for both January and February 2018;

•	paid recurring cash dividends of $11.3 million during the quarter; and

•	operating 390 routes as of quarter-end versus 358 at the same point in 2017.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
MD-80	32	37	47
B757-200	—	—	2
A319 (1)	26	22	19
A320 (2)	30	30	17
Total	88	89	85
(1) Does not include eight A319 aircraft on lease to a European carrier and two that have been returned from lease but were not yet in service as of March 31, 2018.
(2) Does not include eight A320 aircraft for which we have taken delivery but were not yet in service as of March 31, 2018.

As of March 31, 2018, we had firm commitments to purchase 14 Airbus A320 series aircraft and had executed lease agreements for 10 Airbus A320 series aircraft which have yet to be delivered. We expect delivery of 16 of these committed aircraft in 2018 and the remaining aircraft in 2019 and 2020. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of June 30, 2018	As of September 30, 2018	As of December 31, 2018
MD-80	27	19	—
A319	31	31	32
A320	41	45	50
Total	99	95	82

NETWORK

Our operating network as of March 31, 2018 represents an 8.9 percent increase in the number of routes flown compared to March 31, 2017. Our total number of origination cities and leisure destinations were 98 and 19 as of March 31, 2018, compared with 97 and 20 as of March 31, 2017. As of May 1, 2018, we were selling 419 routes.

TRENDS

In continuing with our fleet transition to an all-Airbus fleet, we added four Airbus A320 series aircraft to our operating fleet during the first quarter of 2018. Airbus aircraft flew 72.4 percent of our scheduled service ASMs for the quarter, compared to 52.6 percent for the same time period in 2017. We expect 26 more Airbus A320 series aircraft to be placed in service by the end of 2018.

In conjunction with the fleet transition, we retired five MD-80 aircraft during the quarter and expect to retire the remaining 32 MD-80 aircraft by the end of 2018. Although the number of aircraft in our fleet will decline by the end of the year with the retirement of all of our MD-80 aircraft, we intend to continue to increase our capacity and network as we have higher utilization rates on our Airbus fleet.

We have seen significant improvements in our operations. According to the most recent Department of Transportation (DOT) statistics, we ranked among the the top three airlines for having the lowest cancellation rates in the industry for both January and February 2018. We have company initiatives to engage every employee in the goal of improving operations. Additionally, we expect to gain operational efficiencies as we transition to an all Airbus fleet.

Our customer satisfaction has improved. Travel & Leisure Magazine recently announced we finished third in its 2017 American Customer Satisfaction Index of the American airline industry, ahead of all three legacy carriers. The magazine reported we had the highest jump in score from the prior year of all airlines in the report.

In April 2018, CBS aired a 60 Minutes segment critical of our safety and the FAA oversight of our operations. We believe the report was misleading, misrepresented our safety culture at that time and now, and mostly ignored the substantial improvement in the reliability of our operations since the events reported. In the wake of this segment, our rate of cancellations increased and bookings declined. Within a matter of a few weeks after the story aired, cancellations and bookings returned to more normal levels. Although we do not believe the impact of this story will have a material effect on our results of operations, it is not known whether there will be any lingering effect on our business.

The continued roll out of our new revenue management system has had positive results. We have seen five consecutive months of year-over-year load factor improvements. Our overall scheduled service load factor for the first quarter 2018 was 85.1 percent compared to 82.2 percent for the first quarter 2017.

As of March 31, 2018, we were offering service on 142 medium-sized city routes compared to 101 as of the same date in 2017. We have 29 new routes expected to begin in the second quarter, including service into our newest cities - Nashville, Tennessee; Sarasota/Bradenton, Florida; and Charleston, South Carolina.

Planning and development for Sunseeker Resorts is ongoing. Construction is expected to begin in June 2018, with the opening of the resort planned for early 2020.

Our flight dispatchers have voted for union representation and negotiations began in February 2017, but we have yet to reach an agreement. There are approximately 40 employees in this employee group. Any labor actions following an inability to reach a collective bargaining agreement with this employee group could impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

In March 2018, our maintenance technicians, who represent approximately nine percent of our total employee base (approximately 340 employees), voted for union representation by the International Brotherhood of Teamsters (IBT). Negotiations for an agreement with this group will begin in the near future.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and air-related ancillary revenue, due to the implementation of the New Revenue Standard. For the first quarter 2018, passenger revenue increased 14.1 percent compared to 2017. The increase was driven by a 15.2 percent increase in scheduled service passengers offset by a 1.0 percent decrease in scheduled service average fare. The increase in scheduled service passengers is due to a 9.5 percent increase in departures and a 2.9 percentage point increase in load factor.

Third party products revenue. Third party product revenue for the first quarter 2018 decreased 19.0 percent overall compared to 2017, due mostly to the allocation of certain revenue components of our Allegiant World Mastercard® co-branded credit card, whereby $3.6 million of the revenue related to the travel component was reclassified into passenger revenue. This decrease was slightly offset by revenue on rental cars, which increased 20.5 percent year over year.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2018 decreased 6.2 percent from 2017. This was planned and expected due to less availability of aircraft for charter flying during our fleet transition.

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

	Three Months Ended March 31,		Percent
	2018	2017	Change
Aircraft fuel	$32.10	$29.38	9.3%
Salary and benefits	34.20	33.42	2.3
Station operations	11.38	11.05	3.0
Maintenance and repairs	5.83	10.45	(44.2)
Depreciation and amortization	8.52	10.60	(19.6)
Sales and marketing	5.78	4.63	24.8
Aircraft lease rentals	0.01	0.06	(83.3)
Other	6.78	6.72	0.9
Operating expense per passenger	$104.60	$106.31	(1.6)%
Operating expense per passenger, excluding fuel	$72.50	$76.93	(5.8)%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended March 31,				Percent
	2018		2017		Change
Aircraft fuel	2.84	¢	2.51	¢	13.1%
Salary and benefits	3.03		2.85		6.3
Station operations	1.01		0.94		7.4
Maintenance and repairs	0.52		0.89		(41.6)
Depreciation and amortization	0.75		0.90		(16.7)
Sales and marketing	0.51		0.40		27.5
Other	0.61		0.58		5.2
CASM	9.27	¢	9.07	¢	2.2%
Operating CASM, excluding fuel	6.43	¢	6.56	¢	(2.0)%

Aircraft fuel expense. Aircraft fuel expense increased 25.2 percent for the first quarter 2018 compared to 2017 as the system average fuel cost per gallon increased by 20.4 percent, coupled with a 3.8 percent increase in system fuel gallons consumed on a 10.4 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 6.4 percent year over year, due to increased flying on our Airbus aircraft which are more fuel efficient.

Salary and benefits expense. Salary and benefits expense increased $16.7 million or 17.3 percent for the first quarter 2018 when compared to the same period last year. The increase is largely attributable to a 6.8 percent increase in the number of full-time equivalent employees needed to support additional operating aircraft and the transition to a single fleet type. Additionally, the collective bargaining agreement with our flight attendants went into effect January 1, 2018. In conjunction with this agreement, flight attendant salaries increased an average of 14 percent year over year. There were also annual salary increases for our pilots, as dictated by their collective bargaining agreement.

Station operations expense. Station operations expense for the first quarter 2018 increased 18.1 percent on a 9.5 percent increase in scheduled service departures compared to the same period in 2017. The increase in expense outpaced the increase in departures due to expired incentives and an increase in various supplementary station expenses.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2018 decreased $10.8 million, or 36.0 percent compared to the same period in 2017. The year-over-year decrease is largely due to nine fewer heavy maintenance events performed on our MD-80 series aircraft, which are being systematically retired from our operating fleet. The cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2018 decreased $2.4 million, or 7.9 percent, year over year. The decrease is largely due to the retirement of our MD-80 aircraft. As a result of the impairment charge taken on our MD-80 fleet in fourth quarter 2017, we no longer have aircraft depreciation expense associated with this fleet type. Depreciation expense related to the MD-80 aircraft for the three months ended March 31, 2017 was $6.4 million.

This decrease in depreciation and amortization expense was partially offset by higher incremental monthly depreciation expense associated with our Airbus aircraft, as we continue to add Airbus aircraft into service. Depreciation expense related to the ownership of the Airbus A320 series aircraft was $18.2 million for the first quarter 2018 compared to $12.8 million for the same period in 2017. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $2.5 million for the first quarter 2018 compared to $1.3 million for the first quarter 2017.

Sales and marketing expense. Sales and marketing expense for the first quarter 2018 increased $5.7 million compared to the same period in 2017, mostly due to an increase in net credit card fees paid. There were also year-over-year increased expenses related to various marketing initiatives for our growing network.

Income Tax Expense

Our effective tax rate was 20.5 percent for the three months ended March 31, 2018, compared to 37.0 percent for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 differed from the statutory federal income tax rate of 21.0 percent primarily due to the dissolution of foreign subsidiaries, offset by state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2018	2017	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,302,951	2,881,248	14.6
Revenue passenger miles (RPMs) (thousands)	3,094,805	2,708,498	14.3
Available seat miles (ASMs) (thousands)	3,728,563	3,376,837	10.4
Load factor	83.0%	80.2%	2.8
Operating expense per ASM (CASM) (cents)	9.27	9.07	2.2
Fuel expense per ASM (cents)	2.84	2.51	13.1
Operating CASM, excluding fuel (cents)	6.43	6.56	(2.0)
ASMs per gallon of fuel	76.7	72.1	6.4
Departures	24,248	22,295	8.8
Block hours	57,803	53,193	8.7
Average stage length (miles)	910	903	0.8
Average number of operating aircraft during period	90.7	84.7	7.1
Average block hours per aircraft per day	7.1	7.0	1.4
Full-time equivalent employees at end of period	3,776	3,536	6.8
Fuel gallons consumed (thousands)	48,640	46,850	3.8
Average fuel cost per gallon	$2.18	$1.81	20.4

Scheduled service statistics:
Passengers	3,279,368	2,845,480	15.2
Revenue passenger miles (RPMs) (thousands)	3,064,619	2,661,934	15.1
Available seat miles (ASMs) (thousands)	3,602,015	3,237,164	11.3
Load factor	85.1%	82.2%	2.9
Departures	23,264	21,248	9.5
Block hours	55,689	50,876	9.5
Total passenger revenue per ASM (TRASM) (cents) (2)	11.30	11.14	1.4
Average fare - scheduled service (3)	$73.81	$75.42	(2.1)
Average fare - air-related charges (3)	$47.18	$46.82	0.8
Average fare - third party products	$3.15	$4.48	(29.7)
Average fare - total	$124.14	$126.72	(2.0)
Average stage length (miles)	916	908	0.9
Fuel gallons consumed (thousands)	46,872	44,892	4.4
Average fuel cost per gallon	$2.17	$1.80	20.6
Rental car days sold	398,587	375,711	6.1
Hotel room nights sold	108,984	105,328	3.5
Percent of sales through website during period	93.8%	95.1%	(1.3)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in Company's booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $501.9 million at December 31, 2017 to $490.1 million at March 31, 2018. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first three months of 2018, our primary source of funds was $172.9 million generated by operations. Our operating cash flows and previous borrowings have allowed us to invest in our fleet transition and return capital to shareholders. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments, as well as potential capital outlay related to Sunseeker Resorts as well as other travel and leisure initiatives. Of the 26 aircraft expected to be placed into service during the remainder of 2018, 13 are structured as capital leases and will not require separate financing, and 10 have already been paid for (representing the aircraft already returned or being returned from lease to a European carrier).

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

Debt

Our long-term debt obligations, without reduction for related issuance costs, decreased from $1,171.0 million as of December 31, 2017 to $1,068.1 million as of March 31, 2018 as we paid off our senior secured revolving credit facility and continued making scheduled repayments on our existing debt. During the first quarter of 2018, we did not enter into any new debt agreements.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2018, our operating activities provided $172.9 million of cash compared to $146.6 million during the same period of 2017. The year-over-year increase in cash inflows is the result of a $12.8 million increase in net income as well as changes in various asset and liability accounts, including a $24.8 million year-over-year increase in accrued liabilities.

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $65.4 million during the three months ended March 31, 2018 compared to $125.4 million for the same period in 2017. The year-over-year decrease is mostly due to investment security activity, as cash proceeds from investment securities (net of purchases) were $3.3 million in the first three months of 2018 compared to cash used to purchase investment securities (net of proceeds) of $67.2 million for the same period in 2017. Cash used to purchase property and equipment was $69.2 million for the first three months of 2018 compared to $58.5 million in the same period of 2017.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2018 was $115.1 million compared to $21.5 million for the same period in 2017. The year-over-year increase is primarily due to an increase in principal payments on long-term debt and capital lease obligations, as we paid $102.9 million in debt and capital lease payments in the first quarter 2018 compared to $26.4 million for the same period in 2017. Our debt payments in the first quarter 2018 included various balloon payments, as well as the payoff of our senior secured revolving credit facility, which had $41.6 million in outstanding principal as of December 31, 2017. Additionally, we did not receive any funds from issuance of new debt during the first quarter 2018, whereas we received $22.0 million in loan proceeds during the same period in 2017. For the three months ended March 31, 2018, we repurchased $2.2 million of common stock and paid cash dividends of $11.3 million, compared to the repurchase of $4.9 million in common stock and payment of cash dividends of $11.7 million for the same period in 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, fleet plan, financing plans, competitive position, industry environment, potential growth opportunities, future service to be provided, the effects of future regulation and competition, and the development of a resort in Southwest Florida. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, public perception of our safety, our reliance on automation systems, limitation on growth as we transition to a single fleet type, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the first quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K, except as discussed below relating to the New Revenue Standard.

Effective January 1, 2018, we adopted the New Revenue Standard using the full retrospective method, which resulted in the recast of the 2017 prior period data presented. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 30.7 percent of our operating expenses for the three months ended March 31, 2018. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2018, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $10.7 million. We have not hedged fuel price risk for many years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities and variable-rate debt. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the three months ended March 31, 2018 would have impacted interest income from cash and investment securities by approximately $1.2 million.

As of March 31, 2018, we had a total of $601.4 million in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the three months ended March 31, 2018, would have affected interest expense by approximately $1.6 million.

As of March 31, 2018, we had $466.7 million of fixed-rate debt, including current maturities and without reduction for related costs, which had a fair value of $474.0 million. A hypothetical 100 basis point change in market interest rates would not impact interest expense or have a material effect on the fair value of our fixed-rate debt instruments as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for further information about market risk.

Item 4. Controls and Procedures

As of March 31, 2018, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Based on this evaluation, our management has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon this evaluation, management concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in our reports filed with the SEC under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers”. Although the new revenue standard is not expected to have a material impact on our ongoing net income, changes were made to relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January	177	$161.45	None
February	9,741	167.96	None
March	3,269	174.30	None
Total	13,187	$169.45		$100,000

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on April 24, 2018 (2)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 25, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 8, 2018	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer