Form 10-Q
period 2018-06-30
Allegiant Travel CO
filed 2018-08-03
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 1, 2018 was 16,163,533.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,981	$59,449
Restricted cash	13,253	11,190
Short-term investments	343,180	352,681
Accounts receivable	24,184	71,057
Expendable parts, supplies and fuel, net	20,419	17,647
Prepaid expenses	34,447	23,931
Other current assets	829	5,320
TOTAL CURRENT ASSETS	465,293	541,275
Property and equipment, net	1,746,707	1,512,415
Long-term investments	56,358	78,570
Deferred major maintenance, net	36,957	31,326
Deposits and other assets	20,190	16,571
TOTAL ASSETS:	$2,325,505	$2,180,157
CURRENT LIABILITIES
Accounts payable	$27,473	$20,108
Accrued liabilities	124,326	105,127
Air traffic liability	236,932	204,299
Current maturities of long-term debt and capital lease obligations, net of related costs	144,392	214,761
TOTAL CURRENT LIABILITIES	533,123	544,295
Long-term debt and capital lease obligations, net of current maturities and related costs	992,322	950,131
Deferred income taxes	144,254	119,013
Other noncurrent liabilities	11,138	13,407
TOTAL LIABILITIES:	1,680,837	1,626,846
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury stock	(607,025)	(605,655)
Additional paid in capital	263,034	253,840
Accumulated other comprehensive loss, net	(2,473)	(2,840)
Retained earnings	991,109	907,943
TOTAL EQUITY:	644,668	553,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,325,505	$2,180,157

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUE:
Passenger revenue	$405,572	$367,250	$802,343	$715,086
Third party products	17,799	14,304	28,124	27,046
Fixed fee contract revenue	7,653	11,029	18,209	22,289
Other revenue	5,756	9,261	13,548	17,434
Total operating revenue	436,780	401,844	862,224	781,855
OPERATING EXPENSES:
Aircraft fuel	122,454	85,387	228,481	170,049
Salary and benefits	101,645	92,221	214,608	188,519
Station operations	41,553	38,998	79,137	70,830
Maintenance and repairs	24,611	28,645	43,881	58,740
Depreciation and amortization	29,833	30,129	57,983	60,678
Sales and marketing	18,348	13,492	37,426	26,822
Aircraft lease rentals	75	2,400	96	2,564
Other	24,039	24,777	46,422	44,129
Total operating expenses	362,558	316,049	708,034	622,331
OPERATING INCOME	74,222	85,795	154,190	159,524
OTHER (INCOME) EXPENSE:
Interest expense	13,156	8,889	25,880	17,291
Interest income	(1,927)	(1,475)	(3,834)	(2,739)
Other, net	(50)	(493)	(290)	(854)
Total other expense	11,179	6,921	21,756	13,698
INCOME BEFORE INCOME TAXES	63,043	78,874	132,434	145,826
PROVISION FOR INCOME TAXES	13,027	29,836	27,225	54,437
NET INCOME	$50,016	$49,038	$105,209	$91,389
Earnings per share to common shareholders:
Basic	$3.10	$2.98	$6.53	$5.52
Diluted	$3.10	$2.97	$6.52	$5.51
Shares used for computation:
Basic	15,939	16,198	15,898	16,290
Diluted	15,945	16,220	15,914	16,317

Cash dividends declared per share:	$0.70	$0.70	$1.40	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$50,016	$49,038	$105,209	$91,389
Other comprehensive income (loss):
Change in available for sale securities, net of tax	113	(2)	(843)	222
Foreign currency translation adjustments	113	(215)	214	(298)
Change in derivatives, net of tax	1,260	(581)	996	(1,085)
Total other comprehensive income (loss)	1,486	(798)	367	(1,161)
TOTAL COMPREHENSIVE INCOME	$51,502	$48,240	$105,576	$90,228

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$105,209	$91,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,983	60,678
(Gain) loss on aircraft and other equipment disposals	(1,491)	4,901
Provision for obsolescence of expendable parts, supplies and fuel	493	1,753
Amortization of deferred financing costs	744	775
Share-based compensation expense	6,106	7,249
Deferred income taxes	25,241	52,153
Changes in certain assets and liabilities:
Decrease in accounts receivable	46,873	16,572
Increase in prepaid expenses	(10,516)	(9,476)
Increase in accounts payable	7,631	2,263
Increase in accrued liabilities	20,859	10,382
Increase in air traffic liability	32,633	42,394
Change in deferred major maintenance	(7,841)	(14,331)
Other, net	(689)	(3,782)
Net cash provided by operating activities	283,235	262,920
INVESTING ACTIVITIES:
Purchase of investment securities	(168,923)	(242,895)
Proceeds from maturities of investment securities	199,294	154,334
Aircraft pre-delivery deposits	—	(63,468)
Purchase of property and equipment, including capitalized interest	(187,456)	(118,846)
Other investing activities	(1,468)	1,352
Net cash used in investing activities	(158,553)	(269,523)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(22,605)	(23,204)
Proceeds from the issuance of debt	10,797	134,540
Repurchase of common stock	(2,994)	(84,940)
Principal payments on debt and capital lease obligations	(142,399)	(64,876)
Other financing activities	4,114	188
Net cash used in financing activities	(153,087)	(38,292)
Net change in cash, cash equivalents, and restricted cash	(28,405)	(44,895)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	70,639	76,358
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$42,234	$31,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$24,370	$16,001
Income taxes paid, net of (refunds)	$(41,284)	$(13,967)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets:

	As of June 30,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$28,981	$20,040
Restricted cash	13,253	11,423
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$42,234	$31,463

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its majority-owned operating subsidiaries. The Company has no independent operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Any subsidiaries of the parent company other than the subsidiary guarantors are minor. All intercompany balances and transactions have been eliminated.

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2017 and filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

Standards Effective in Future Years

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 related to leases. This standard will require leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company will adopt this standard effective January 1, 2019. The Company has not completed the assessment of this new standard and believes adoption will have a significant impact on its consolidated balance sheets but is not expected to significantly change the recognition, measurement or presentation of associated expenses within the consolidated statements of income or cash flows.

Recently Adopted Standards

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted this standard effective January 1, 2018.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. The Company adopted this standard effective January 1, 2018 and a one-time effect of $0.6 million was reclassified from AOCI to retained earnings as of June 30, 2018 as a result of this adoption.

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (the "New Revenue Standard"). Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this standard using the full retrospective transition method effective January 1, 2018 and recast prior year results. See Note 2, "Revenue Recognition" for more information on the financial impact of this adoption.

Under the New Revenue Standard, revenue for all air-related ancillary fees that are directly related to ticket revenue, such as seat fees and baggage fees, are no longer considered distinct performance obligations separate from passenger travel and are reclassified into passenger revenue. These are deemed part of the single performance obligation of providing passenger transportation. While the adoption of the New Revenue Standard did not have a significant effect on earnings, $167.6 million and $322.3 million of air-related ancillary fees for the three and six months ended June 30, 2018, respectively, are now classified as passenger revenue.

The adoption of the New Revenue Standard resulted in a net reduction to air traffic liability at December 31, 2017 of $5.9 million. This change resulted from the recognition of breakage revenue on issuance of credit vouchers that are expected to expire unused. In addition, recognition of revenues for fees associated with flight changes or cancellations are now deferred rather than being recognized at the time the fee is incurred. The Company recognizes revenue from the co-brand credit card program on the deferral method.

Bank of America has issued The Allegiant World Mastercard® in which points are earned and awarded to cardholders in exchange for consideration received under an agreement with a seven year scheduled duration expiring in 2023. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Consideration received from the Company’s co-brand agreement is allocated between the two components based on the relative selling price of each deliverable. The Company applies a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.

Note 2 — Revenue Recognition

Certain prior period amounts have been recast to conform to the adoption of the New Revenue Standard as shown in the tables below.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in thousands, except per share	As Previously Reported		Current Presentation	As Previously Reported		Current Presentation
data)		Adjustments			Adjustments
Income Statement:
Passenger revenue (1)	$220,615	$146,635	$367,250	$432,713	$282,373	$715,086
Air-related charges	145,405	(145,405)	—	276,970	(276,970)	—
Sales and marketing	12,861	631	13,492	22,859	3,963	26,822
Income tax provision	29,800	36	29,836	54,279	158	54,437
Net income	48,475	563	49,038	90,107	1,282	91,389
Diluted earnings per share	$2.94	$0.03	$2.97	$5.43	$0.08	$5.51
(1) Passenger revenue previously reported as Scheduled service revenue.

	December 31, 2017
	As Previously		Current
(in thousands)	Reported	Adjustments	Presentation
Balance Sheet:
Air traffic liability	$210,184	$(5,885)	$204,299
Deferred income taxes	118,492	521	119,013
Retained earnings	902,579	5,364	907,943
Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, credit voucher breakage, seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight, as well as co-brand point redemptions as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Scheduled service	$235,746	$220,811	$474,267	$435,075
Air-related ancillary charges	167,630	145,887	322,347	279,111
Co-brand redemptions	2,196	552	5,729	900
Total passenger revenue	$405,572	$367,250	$802,343	$715,086

Scheduled service

Passenger tickets. The Company provides scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs.

The contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $187.8 million was recognized into passenger revenue during the six months ended June 30, 2018 that was recorded in the air traffic liability balance of $204.3 million at December 31, 2017.

Credit voucher breakage. The Company estimates the value of vouchers that will expire unused and recognizes revenue at the time the credit voucher is issued.

Air-related

Air-related revenue is primarily composed of services performed in conjunction with a passenger's flight and include baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenue for these services is recognized when the related transportation service is provided. Prior to the adoption of the New Revenue Standard, the majority of these fees were classified separately as Air-related ancillary charges.

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

The following table presents the activity of the current and non-current point liabilities (in thousands):

2018
Balance at January 1	$8,903
Points awarded	6,898
Points redeemed	(5,730)
Balance at June 30	$10,071

As of June 30, 2018, $6.9 million of the current points liability is reflected in Accrued liabilities and represents our current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in Other noncurrent liabilities expected to be recognized into revenue in periods thereafter. See below, Third Party Products revenue, for discussion of the marketing component.

Third Party Products

Third party products revenue is generated from the sale of hotel rooms, rental cars, ticket attractions and co-brand marketing revenue.

Revenue from the sale of hotel rooms, rental cars, and ticket attractions is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The Company follows the accounting standards for principal versus agent revenue arrangements to determine the amount of revenue to be recognized for each element of a bundled sale involving air-related charges and third party products, in addition to airfare. Revenue from the sale of third party products is recorded net (treatment as an agent) of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

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

Accounts Receivable

Accounts receivable, reflected on the accompanying consolidated balance Sheets, primarily consist of amounts due from credit card companies associated with passenger revenue. These receivables are short-term, generally settled within a few days of sale. Bad debt expense, which occurs in the form of credit card chargebacks, was not material in any period presented.

Taxes and Fees

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of June 30, 2018	As of December 31, 2017
Flight equipment, including pre-delivery deposits	$1,785,184	$1,539,433
Computer hardware and software	131,661	123,675
Other property and equipment	151,802	125,855
Total property and equipment	2,068,647	1,788,963
Less accumulated depreciation and amortization	(321,940)	(276,548)
Property and equipment, net	$1,746,707	$1,512,415

Note 4 — Long-Term Debt

Long-term debt and capital lease obligations (in thousands):

	As of June 30, 2018	As of December 31, 2017
Fixed-rate debt and capital lease obligations due through 2030	$577,452	$465,462
Variable-rate debt due through 2027	559,262	699,430
Total long-term debt and capital lease obligations, net of related costs	1,136,714	1,164,892
Less current maturities, net of related costs	144,392	214,761
Long-term debt and capital lease obligations, net of current maturities and related costs	$992,322	$950,131

Weighted average fixed-interest rate on debt	5.4%	5.4%
Weighted average variable-interest rate on debt	4.0%	3.3%

Maturities of long-term debt and capital lease obligations for the remainder of 2018 and for the next five years and thereafter, in the aggregate, are: remaining in 2018 - $92.5 million; 2019 - $555.4 million; 2020 - $103.5 million; 2021 - $76.6 million; 2022 - $49.2 million; and $259.5 million thereafter.

Secured Debt

During the six months ended June 30, 2018, the Company borrowed $10.8 million under a loan agreement secured by various ground equipment. The notes bear interest at a fixed rate of 4.2 percent per year, payable in monthly installments over five years.

Senior Secured Revolving Credit Facility

In 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it was entitled to borrow up to $56.0 million. In March 2018, the Company paid off the balance of the facility and amended it to increase the borrowing limit to $81.0 million. The amended facility has a term of 24 months and is based on the value of Airbus A320 Series aircraft which the Company may choose to place in the collateral pool. There was no balance under this facility as of June 30, 2018.

See Note 10, "Subsequent Events," for more information on the revolving credit facility.

General Unsecured Senior Notes

In June 2014, the Company completed an offering of $300.0 million aggregate principal amount of senior unsecured obligations (the "Notes") which will mature in July 2019. In December 2016, the Company completed an offering of an additional $150.0 million principal amount of these notes, which were issued at a price of 101.5 percent of the principal amount, plus accrued interest from July 15, 2016. The Notes bear interest at a rate of 5.5 percent per year, payable in cash semi-annually, on January 15th and July 15th of each year.

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. As of December 31, 2017 and June 30, 2018, the Company exceeded the consolidated total leverage ratio limit, which could affect the ability to make restricted payments in future periods after exhaustion of various exceptions. However, it is not expected that this will have any impact on the restricted payments routinely made in the ordinary course of business. The calculation is made on a quarterly basis based on the trailing 12 months.

Capital Leases

The Company has capital lease obligations related to aircraft, which significantly impacted our recognized assets and liabilities as of June 30, 2018, but did not result in any significant cash receipts or cash payments during the quarter.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018			As of December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$9,952	$—	$9,952	$27,910	$—	$27,910
Municipal debt securities	5,325	—	5,325	2,782	—	2,782
Money market funds	115	115	—	1,297	1,297	—
Total cash equivalents	15,392	115	15,277	31,989	1,297	30,692
Short-term
Commercial paper	141,091	—	141,091	108,678	—	108,678
Corporate debt securities	116,804	—	116,804	107,878	—	107,878
Municipal debt securities	53,143	—	53,143	101,290	—	101,290
Federal agency debt securities	30,718	—	30,718	31,428	—	31,428
US Treasury Bonds	1,424	—	1,424	3,407	—	3,407
Total short-term	343,180	—	343,180	352,681	—	352,681
Long-term
Corporate debt securities	43,363	—	43,363	60,396	—	60,396
Federal agency debt securities	10,022	—	10,022	5,775	—	5,775
US Treasury Bonds	2,973	—	2,973	2,994	—	2,994
Derivative instruments	21	—	21	282	—	282
Municipal debt securities	—	—	—	9,405	—	9,405
Total long-term	56,379	—	56,379	78,852	—	78,852
Total financial instruments	$414,951	$115	$414,836	$463,522	$1,297	$462,225

The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. Remaining debt is not publicly held, and the Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of June 30, 2018		As of December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$450,893	$453,147	$451,321	$462,604	2
Non-publicly held debt	589,357	526,887	719,681	660,065	3
Total long-term debt	$1,040,250	$980,034	$1,171,002	$1,122,669

Due to the short-term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 6 — Shareholders’ Equity

The Company is authorized by the Board of Directors to acquire up to $100.0 million of its stock through open market purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares repurchased (not in thousands) (1)	None	589,057	None	604,497
Average price per share	NA	$142.16	NA	$142.66
Total (in thousands)	None	$83,740	None	$86,240
(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings.

During the six months ended June 30, 2018, the Company declared and paid recurring cash dividends of $1.40 per share, or $22.6 million.

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

For the three and six months ended June 30, 2018, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income	$50,016	$49,038	$105,209	$91,389
Less net income allocated to participating securities	(659)	(789)	(1,427)	(1,482)
Net income attributable to common stock	$49,357	$48,249	$103,782	$89,907
Earnings per share, basic	$3.10	$2.98	$6.53	$5.52
Weighted-average shares outstanding	15,939	16,198	15,898	16,290
Diluted:
Net income	$50,016	$49,038	$105,209	$91,389
Less net income allocated to participating securities	(658)	(789)	(1,425)	(1,480)
Net income attributable to common stock	$49,358	$48,249	$103,784	$89,909
Earnings per share, diluted	$3.10	$2.97	$6.52	$5.51
Weighted-average shares outstanding	15,939	16,198	15,898	16,290
Dilutive effect of stock options and restricted stock	44	71	63	92
Adjusted weighted-average shares outstanding under treasury stock method	15,983	16,269	15,961	16,382
Participating securities excluded under two-class method	(38)	(49)	(47)	(65)
Adjusted weighted-average shares outstanding under two-class method	15,945	16,220	15,914	16,317

For the three and six months ended June 30, 2018, anti-dilutive shares excluded from the calculation of earnings per share were 1,379 and 607 shares (not in thousands), respectively.

Note 8 — Commitments and Contingencies

As of June 30, 2018, the Company had firm commitments to purchase 11 Airbus A320 aircraft. In addition, the Company has entered into lease agreements for an additional 13 Airbus A320 aircraft, three of which have been delivered and are in service, and one of which has been delivered but was not in service as of June 30, 2018. The remaining nine aircraft are currently scheduled to be delivered in the second half of 2018 and first quarter of 2019.

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft (including aircraft lease obligations), airport fees under use and lease agreements, and other operating lease obligations are as follows as of June 30, 2018 (in thousands):

As of June 30, 2018
Remaining in 2018	$79,148
2019	123,164
2020	67,422
2021	26,288
2022	23,569
Thereafter	150,598
Total commitments	$470,189

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 9 — Related Party Transactions

During the three and six months ended June 30, 2018, the Company made no payments to related parties.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. During the three and six months ended June 30, 2017, the Company made payments to these entities of $0.2 million. No further payments are expected.

Note 10 — Subsequent Events

In July 2018, the Company drew down $46.9 million under its senior secured revolving credit facility. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due on March 31, 2020.

Also in July 2018, the Company also borrowed $34.5 million under a loan agreement secured by one Airbus A320 series aircraft. The note bears interest at a floating rate based on LIBOR and will be payable in quarterly installments through July 2028.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2018 and 2017. Also discussed is our financial position as of June 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

SECOND QUARTER REVIEW

Highlights:

•	Added 10 Airbus A320 series aircraft into service and retired five MD-80 aircraft during the quarter. We are on track to retire the remaining MD-80 aircraft by the end of November 2018;

•	realized a 10.4 percent increase in passenger revenue which offset higher fuel costs;

•	achieved a 5.0 percent decrease in CASM excluding fuel costs despite higher operational costs associated with the fleet transition; and

•	paid recurring cash dividends of $11.3 million during the quarter, $22.6 million year to date.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
MD-80	27	37	45
B757-200	—	—	2
A319 (1)	31	22	20
A320 (2)	35	30	21
Total	93	89	88
(1) Does not include six A319 aircraft on lease to a European carrier as of June 30, 2018.
(2) Does not include seven A320 aircraft for which we have taken delivery but were not yet in service as of June 30, 2018.

As of June 30, 2018, we had firm commitments to purchase 11 Airbus A320 series aircraft and had executed lease agreements for nine Airbus A320 series aircraft which have yet to be delivered. We expect delivery of 10 of these aircraft in 2018 and the remaining aircraft in 2019 and 2020. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of September 30, 2018	As of December 31, 2018
MD-80	19	—
A319	31	32
A320	44	45
Total	94	77

NETWORK

As of June 30, 2018, we were operating 413 routes verses 382 as of the same date last year, which represents an 8.1 percent increase. Our total numbers of origination cities and leisure destinations were 97 and 21 as of June 30, 2018.

We also announced Knoxville, Tennessee as our 16th base, with base operations planned to begin in November 2018.

TRENDS

As our fleet transition continues, we added 10 Airbus A320 series aircraft to our operating fleet during the second quarter of 2018. Airbus aircraft flew 76.8 percent of our scheduled service ASMs for the quarter, compared to 55.4 percent for the same time period in 2017, which drove a 5.8 percent increase in fuel efficiency (measured as ASMs per gallon). We expect 11 more Airbus A320 series aircraft to be placed in service by the end of 2018 and to have fully retired the remaining 19 MD-80 aircraft by the end of 2018.

Although the number of aircraft in our fleet will decline by the end of the year with the retirement of all of our MD-80 aircraft, we intend to continue increasing capacity through higher utilization rates on our Airbus fleet than we have on our MD-80 aircraft. Additionally, our Airbus fleet has more available seats, on average, than our MD-80 fleet. However, our capacity growth through the end of the 2018 year will be lower than in prior years as a result of our fleet transition.

Unexpected delays in the scheduled delivery timing of used Airbus A320 series aircraft caused operational disruptions during the summer of 2018, as the lack of available aircraft resulted in the reschedule or cancellation of many scheduled service flights. We believe we have been conservative in adding aircraft to our schedule when anticipating future deliveries of aircraft, but delays on certain aircraft deliveries and inductions during second quarter 2018 were unusual and beyond our ability to effectively fully recover our published schedule. In anticipation of known aircraft delivery and induction delays, we removed three lines of flying in late June and July to shore up the integrity of our operations. This will result in a reduced number of flights and reduced revenues during the periods impacted, but our completion percentage has improved.

In April 2018, CBS aired a 60 Minutes segment critical of our safety and the FAA oversight of our operations. We believe the report was misleading, misrepresented our safety culture at that time and now, and mostly ignored the substantial improvement in the reliability of our operations since the events reported. Our customers' reaction to this story appears to have been short-lived and cancellations and bookings returned to normal levels weeks later.

Planning and development for Sunseeker Resorts is ongoing. Construction is expected to begin in the second half of 2018, with the opening of the resort planned for 2020.

Our flight dispatchers voted for union representation by the International Brotherhood of Teamsters ("IBT") and negotiations began in February 2017. The dispatchers failed to ratify a tentative agreement reached in May 2018 and negotiations continue. There are approximately 40 employees in this operating group.

In March 2018, our maintenance technicians who represent approximately nine percent of our total employee base (approximately 340 employees), voted for union representation by the IBT. Negotiations for an agreement with this group are expected to begin in the near future.

In July 2018, the IBT announced that our pilots were supportive of a strike as a result of delays in our implementation of a new preferential bidding system for pilot flight assignments. We do not believe we are in violation of the collective bargaining agreement with our pilots in this regard, nor do we believe the pilots have a legal right to strike because of this issue. As a result, we have filed suit against the IBT seeking to foreclose the possibility of a strike at this time.

Our flight attendant group approved their collective bargaining agreement effective in December 2017.

Any labor actions whether following an inability to reach a collective bargaining agreement with any employee group or otherwise could impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and air-related ancillary revenue, due to the implementation of the New Revenue Standard. For the second quarter 2018, passenger revenue increased 10.4 percent compared to 2017. The increase was driven primarily by a 10.1 percent increase in scheduled service departures and a 1.0 percentage point increase in load factor, which resulted in 12.7 percent more scheduled service passengers traveling. Additional passengers resulted in quarter-over-quarter increases in ancillary revenue products such as convenience, baggage and seat fees.

Third party products revenue. Third party product revenue for the second quarter 2018 increased 24.4 percent overall compared to 2017, due primarily to an increase in net revenue from rental cars.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2018 decreased 30.6 percent from 2017. This was planned and expected due to less availability of aircraft for charter flying during our fleet transition.

Other revenue. Other revenue decreased $3.5 million for the second quarter 2018 from 2017 primarily as six aircraft which generated lease revenue from a European carrier during the second quarter 2017, had been delivered to us prior to the second quarter 2018.

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

	Three Months Ended June 30,		Percent
	2018	2017	Change
Aircraft fuel	$33.06	$25.83	28.0%
Salary and benefits	27.44	27.89	(1.6)
Station operations	11.22	11.80	(4.9)
Maintenance and repairs	6.64	8.66	(23.3)
Depreciation and amortization	8.05	9.11	(11.6)
Sales and marketing	4.95	4.08	21.3
Aircraft lease rentals	0.02	0.73	(97.3)
Other	6.49	7.49	(13.4)
Operating expense per passenger	$97.87	$95.59	2.4%
Operating expense per passenger, excluding fuel	$64.81	$69.76	(7.1)%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended June 30,				Percent
	2018		2017		Change
Aircraft fuel	3.12	¢	2.38	¢	31.1%
Salary and benefits	2.59		2.57		0.8
Station operations	1.06		1.09		(2.8)
Maintenance and repairs	0.63		0.80		(21.3)
Depreciation and amortization	0.76		0.84		(9.5)
Sales and marketing	0.47		0.38		23.7
Aircraft lease rentals	—		0.07		(100.0)
Other	0.61		0.69		(11.6)
CASM	9.24	¢	8.82	¢	4.8%
Operating CASM, excluding fuel	6.12	¢	6.44	¢	(5.0)%

Aircraft fuel expense. Aircraft fuel expense increased $37.1 million, or 43.4 percent, for the second quarter 2018 compared to 2017 as the system average fuel cost per gallon increased by 39.2 percent, coupled with a 3.3 percent increase in system fuel gallons consumed on a 9.4 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 5.8 percent year over year due to increased flying on our Airbus aircraft which are more fuel efficient than our MD-80 aircraft.

Salary and benefits expense. Salary and benefits expense increased $9.4 million, or 10.2 percent, for the second quarter 2018 when compared to the same period last year. The increase is largely attributable to a 5.8 percent increase in full-time equivalent employees. Additionally, in conjunction with the collective bargaining agreement with our flight attendants that went into effect in December 2017, flight attendant total salaries expense increased an average of 25 percent compared to 2017.

Station operations expense. Station operations expense for the second quarter 2018 increased 6.6 percent on a 10.1 percent increase in scheduled service departures compared to the same period in 2017.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2018 decreased $4.0 million, or 14.1 percent, compared to the same period in 2017. The year-over-year decrease is largely due to fewer heavy maintenance events performed on our MD-80 aircraft, as they are being systematically retired from our operating fleet. Additionally, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included in depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2018 remained relatively flat, with a 1.0 percent decrease year over year. The decrease is due to the impairment charge taken on our MD-80 aircraft in the fourth quarter 2017 as no depreciation expense for this fleet remains in the current quarter. Depreciation expense related to the MD-80 aircraft and Boeing 757-200 aircraft (retired in late 2017) for the three months ended June 30, 2017 was $4.9 million and $1.4 million, respectively.

The decrease in total depreciation and amortization expense was offset by higher monthly depreciation expense associated with our Airbus aircraft, as we continue to add Airbus aircraft into service. Depreciation expense for this fleet was $19.8 million for the second quarter 2018 compared to $13.7 million for the same period in 2017. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $2.6 million for the second quarter 2018 compared to $1.6 million for the second quarter 2017.

Sales and marketing expense. Sales and marketing expense for the second quarter 2018 increased $4.9 million compared to the same period in 2017, partly due to an increase in net credit card fees paid as a result of the 10.4 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our national ad campaign, for our growing network.

Aircraft lease rentals expense. Aircraft lease rentals expense for the second quarter 2018 decreased $2.3 million compared to 2017 due to fewer sub-service flights in the current quarter. We do not currently have aircraft under operating leases.

Income Tax Expense

Our effective tax rate was 20.7 percent for the three months ended June 30, 2018, compared to 37.8 percent for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax benefit from dissolution of foreign subsidiaries, offset by state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and air-related ancillary revenue, due to the implementation of the New Revenue Standard. For the six months ended June 30, 2018, passenger revenue increased 12.2 percent compared with 2017. The increase was mostly attributable to a 9.8 percent increase in scheduled service departures and a 1.9 percentage point increase in load factor, which resulted in 13.9 percent more scheduled service passengers traveling. Additional passengers resulted in year-to-date increases in ancillary revenue products such as convenience, baggage and seat fees.
Third party products revenue. Third party products revenue for the six months ended June 30, 2018 increased 4.0 percent over the same period in 2017 primarily due to an increase in net revenue from rental cars. This was offset by revenue reclassifications related to our Allegiant World Mastercard® co-brand credit card, whereby $3.6 million of the revenue related to the travel component was reclassified into passenger revenue.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2018 decreased 18.3 percent compared with 2017. This was planned and expected due to less availability of aircraft for charter flying during our fleet transition.

Other revenue. Other revenue decreased $3.9 million for the six months ended June 30, 2018 compared to 2017 primarily as six aircraft which generated lease revenue from a European carrier during the six months ended June 30, 2017 were delivered to us during the six months ended June 30, 2018. The effects of this decrease were slightly offset by increases in revenue from our golf course management solution.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Six Months Ended June 30,		Percent
	2018	2017	Change
Aircraft fuel	$32.61	$27.48	18.7%
Salary and benefits	30.63	30.47	0.5
Station operations	11.29	11.45	(1.4)
Maintenance and repairs	6.26	9.49	(34.0)
Depreciation and amortization	8.27	9.81	(15.7)
Sales and marketing	5.34	4.33	23.3
Aircraft lease rentals	0.01	0.41	(97.6)
Other	6.63	7.13	(7.0)
Operating expense per passenger	$101.04	$100.57	0.5%
Operating expense per passenger, excluding fuel	$68.43	$73.09	(6.4)%

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,				Percent
	2018		2017		Change
Aircraft fuel	2.99	¢	2.44	¢	22.5%
Salary and benefits	2.81		2.71		3.7
Station operations	1.03		1.02		1.0
Maintenance and repairs	0.57		0.84		(32.1)
Depreciation and amortization	0.76		0.87		(12.6)
Sales and marketing	0.49		0.39		25.6
Aircraft lease rentals	—		0.04		(100.0)
Other	0.60		0.63		(4.8)
CASM	9.25	¢	8.94	¢	3.5%
Operating CASM, excluding fuel	6.26	¢	6.50	¢	(3.7)%

Aircraft fuel expense. Aircraft fuel expense increased $58.4 million, or 34.4 percent, for the six months ended June 30, 2018 compared to the same period in 2017 as the system average fuel cost per gallon increased by 29.5 percent, coupled with a 3.6 percent increase in system fuel gallons consumed on a 9.9 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 6.1 percent year over year, due to increased flying on our Airbus aircraft which are more fuel efficient than our MD-80 aircraft.
Salary and benefits expense. Salary and benefits expense increased $26.1 million, or 13.8 percent, for the six months ended June 30, 2018 compared to the same period in 2017. The increase is largely attributable to a 5.8 percent increase in the number of full-time equivalent employees. Additionally, in conjunction with the collective bargaining agreement with our flight attendants that went into effect in December 2017, flight attendant total salaries expense increased an average of 21 percent year over year.
Station operations expense. Station operations expense for the six months ended June 30, 2018 increased 11.7 percent on a 9.8 percent increase in scheduled service departures compared to the same period in 2017. The increase in expense outpaced the increase in departures due primarily to certain station incentives which expired during the first quarter of 2018.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2018 decreased $14.9 million, or 25.3 percent, compared with the same period in 2017. The year-over-year decrease is largely due to fewer heavy maintenance events performed on our MD-80 series aircraft, as they are being systematically retired from our operating fleet. Additionally, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.
Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2018 decreased by 4.4 percent compared to the same period in 2017, partially due to the impairment charge taken on our MD-80 aircraft in the fourth quarter 2017 as no depreciation expense for this fleet remains in the current year. Depreciation expense related to the MD-80 aircraft and Boeing 757-200 aircraft (retired in late-2017) for the six months ended June 30, 2017 was $11.3 million and $2.9 million, respectively.
The decrease in depreciation and amortization expense was partially offset by higher monthly depreciation expense associated with our Airbus aircraft, as we continue to add Airbus aircraft into service. Depreciation expense for this fleet was $38.0 million for the six months ended June 30, 2018 compared to $26.5 million for the same period in 2017. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $5.1 million for the six months ended June 30, 2018 compared to $2.9 million for 2017.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2018 increased $10.6 million compared to the same period in 2017, partly due to an increase in net credit card fees paid as a result of a 12.2 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our national ad campaign, for our growing network.
Aircraft lease rentals expense. Aircraft lease rentals expense for the six months ended June 30, 2018 decreased $2.5 million compared to the same period in 2017 due to fewer sub-service flights in the current year. We do not currently have aircraft under operating leases.

Other expense. Other operating expense for the six months ended June 30, 2018 increased $2.3 million compared to 2017. The increase is primarily due to information technology expenses, as well as other administrative expenses incurred to support our airline operations and golf course management business.

Income Tax Expense

Our effective tax rate was 20.6 percent for the six months ended June 30, 2018, compared to 37.3 percent for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax benefit from dissolution of foreign subsidiaries, offset by state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,		Percent
	2018	2017	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,704,113	3,306,193	12.0
Revenue passenger miles (RPMs) (thousands)	3,276,599	2,958,808	10.7
Available seat miles (ASMs) (thousands)	3,922,294	3,584,209	9.4
Load factor	83.5%	82.6%	0.9
Operating expense per ASM (CASM) (cents)	9.24	8.82	4.8
Fuel expense per ASM (cents)	3.12	2.38	31.1
Operating CASM, excluding fuel (cents)	6.12	6.44	(5.0)
ASMs per gallon of fuel	76.1	71.9	5.8
Departures	27,063	24,721	9.5
Block hours	60,707	56,056	8.3
Average stage length (miles)	858	866	(0.9)
Average number of operating aircraft during period	92.0	85.3	7.9
Average block hours per aircraft per day	7.3	7.2	1.4
Full-time equivalent employees at end of period	3,840	3,628	5.8
Fuel gallons consumed (thousands)	51,516	49,858	3.3
Average fuel cost per gallon	$2.38	$1.71	39.2

Scheduled service statistics:
Passengers	3,681,944	3,266,789	12.7
Revenue passenger miles (RPMs) (thousands)	3,245,774	2,903,257	11.8
Available seat miles (ASMs) (thousands)	3,795,815	3,436,872	10.4
Load factor	85.5%	84.5%	1.0
Departures	25,992	23,609	10.1
Block hours	58,536	53,632	9.1
Total passenger revenue per ASM (TRASM) (cents) (2)	11.15	11.10	0.5
Average fare - scheduled service (3)	$64.62	$67.76	(4.6)
Average fare - air-related charges (3)	$45.53	$44.66	1.9
Average fare - third party products	$4.84	$4.38	10.5
Average fare - total	$114.99	$116.80	(1.5)
Average stage length (miles)	864	869	(0.6)
Fuel gallons consumed (thousands)	49,671	47,821	3.9
Average fuel cost per gallon	$2.37	$1.70	39.4
Rental car days sold	404,355	391,010	3.4
Hotel room nights sold	93,484	107,910	(13.4)
Percent of sales through website during period	93.9%	95.1%	(1.2)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

	Six Months Ended June 30,		Percent
	2018	2017	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	7,007,064	6,187,441	13.2
Revenue passenger miles (RPMs) (thousands)	6,371,403	5,667,306	12.4
Available seat miles (ASMs) (thousands)	7,650,857	6,961,046	9.9
Load factor	83.3%	81.4%	1.9
Operating expense per ASM (CASM) (cents)	9.25	8.94	3.5
Fuel expense per ASM (cents)	2.99	2.44	22.5
Operating CASM, excluding fuel (cents)	6.26	6.50	(3.7)
ASMs per gallon of fuel	76.4	72.0	6.1
Departures	51,311	47,016	9.1
Block hours	118,510	109,249	8.5
Average stage length (miles)	883	883	—
Average number of operating aircraft during period	90.8	85.0	6.8
Average block hours per aircraft per day	7.2	7.1	1.4
Full-time equivalent employees at end of period	3,840	3,628	5.8
Fuel gallons consumed (thousands)	100,156	96,708	3.6
Average fuel cost per gallon	$2.28	$1.76	29.5

Scheduled service statistics:
Passengers	6,961,312	6,112,269	13.9
Revenue passenger miles (RPMs) (thousands)	6,310,393	5,565,191	13.4
Available seat miles (ASMs) (thousands)	7,397,830	6,674,035	10.8
Load factor	85.3%	83.4%	1.9
Departures	49,256	44,857	9.8
Block hours	114,224	104,507	9.3
Total passenger revenue per ASM (TRASM) (cents) (2)	11.23	11.12	1.0
Average fare - scheduled service (3)	$68.95	$71.33	(3.3)
Average fare - air-related charges (3)	$46.31	$45.67	1.4
Average fare - third party products	$4.04	$4.42	(8.6)
Average fare - total	$119.30	$121.42	(1.7)
Average stage length (miles)	889	887	0.2
Fuel gallons consumed (thousands)	96,542	92,713	4.1
Average fuel cost per gallon	$2.27	$1.75	29.7
Rental car days sold	802,942	766,721	4.7
Hotel room nights sold	202,468	213,238	(5.1)
Percent of sales through website during period	93.9%	94.2%	(0.3)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) decreased from $501.9 million at December 31, 2017 to $441.8 million at June 30, 2018. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first six months of 2018, our primary source of funds was $283.2 million generated by operations. Our operating cash flows and previous borrowings have allowed us to invest in our fleet transition and return capital to shareholders. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments, as well as planned capital outlay related to Sunseeker Resorts and other travel and leisure initiatives. Of the 11 aircraft expected to be placed into service during the remainder of 2018, three are structured as capital leases and will not require separate financing, and one has already been paid for (the aircraft being returned from lease to a European carrier).

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $100 million. There is no expiration to this program.

Debt

Our long-term debt and capital lease obligations balance, without reduction for related issuance costs, decreased from $1.2 billion as of December 31, 2017 to $1.1 billion as of June 30, 2018 as we paid off our senior secured revolving credit facility and continued making scheduled repayments on our existing debt, including the prepayment of certain debt secured by Airbus A320 series aircraft. During the second quarter of 2018, we borrowed $10.8 million secured by various ground equipment.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2018, our operating activities provided $283.2 million of cash compared to $262.9 million during the same period of 2017. The year-over-year increase in cash inflows is the result of a $13.8 million increase in net income, as well as changes in various asset and liability accounts, including a $46.9 million decrease in accounts receivable. This was offset by adjustments made for non-cash items such as deferred income taxes ($26.9 million lower in 2018).

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, invest in Sunseeker and other travel and leisure initiatives, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $158.6 million during the six months ended June 30, 2018 compared to $269.5 million for the same period in 2017. The year-over-year decrease is mostly due to investment security activity, as cash proceeds from maturities of investment securities (net of purchases) were $30.4 million in the first half of 2018 compared to cash used to purchase investment securities (net of proceeds) of $88.6 million for the same period in 2017. Cash used to purchase property and equipment (including pre-delivery deposits) was $187.5 million for the first six months of 2018 compared to $182.3 million in the same period of 2017.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2018 was $153.1 million compared to $38.3 million for the same period in 2017. The year-over-year increase is primarily due to an increase in principal payments on long-term debt and capital lease obligations, as we paid $142.4 million in debt and capital lease payments in the first half of 2018 compared to $64.9 million for the same period in 2017. Our debt payments in the first half of 2018 included various scheduled balloon payments, as well as the payoff of our senior secured revolving credit facility, which had $41.6 million in outstanding principal as of December 31, 2017. Additionally, we received $10.8 million in loan proceeds during the second quarter 2018, compared to $134.5 million in loan proceeds during the same period in 2017. For the six months ended June 30,

2018, we paid cash dividends of $22.6 million, compared to the payment of cash dividends of $23.2 million and $86.2 million in open market common stock repurchases for the same period in 2017.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, public perception of our safety, our reliance on automation systems, limitation on growth as we transition to a single fleet type, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as discussed below relating to the New Revenue Standard, in the second quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 32.3 percent of our operating expenses for the six months ended June 30, 2018. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2018, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $12.0 million and $22.9 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

We have market risk associated with changing interest rates due to the short-term nature of our cash and investment securities and variable-rate debt. We invest available cash in government and corporate debt securities, investment grade commercial paper, and other highly rated financial instruments. Because of the short-term nature of these investments, the returns earned closely parallel short-term floating interest rates. A hypothetical 100 basis point change in interest rates for the six months ended June 30, 2018 would have impacted interest income from cash and investment securities by approximately $2.3 million.

As of June 30, 2018, we had a total of $563.1 million in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the six months ended June 30, 2018, would have affected interest expense by approximately $3.2 million.

As of June 30, 2018, we had $477.1 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for further information about market risk.

Item 4. Controls and Procedures

As of June 30, 2018, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers.” Although the New Revenue Standard is not expected to have a material impact on our ongoing net income, changes were made to relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment on the effectiveness of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the second quarter 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April	452	$148.70	None
May	4,349	159.60	None
June	—	—	None
Total	4,801	$—		$100,000
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

ALLEGIANT TRAVEL COMPANY

Date:	August 3, 2018	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer