Form 10-Q
period 2018-09-30
Allegiant Travel CO
filed 2018-10-31
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of the close of business on October 26, 2018 was 16,159,816.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$140,752	$59,449
Restricted cash	20,317	11,190
Short-term investments	284,616	352,681
Accounts receivable	33,672	71,057
Expendable parts, supplies and fuel, net	23,790	17,647
Prepaid expenses	30,640	23,931
Other current assets	129	5,320
TOTAL CURRENT ASSETS	533,916	541,275
Property and equipment, net	1,816,805	1,512,415
Long-term investments	53,353	78,570
Deferred major maintenance, net	44,402	31,326
Deposits and other assets	32,019	16,571
TOTAL ASSETS:	$2,480,495	$2,180,157
CURRENT LIABILITIES
Accounts payable	$17,299	$20,108
Accrued liabilities	110,705	105,127
Air traffic liability	231,731	204,299
Current maturities of long-term debt and capital lease obligations, net of related costs	654,697	214,761
TOTAL CURRENT LIABILITIES	1,014,432	544,295
Long-term debt and capital lease obligations, net of current maturities and related costs	658,352	950,131
Deferred income taxes	140,555	119,013
Other noncurrent liabilities	14,160	13,407
TOTAL LIABILITIES:	1,827,499	1,626,846
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury stock	(607,649)	(605,655)
Additional paid in capital	266,907	253,840
Accumulated other comprehensive loss, net	(1,227)	(2,840)
Retained earnings	994,942	907,943
TOTAL EQUITY:	652,996	553,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,480,495	$2,180,157

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUE:
Passenger revenue	$355,100	$315,308	$1,157,443	$1,030,395
Third party products	15,921	12,348	44,045	39,394
Fixed fee contract revenue	14,791	11,831	33,000	34,120
Other revenue	7,297	10,708	20,845	28,140
Total operating revenue	393,109	350,195	1,255,333	1,132,049
OPERATING EXPENSES:
Aircraft fuel	113,525	80,421	342,006	250,470
Salary and benefits	97,706	88,788	312,314	277,307
Station operations	43,128	37,148	122,265	107,979
Maintenance and repairs	31,983	28,870	75,864	87,611
Depreciation and amortization	34,658	31,894	92,641	92,571
Sales and marketing	16,798	13,884	54,224	40,707
Aircraft lease rentals	671	533	767	3,098
Other	28,459	24,315	74,881	68,440
Total operating expenses	366,928	305,853	1,074,962	928,183
OPERATING INCOME	26,181	44,342	180,371	203,866
OTHER (INCOME) EXPENSE:
Interest expense	14,309	10,041	40,188	27,332
Interest income	(2,425)	(1,454)	(6,259)	(4,193)
Other, net	(118)	(400)	(408)	(1,254)
Total other expense	11,766	8,187	33,521	21,885
INCOME BEFORE INCOME TAXES	14,415	36,155	146,850	181,981
PROVISION FOR INCOME TAXES	(732)	12,771	26,494	67,208
NET INCOME	$15,147	$23,384	$120,356	$114,773
Earnings per share to common shareholders:
Basic	$0.94	$1.45	$7.46	$7.00
Diluted	$0.94	$1.45	$7.45	$6.99
Shares used for computation:
Basic	15,957	15,852	15,929	16,142
Diluted	15,962	15,862	15,938	16,160

Cash dividends declared per share:	$0.70	$0.70	$2.10	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,147	$23,384	$120,356	$114,773
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(83)	230	(926)	453
Foreign currency translation adjustments	4	(117)	218	(416)
Change in derivatives, net of tax	1,325	(368)	2,321	(1,452)
Total other comprehensive income (loss)	1,246	(255)	1,613	(1,415)
TOTAL COMPREHENSIVE INCOME	$16,393	$23,129	$121,969	$113,358

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$120,356	$114,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,641	92,571
(Gain) loss on aircraft and other equipment disposals	2,274	6,619
Share-based compensation expense	11,043	10,847
Deferred income taxes	21,760	64,788
Other adjustments	1,833	3,959
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	38,005	17,709
(Increase) decrease in prepaid expenses	(6,709)	(8,825)
Increase (decrease) in accounts payable	(2,437)	3,671
Increase (decrease) in accrued liabilities	5,960	(11,183)
Increase (decrease) in air traffic liability	27,432	27,688
Change in deferred major maintenance	(21,699)	(14,779)
Other assets/liabilities	(336)	(5,756)
Net cash provided by operating activities	290,123	302,082
INVESTING ACTIVITIES:
Purchase of investment securities	(263,057)	(273,796)
Proceeds from maturities of investment securities	355,325	239,920
Purchase of property and equipment, including capitalized interest	(273,999)	(333,746)
Other investing activities	(5,399)	1,338
Net cash used in investing activities	(187,130)	(366,284)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(33,919)	(34,462)
Proceeds from the issuance of debt	191,724	292,540
Repurchase of common stock	(3,617)	(90,445)
Principal payments on debt and capital lease obligations	(171,438)	(88,026)
Other financing activities	4,687	(405)
Net cash (used in) provided by financing activities	(12,563)	79,202
Net change in cash, cash equivalents, and restricted cash	90,430	15,000
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	70,639	76,358
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$161,069	$91,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$43,751	$31,733
Income tax refunds	$41,145	$18,757

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets:

	As of September 30,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$140,752	$74,023
Restricted cash	20,317	17,335
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$161,069	$91,358

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

Recent Accounting Pronouncements

Standards Effective in Future Years

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2016-02, "Leases (topic 842)." This standard will require certain leases with durations greater than twelve months to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset, and is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company will adopt this standard effective January 1, 2019.

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard prospectively at the adoption date, versus recasting the prior periods presented. If elected, the Company will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has not completed the assessment of this new standard but believes adoption will have a significant impact on its consolidated balance sheets due to the recognition of right-of-use assets and lease liabilities for certain leases currently accounted for as operating leases. It is not expected to significantly change the recognition, measurement or presentation of associated expenses within the consolidated statements of income or cash flows.

Recently Adopted Standards

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) ("AOCI") to retained earnings. The Company adopted this standard effective January 1, 2018 and a one-time effect of $0.6 million has been reclassified from AOCI to retained earnings.

In 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" (the "New Revenue Standard"). Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this standard using the full retrospective transition method effective January 1, 2018 and recast prior year results. See Note 2, "Revenue Recognition" for more information on the financial impact of this adoption.

Under the New Revenue Standard, revenue for all Air-related ancillary fees that are directly related to ticket revenue, such as seat fees and baggage fees, are no longer considered distinct performance obligations separate from passenger travel and are reclassified into passenger revenue. These are deemed part of the single performance obligation of providing passenger transportation. While the adoption of the New Revenue Standard did not have a significant effect on earnings, $150.1 million and $472.4 million of Air-related ancillary fees for the three and nine months ended September 30, 2018, respectively, are now classified as passenger revenue.

The adoption of the New Revenue Standard resulted in a net reduction to air traffic liability at December 31, 2017 of $5.9 million. This change resulted from the recognition of breakage revenue on issuance of credit vouchers that are expected to expire unused. In addition, recognition of revenues for fees associated with flight changes or cancellations are now deferred until the time of flight rather than being recognized at the time the fee is incurred. The Company recognizes revenue from the co-branded credit card program on the deferral method.

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

Note 2 — Revenue Recognition

Certain prior period amounts have been recast to conform to the adoption of the New Revenue Standard as shown in the tables below.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in thousands, except per	As Previously Reported		Current Presentation	As Previously Reported		Current Presentation
share data)		Adjustments			Adjustments
Income Statement:
Passenger revenue (1)	$183,064	$132,244	$315,308	$615,777	$414,618	$1,030,395
Air-related charges	130,818	(130,818)	—	407,789	(407,789)	—
Sales and marketing	13,884	—	13,884	36,744	3,963	40,707
Income tax provision	12,436	335	12,771	66,715	493	67,208
Net income	22,293	1,091	23,384	112,400	2,373	114,773
Diluted earnings per share	$1.39	$0.06	$1.45	$6.85	$0.14	$6.99
(1) Passenger revenue previously reported as Scheduled service revenue.

	December 31, 2017
	As Previously		Current
(in thousands)	Reported	Adjustments	Presentation
Balance Sheet:
Air traffic liability	$210,184	$(5,885)	$204,299
Deferred income taxes	118,492	521	119,013
Retained earnings	902,579	5,364	907,943

Passenger Revenue

Passenger revenue is primarily composed of passenger ticket sales, credit voucher breakage, seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight, as well as co-brand point redemptions as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Scheduled service	$202,796	$183,294	$677,061	$618,368
Ancillary air-related charges	150,095	131,388	472,443	410,500
Co-brand redemptions	2,209	626	7,939	1,527
Total passenger revenue	$355,100	$315,308	$1,157,443	$1,030,395

Scheduled service

Passenger tickets. The Company provides scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage.

The contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $192.6 million was recognized into passenger revenue during the nine months ended September 30, 2018 that was recorded in the air traffic liability balance of $204.3 million at December 31, 2017.

Credit voucher breakage. The Company estimates the value of vouchers that will expire unused and recognizes such revenue at the time the credit voucher is issued.

Ancillary air-related charges

Air-related revenue is primarily composed of services performed in conjunction with a passenger's flight and includes baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenue for these services is recognized when the related transportation service is provided. Prior to the adoption of the New Revenue Standard, the majority of these fees were classified separately as Ancillary air-related charges.

Co-brand redemptions

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

The following table presents the activity of the current and non-current point liabilities (in thousands):

2018
Balance at January 1	$8,903
Points awarded	10,872
Points redeemed	(7,939)
Balance at September 30	$11,836

As of September 30, 2018, $8.1 million of the current points liability is reflected in Accrued liabilities and represents our current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in Other noncurrent liabilities expected to be recognized into revenue in periods thereafter. See below, Third Party Products, for discussion of the marketing component.

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

Pursuant to the co-brand arrangement with Bank of America, the Company has various performance obligations which are collectively referred to as the marketing component. These obligations consist of use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements. The marketing component is recorded as third party products revenue in the period in which points are awarded to the credit card holders.

Fixed Fee Contract Revenue

Fixed fee contract revenue consists of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when transportation is provided.

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

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of September 30, 2018	As of December 31, 2017
Flight equipment, including pre-delivery deposits	$1,867,655	$1,539,433
Computer hardware and software	137,110	123,675
Land and buildings/leasehold improvements	88,882	77,409
Other property and equipment	75,529	48,446
Total property and equipment	2,169,176	1,788,963
Less accumulated depreciation and amortization	(352,371)	(276,548)
Property and equipment, net	$1,816,805	$1,512,415

Note 4 — Long-Term Debt

Long-term debt and capital lease obligations (in thousands):

	As of September 30, 2018	As of December 31, 2017
Fixed-rate debt and capital lease obligations due through 2030	$644,116	$465,462
Variable-rate debt due through 2028	668,933	699,430
Total long-term debt and capital lease obligations, net of related costs	1,313,049	1,164,892
Less current maturities, net of related costs	654,697	214,761
Long-term debt and capital lease obligations, net of current maturities and related costs	$658,352	$950,131

Weighted average fixed-interest rate on debt	5.3%	5.4%
Weighted average variable-interest rate on debt	4.0%	3.3%

Maturities of long-term debt and capital lease obligations for the remainder of 2018 and for the next five years and thereafter, in the aggregate, are: remaining in 2018 - $114.6 million; 2019 - $570.2 million; 2020 - $118.6 million; 2021 - $91.9 million; 2022 - $64.5 million; and $353.2 million thereafter.

Consolidated Variable Interest Entity

The Company evaluates ownership, contractual lease arrangements and other interests in entities to determine if they are variable interest entities ("VIEs") based on the nature and extent of those interests. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. The Company consolidates a VIE when, among other criteria, it has the power to direct the activities that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits of the VIE, thus making the Company the primary beneficiary of the VIE.

In September 2018, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 4.0 percent, payable in quarterly installments through September 2028, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $37.8 million and $44.0 million, respectively, as of September 30, 2018.

Senior Secured Revolving Credit Facility

In 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it was entitled to borrow up to $56.0 million. In March 2018, the Company paid off the balance of the facility and amended it to increase the borrowing limit to $81.0 million. The amended facility has a term of 24 months and is based on the value of Airbus A320 series aircraft placed in the collateral pool. In July 2018, the Company drew down $46.9 million under this facility, and no principal payments have been made as of September 30, 2018. Aircraft may remain in the collateral pool for up to two years, and those currently collateralized were placed into the pool in December 2016. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due on March 31, 2020.

Other Secured Debt

In September 2018, the Company entered into a senior secured credit facility under which it is able to borrow up to $75.0 million. In that same month, the Company borrowed $55.5 million under this agreement secured by three Airbus A320 series aircraft. The remaining $19.5 million, secured by one Airbus A320 series aircraft, was borrowed in October 2018. The borrowing bears interest at a floating rate based on LIBOR, payable in quarterly installments over seven years.

In July 2018, the Company borrowed $34.5 million under a loan agreement secured by one Airbus A320 series aircraft. The note bears interest at a floating rate based on LIBOR, payable in quarterly installments over ten years.

In June 2018, the Company borrowed $10.8 million under a loan agreement secured by various ground equipment. The note bears interest at a fixed rate of 4.2 percent per year, payable in monthly installments over five years.

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

The indenture pursuant to which the Notes were issued includes operating and financial restrictions on the Company. These restrictions limit or restrict, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to various exceptions and qualifications under the terms of the indenture. As of December 31, 2017 and September 30, 2018, the Company exceeded the consolidated total leverage ratio limit, which could affect the ability to make restricted payments in future periods after exhaustion of various exceptions. However, it is not expected that this will have any impact on the restricted payments routinely made in the ordinary course of business. The calculation is made on a quarterly basis based on the trailing 12 months.

Capital Leases

The Company has capital lease obligations related to aircraft, which significantly impacted our recognized assets and liabilities as of September 30, 2018, but did not result in any significant cash receipts or cash payments during the quarter.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of September 30, 2018			As of December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$45,227	$45,227	$—	$1,297	$1,297	$—
Commercial paper	42,157	—	42,157	27,910	—	27,910
Municipal debt securities	2,053	—	2,053	2,782	—	2,782
Total cash equivalents	89,437	45,227	44,210	31,989	1,297	30,692
Short-term
Commercial paper	143,961	—	143,961	108,678	—	108,678
Corporate debt securities	99,556	—	99,556	107,878	—	107,878
Municipal debt securities	27,191	—	27,191	101,290	—	101,290
Federal agency debt securities	12,227	—	12,227	31,428	—	31,428
US Treasury Bonds	1,681	—	1,681	3,407	—	3,407
Total short-term	284,616	—	284,616	352,681	—	352,681
Long-term
Corporate debt securities	40,343	—	40,343	60,396	—	60,396
Federal agency debt securities	10,026	—	10,026	5,775	—	5,775
US Treasury Bonds	2,984	—	2,984	2,994	—	2,994
Municipal debt securities	—	—	—	9,405	—	9,405
Derivative instruments	—	—	—	282	—	282
Total long-term	53,353	—	53,353	78,852	—	78,852
Total financial instruments	$427,406	$45,227	$382,179	$463,522	$1,297	$462,225

The fair value of the Company’s publicly held long-term debt is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized its publicly held debt as Level 2. The Company's remaining debt is not publicly held, and the Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$450,679	$455,749	$451,321	$462,604	2
Non-publicly held debt	742,878	663,776	719,681	660,065	3
Total long-term debt	$1,193,557	$1,119,525	$1,171,002	$1,122,669

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

For the three and nine months ended September 30, 2018 and 2017, open market share repurchases consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares repurchased (not in thousands) (1)	None	None	None	604,497
Average price per share	NA	NA	NA	$142.66
Total (in thousands)	None	None	None	$86,240
(1) Does not include shares withheld from employees for tax withholding obligations related to restricted stock vestings.

During the nine months ended September 30, 2018, the Company declared and paid recurring cash dividends of $2.10 per share, or $33.9 million.

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

For the three and nine months ended September 30, 2018, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net income	$15,147	$23,384	$120,356	$114,773
Less net income allocated to participating securities	(194)	(331)	(1,602)	(1,784)
Net income attributable to common stock	$14,953	$23,053	$118,754	$112,989
Earnings per share, basic	$0.94	$1.45	$7.46	$7.00
Weighted-average shares outstanding	15,957	15,852	15,929	16,142
Diluted:
Net income	$15,147	$23,384	$120,356	$114,773
Less net income allocated to participating securities	(194)	(330)	(1,601)	(1,782)
Net income attributable to common stock	$14,953	$23,054	$118,755	$112,991
Earnings per share, diluted	$0.94	$1.45	$7.45	$6.99
Weighted-average shares outstanding	15,957	15,852	15,929	16,142
Dilutive effect of stock options and restricted stock	35	18	42	60
Adjusted weighted-average shares outstanding under treasury stock method	15,992	15,870	15,971	16,202
Participating securities excluded under two-class method	(30)	(8)	(33)	(42)
Adjusted weighted-average shares outstanding under two-class method	15,962	15,862	15,938	16,160

For the three and nine months ended September 30, 2018, anti-dilutive shares excluded from the calculation of earnings per share were 39,943 and 74,873 shares (not in thousands), respectively.

Note 8 — Commitments and Contingencies

As of September 30, 2018, the Company had firm commitments to purchase ten Airbus A320 series aircraft. In addition, the Company has entered into lease agreements for 12 Airbus A320 aircraft, four of which have been delivered and are in service, and one of which has been delivered but was not in service as of September 30, 2018.

Future minimum fixed payments for the Company's commitments related to the acquisition of aircraft (including aircraft lease obligations), airport fees under use and lease agreements, and other operating lease obligations are as follows as of September 30, 2018 (in thousands):

As of September 30, 2018
Remaining in 2018	$44,154
2019	116,322
2020	62,382
2021	21,248
2022	19,159
Thereafter	122,414
Total commitments	$385,679

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 9 — Related Party Transactions

During the three and nine months ended September 30, 2018, no related party transactions occurred requiring disclosure.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. During the nine months ended September 30, 2017, the Company made payments to these entities of $0.2 million. No further payments are expected.

Note 10 — Subsequent Events

In October 2018, the Company executed a purchase agreement for one Airbus A320 series aircraft, for which delivery is expected in the second quarter 2019.

Also in October 2018, the remaining $19.5 million was borrowed under a senior secured credit facility entered into by the Company in September, which is secured by one Airbus A320 series aircraft.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2018 and 2017. Also discussed is our financial position as of September 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter Review

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
MD-80	19	37	40
B757-200	—	—	2
A319 (1)	31	22	21
A320 (2)	43	30	26
Total	93	89	89
(1) Does not include A319 aircraft on lease to a European carrier as of the respective date.
(2) Does not include A320 aircraft for which we have taken delivery but were not yet in service as of the respective date.

As of September 30, 2018, we had firm commitments to purchase ten Airbus A320 series aircraft and had executed lease agreements for seven Airbus A320 aircraft which have yet to be delivered. We expect delivery of three aircraft in 2018 and the remaining aircraft in 2019 and 2020. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to, and retirements from, our operating fleet.

	As of December 31, 2018	As of March 31, 2019
MD-80	—	—
A319	32	37
A320	44	48
Total	76	85

NETWORK

As of September 30, 2018, we were operating 411 routes versus 373 as of the same date last year, which represents a 10.2 percent increase. Our total numbers of origination cities and leisure destinations were 96 and 22, respectively, as of September 30, 2018. Based on our currently published schedule through May 2019, and service announcements and cancellations by other airlines to date, we will have direct competition (which we consider to be non-stop service between similar markets) on 101 of our routes as of that date.

We also announced service to three new cities: Albany, New York; St. George, Utah and Tucson, Arizona. These routes are planned to begin in November and December 2018.

TRENDS

We added eight Airbus A320 series aircraft to our operating fleet during the third quarter of 2018 as we near the conclusion of our fleet transition. Two additional aircraft are expected to be added by year-end, and the remaining MD-80 aircraft will be retired by the end of November 2018. Airbus aircraft flew 86.5 percent of our scheduled service ASMs for the quarter, compared to 62.6 percent for the same time period in 2017, which drove a 6.7 percent increase in fuel efficiency (measured as ASMs per gallon).

Although the number of aircraft in our fleet will decline by the end of the year with the retirement of all our MD-80 aircraft, we intend to continue increasing capacity through higher utilization rates on our Airbus fleet than we have had on our MD-80 aircraft. Additionally, our Airbus fleet has more available seats, on average, than our MD-80 fleet. However, our capacity growth through the end of 2018 will be lower than in prior years as a result of our fleet transition and the effects of aircraft delivery delays throughout the year.

Planning and development for Sunseeker Resort - Charlotte Harbor is ongoing. Construction is expected to begin in the first quarter of 2019, with the opening of the resort planned for 2020.

Our flight dispatchers voted for union representation by the International Brotherhood of Teamsters ("IBT") and negotiations began in February 2017. The dispatchers failed to ratify a tentative agreement reached in May 2018 and, as a result, negotiations continue. There are approximately 40 employees in this operating group.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and ancillary air-related revenue, due to the implementation of the New Revenue Standard. For the third quarter 2018, passenger revenue increased 12.6 percent compared to third quarter 2017. The increase was driven primarily by a 12.9 percent increase in scheduled service departures and a 0.5 percentage point increase in load factor, which resulted in 15.4 percent more scheduled service passengers traveling. The higher number of passengers resulted in quarter-over-quarter increases in ancillary revenue products such as baggage, seat and convenience fees.

Third party products revenue. Third party products revenue for the third quarter 2018 increased 28.9 percent overall compared to 2017, due primarily to an increase in net revenue from rental cars resulting from the increase in scheduled service passengers, as well as revenue generated from our co-branded credit card.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2018 increased 25.0 percent from 2017. This is primarily due to increased flying for the Department of Defense, as we have refocused on increasing our fixed fee flying as our fleet has grown, and due to the greater desirability of Airbus aircraft for fixed fee flights.

Other revenue. Other revenue decreased by $3.4 million for the third quarter 2018 from 2017 primarily as six aircraft which generated lease revenue from a European carrier during the third quarter 2017, had been delivered to us prior to the third quarter 2018.

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

	Three Months Ended September 30,		Percent
	2018	2017	Change
Aircraft fuel	$32.40	$26.41	22.7%
Salary and benefits	27.89	29.15	(4.3)
Station operations	12.31	12.20	0.9
Maintenance and repairs	9.13	9.48	(3.7)
Depreciation and amortization	9.89	10.47	(5.5)
Sales and marketing	4.79	4.56	5.0
Aircraft lease rentals	0.19	0.18	5.6
Other	8.12	7.97	1.9
Operating expense per passenger	$104.72	$100.42	4.3%
Operating expense per passenger, excluding fuel	$72.32	$74.01	(2.3)%

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

	Three Months Ended September 30,				Percent
	2018		2017		Change
Aircraft fuel	3.12	¢	2.50	¢	24.8%
Salary and benefits	2.68		2.76		(2.9)
Station operations	1.18		1.15		2.6
Maintenance and repairs	0.88		0.90		(2.2)
Depreciation and amortization	0.95		0.99		(4.0)
Sales and marketing	0.46		0.43		7.0
Aircraft lease rentals	0.02		0.02		—
Other	0.78		0.75		4.0
CASM	10.07	¢	9.50	¢	6.0%
Operating CASM, excluding fuel	6.95		7.00		(0.7)
Non-airline CASM*	0.16		0.08		100.0
Operating CASM, excluding fuel and non-airline expenses	6.79	¢	6.92	¢	(1.9)%
*Operating cost per ASM for non-airline subsidiaries

Aircraft fuel expense. Aircraft fuel expense increased $33.1 million, or 41.2 percent, for the third quarter 2018 compared to 2017 as the system average fuel cost per gallon increased by 33.1 percent, coupled with a 6.0 percent increase in system fuel gallons consumed on a 13.2 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 6.7 percent year over year due to increased flying on our Airbus aircraft which are more fuel efficient than our MD-80 aircraft.

Salary and benefits expense. Salary and benefits expense increased $8.9 million, or 10.0 percent, for the third quarter 2018 when compared to the same period last year. The increase is largely due to a 3.5 percent increase in full-time equivalent employees. Maintaining a larger number of flight crew personnel until the fleet transition is complete, as well as effects of the collective bargaining agreement with our flight attendants (which went into effect in December 2017) contributed to salary expense for our flight crew employees increasing by 17.0 percent compared to 2017.

Station operations expense. Station operations expense for the third quarter 2018 increased 16.1 percent on a 12.9 percent increase in scheduled service departures compared to the same period in 2017. The increase in expense outpaced the increase in departures due primarily to rate increases for airport, landing and ground handling fees at our larger airports which tend to be more expensive.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2018 increased $3.1 million, or 10.8 percent, compared to the same period in 2017. The year-over-year increase is due primarily to a one-time fleet-wide maintenance campaign to baseline our Airbus aircraft which was mostly completed in third quarter 2018, coupled with a 6.6 percent increase in the average number of operating aircraft in service. These increases were partially offset by fewer heavy maintenance events performed on our MD-80 aircraft, as they are being systematically retired from our operating fleet. Additionally, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included in depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2018 increased 8.7 percent year over year, primarily related to a 6.6 percent increase in average number of aircraft in service. We continue to add Airbus aircraft into service, and this fleet type has a higher monthly depreciation expense. Depreciation expense for this fleet was $23.0 million for the third quarter 2018 compared to $15.7 million for the same period in 2017. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $2.9 million for the third quarter 2018 compared to $1.7 million for the third quarter 2017.

Additionally, as an impairment charge was taken on our MD-80 aircraft in the fourth quarter 2017, no depreciation expense for this fleet has been recognized during the year. Depreciation expense related to the MD-80 aircraft and Boeing 757-200 aircraft (retired in late 2017) for the three months ended September 30, 2017 was $5.0 million and $1.4 million, respectively.

Sales and marketing expense. Sales and marketing expense for the third quarter 2018 increased $2.9 million compared to the same period in 2017, partly due to an increase in net credit card fees paid as a result of the 12.6 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives.

Aircraft lease rentals expense. Aircraft lease rentals expense for the third quarter 2018, consisting solely of sub-service expenses, remained relatively flat compared to 2017. We do not currently have aircraft under operating leases.

Other expense. Other operating expense for the third quarter 2018 increased $4.1 million compared to 2017. The increase is due to various administrative expenses incurred to support our airline operations, golf course management business and Sunseeker Resorts.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include expenses from our Teesnap golf management business, expenses incurred to operate the Kingsway golf course since we acquired it in August 2018, operating expenses attributable to Sunseeker Resorts (most of the Sunseeker Resort expenses are being capitalized at this time) and expenses incurred in connection with the pilot program of family entertainment centers currently in development.

Income Tax Expense

Our effective tax rate was negative 5.1 percent for the three months ended September 30, 2018, compared to 35.3 percent for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 differed from the statutory federal income tax rate of 21.0 percent primarily due to a one-time benefit of an income tax refund for tax deductions not previously claimed, which was offset by state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and ancillary air-related revenue, due to the implementation of the New Revenue Standard. For the nine months ended September 30, 2018, passenger revenue increased 12.3 percent compared with 2017. The increase was mostly attributable to a 10.8 percent increase in scheduled service departures and a 1.4 percentage point increase in load factor, which resulted in 14.4 percent more scheduled service passengers traveling. The higher number of passengers resulted in year-to-date increases in ancillary revenue products such as baggage, seat and convenience fees.
Third party products revenue. Third party products revenue for the nine months ended September 30, 2018 increased 11.8 percent over the same period in 2017 primarily due to an increase in net revenue from rental cars.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2018 decreased 3.3 percent compared with 2017. This was planned and expected due to less availability of aircraft for charter flying in the first half of 2018. The decrease was partially offset by increased flying for the Department of Defense in the third quarter 2018.

Other revenue. Other revenue decreased $7.3 million for the nine months ended September 30, 2018 compared to 2017 primarily as six aircraft which generated lease revenue from a European carrier during the nine months ended September 30, 2017 were delivered to us in the first half of 2018. The effects of this decrease were slightly offset by increases in revenue from our golf course management solution as well as revenue generated from the leasing of spare RB-211 engines.

Operating Expenses

The following table presents operating expense per passenger for the indicated periods:

	Nine Months Ended September 30,		Percent
	2018	2017	Change
Aircraft fuel	$32.54	$27.13	19.9%
Salary and benefits	29.71	30.03	(1.1)
Station operations	11.63	11.69	(0.5)
Maintenance and repairs	7.22	9.49	(23.9)
Depreciation and amortization	8.81	10.03	(12.2)
Sales and marketing	5.16	4.41	17.0
Aircraft lease rentals	0.07	0.34	(79.4)
Other	7.13	7.41	(3.8)
Operating expense per passenger	$102.27	$100.53	1.7%
Operating expense per passenger, excluding fuel	$69.73	$73.40	(5.0)%

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,				Percent
	2018		2017		Change
Aircraft fuel	3.03	¢	2.46	¢	23.2%
Salary and benefits	2.77		2.72		1.8
Station operations	1.08		1.06		1.9
Maintenance and repairs	0.67		0.86		(22.1)
Depreciation and amortization	0.82		0.91		(9.9)
Sales and marketing	0.48		0.40		20.0
Aircraft lease rentals	0.01		0.03		(66.7)
Other	0.66		0.68		(2.9)
CASM	9.52	¢	9.12	¢	4.4%
Operating CASM, excluding fuel	6.49		6.66		(2.6)
Non-airline CASM*	0.11		0.07		57.1
Operating CASM, excluding fuel and non-airline expenses	6.38	¢	6.59	¢	(3.2)%
*Operating cost per ASM for non-airline subsidiaries
Aircraft fuel expense. Aircraft fuel expense increased $91.5 million, or 36.5 percent, for the nine months ended September 30, 2018 compared to the same period in 2017 as the system average fuel cost per gallon increased by 30.3 percent, coupled with a 4.3 percent increase in system fuel gallons consumed on a 10.9 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 6.3 percent year over year, due to increased flying on our Airbus aircraft which are more fuel efficient than our MD-80 aircraft.
Salary and benefits expense. Salary and benefits expense increased $35.0 million, or 12.6 percent, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is largely attributable to a 3.5 percent increase in the number of full-time equivalent employees. Maintaining a larger number of flight crew personnel until the fleet transition is complete, as well as effects of the collective bargaining agreement with our flight attendants (which went into effect in December 2017) contributed to salary expense for our flight crew employees increasing by 19.0 percent compared to 2017.
Station operations expense. Station operations expense for the nine months ended September 30, 2018 increased 13.2 percent on a 10.8 percent increase in scheduled service departures compared to the same period in 2017. The increase in expense outpaced the increase in departures due to certain station incentives which expired during the first quarter of 2018, coupled with rate increases for airport, landing and ground handling fees at our larger airports which tend to be more expensive.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2018 decreased $11.7 million, or 13.4 percent, compared with the same period in 2017. The year-over-year decrease is due to fewer heavy maintenance events performed on our MD-80 series aircraft, as they are being systematically retired from our operating fleet. Additionally, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2018 remained flat year over year which resulted from an increase in Airbus depreciation, offset by the elimination of depreciation on our MD-80 fleet due to the effect of the impairment charge in 2017. Our average number of operating aircraft increased 6.7 percent, with the increase attributable to the addition of Airbus aircraft, and this fleet type has a higher monthly depreciation expense. The total depreciation expense for this fleet was $61.0 million for the nine months ended September 30, 2018 compared to $42.2 million for the same period in 2017. Additionally, amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $8.0 million for the nine months ended September 30, 2018 compared to $4.6 million for 2017.

No depreciation expense is being recognized in the current year for our MD-80 fleet as an impairment charge was taken in the fourth quarter 2017. Depreciation expense related to the MD-80 aircraft and Boeing 757-200 aircraft (retired in late 2017) for the nine months ended September 30, 2017 was $16.4 million and $4.3 million, respectively.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2018 increased $13.5 million compared to the same period in 2017, partly due to an increase in net credit card fees paid as a result of a 12.3 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives.

Aircraft lease rentals expense. Aircraft lease rentals expense for the nine months ended September 30, 2018 decreased $2.3 million compared to the same period in 2017 due to improved operations which drove fewer sub-service flights in the current year. We do not currently have aircraft under operating leases.

Other expense. Other operating expense for the nine months ended September 30, 2018 increased $6.4 million compared to 2017. The increase is primarily due to information technology administration expenses, as well as other expenses incurred to support our airline operations, golf course management business and Sunseeker Resorts.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include expenses from our Teesnap golf management business, expenses incurred to operate the Kingsway golf course since we acquired it in August 2018, operating expenses attributable to Sunseeker Resorts (most of the Sunseeker Resorts expenses are being capitalized at this time) and expenses incurred in connection with the pilot program of family entertainment centers currently in development.

Income Tax Expense

Our effective tax rate was 18.0 percent for the nine months ended September 30, 2018, compared to 36.9 percent for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 differed from the statutory federal income tax rate of 21.0 percent primarily due to a one-time benefit of an income tax refund for tax deductions not previously claimed, and the tax benefit from dissolution of foreign subsidiaries, the effects of which were offset by state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent
	2018	2017	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,503,849	3,045,642	15.0
Revenue passenger miles (RPMs) (thousands)	3,037,540	2,672,963	13.6
Available seat miles (ASMs) (thousands)	3,643,948	3,220,246	13.2
Load factor	83.4%	83.0%	0.4
Operating expense per ASM (CASM) (cents)	10.07	9.50	6.0
Fuel expense per ASM (cents)	3.12	2.50	24.8
Operating CASM, excluding fuel (cents)	6.95	7.00	(0.7)
ASMs per gallon of fuel	77.5	72.6	6.7
Departures	25,601	22,723	12.7
Block hours	56,329	49,932	12.8
Average stage length (miles)	838	842	(0.5)
Average number of operating aircraft during period	95.6	89.7	6.6
Average block hours per aircraft per day	6.4	6.1	4.9
Full-time equivalent employees at end of period	3,835	3,704	3.5
Fuel gallons consumed (thousands)	47,016	44,346	6.0
Average fuel cost per gallon	$2.41	$1.81	33.1

Scheduled service statistics:
Passengers	3,461,267	2,998,476	15.4
Revenue passenger miles (RPMs) (thousands)	2,988,962	2,618,446	14.2
Available seat miles (ASMs) (thousands)	3,485,800	3,073,360	13.4
Load factor	85.7%	85.2%	0.5
Departures	24,281	21,498	12.9
Block hours	53,723	47,481	13.1
Total passenger revenue per ASM (TRASM) (cents) (2)	10.64	10.66	(0.2)
Average fare - scheduled service (3)	$59.23	$61.34	(3.4)
Average fare - air-related charges (3)	$43.36	$43.81	(1.0)
Average fare - third party products	$4.60	$4.12	11.7
Average fare - total	$107.19	$109.27	(1.9)
Average stage length (miles)	845	849	(0.5)
Fuel gallons consumed (thousands)	44,910	42,193	6.4
Average fuel cost per gallon	$2.41	$1.80	33.9
Rental car days sold	472,301	338,212	39.6
Hotel room nights sold	95,690	90,996	5.2
Percent of sales through website during period	93.7%	93.3%	0.4
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

	Nine Months Ended September 30,		Percent
	2018	2017	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	10,510,913	9,233,083	13.8
Revenue passenger miles (RPMs) (thousands)	9,408,944	8,340,269	12.8
Available seat miles (ASMs) (thousands)	11,294,805	10,181,292	10.9
Load factor	83.3%	81.9%	1.4
Operating expense per ASM (CASM) (cents)	9.52	9.12	4.4
Fuel expense per ASM (cents)	3.03	2.46	23.2
Operating CASM, excluding fuel (cents)	6.49	6.66	(2.6)
ASMs per gallon of fuel	76.8	72.2	6.3
Departures	76,912	69,739	10.3
Block hours	174,838	159,181	9.8
Average stage length (miles)	868	870	(0.2)
Average number of operating aircraft during period	92.4	86.6	6.7
Average block hours per aircraft per day	6.9	6.7	3.0
Full-time equivalent employees at end of period	3,835	3,704	3.5
Fuel gallons consumed (thousands)	147,172	141,054	4.3
Average fuel cost per gallon	$2.32	$1.78	30.3

Scheduled service statistics:
Passengers	10,422,579	9,110,745	14.4
Revenue passenger miles (RPMs) (thousands)	9,299,355	8,183,636	13.6
Available seat miles (ASMs) (thousands)	10,883,630	9,747,395	11.7
Load factor	85.4%	84.0%	1.4
Departures	73,537	66,355	10.8
Block hours	167,947	151,988	10.5
Total passenger revenue per ASM (TRASM) (cents) (2)	11.04	10.98	0.5
Average fare - scheduled service (3)	$65.72	$68.04	(3.4)
Average fare - air-related charges (3)	$45.33	$45.06	0.6
Average fare - third party products	$4.23	$4.32	(2.1)
Average fare - total	$115.28	$117.42	(1.8)
Average stage length (miles)	874	875	(0.1)
Fuel gallons consumed (thousands)	141,452	134,906	4.9
Average fuel cost per gallon	$2.31	$1.76	31.3
Rental car days sold	1,408,357	1,104,933	27.5
Hotel room nights sold	313,360	304,234	3.0
Percent of sales through website during period	93.8%	94.1%	(0.3)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, restricted cash and investment securities (short-term and long-term) remained relatively flat from December 31, 2017 to September 30, 2018, at $501.9 million and $499.0 million, respectively. Restricted cash represents escrowed funds under fixed fee contracts and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount reflected as air traffic liability. Investment securities represent highly liquid marketable securities which are available-for-sale.

During the first nine months of 2018, our primary source of funds was $290.1 million generated by operations. Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition and return capital to shareholders. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments, as well as planned capital outlay related to Sunseeker Resorts and other travel and leisure initiatives.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. In addition, we continue to consider raising funds through debt financing on an opportunistic basis. We plan to refinance our $450.0 million of unsecured notes in advance of their maturities in July 2019.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $100 million. There is no expiration to this program.

Debt

Our long-term debt and capital lease obligations balance, without reduction for related issuance costs, increased from $1.2 billion as of December 31, 2017 to $1.3 billion as of September 30, 2018 as we borrowed additional funds secured by aircraft, while making scheduled repayments on our existing debt. During the third quarter of 2018, we borrowed $134.0 million secured by aircraft and $46.9 million against our senior secured revolving credit facility.

Sources and Uses of Cash

Operating Activities. During the nine months ended September 30, 2018, our operating activities provided $290.1 million of cash compared to $302.1 million during the same period of 2017. The year-over-year decrease in cash inflows resulted from adjustments made for non-cash items such as deferred income taxes ($43.0 million lower in 2018) which more than offset a $5.6 million increase in net income.

Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, and we expect to use that cash flow to purchase aircraft and equipment, make scheduled debt payments, invest in Sunseeker Resort - Charlotte Harbor and other travel and leisure initiatives, and return capital to shareholders through share repurchases and dividends.

Investing Activities. Cash used in investing activities was $187.1 million during the nine months ended September 30, 2018 compared to $366.3 million for the same period in 2017. The year-over-year decrease is mostly due to investment security activity, as cash proceeds from maturities of investment securities (net of purchases) were $92.3 million in the first nine months of 2018 compared to cash used to purchase investment securities (net of proceeds) of $33.9 million for the same period in 2017. Cash used to purchase property and equipment was $274.0 million for the first nine months of 2018 compared to $333.7 million in the same period of 2017.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2018 was $12.6 million while cash provided by financing activities was $79.2 million for the same period in 2017. This year-over-year fluctuation is primarily due to an increase in principal payments on long-term debt and capital lease obligations in the current year, as we paid $171.4 million in debt and capital lease payments during the nine months ended September 30, 2018 compared to $88.0 million for the same period in 2017. Our debt payments in the first three quarters of 2018 also included various scheduled balloon payments. Additionally, we received $191.7 million in loan proceeds during the nine months ended September 30, 2018, compared to $292.5 million for the same period in 2017. For the nine months ended September 30, 2018, we paid cash dividends of $33.9 million, compared to $34.5 million in 2017, in addition to $86.2 million in open market common stock repurchases.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving or problems with our aircraft, public perception of our safety, our reliance on automation systems, limitation on growth as we transition to a single fleet type, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, the competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, the continued successful operation of the airline to generate cash flow for use to develop Sunseeker Resort - Charlotte Harbor, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations to our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as discussed below relating to the New Revenue Standard, in the third quarter of 2018, there were no changes to our critical accounting policies and estimates from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2017 Form 10-K.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 31.8 percent of our operating expenses for the nine months ended September 30, 2018. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2018, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $11.1 million and $33.3 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2018, we had a total of $673.2 million in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the nine months ended September 30, 2018, would have affected interest expense by approximately $5.2 million.

As of September 30, 2018, we had $520.3 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for further information about market risk.

Item 4. Controls and Procedures

As of September 30, 2018, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We have evaluated our risk factors and determined the following changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K.

If we finance the construction of Sunseeker Resort - Charlotte Harbor without the incurrence of debt at the subsidiary level, our balance sheet will be weakened if the airline does not generate sufficient cash flow for this purpose or if there are cost overruns.

We have announced we may finance the construction of Sunseeker Resort - Charlotte Harbor on our balance sheet without the incurrence of debt at the subsidiary level. To accomplish this, we will be using our cash balances and cash flow expected to be generated by our airline operations. Our balance sheet will be weakened if the airline does not produce sufficient cash flow for this purpose or if there are cost overruns. We have hired experienced construction management to mitigate the risk of cost overruns. In addition, we have indicated we would consider financing at the subsidiary level during or after construction. If we decide to secure debt at the subsidiary level, these cash flow and balance sheet risks will be mitigated to the extent of any financing funded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the third quarter 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July	783	$130.30	None
August	—	—	None
September	3,935	132.55	None
Total	4,718	$132.18		$100,000
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

ALLEGIANT TRAVEL COMPANY

Date:	October 31, 2018	By:	/s/ Scott Sheldon
Scott Sheldon, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer