Form 10-K
period 2018-12-31
Allegiant Travel CO
filed 2019-02-28
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.8 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 29, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 15, 2019 was 16,281,038.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 27, 2019, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 71.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2018

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expense, capacity growth, expected capital expenditures, number of contracted aircraft to be placed in service in the future, future expansion of our golf management and family entertainment center businesses, the development and financing of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project", "hope" or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, limitation on growth after our transition to a single fleet type, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully finance and develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

Most recently, and in conjunction with our leisure travel focus, we are developing Sunseeker Resort in Florida, operating a golf course near the resort location, managing a golf course management solution and beginning to open family entertainment centers in cities in our route network.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 15, 2019, our operating fleet consisted of 79 Airbus A320 series aircraft. As of that date, we were selling travel on 450 routes to 122 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the Passenger revenue income statement line item, along with scheduled service air transportation revenue.

Third party products and services.  We offer third party travel products such as hotel rooms and ground transportation (rental cars and hotel shuttle products) for sale to our passengers. The marketing component of revenue related to our co-branded credit card is also accounted for in this category.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Other revenue. We may choose to temporarily act as a lessor as an avenue to opportunistically acquire aircraft and/or engines. Upon the expiration of the leases, we have operated the assets ourselves, or are preparing them for future service. We are also currently leasing spare engines to a third party and may choose to act as lessor temporarily in the future on an opportunistic basis. This line item also includes revenue from our golf course acquired in 2018 and our management solution to golf courses around the country.

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

	Traditional Airline Approach	Allegiant Approach
Customer Base:	Business and leisure	Leisure
Network:	Primarily large and mid-sized markets	Small/medium-sized under-served markets
Competition:	High	Low
Schedule:	Uniform throughout the week	Low frequency/variable capacity
Distribution:	Sell through various intermediaries	Sell only directly to travelers
Fare Strategy:	Bundled pricing	Unbundled pricing of air-related services and products

By unbundling our air-related services and products such as baggage fees, advance seat assignments, travel protection, change fees, priority boarding, and food and beverage purchases, we are able to lower our airfares and target leisure travelers who are more concerned with price and the ability to customize their experience with us by only purchasing the additional conveniences they value. This strategy allows us to generate additional passenger revenues from these ancillary charges.
We have established a route network with a national footprint, providing service on 405 routes (and currently selling 450 routes) between 99 origination cities and 23 leisure destinations, and serving 42 states and Puerto Rico as of February 15, 2019. In most of these small and medium-sized cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 15, 2019, including service announcements as of that date.

Bellingham
Kalispell
Pasco
Missoula
Great Falls
Eugene
Minot
Grand Forks
Bangor
Plattsburgh
Bismarck
Fargo
Bozeman
Billings
Medford
Ogdensburg / Ottawa
Portsmouth
Syracuse
Rochester
Albany
Boise
St. Cloud
Niagara Falls
Newburgh
Boston/ Providence
Idaho Falls
Appleton
Grand Rapids
Flint
Elmira
New York City
Rapid City
Milwaukee
Sioux Falls
Allentown
Reno
Ogden
Rockford
Toledo
Cleveland
Harrisburg
Hagerstown
Stockton
Cedar Rapids
South Bend
Pittsburgh
San Francisco / Oakland
Provo
Grand Island
Des Moines
Moline
Fort Wayne
Washington, D.C. / Baltimore
Omaha
Peoria
Indianapolis
Clarksburg
Monterey
Bloomington
Dayton
Columbus
Las Vegas
Denver
Springfield
Cincinnati
Richmond
Fresno
Grand Junction
Huntington
Roanoke
Norfolk
St. George
Kansas City
Louisville
Belleville
Lexington
Raleigh/Durham
Santa Maria
Montrose
Evansville
Wichita
Owensboro
Tri-Cities
Greensboro
Los Angeles
Springfield
Knoxville
Concord
Nashville
Palm Springs
Asheville
Tulsa
Chattanooga
Albuquerque
Northwest Arkansas
Myrtle Beach
San Diego
Oklahoma City
Memphis
Greenville/ Spartanburg
Phoenix / Mesa
Charleston
Little Rock
Savannah / Hilton Head
Tucson
El Paso
Shreveport
Destin / Ft. Walton Beach
Jacksonville
Gulfport / Biloxi
Austin
New Orleans
Orlando / Sanford
San Antonio
Tampa / St. Pete
Sarasota / Bradenton
Anchorage
Laredo
Fort Myers / Punta Gorda
Fort Lauderdale
McAllen
San Juan
Puerto Rico

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $49.98 per passenger in 2018. We own and manage our own air reservation system, which gives us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Focus on leisure traffic from small and medium-sized cities

We believe small and medium-sized cities represent a large, under-served market, especially for leisure travel. Prior to the initiation of our service, leisure travelers from these markets had limited desirable options to reach leisure destinations because existing carriers are generally focused on connecting business customers through their hub-and-spoke networks.

We believe our low fare, nonstop service, along with our leisure company relationships, make it attractive for leisure travelers to purchase airfare and travel-related products from us. The size of the markets we serve, and our focus on the leisure customer, allow us to adequately serve these markets with less frequency, and to vary our air transportation capacity to match seasonal and day-of-the-week demand patterns.

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections (long drives) to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, many major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain profitability in the dynamic travel industry. Because of our low fixed costs, our low unit costs are not dependent on high utilization.
Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. In 2018, during our peak demand period in March, we averaged 8.3 system block hours per aircraft per day while in September, our lowest month for demand, we averaged 4.8 system block hours per aircraft per day. Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. For example, the leisure destination of Palm Springs, CA, is more desirable for our customers from Bellingham, WA during winter months. Therefore, we seasonally decrease the frequency of our Bellingham-Palm Springs flights in the summer, and increase flights per week in the winter. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we concentrate our flights on high leisure demand travel days and fly a smaller portion of our schedule on low demand days such as Tuesdays and Wednesdays.

Our strong revenue production from ancillary items, coupled with our ability to rapidly deploy or contract capacity, has allowed us to operate profitably throughout periods of high fuel prices and economic recession. We manage our capacity with a goal of being profitable on each route.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our operating expense per available seat mile ("CASM") was 9.56¢ in 2018 and 9.41¢ in 2017. Excluding the cost of fuel, our operating CASM was 6.57¢ in 2018 and also excluding fuel plus a one-time impairment charge to our MD-80 fleet, our operating CASM was 6.63¢ in 2017.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low Aircraft Ownership Costs. We achieve low aircraft ownership costs by purchasing primarily used aircraft with meaningful remaining useful lives, at reduced prices. As of February 15, 2019, we own all but five of our aircraft and believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs. Although our 13 newly manufactured Airbus A320 series aircraft have higher purchase prices, we expect the benefits of a greater number of seats, better fuel efficiency, and longer depreciable lives will make these aircraft efficient additions to our fleet. In addition, our network has evolved such that we are maintaining higher levels of daily utilization on the newly manufactured aircraft. As of February 15, 2019, our operating fleet consists of 79 Airbus A320 series aircraft, of which 74 are owned by the Company.

Highly Productive Workforce. Our high level of employee productivity is due to our cost-driven scheduling, fewer unproductive labor work rules, and the effective use of automation and part-time employees. Although the number of our full-time equivalent employees per operating aircraft increased annually from 2015 to 2017 (largely as a result of the fleet transition), this number remained consistent from 2017 to 2018. In an effort to control costs, we also outsource major maintenance, stations and other functions to reliable third-party service providers.
Simple product. We believe offering a simple product is critical to achieving low operating costs. As such, we sell only nonstop flights; we do not code-share or interline with other carriers; we have a single class cabin; we do not provide any free catered items - everything on board is for sale; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.

Low distribution costs. Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel web sites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 93.8 percent of our scheduled service revenue during 2018.

Small and medium-sized city market airports. Our business model focuses on residents of small and medium-sized cities in the United States. Typically, the airports in these cities have lower operating costs than airports in larger cities. These lower costs are driven by less expensive passenger facilities, landing, and ground service charges. In addition to inexpensive airport costs, many of our airports provide marketing support.

Cost-driven schedule. We aim to build our scheduled service so that our crews and aircraft return to base each night. This allows us to maximize crew efficiency, and more cost-effectively manage maintenance, spare aircraft and spare parts. Additionally, this structure allows us to add or subtract markets served by a base without incremental costs. We believe leisure travelers are generally less concerned about departure and arrival times than business travelers, so we are able to schedule flights at times that enable us to reduce costs while remaining desirable to our leisure customers.

Ancillary product offerings

We believe many leisure travelers are concerned primarily with purchasing air travel at the least expensive price. As such, we have unbundled the air transportation product by charging fees for services many U.S. airlines have historically bundled in their product offering. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value.

Revenue from ancillary items will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and airport shuttle service. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have an exclusive agreement with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which generated approximately 64 percent of our third party products revenue in 2018. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2018, we had $447.5 million of unrestricted cash, cash equivalents and investment securities, and total debt and capital lease obligations of $1.3 billion. As of February 15, 2019, we also had 27 unencumbered aircraft available to use as collateral in the secured debt market. As we are profitable and have been able to consistently generate cash from operations, we believe we have more than adequate resources, along with outside financing expected to be available, to invest in the growth of our fleet, information technology, infrastructure, development, Sunseeker Resort, and our other non-airline initiatives, while meeting short-term obligations.

Our financial position and discipline regarding use of capital allows us to have greater financial flexibility to grow our business and to efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes we are selling as of February 15, 2019 are summarized below (includes 405 routes we are currently serving, and 45 new routes which will begin service in 2019):

Routes to Orlando	70
Routes to Tampa/St. Petersburg	53
Routes to Las Vegas	53
Routes to Punta Gorda	43
Routes to Phoenix	43
Routes to Destin	29
Routes to Los Angeles	26
Other routes	133
Total routes	450

The number of routes served varies from time to time as some routes are offered seasonally.

Marketing and Distribution

Our website is our primary distribution method, and we also sell through our call center and at our airport ticket counters. This distribution approach creates significant cost savings and enables us to continue building loyalty with our customers through increased interaction with them. We are also able to utilize customer email addresses in our database, which provides multiple cost effective opportunities to market products and services, including at the time of travel purchase, between purchase and travel, and after travel is complete. In addition, we market products and services to our customers through digital advertising. We believe the breadth of options we offer allows us to provide a “one-stop” shopping solution to enhance the customer travel experience. When we enter new markets, we may advertise in local print publications, on the radio and/or television, to introduce our new service to the community. These activities are often supported by the local airport authority which has sought our initiation of service to the community. We continue to see benefit from marketing contributions of airport authorities and destination marketing organizations.

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

Our competitors include legacy airlines, low cost carriers ("LCCs"), ultra-low cost carriers ("ULCC"), regional airlines, new entrant airlines, and other forms of transportation to a much lesser extent. Many of the airlines are larger, have significantly greater financial resources, are better known, and have more established reputations than us. In a limited number of cases, following our entry into a market, competitors have chosen to add service, reduce their fares, or both. Competitors may also choose to enter after we have developed a market.

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 15, 2019, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airports for Orlando, Phoenix, and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of February 15, 2019, we face mainline competition on approximately 25 percent of our operating routes. We compete with Southwest Airlines on 61 routes, Frontier Airlines on 60 routes, Spirit Airlines on 27 routes, American Airlines on ten routes, Delta Airlines on ten routes, JetBlue Airlines on eight routes, United Airlines on six routes, and Sun Country Airlines on two routes. We may also experience additional competition based on recent route announcements of other airlines.

Indirectly, we compete with Southwest and other carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the medium-sized cities we serve.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service, reputation, and schedule flexibility.

Data Security

We continue to invest heavily in cyber-security, cyber-risk, and privacy initiatives. We employ experienced staff dedicated to cyber-security and cyber-risk analysis, process and technology. We continue to evaluate and proactively implement new preventive and detective processes and technologies including forward-looking threat intelligence and data-centric security measures.

An example of our adoption of advanced security technologies is the use of Format Preserving Encryption to protect e-commerce payment card transactions. In essence, we do not store any credit card data, but rather we use stateless tokenization.

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

Employees

As of December 31, 2018, we employed 3,901 full-time equivalent employees, which consisted of 3,643 full-time and 516 part-time employees. Full-time equivalent employees consisted of approximately 860 pilots, 1,160 flight attendants, 260 airport operations personnel, 330 mechanics, 170 reservation agents, 40 flight dispatchers, and 1,080 management and other personnel.

Salary and benefits expense was our second largest expense in 2018, having represented 29 percent of total operating expenses. The collective bargaining agreement with our Flight Attendants went into effect in December 2017.

Our relations with labor organizations representing our employee groups are governed by the Railway Labor Act ("RLA"). Under this act, if direct negotiations do not result in an agreement, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. If no agreement is reached in these mediated discussions, the NMB may offer binding arbitration to the parties. If either party rejects binding arbitration, a “cooling off” period begins. At the end of this “cooling-off” period, the parties may engage in self-help, which among other events, could result in a strike from employees or for us to hire new employees to replace any striking workers. The table below identifies the status of pending collective bargaining negotiations with employee groups:

Employee Group	Representative	Status of Agreement

Flight Dispatchers	International Brotherhood of Teamsters, Airline Division, Local 986	Elected representation in October 2016. Negotiations are ongoing.
Maintenance Technicians	International Brotherhood of Teamsters, Airline Division, Local 986	Elected representation in March 2018. Negotiations began in January 2019.

The collective bargaining agreements for our pilots and flight attendants last for a contractual term of five years each, expiring in 2021 and 2022, respectively.

If we are unable to reach a labor agreement with any employee group, they may seek to institute work interruptions or stoppages. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

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

We also support Science, Technology, Engineering and Mathematics ("STEM") education programs that provide access to careers in aeronautical sciences. In 2018, we donated over $0.4 million in aircraft parts to a Las Vegas high school in support of its aviation magnet program.

Non-Airline Initiatives

Sunseeker Resort
We are developing a hotel resort in Southwest Florida. We have purchased approximately 24 acres on the harbor in Port Charlotte, Florida for the construction of Sunseeker Resort - Charlotte Harbor. We have also purchased a nearby golf course we plan to market with the resort. Our current plans include the construction of a 500-room hotel and two towers offering an estimated 180 one, two and three bedroom suites, bar and restaurant options, and other amenities.

We intend to begin construction on the project in the first quarter 2019 with completion of the hotel in late 2020. We intend to finance a significant portion of the project. Upon completion, we expect we will continue to own the hotel and all food and beverage options on the property.
This location was particularly attractive to us because of the number of flights we operate to the Punta Gorda airport, which is a short drive from the resort site. During 2018, we operated over 9,000 flights to Punta Gorda from our small and medium-sized cities and carried approximately 1.4 million passengers. The resort is also within driving distance from the nearby airports in Fort Myers, Sarasota and St. Petersburg. During 2018, we operated over 14,000 flights to St. Petersburg from our small and medium-sized cities and carried more than 2.0 million passengers to that destination. In addition, we currently offer service to Sarasota from three cities, and have recently announced service from nine additional cities, with routes planned to start in the first two quarters of 2019. Southwest Florida also attracts a substantial number of tourists by car.
Teesnap
We have worked to adapt our “buy-on-board” technology into a golf course management solution. As of December 31, 2018, we were providing these services to approximately 590 golf courses in 48 states throughout the country. To date, the financial results have not been significant to our overall performance.
Family Entertainment Centers
Our first family entertainment center opened in January 2019 in Clearfield, UT, near the Ogden, UT airport. It features games, attractions, and food. We plan to expand our family entertainment center offerings in locations near airports we serve. Plans for future locations of entertainment centers include Warren, MI (near the Flint, MI airport), and Fort Wayne, IN (near the Fort Wayne, IN airport).
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
DOT.  The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices, and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities. The DOT monitors the continuing fitness of carriers and has the authority to promulgate regulations and to investigate (including by on-site inspections) and institute proceedings to enforce its regulations and related federal statutes, and may assess civil penalties, suspend or revoke operating authority, and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to a particular community if such cessation would leave the community without scheduled airline service.
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
Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. On October 5, 2018, the FAA Reauthorization Act of 2018 was signed into law extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") through September 30, 2023. All carriers are required to collect these taxes from passengers and pass them through to the federal government.
In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, U.S. Customs and Border Protection ("CBP"), U.S. Citizenship and Immigration Services (“CIS”), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers are required to collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized, although their amounts may be revised periodically.
In 2019 or thereafter, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. By thus increasing the overall price charged to passengers, such action could lessen demand for air travel or force carriers, including us, to lower fares to maintain demand. Also in 2019 or thereafter, Congress may consider privatization of the U.S air traffic control ("ATC") system with user fee based funding. The effect of such action, if adopted as law, on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports we serve.
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
In July 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we and other air carriers operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years. In 2016 the EPA indicated the regulations it intends to propose will be no less stringent than the ICAO standards.
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
International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from, and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.
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

As of February 15, 2019, our operating fleet consists exclusively of 79 Airbus A320 series aircraft, of which all but 13 were acquired used. Our used aircraft range from 9 to 22 years from their manufacture date at February 15, 2019. All of our MD-80 series aircraft were retired as of the end of November 2018.
An accident involving one of our aircraft, even if fully insured, could result in a public perception that we are less safe or reliable than other airlines, which would harm our business. Further, there is no assurance that the amount of insurance we carry would be sufficient to protect us from material loss. Because we are smaller than most airlines, an accident would likely adversely affect us to a greater degree than a larger, more established airline.

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

The successful development of our first Sunseeker Resort is dependent on commercial and economic factors, some of which are beyond our control.

We are developing a hotel resort in Southwest Florida with construction expected to begin in the first quarter of 2019 and completion of the hotel expected in late 2020. The successful development of the project will be subject to various risks inherent in construction projects (such as securing sufficient financing on a timely basis, cost overruns and construction delays) as well as risks of gaining sufficient interest from vacationers to stay in our hotel or suites, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

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

Fuel costs constitute a significant portion of our total operating expenses, representing 31.3 percent, 26.8 percent and 25.6 percent during 2018, 2017 and 2016, respectively. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constituted approximately 29 percent of our total operating costs in 2018, our second largest expense line item. Industry demand for pilots and the supply of available pilots will impact our labor costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 57 percent of our employees. In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots, which became effective as of August 1, 2016. The agreement provides for enhancements to pay scales, benefits, and limited work rules.

An agreement with the Transport Workers Union for the flight attendant group was approved in December 2017, which will also increase costs over the five-year term of the contract. We are also still in the negotiation process with our flight dispatchers and our maintenance technicians, for which negotiations commenced in February 2017 and January 2019, respectively.
Union contracts with these, or other, work groups could put additional pressure on our labor costs.
If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, we could be subject to work slowdowns or stoppages. Any of these events could have an adverse effect on our operations and future results.

Increases in taxes could impact demand for our services.

In 2019, Congress may consider legislation that could increase the amount of Federal Excise Tax and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services.

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

Our debt and capital lease obligations as of December 31, 2018 totaled $1.3 billion. This indebtedness and other commitments with debt service and fixed charge obligations could:

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

On February 5, 2019, we borrowed $450.0 million under a Credit and Guaranty Agreement (the “Term Loan”). The Term Loan contains covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the Credit and Guaranty Agreement contains financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Term Loan with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while the Term Loan is outstanding.

The Credit and Guaranty Agreement contains various events of default (including failure to comply with the covenants under the Credit and Guaranty Agreement), and upon an event of default the lenders may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Term Loan.
As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during difficult times or to take advantage of new business opportunities.

Any inability to obtain financing for aircraft under contract could harm our fleet retirement and growth plan.

We typically finance our aircraft through debt financing after purchase. Although we believe debt financing will be available for the aircraft we will acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

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

Engine overhaul expenses for our Airbus A320 series aircraft will be significantly higher than similar expenses for our MD-80 aircraft, which were all retired as of the end of November 2018. These major maintenance expenses for the Airbus aircraft are capitalized and amortized as part of depreciation and amortization expense.

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

We also rely on the owners of aircraft under contract to be able to deliver, or redeliver, aircraft in accordance with the terms of executed agreements in a timely manner. Our planned initiation of service with these aircraft in the future could be adversely affected if the third parties fail to perform as contractually obligated.

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

The airline industry is highly competitive. The smaller cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. In 2014, we began service to medium-sized cities which we believe to be under-served for nonstop service to our leisure destinations, and as of February 15, 2019, approximately 37 percent of our routes are serving these medium-sized cities. If other airlines begin to provide nonstop services to and from these markets, or otherwise target these markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets or could impact our margins.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, and increased inspection and maintenance procedures to be conducted on aging aircraft. Proposals have also been made to re-regulate the airline industry in varying degrees. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

In recent years, the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional new regulations or policies may be proposed or take effect in 2019 or thereafter, whether on DOT's initiative or as directed by Congress. We are not able to predict the impact of any new consumer protection rules on our business, though we monitor the progress of potential rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our practices are found to be in compliance with the DOT rules, we could incur substantial costs defending our practices.

In November 2013, the FAA proposed revisions to the method by which air carriers calculate and control aircraft weight-and-balance. The proposal is based on a continuing increase in the average weight of persons in the United States. The FAA accepted industry comments on its proposal as amended, through mid-2017, but to date, no decision has been issued. If the revisions are adopted as proposed by the FAA, the ability of carriers to rely on average weights for this purpose will be complicated significantly, additional costs may result, and we may be required to carry less than full loads on certain flights.

Congress also may consider privatization of the U.S. Air Traffic Control system with user fee based funding; the potential effect on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

In the past, legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the EPA concluded in 2016 that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years. In 2016, the EPA indicated the regulations it intends to propose will be no less stringent than the ICAO standards. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.
With respect to aircraft weight and balance, consumer protection, climate change, taxation, and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers or adjust our operations to offset the new costs.
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

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Punta Gorda, or Destin as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, or our other leisure destinations, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks or natural disasters.

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

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities and we have been sued as a result of adverse publicity and stock price declines during 2018. This or similar litigation could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2018:

Aircraft Type	Owned (1)	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319 (2)	32	156	12-15	13.5
Airbus A320 (3) (4)	44	177/186	1-22	12.3
Total aircraft	76

(1)	Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6 – Long-Term Debt for discussion of notes payable collateralized by our aircraft.

(2)	Does not include five aircraft of which we had taken delivery but not placed into service as of December 31, 2018.

(3)	Does not include two aircraft of which we had taken delivery but not placed into service as of December 31, 2018.

(4)	Includes five aircraft under capital lease.

The below table includes the number of aircraft expected in service by March 31, 2019:

A319	37
A320	46
Total	83

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

We have operational bases at airports for many of the leisure destinations we serve, as well as Bellingham International Airport, Pittsburgh International Airport, Cincinnati/Northern Kentucky International Airport, Indianapolis International Airport, McGhee Tyson Airport, and Asheville Regional Airport. We are also developing a base in Grand Rapids, MI which is scheduled to open in June 2019. Our operational base in Myrtle Beach is maintained on a seasonal basis.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations' support. We lease additional space in cargo areas at McCarran International Airport, Orlando Sanford International Airport and Phoenix-Mesa Gateway Airport for our primary line maintenance operations. We also lease approximately 100,000 square feet of warehouse space in Las Vegas, Orlando Sanford, and Phoenix-Mesa for aircraft spare parts and supplies.

The following details the airport locations we utilize as operational bases as of February 15, 2019:

Airport	Location

Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Indianapolis International Airport	Indianapolis, Indiana
Los Angeles International Airport	Los Angeles, California
McCarran International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Myrtle Beach International Airport	Myrtle Beach, South Carolina
Oakland International Airport	Oakland, California
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Punta Gorda Airport	Punta Gorda, Florida
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space. To date, we occupy approximately 182,000 square feet and the remaining space will be used for growth and expansion as needed.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2019 and 2036.

Non-airline Initiatives

We own approximately 24 acres on the harbor in Port Charlotte, Florida for the construction of Sunseeker Resort - Charlotte Harbor. Additionally, we have purchased a golf course consisting of 156 acres and an 18,000 square foot club house in Lake Suzy, Florida.

We also have leased approximately 200,000 square feet in buildings in Clearfield, UT and Warren, MI for our family entertainment centers, and have purchased a property in Fort Wayne, IN containing an additional 65,500 square feet on 11 acres.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 15, 2019, the last sale price of our common stock was $139.21 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2018
1st Quarter	$181.45	$147.50
2nd Quarter	$177.00	$135.75
3rd Quarter	$147.00	$117.30
4th Quarter	$135.48	$98.21
2017
1st Quarter	$182.25	$153.40
2nd Quarter	$169.15	$134.65
3rd Quarter	$147.00	$111.54
4th Quarter	$162.35	$125.95

As of February 15, 2019, there were 199 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2018:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (3)
Equity compensation plans approved by security holders (1)	9,737	$108.59	1,398,808

(1)	There are no securities to be issued under any equity compensation plans not approved by our security holders.

(2)
The shares shown as being issuable under equity compensation plans exclude unvested restricted stock awards of 196,194 as all restricted stock awards are deemed to have been issued, and exclude all outstanding stock appreciation rights ("SARs") which are settled in cash.

(3)
Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 699,404 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

In 2018, we continued the payment of a regular quarterly dividend we began in 2016. The current dividend is set at $0.70 per share for each quarter, bringing total regular cash dividends declared, and paid, in 2018 to $2.80 per share. Regular cash dividends declared and paid in 2017 and 2016 were $2.80 per share and $2.40 per share, respectively. In January 2016, we also paid a $1.65 per share special dividend that was declared in December 2015.

In addition to our regular cash dividends, our Board of Directors periodically considers the payment of special cash dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

At December 31, 2018, the indenture governing our senior unsecured notes contained limitations on restricted payments, which include stock repurchases and cash dividends. These restrictions were eliminated pursuant to the third supplemental indenture finalized in February 2019.

The Credit and Guaranty Agreement we entered into in February 2019 in connection with the Term Loan provides that absent an event of default, regularly scheduled dividends in any four-quarter period may be paid up to the lesser of $75.0 million or 20 percent of our consolidated EBITDA (as defined in the Credit and Guaranty Agreement) for the previous four-quarter period.
Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October	234	$117.06	None
November	41	121.98	None
December	None	N/A	None
Total	275	$117.79	None	$100,000

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2013. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2013 and that all dividends are reinvested. Stock price performance presented for the historical periods presented is not necessarily indicative of future results.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
ALGT	$100.00	$144.94	$164.15	$165.07	$156.68	$107.62
Nasdaq Composite Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87
AMEX Airline Index	$100.00	$149.36	$124.70	$159.03	$167.34	$129.94

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

We adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" (the "New Revenue Standard") and ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220) effective January 1, 2018. As such, certain prior period results have been recast. See Note 2 to the Consolidated Financial Statements for further information.

	For the Year Ended December 31,
FINANCIAL DATA (in thousands except per share amounts):	2018	2017 (3)	2016	2015	2014 (3)
		As recast	As recast
Total operating revenue	$1,667,447	$1,511,203	$1,378,942	$1,262,188	$1,137,046
Total operating expenses	1,423,988	1,280,573	1,006,375	890,486	979,701
Operating income	243,459	230,630	372,567	371,702	157,345
Total other expense (1)	44,141	31,623	24,600	24,983	20,214
Income before income taxes	199,318	199,007	347,967	346,719	137,131
Net income	$161,802	$198,148	$220,866	$220,374	$86,689
Earnings per share to common shareholders (2):
Basic	$10.02	$12.14	$13.31	$12.97	$4.87
Diluted	10.00	12.13	13.29	12.94	4.86
Cash dividends declared per share	2.80	2.80	2.40	2.75	2.50
Total assets	$2,498,668	$2,180,157	$1,671,576	$1,358,331	$1,240,986
Total long-term debt, net of related costs	1,271,733	1,164,892	808,274	641,678	588,794
Shareholders' equity	690,321	553,311	475,740	350,005	294,065

(1)	Net of capitalized interest for 2018, 2017, and 2016 in the amounts of $2.4 million, $3.2 million, and $1.8 million, respectively.

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

	For the Year Ended December 31,
OPERATING DATA: (unaudited)	2018	2017	2016	2015	2014
		As recast	As recast
Total system statistics:
Passengers	13,750,199	12,310,122	11,128,191	9,500,611	8,154,357
Revenue passenger miles (RPMs) (thousands)	12,307,247	11,106,772	10,282,827	8,944,952	7,825,962
Available seat miles (ASMs) (thousands)	14,899,874	13,612,003	12,375,505	10,526,610	8,945,616
Load factor	82.6%	81.6%	83.1%	85.0%	87.5%
Operating expense per ASM (CASM) (cents) (1) (2)	9.56	9.41	8.13	8.45	10.95
Fuel expense per ASM (cents) (2)	2.99	2.52	2.08	2.64	4.34
Operating CASM, excluding fuel (cents) (1)	6.57	6.89	6.05	5.81	6.61
ASMs per gallon of fuel	77.82	72.96	71.62	70.20	69.38
Departures	101,212	93,061	82,341	68,653	56,961
Block hours	230,123	212,405	190,706	160,431	135,572
Average stage length (miles)	868	870	889	900	918
Average number of operating aircraft during period	91.0	87.3	83.3	74.3	68.8
Average block hours per aircraft per day	6.9	6.7	6.3	5.9	5.4
Full-time equivalent employees at end of period	3,901	3,752	3,416	2,846	2,411
Fuel gallons consumed (thousands)	191,471	186,563	172,796	149,951	128,933
Average fuel cost per gallon (2)	$2.33	$1.84	$1.49	$1.86	$3.01
Scheduled service statistics:
Passengers	13,606,103	12,138,146	11,003,864	9,355,097	8,017,442
Revenue passenger miles (RPMs) (thousands)	12,145,601	10,901,161	10,130,675	8,821,908	7,711,696
Available seat miles (ASMs) (thousands)	14,340,674	13,031,824	11,921,733	10,236,075	8,693,631
Load factor	84.7%	83.7%	85.0%	86.2%	88.7%
Departures	96,554	88,432	78,747	65,683	54,440
Block hours	220,760	202,752	183,290	155,403	131,210
Total scheduled service revenue per ASM (TRASM) (cents) (3)	11.10	10.93	11.02	11.82	12.66
Average fare - scheduled service (4)	$67.01	$67.90	$69.86	$78.63	$91.30
Average fare - ancillary air-related charges (4)	$45.71	$45.14	$45.47	$46.43	$41.37
Average fare - third party products	$4.27	$4.34	$4.08	$4.29	$4.56
Average fare - total	$116.99	$117.38	$119.41	$129.35	$137.23
Average stage length (miles)	875	876	895	915	934
Fuel gallons consumed (thousands)	183,798	178,298	166,528	145,654	125,173
Percent of sales through website during period	93.8%	94.0%	94.2%	95.1%	93.8%
OTHER DATA: (unaudited)
Hotel room nights	409,164	390,986	439,942	452,272	528,329
Rental car days	1,823,451	1,415,901	1,502,326	1,204,982	916,640
Golf courses under agreement with Teesnap	590	296	186	50	3

(1)	Includes effects of special items in 2017 and 2014.
(2)	Includes effect of fuel tax refund of $8.3 million (approximately $0.05 per gallon) in 2016.
(3)
Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.

(4)	Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

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

“Load factor” represents the percentage of aircraft seating capacity utilized (revenue passenger miles divided by available seat miles).

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

“Total scheduled service revenue per ASM” or “TRASM” represents passenger revenue divided by scheduled service available seat miles.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2018, 2017 and 2016. Also discussed is our financial position as of December 31, 2018 and 2017. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	December 31, 2018	December 31, 2017	December 31, 2016
A320 (1) (2)	44	30	16
A319 (3)	32	22	17
MD-80	—	37	47
B757-200	—	—	4
Total	76	89	84

(1) Does not include two aircraft for which we have taken delivery as of December 31, 2018.
(2) Includes five aircraft under capital lease as of December 31, 2018.
(3) Does not include five aircraft for which we have taken delivery as of December 31, 2018.

As of February 15, 2019, we are party to forward purchase agreements for 14 Airbus A320 series aircraft. We expect delivery of 11 of these aircraft in 2019, two in 2020, and one in 2022. In January 2019, we took delivery of two aircraft for which we had a purchase agreement as of December 31, 2018. Refer to Part I - Item 2 - Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

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

As of February 15, 2019 and including recent service announcements, we were selling 450 routes.

Our route network as of December 31, 2018 represents a 4.0 percent increase in the number of routes flown compared to the end of 2017, and the number of medium-sized cities served is now up to 24 since we began service to these larger cities in 2014.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	December 31, 2018	December 31, 2017	December 31, 2016
Leisure destinations	23	19	21
Origination cities	98	101	97
Total cities	121	120	118

Total routes	417	401	360

TRENDS

As of the end of November 2018, we have fully transitioned to an all-Airbus A320 series fleet with the addition of 24 Airbus A320 series aircraft and the retirement of 37 MD-80 aircraft during 2018. We expect to add 17 additional Airbus aircraft to our operating fleet by the end of 2019.

An all-Airbus fleet is expected to bring about many improvements, including greater fuel efficiency and enhanced reliability, which should allow us to reduce spare counts and fly more during peak days. Airbus aircraft flew 82.1 percent of our scheduled service ASMs in 2018, compared to 59.7 percent in 2017, which drove a 6.7 percent increase in fuel efficiency (measured as ASMs per gallon).

Throughout the transition to an all-Airbus fleet, we have also seen improvements in our operations, which is a trend expected to continue now that the transition is complete. Our controllable flight completion rate for 2018 was 99.7 percent (among the best in the industry) and our on-time arrival rate increased by nearly 4 percentage points.

In 2016, we announced certain initiatives intended to increase our profitability by 2020. These include fuel cost savings from increased ASM production per gallon of fuel, efforts to decrease cost per ASM excluding fuel, revenue from our credit card program, eCommerce initiatives and a new pricing engine, increased revenues from fixed fee flying, the modification of certain of our Airbus aircraft to 186 seats and greater fleet productivity.

In 2018, we increased ASM production per gallon of fuel (which we estimate saved approximately $30 million of fuel cost) and increased revenue over 2016 levels of fixed fee flying (over $18 million of increased fixed fee revenues). In addition, we have recognized approximately $33 million in third party product revenue from our co-brand credit card program since its introduction in 2016. We maintained additional personnel and incurred higher training expenses in connection with the fleet transition, and expect our labor efficiency to improve, and our training expenses to decline, as we now have an all-Airbus fleet.

As of February 15, 2019, we were offering service on 151 medium-sized city routes compared to 140 as of the same date in 2018. We initiated service on nine new network routes in the fourth quarter of 2018, including service into three new cities:

Saint George, UT; Tucson, AZ; and Albany, NY. Our recently announced routes also include new service to Anchorage, AK in 2019.

Of the 450 routes we were selling as of February 15, 2019, approximately 75 percent are not competitive routes, and of the recent service announcements, approximately 85 percent are not competitive routes. We are continually expanding our network, and have identified approximately 600 potential routes for future growth.

In November 2018, we opened a new operational base in Knoxville, TN and announced plans to open a new operational base in Grand Rapids, MI in June 2019, which will be our 16th year-round base of operations.

Planning and development for Sunseeker Resort - Charlotte Harbor is ongoing. Construction is expected to begin in the first quarter of 2019, with the opening of the resort planned for late 2020.

We believe that disclosing non-airline information separately will allow investors to better understand and analyze our principal operating performance, and we intend to begin reporting distinct operating segments (airline and non-airline) in 2019.

Our flight dispatchers voted for union representation by the International Brotherhood of Teamsters ("IBT") and negotiations began in February 2017. The dispatchers failed to ratify a tentative agreement in May 2018 and, as a result, negotiations continue. There are approximately 40 employees in this operating group.

In March 2018, our maintenance technicians, who represent approximately nine percent of our total employee base (approximately 330 employees), voted for union representation by the IBT. Negotiations for an agreement with this group began in late January 2019.

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

Depreciation and amortization expense includes the depreciation of all owned fixed assets, including aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft as well as major maintenance costs for our MD-80 aircraft (which have all been retired as of the end of November 2018). Also included are fees for repairs performed by third party vendors.

Sales and marketing expense includes all advertising, promotional expenses, sponsorships, travel agent commissions and debit and credit card processing fees associated with the sale of scheduled service and air-related ancillary charges.

Aircraft lease rentals expense consists of the cost for sub-service which may be contracted out in conjunction with operational disruptions.

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, non-salary expenses for non-airline initiatives (including Teesnap,

Sunseeker Resort - Charlotte Harbor, and the family entertainment centers), the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Special charge includes the non-cash impairment charge taken in 2017 on our MD-80 series aircraft, engines and related assets.

RESULTS OF OPERATIONS

2018 compared to 2017

Operating Revenue

Passenger revenue. Passenger revenue now includes both scheduled service revenue and ancillary air-related revenue, due to the implementation of the New Revenue Standard. Passenger revenue for 2018 increased 11.8 percent compared with 2017. The increase was driven primarily by a 9.2 percent increase in scheduled service departures and a 1.0 percentage point increase in load factor, which resulted in a 12.1 percent increase in scheduled service passengers. The higher number of passengers resulted in year-over-year increases in ancillary revenue from products such as baggage, seat and convenience fees.

Third party revenue. Ancillary third party revenue increased 10.2 percent in 2018 from 2017, due primarily to an increase in net revenue from rental cars resulting from the increase in scheduled service passengers. Our co-branded credit card program continues to contribute to revenue and we expect meaningful incremental revenues in 2019 and going forward.

Fixed fee contract revenue. Fixed fee contract revenue for 2018 increased 3.2 percent compared with 2017 due to an increase in ad-hoc charter flying as well as continuing fixed fee flying for Apple Vacations and the Department of Defense.

Other revenue. Other revenue for 2018 decreased $12.4 million, primarily as 12 aircraft generating lease revenue from a European carrier during 2017 were redelivered to us throughout 2017 and 2018. The effects of this decrease were partially offset by increases in revenue from our golf course management solution as well as revenue generated from the leasing of spare RB-211 engines.

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

The following table presents operating expense per passenger for the indicated periods.

	For the Year Ended December 31,		Percent
	2018	2017	Change
		As recast
Aircraft fuel	$32.42	$27.89	16.2%
Salary and benefits	30.10	30.19	(0.3)
Station operations	11.71	11.58	1.1
Depreciation and amortization	9.41	9.89	(4.9)
Maintenance and repairs	7.20	9.22	(21.9)
Sales and marketing	5.35	4.61	16.1
Aircraft lease rentals	0.06	0.25	(76.0)
Other	7.31	7.54	(3.1)
Special charge (1)	—	2.86	NM
Operating expense per passenger	$103.56	$104.03	(0.5)%
Operating expense per passenger, excluding fuel	$71.14	$76.14	(6.6)%
(1) $35.3 million impairment charge on MD-80 fleet in 2017.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. As on a per-passenger basis, excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods.

	For the Year Ended December 31,				Percent
	2018		2017		Change
			As recast
Aircraft fuel	2.99	¢	2.52	¢	18.7%
Salary and benefits	2.78		2.73		1.8
Station operations	1.08		1.05		2.9
Depreciation and amortization	0.87		0.89		(2.2)
Maintenance and repairs	0.66		0.83		(20.5)
Sales and marketing	0.49		0.42		16.7
Aircraft lease rentals	0.01		0.02		(50.0)
Other	0.68		0.69		(1.4)
Special charge (1)	—		0.26		NM
CASM	9.56	¢	9.41	¢	1.6%
CASM, excluding fuel	6.57	¢	6.89	¢	(4.6)%
(1) $35.3 million impairment charge on MD-80 fleet in 2017.

Salary and benefits expense. Salary and benefits expense for 2018 increased $42.3 million, or 11.4 percent, compared with 2017. The increase was primarily the result of a 4.0 percent increase in the number of full-time equivalent employees ("FTE") as well as an 8.3 percent increase in system block hours.

Aircraft fuel expense. Aircraft fuel expense for 2018 increased $102.5 million, or 29.8 percent, compared with 2017 as the system average fuel cost per gallon increased by 26.6 percent, coupled with a 2.6 percent increase in system fuel gallons consumed on a 9.5 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 6.7 percent year over year due to increased flying on our Airbus aircraft which are more fuel efficient than our MD-80 aircraft.

Station operations expense. Station operations expense for 2018 increased $18.4 million, or 12.9 percent, on a 9.2 percent increase in scheduled service departures compared with 2017. The increase in expense outpaced the increase in departures due primarily to rate increases, including landing and ground handling fees, at our larger airports which tend to be more expensive. We continue to view airport expense as a key factor when considering new market entrance.

Depreciation and amortization expense. Depreciation and amortization expense for 2018 increased $7.6 million, or 6.3 percent, compared with 2017, partially related to a 4.2 percent increase in the average number of aircraft in service as we continue to add Airbus aircraft into our fleet. Depreciation expense for the Airbus fleet was $85.3 million in 2018 compared to $56.8 million in 2017 as a result of the addition of 24 Airbus aircraft during the year. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $12.5 million for 2018 compared to $6.7 million for 2017 due to the growing number of Airbus aircraft in service and related scheduled major maintenance events.

No depreciation expense was recognized in 2018 for our MD-80 fleet as an impairment charge was taken in the fourth quarter 2017 which reduced the carrying value of this fleet to zero. Depreciation expense for our MD-80 fleet and related assets in 2017 was $20.9 million. Our remaining Boeing 757-200 aircraft and related assets were retired in 2017.

Maintenance and repairs expense. Maintenance and repairs expense for 2018 decreased $14.5 million, or 12.7 percent, compared with 2017. The year-over-year decrease is partially due to fewer heavy maintenance events performed on our MD-80 series aircraft, as they were systematically retired from our operating fleet throughout 2018. Additionally, the cost of major maintenance events for our Airbus aircraft is capitalized in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Sales and marketing expense. Sales and marketing expense for 2018 increased $16.8 million, or 29.7 percent, compared to 2017, partly due to an increase in net credit card fees paid as a result of an 11.8 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our multi-year partnerships with the Vegas Golden Knights and Minor League Baseball.

Other expense. Other expense for 2018 increased by $7.7 million, or 8.3 percent, compared with 2017. The increase is primarily due to information technology administration expenses, as well as other expenses incurred to support our airline operations and non-airline initiatives.

Income Tax Expense

Our effective tax rate was 18.8 percent and 0.4 percent for 2018 and 2017, respectively. The increase in the effective tax rate year over year was primarily due to a $74.7 million one-time tax benefit related to the remeasurement of deferred tax balances recognized in 2017 per the "Tax Cuts and Jobs Act" (the "Tax Act"). We expect our tax rate to be between 24 percent and 25 percent in the near term primarily as a result of the 21 percent federal income tax rate, as well as the estimated impact of state taxes.

2017 compared to 2016

Operating Revenue

Passenger revenue. Passenger revenue for these years has been recast to include both scheduled service revenue and ancillary air-related revenue, due to the implementation of the New Revenue Standard. Passenger revenue for 2017 increased 8.1 percent, or $103.0 million, compared with 2016. The increase was mostly the result of a 10.3 percent increase in the number of scheduled service passengers offset by a 1.5 percent decrease in average scheduled service fare coupled with a 0.8 percent decrease in average fare for air-related charges. Hurricane Irma’s largest impact was evident in Florida markets during the third quarter 2017. The tragic Las Vegas shooting on October 1, 2017 negatively impacted scheduled service demand in this market for several weeks in the fourth quarter 2017. Combined, the negative impact to revenue of these two events was in excess of $8.5 million.

Third party revenue. Third party revenue increased $7.8 million, or 17.3 percent, in 2017 from 2016, primarily due to revenue generated from our co-branded credit card program. The increase from co-branded credit card revenue was offset by a decrease in net revenue from third party products (hotel rooms, rental cars, attraction and show tickets) resulting from an 11.1 percent and 5.8 percent decrease in hotel room nights and rental car days, respectively. Hurricane Irma had a significant impact on rental car sales in our Florida markets during the third quarter 2017. Overall, there was a 6.4 percent increase in third party revenue per passenger year over year as increases from the co-branded credit card more than offset declines in other areas.

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

Operating Expenses

The following table presents operating expense per passenger for the indicated periods.

	For the Year Ended December 31,		Percentage
	2017	2016	Change
	As recast	As recast
Salary and benefits	$30.19	$26.24	15.1%
Aircraft fuel (1)	27.89	23.12	20.6
Station operations	11.58	11.15	3.9
Maintenance and repairs	9.22	9.98	(7.6)
Depreciation and amortization	9.89	9.45	4.7
Sales and marketing	4.61	3.11	48.2
Aircraft lease rentals	0.25	0.08	212.5
Other	7.54	7.29	3.4
Special charge (2)	2.86	—	NM
Operating expense per passenger	$104.03	$90.42	15.1%
Operating expense per passenger, excluding fuel	$76.14	$67.30	13.1%
(1) Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
(2) $35.3 million impairment charge on MD-80 fleet in 2017.

The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods.

	For the Year Ended December 31,				Percentage
	2017		2016		Change
	As recast		As recast
Salary and benefits	2.73	¢	2.36	¢	15.7%
Aircraft fuel (1)	2.52		2.08		21.2
Station operations	1.05		1.00		5.0
Maintenance and repairs	0.83		0.90		(7.8)
Depreciation and amortization	0.89		0.85		4.7
Sales and marketing	0.42		0.28		50.0
Aircraft lease rental	0.02		0.01		100.0
Other	0.69		0.65		6.2
Special charge (2)	0.26		—		NM
CASM	9.41	¢	8.13	¢	15.7%
CASM, excluding fuel	6.89	¢	6.05	¢	13.9%
(1) Includes effect of $8.3 million fuel tax refunds in the second quarter of 2016.
(2) $35.3 million impairment charge on MD-80 fleet in 2017.

Salary and benefits expense. Salary and benefits expense for 2017 increased $79.6 million, or 27.3 percent, compared with 2016. The increase is largely attributable to $52.0 million in incremental expense related to the collective bargaining agreement with our pilots (effective August 1, 2016), which also takes into consideration a 14.1 percent increase in pilot FTEs. The overall increase also reflects costs associated with an 8.4 percent increase in the number of all other FTEs needed to support additional operating aircraft and the transition to a single fleet type.

Aircraft fuel expense. Aircraft fuel expense for 2017 increased $86.0 million, or 33.4 percent, compared with 2016. Excluding the effect of one-time $8.3 million in fuel tax refunds in the second quarter 2016, fuel expense would have increased 29.3 percent and the system average fuel cost per gallon would have increased by 19.5 percent. Additionally, there was an 8.0 percent increase in system fuel gallons consumed due to a 10.0 percent increase in system capacity. ASM growth outpaced fuel consumption as average ASMs per gallon increased 1.9 percent year over year due to the fuel efficiency of the Airbus fleet.

Station operations expense. Station operations expense for 2017 increased $18.5 million, or 14.9 percent, on a 12.3 percent increase in scheduled service departures compared with 2016. The increase in expense outpaced the increase in departures due to servicing more medium-sized cities at higher frequencies (these cities generally have higher costs than smaller city airports) as well as various supplementary station expenses.

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

Maintenance and repairs expense. Maintenance and repairs expense for 2017 increased $2.4 million, or 2.2 percent, compared with 2016 due primarily to a 4.8 percent increase in average number of operating aircraft in service, offset by fewer major maintenance events performed on our MD-80 series aircraft. The cost of major maintenance events for our Airbus aircraft is capitalized in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Sales and marketing expense. Sales and marketing expense for 2017 increased $22.0 million compared to 2016, primarily due to an increase in net credit card fees paid as a result of an 8.1 percent increase in passenger revenue year over year. There were also year-over-year increased expenses related to various marketing initiatives for our nationwide network.

Other expense. Other expense for 2017 increased by $11.7 million, or 14.4 percent, compared with 2016. The increase is due to flight crew training needed to support our fleet transition and growing route network, information technology expenses, as well as other administrative expenses incurred to support our operational growth.

Special charge. We incurred a $35.3 million non-cash impairment charge to our MD-80 series aircraft, engines and related assets, triggered in the fourth quarter of 2017.

Income Tax Expense

Our effective tax rate was 0.4 percent and 36.5 percent for 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to a $74.7 million one-time tax benefit related to the remeasurement of deferred tax balances per the Tax Act enacted in December 2017.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash and investment securities (short-term and long-term) decreased at December 31, 2018 to $447.5 million from $490.7 million in 2017. Restricted cash represents escrowed funds under fixed fee contracts and cash collateralized against letters of credit required by hotel properties for guaranteed room availability, airports, and certain other parties. Under our fixed fee flying contracts, we require customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount reflected as air traffic liability. Investment securities represent liquid marketable securities which are available-for-sale.
During 2018, our primary source of funds was $356.6 million generated by our operations in addition to $211.2 million in proceeds from notes payable. Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition and return capital to shareholders. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing Airbus A320 series aircraft commitments, as well as capital outlay for Sunseeker Resort and our other non-airline initiatives.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, and cash balances, to meet our future contractual obligations. We continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $100.0 million. There is no expiration date for the program.

Debt

Our total long-term debt and capital lease obligations balance, without reduction for related issuance costs, remained relatively consistent at $1.3 billion and $1.2 billion as of December 31, 2018 and 2017, respectively. We borrowed additional funds secured largely by aircraft, while making $232.2 million in scheduled repayments on existing debt. During 2018 we borrowed $153.5 million secured by aircraft, $46.9 million against our senior secured revolving credit facility, and $10.8 million secured by various ground equipment. In February 2019, we also borrowed $450.0 million under a Credit and Guaranty Agreement, the proceeds from which were used to purchase $347.9 million aggregate principal amount of our outstanding senior unsecured Notes. We expect to call the remaining balance of our senior unsecured Notes in advance of their maturity in July 2019.

Sources and Uses of Cash

Operating Activities. During 2018, our operating activities provided $356.6 million of cash compared to $390.7 million during 2017. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers, for which the vast majority of tickets are purchased prior to the day travel occurs. The year-over-year decrease in reported cash inflows resulted primarily from a decrease in net income.
During 2017, our operating activities provided $390.7 million of cash compared to $348.2 million in 2016. The year-over-year increase in reported cash inflows largely resulted from the increase in earnings after adjustments made for non-cash items such as depreciation and amortization ($16.5 million higher in 2017) and the special charge in 2017 ($35.3 million), and as a result of a $12.7 million increase in air traffic liability.
Investing Activities. During 2018, cash used for investing activities was $269.0 million compared to $618.5 million in 2017. Cash used for capital expenditures was $334.8 million in 2018 compared to $580.2 million in 2017. The year-over-year decrease is also due partially to investment security activity, as cash proceeds from maturities of investment securities (net of purchases) were $65.1 million during 2018 compared to $43.4 million cash used for the purchase of investments (net of maturities) during 2017.
During 2016, our primary use of cash was for capital expenditures of $325.2 million. Cash was also used for the purchase of investment securities, net of maturities, of $83.5 million.

Financing Activities. Cash used in financing activities during 2018 was $62.4 million compared to cash provided by financing activities of $222.1 million in 2017. The year-over-year change is primarily due to debt activity. In 2018, principal payments net of proceeds from debt issuance were $21.0 million compared to proceeds of $358.7 million from the issuance of long-term debt net of principal payments during 2017. This was slightly offset by less share repurchase activity in 2018 compared with 2017.

In 2016, cash provided by financing activities was $32.6 million. Proceeds from the issuance of long-term debt net of principal payments of $167.1 million were offset by $67.5 million in cash dividends paid to shareholders and $66.4 million in stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2018 and the periods in which payments are due (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$1,290,626	$626,982	$286,015	$132,186	$245,443
Aircraft acquisition obligations (2) (5)	311,460	259,160	34,300	18,000	—
Operating lease obligations (3) (5)	29,329	8,102	9,674	3,256	8,297
Airport fees under use and lease agreements (4) (5)	15,766	10,480	5,286	—	—
Total future payments under contractual obligations	$1,647,181	$904,724	$335,275	$153,442	$253,740

(1)	Long-term debt obligations (including variable interest entities) include scheduled interest payments, using LIBOR rates as of December 31, 2018, and excludes debt issuance costs.

(2)	Includes aircraft acquisition obligations under existing aircraft and engine purchase agreements.

(3)
Operating lease obligations include the lease and use of gate space and areas surrounding gates, operating support areas in airport terminals under use and lease agreements, and leases of office, warehouse and other space.

(4)	Includes obligations for common and joint use space in the airport terminal facilities under use and lease agreements.

(5)	Not reflected on our balance sheet.

In February 2019, we entered into the Term Loan to refinance our senior unsecured Notes due July 2019. The proceeds from the Term Loan were used to purchase $347.9 million of the Notes and we will use the balance of the proceeds to call the remainder of the Notes.

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

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement with a seven year scheduled duration which expires in 2023. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 606): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Accounting for Long-Lived Assets
We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by those assets which are based on additional assumptions such as (but not limited to) asset utilization, average fare, block hours, fuel costs, length of service the asset will be used in operations, and estimated salvage values.

In estimating the useful lives and residual values of our aircraft, we have primarily relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of our aircraft, changes in utilization of the aircraft, and other fleet events. We evaluate these estimates used for each reporting period and adjust when deemed necessary. To the extent a change in estimate for useful lives or salvage values of our property and equipment occurs, there could be an acceleration of depreciation expense associated with the change in estimate. See Note 2 to the Consolidated Financial Statements for further detail.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure in Note 2 of our Consolidated Financial Statements.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2018 represented 31.3 percent of our total operating expenses. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2018 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $44.4 million for the 2018 year. We have not hedged fuel price risk in many years.

Interest Rates

As of December 31, 2018, we had $635.0 million of variable-rate debt, including current maturities and without reduction of $4.1 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense by approximately $6.7 million for 2018.

As of December 31, 2018, we had $518.8 million of fixed-rate debt, including current maturities and without reduction of $0.9 million in related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed-rate debt instruments as of such date.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below and reflect amounts as recast related to adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" (the "New Revenue Standard"). Amounts are shown in thousands, except for per share amounts.

	March 31	June 30	September 30	December 31
2018
Operating revenues	$425,444	$436,780	$393,109	$412,114
Operating income	79,968	74,222	26,181	63,088
Net income	55,193	50,016	15,147	41,447
Earnings per share to common shareholders:
Basic	$3.43	$3.10	$0.94	$2.56
Diluted	3.42	3.10	0.94	2.56
2017
Operating revenues	$380,011	$401,844	$350,195	$379,154
Operating income	73,729	85,795	44,342	26,764
Net income attributable to Allegiant Travel Company	42,351	49,038	23,384	83,376
Earnings per share to common shareholders:
Basic	$2.54	$2.98	$1.45	$5.18
Diluted	2.54	2.97	1.45	5.18

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets Allegiant Travel Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers due to the full retrospective adoption of Accounting Standards Update 2014‑09, Revenue from Contracts with Customers (Topic 606), as amended.
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

Dallas, Texas
February 28, 2019

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2018	December 31, 2017
		As recast
CURRENT ASSETS
Cash and cash equivalents	$81,520	$59,449
Restricted cash	14,391	11,190
Short-term investments	314,464	352,681
Accounts receivable	36,014	71,057
Expendable parts, supplies and fuel, net of reserve of $14,410 and $13,756	19,516	17,647
Prepaid expenses	29,122	23,931
Other current assets	221	5,320
TOTAL CURRENT ASSETS	495,248	541,275
Property and equipment (including $145,393 and $112,750 from VIEs, Note 6), net of accumulated depreciation of $373,977 and $276,548	1,847,268	1,512,415
Long-term investments	51,526	78,570
Deferred major maintenance, net of accumulated amortization of $13,694 and $8,218	67,873	31,326
Deposits and other assets	36,753	16,571
TOTAL ASSETS:	$2,498,668	$2,180,157
CURRENT LIABILITIES
Accounts payable	$27,452	$20,108
Accrued liabilities	122,027	105,127
Air traffic liability	212,230	204,299
Current maturities of long-term debt and capital lease obligations (including $11,538 and $8,935 from VIEs, Note 6), net of related costs of $1,443 and $2,298	152,287	214,761
TOTAL CURRENT LIABILITIES	513,996	544,295
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and capital lease obligations (including $123,696 and $92,424 from VIEs, Note 6), net of current maturities and related costs of $3,591 and $3,812	1,119,446	950,131
Deferred income taxes	164,027	119,013
Other noncurrent liabilities	10,878	13,407
TOTAL LIABILITIES:	1,808,347	1,626,846
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized; 22,622,548 and 22,515,997 shares issued; 16,183,274 and 16,066,404 shares outstanding in 2018 and 2017, respectively	23	23
Treasury stock, at cost, 6,439,274 and 6,449,593 shares in 2018 and 2017, respectively	(605,037)	(605,655)
Additional paid in capital	270,935	253,840
Accumulated other comprehensive loss, net	(661)	(2,840)
Retained earnings	1,025,061	907,943
TOTAL EQUITY:	690,321	553,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,498,668	$2,180,157

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
OPERATING REVENUES:
Passenger	$1,533,701	$1,372,037	$1,269,067
Third party products	58,060	52,707	44,940
Fixed fee contract	50,286	48,708	31,972
Other	25,400	37,751	32,963
Total operating revenues	1,667,447	1,511,203	1,378,942
OPERATING EXPENSES:
Aircraft fuel	445,814	343,333	257,332
Salary and benefits	413,892	371,599	291,974
Station operations	161,019	142,581	124,052
Depreciation and amortization	129,351	121,713	105,216
Maintenance and repairs	99,015	113,481	111,070
Sales and marketing	73,514	56,675	34,629
Aircraft lease rentals	868	3,098	924
Other	100,515	92,840	81,178
Special charge	—	35,253	—
Total operating expenses	1,423,988	1,280,573	1,006,375
OPERATING INCOME	243,459	230,630	372,567
OTHER (INCOME) EXPENSES:
Interest income	(9,226)	(5,808)	(3,010)
Interest expense	53,762	38,990	28,836
Other, net	(395)	(1,559)	(1,226)
Total other expenses	44,141	31,623	24,600
INCOME BEFORE INCOME TAXES	199,318	199,007	347,967
PROVISION FOR INCOME TAXES	37,516	859	127,101
NET INCOME	$161,802	$198,148	$220,866
Earnings per share to common shareholders:
Basic	$10.02	$12.14	$13.31
Diluted	$10.00	$12.13	$13.29
Shares used for computation:
Basic	15,941	16,073	16,465
Diluted	15,967	16,095	16,489

Cash dividend declared per share:	$2.80	$2.80	$2.40

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
NET INCOME	$161,802	$198,148	$220,866
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(1,153)	49	318
Foreign currency translation adjustments	177	(681)	88
Change in derivatives, net of tax	3,155	(1,978)	(1,470)
Total other comprehensive income (loss)	2,179	(2,610)	(1,064)
TOTAL COMPREHENSIVE INCOME	$163,981	$195,538	$219,802

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2015	16,803	$22	$228,945	$834	$573,619	$(453,415)	$350,005
Share-based compensation	219	—	9,291	—			9,291
Shares repurchased by the Company and held as treasury shares	(402)	—	—	—		(66,371)	(66,371)
Stock issued under employee stock purchase plan	13	—	—	—		1,983	1,983
Cash dividends declared, $2.40 per share	—	—	—	—	(39,812)		(39,812)
Other comprehensive (loss)	—	—	—	(1,064)			(1,064)
Net income (as recast)	—	—	—	—	220,866		220,866
Cumulative effect of the New Revenue Standard (see Note 2)	—	—	—	—	842	—	842
Balance at December 31, 2016 (as recast)	16,633	$22	$238,236	$(230)	$755,515	$(517,803)	$475,740
Share-based compensation	47	1	15,604	—	—	—	15,605
Shares repurchased by the Company and held as treasury shares	(632)	—	—	—	—	(90,457)	(90,457)
Stock issued under employee stock purchase plan	18	—	—	—	—	2,605	2,605
Cash dividends declared, $2.80 per share	—	—	—	—	(45,720)	—	(45,720)
Other comprehensive (loss)	—	—	—	(2,610)	—	—	(2,610)
Net income (as recast)	—	—	—	—	198,148	—	198,148
Balance at December 31, 2017 (as recast)	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	107	—	17,095	—	—	—	17,095
Shares repurchased by the Company and held as treasury shares	(23)	—	—	—	—	(3,650)	(3,650)
Stock issued under employee stock purchase plan	33	—	—	—	—	4,268	4,268
Cash dividends declared, $2.80 per share	—	—	—	—	(45,247)	—	(45,247)
Other comprehensive income	—	—	—	2,179	563	—	2,742
Net income	—	—	—	—	161,802	—	161,802
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321

The accompanying notes are an integral part of these consolidated financial statements.

 ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
OPERATING ACTIVITIES:
Net income	$161,802	$198,148	$220,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,351	121,713	105,216
Loss on aircraft and other equipment disposals	2,360	9,334	4,981
Special charge	—	35,253	—
Share-based compensation expense	15,098	13,856	9,389
Deferred income taxes	38,222	42,689	30,579
Other adjustments	4,541	5,933	4,286
Changes in certain assets and liabilities:
(Increase) decrease in accounts receivable	35,624	(30,568)	(18,201)
(Increase) decrease in prepaid expenses	(5,191)	(7,654)	1,999
Increase (decrease) in accounts payable	8,633	4,798	9,209
Increase (decrease) in accrued liabilities	12,005	9,251	7,596
Increase (decrease) in air traffic liability	7,931	12,721	(6,144)
Change in deferred major maintenance	(49,622)	(20,687)	(18,857)
Other assets/liabilities	(4,142)	(4,113)	(2,769)
Net cash provided by operating activities	356,612	390,674	348,150
INVESTING ACTIVITIES:
Purchase of investment securities	(371,461)	(363,300)	(444,532)
Proceeds from maturities of investment securities	436,581	319,915	361,082
Aircraft pre-delivery deposits	—	(11,810)	(125,434)
Purchase of property and equipment, including capitalized interest	(334,774)	(568,439)	(199,743)
Other investing activities	677	5,115	6,790
Net cash used in investing activities	(268,977)	(618,519)	(401,837)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(45,247)	(45,720)	(67,540)
Proceeds from the issuance of debt	211,225	497,540	321,160
Repurchase of common stock	(3,650)	(90,457)	(66,371)
Principal payments on debt and capital lease obligations	(232,227)	(138,858)	(154,080)
Other financing activities	7,536	(379)	(594)
Net cash (used in) provided by financing activities	(62,363)	222,126	32,575
Net change in cash, cash equivalents, and restricted cash	25,272	(5,719)	(21,112)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	70,639	76,358	97,470
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$95,911	$70,639	$76,358

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$52,323	$35,998	$26,454
Income tax (refunds)/payments	$(41,610)	$(17,954)	$110,612
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Flight equipment under capital lease	$127,625	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018, 2017 and 2016

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and operates non-airline related entities which include the development of Sunseeker Resort, family entertainment centers, and Teesnap.

Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, and production processes (check-in, baggage handling and flight services) which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes it currently operates one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegiant Travel Company (the "Company") and its majority-owned operating subsidiaries. The Company has no independent assets or operations, and all guarantees of the Company's publicly held debt are full and unconditional and joint and several. Any subsidiaries of the parent company other than the subsidiary guarantors are minor. The Company's investments in unconsolidated affiliates, which are 50 percent or less owned, are accounted for under the equity or cost method. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

The Company adopted the New Revenue Standard and ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220)" effective January 1, 2018. All amounts and disclosures in this Form 10-K reflect the adoption of these standards. See below for further information.

The Company has reclassified certain amounts for the years ended December 31, 2017 and 2016, respectively, to conform with current year presentation. Such reclassifications had no impact on operating income or net income.

Cash and Cash Equivalents

Cash and cash equivalents include investments and interest bearing instruments with maturities of three months or less at the balance sheet date. Such investments are carried at cost which approximates fair value.

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, and cash collateral held against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Restricted cash at December 31, 2018 and 2017 was $14.4 million and $11.2 million, respectively.

Accounts Receivable

Accounts receivable are carried at face amount which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from Enterprise Holdings Inc. based on terms in the rental car provider agreement, as well as income tax receivables, and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented. The Company also had outstanding receivables from a third party as of December 31, 2018 and 2017, for which $12.7 million and $6.3 million, respectively, was due more than one year after the balance sheet date and is classified with the Company's other assets.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in shareholders’ equity.
Investment securities are classified as cash equivalents, short-term investments and long-term investments based on maturity date as of the balance sheet date. Cash equivalents have maturities of three months or less, short-term investments have maturities of greater than three months but equal to or less than one year, and long-term investments are those with a maturity date greater than one year. As of December 31, 2018, the Company’s long-term investments consisted of corporate debt securities, federal agency debt securities, US Treasury Bonds, and municipal debt securities with contractual maturities of less than 24 months.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2018, 2017, and 2016. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on the remaining useful lives of the corresponding fleet type and salvage values. The allowance for expendable parts and supplies was $14.4 million and $13.8 million at December 31, 2018 and 2017, respectively. Rotable aircraft parts inventories are included in property and equipment.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to seven years. The Company had unamortized computer software development costs of $41.3 million and $41.0 million as of December 31, 2018 and 2017, respectively. Amortization expense related to computer software was $14.1 million, $15.9 million and $13.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less any estimated salvage value. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate, and depreciation is recorded on a straight-line basis and is included within depreciation and amortization expense. The estimated useful lives of the principal asset classes are shown below.

Aircraft, engines and related rotable parts	10-25 years
Buildings	25 years
Equipment and leasehold improvements	3-7 years
Computer hardware and software	3-7 years

In estimating the useful lives and residual values of aircraft, the Company primarily relies upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events. These estimates are evaluated each reporting period and adjusted if necessary. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result in changes in depreciation expense.

Interest is capitalized using the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the asset(s). Capitalized interest for 2018 and 2017 was $2.4 million and $3.2 million, respectively.

Aircraft Maintenance and Repair Costs

The Company accounts for MD-80 airframes and JT8D-219 engine major maintenance, as well as all non-major maintenance and repair costs incurred, for both the MD-80 and Airbus fleets, under the direct expense method. Under this method, maintenance and repair costs for aircraft are charged to operating expenses as incurred. Maintenance and repair costs includes all parts, materials, and line maintenance activities required to maintain the Company's fleet types.

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2018 and 2017, the Company capitalized $49.6 million and $20.7 million of costs for major maintenance with associated amortization expense charged to depreciation and amortization of $12.5 million and $6.7 million, respectively.

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

For the years ended December 31, 2017 and 2016, the Company incurred impairment losses related to various aircraft parts of $1.3 million and $3.0 million, respectively, which are classified within Other operating expense. For the year ended December 31, 2018, the Company did not incur any related impairment losses.

For the year ended December 31, 2017, the Company recorded a non-cash impairment charge of $35.3 million on its fleet of MD-80 aircraft, engines, and related assets, as a result of its review of fleet value. This represented a full impairment of these assets, and as such, these assets had no remaining book value as of December 31, 2017. The Company analyzed many factors, including the accelerated retirement dates of the MD-80 fleet, a reduction in aircraft utilization due to the continued induction of Airbus A320 series aircraft, and the significantly decreased level of demand in the secondary market for MD-80 aircraft, spare engines, and parts.

Revenue Recognition

Passenger revenue
Passenger revenue includes scheduled service revenue, ancillary air-related charges, and travel point redemptions from the co-branded Allegiant World Mastercard® credit card.

Scheduled service revenue, a component of passenger revenue, consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Ancillary air-related charges, a component of passenger revenue, include various unbundled services and products related to the flight such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenues from air-related charges are recognized when the transportation is provided. If a customer cancels a flight, a voucher may be issued for a future flight, at which time the associated revenue is recognized. Additionally, the Company estimates the value of vouchers that will expire unused and recognizes such revenue at the time of issuance.

Third party products revenue
Ancillary third party products revenue is generated from the sale of hotel rooms, rental cars and ticket attractions, as well as marketing revenue associated with the co-branded credit card. Revenue from the sale of third party products is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. The Company follows accounting standards for determining the amount of revenue to be recognized for each element of a bundled sale involving third party products in addition to airfare. Revenue from the sale of third party products is recorded net (treatment as an agent) of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

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

Other revenue
Other revenue is generated from leasing aircraft and engines, and other miscellaneous sources, including revenue from non-airline activities. Lease revenue is recognized ratably over the lease term.

Taxes and fees
Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement with a seven year scheduled duration expiring in 2023. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Applying guidance under Accounting Standards Update (“ASU”) 2009-13 - Revenue Recognition (Topic 606): Multiple-Deliverable Revenue Arrangements, each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed by cardholders. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $28.8 million, $20.9 million and $13.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated (in thousands, except per share amounts):

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
Basic:
Net income	$161,802	$198,148	$220,866
Less net income allocated to participating securities	(2,106)	(2,965)	(1,758)
Net income attributable to common stock	$159,696	$195,183	$219,108
Earnings per share, basic	$10.02	$12.14	$13.31
Weighted-average shares outstanding	15,941	16,073	16,465
Diluted:
Net income	$161,802	$198,148	$220,866
Less net income allocated to participating securities	(2,104)	(2,962)	(1,756)
Net income attributable to common stock	$159,698	$195,186	$219,110
Earnings per share, diluted	$10.00	$12.13	$13.29
Weighted-average shares outstanding	15,941	16,073	16,465
Dilutive effect of stock options and restricted stock	53	74	42
Adjusted weighted-average shares outstanding under treasury stock method	15,994	16,147	16,507
Participating securities excluded under two-class method	(27)	(52)	(18)
Adjusted weighted-average shares outstanding under two-class method	15,967	16,095	16,489

Stock awards outstanding of 77,037; 5,752; and 51,439 shares (not in thousands) for 2018, 2017, and 2016, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The share-based cost is measured based on grant date fair value. The Company’s share-based employee compensation plan is more fully discussed in Note 11.

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
Recent Accounting Pronouncements

Standards Effective in Future Years

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. This standard will require leases, other than short-term, to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset. Lease payments will include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the standard. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional modified retrospective adoption method. Under this new method, the cumulative effect adjustment to the opening balance of retained earnings is recognized at the adoption date.

The Company is in the process of assessing the impact of this standard. Real estate operating leases and various other operating leases are expected to be placed on the balance sheet as a result of this standard but it is not expected that airport terminal leases will have a significant impact, as they mostly include variable lease payments outside of those based on a fixed index and, as a result, are excluded from consideration. The expected impact of applying this standard will be the recognition of between $15 million and $25 million in right-of-use assets and corresponding lease liability. Adoption is not expected to significantly change the recognition, measurement or presentation of associated expenses within the consolidated statements of income or cash flows, or impact existing debt covenants. The Company also plans to elect the package of practical expedients and will adopt this standard under the modified retrospective transition method effective January 1, 2019.

Recently Adopted Standards

In 2014, the FASB issued the New Revenue Standard. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this standard using the full retrospective transition method effective January 1, 2018 and has recast prior year results. See Note 3 for more information on the impact of this adoption.

While the adoption of the New Revenue Standard did not have a significant effect on earnings, $621.9 million of ancillary air-related fees for the twelve months ended December 31, 2018 are now classified as passenger revenue. Adoption also resulted in a net reduction to air traffic liability at December 31, 2017 of $5.9 million. This change resulted from the recognition of breakage revenue on issuance of credit vouchers that are expected to expire unused. The Company recognizes revenue from the co-branded credit card program using the deferral method.

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

Note 3 — Revenue Recognition

Certain prior period amounts have been recast to conform to the adoption of the New Revenue Standard as shown in the tables below. See Note 2 for additional information on each revenue component.

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in thousands, except per share data)	As Previously Reported		Current Presentation	As Previously Reported		Current Presentation
		Adjustments			Adjustments
Consolidated Statements of Income:
Passenger revenue (1)	$818,136	$553,901	$1,372,037	$753,414	$515,653	$1,269,067
Air-related charges	546,476	(546,476)	—	499,542	(499,542)	—
Sales and marketing	52,711	3,964	56,675	20,527	14,102	34,629
Income tax provision	644	215	859	126,368	733	127,101
Net income	194,902	3,246	198,148	219,590	1,276	220,866
Diluted earnings per share	$11.93	$0.20	$12.13	$13.21	$0.08	$13.29
(1) Passenger revenue previously reported as Scheduled service revenue.

	December 31, 2017
	As Previously Reported		Current Presentation
(in thousands)		Adjustments
Consolidated Balance Sheets:
Air traffic liability	$210,184	$(5,885)	$204,299
Deferred income taxes	118,492	521	119,013
Retained earnings	902,579	5,364	907,943

	Year ended December 31, 2017			Year ended December 31, 2016
	As Previously Reported		Current Presentation	As Previously Reported		Current Presentation
(in thousands)		Adjustments			Adjustments
Consolidated Statements of Cash Flow:
Operating activities:
Net income	$194,902	$3,246	$198,148	$219,590	$1,276	$220,866
Deferred income taxes	42,473	216	42,689	29,846	733	30,579
Change in air traffic liability	16,183	(3,462)	12,721	(4,135)	(2,009)	(6,144)
Net cash provided by operating activities	$253,558	$—	$253,558	$245,301	$—	$245,301

Passenger revenue allocation

Passenger revenue is primarily composed of passenger ticket sales, credit voucher breakage, seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight, as well as co-brand point redemptions as outlined below:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Scheduled service	$898,653	$821,621	$768,721
Ancillary air-related charges	621,939	547,860	500,346
Co-brand redemptions	13,109	2,556	—
Total passenger revenue	$1,533,701	$1,372,037	$1,269,067

The contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. Substantially all of the $204.3 million that was recorded in the air traffic liability balance at December 31, 2017 was recognized into passenger revenue during the twelve months ended December 31, 2018.

Co-brand redemptions

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

In relation to the travel component, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the transportation is provided.

The following table presents the activity of the current and non-current point liabilities (in thousands):

	2018	2017
Balance at January 1	$8,903	$790
Points awarded	14,914	10,669
Points redeemed	(13,109)	(2,556)
Balance at December 31	$10,708	$8,903

As of December 31, 2018, $9.6 million of the current points liability is reflected in Accrued liabilities and represents the current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in Other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Flight equipment, including pre-delivery deposits	$1,905,157	$1,539,433
Computer hardware and software	140,385	123,675
Land and buildings/leasehold improvements	85,925	77,409
Other property and equipment	89,778	48,446
Total property and equipment	2,221,245	1,788,963
Less accumulated depreciation and amortization	(373,977)	(276,548)
Property and equipment, net	$1,847,268	$1,512,415

As of December 31, 2018, the Company had firm commitments to purchase 14 new and used Airbus A320 series aircraft which are expected to be delivered between 2019 and 2022.

As of December 31, 2018, the majority of the year-over-year increase in Other property and equipment noted above is related to the development of Sunseeker Resort as well as the family entertainment center initiatives.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Salaries, wages and benefits	$34,406	$35,516
Interest	14,276	13,326
Station expenses	12,918	12,026
Maintenance and repairs	11,016	5,481
Passenger fees	10,465	11,420
Loyalty card program liability	9,625	—
Property taxes	8,017	7,851
Advertising accruals	4,337	4,154
Passenger taxes	517	447
Other accruals	16,450	14,906
Total accrued liabilities	$122,027	$105,127

Note 6 — Long-Term Debt

Long-term debt consisted of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017
Fixed-rate debt and capital lease obligations due through 2030 (1) (2)	$640,806	$465,462
Variable-rate debt due through 2028	630,927	699,430
Total long-term debt and capital lease obligations, net of related costs	1,271,733	1,164,892
Less current maturities, net of related costs (1)	152,287	214,761
Long-term debt and capital lease obligations, net of current maturities and related costs	$1,119,446	$950,131

Weighted average fixed-interest rate on debt	5.3%	5.4%
Weighted average variable-interest rate on debt	4.2%	3.3%
(1) As of December 31, 2018, $428.0 million of the Company's Unsecured Senior Notes were classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis. The Notes were refinanced in February 2019, as discussed below.
(2) As of December 31, 2018, includes capital lease obligations secured by five A320 series aircraft.

Maturities of long-term debt as of December 31, 2018, for the next five years and thereafter, in the aggregate, are: 2019 - $580.3 million; 2020 - $168.3 million; 2021 - $94.6 million; 2022 - $67.2 million; 2023 - $54.2 million; and $307.1 million thereafter. Total long-term debt is presented net of related costs of $5.0 million and $6.1 million at December 31, 2018 and 2017, respectively.

Consolidated Variable Interest Entities

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

In September 2018, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 4.0 percent, payable in quarterly installments through September 2028, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $37.8 million and $44.0 million, respectively, at the time of borrowing.

In December 2017, the Company entered into an agreement with a trust to finance three Airbus A320 aircraft, under which the aircraft serve as collateral for the financing. The trust was funded on inception by a $102.0 million long-term debt agreement entered into by the trust. These borrowings bear interest at a floating rate based on LIBOR and are payable in quarterly installments through December 2027. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $112.8 million and $102.0 million, respectively, at the time of borrowing.

Senior Secured Revolving Credit Facility

In 2015, the Company, through a wholly owned subsidiary, entered into a senior secured revolving credit facility under which it was entitled to borrow up to $56.0 million. In March 2018, the Company paid off the balance of the facility and amended it to increase the borrowing limit to $81.0 million. The amended facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In July 2018, the Company drew down $46.9 million under this facility, and no principal payments have been made as of December 31, 2018. Aircraft may remain in the collateral pool for up to two years, and, as of December 31, 2018, there were nine aircraft in the collateral pool, having been placed into the pool in September and December 2018. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2020.

Other Secured Debt

In September 2018, the Company entered into a senior secured credit facility under which it borrowed $75.0 million in September and October 2018 secured by four Airbus A320 series aircraft. The borrowing bears interest at a floating rate based on LIBOR, and is payable in quarterly installments over seven years.

In July 2018, the Company borrowed $34.5 million under a loan agreement secured by one Airbus A320 series aircraft. The note bears interest at a floating rate based on LIBOR, and is payable in quarterly installments over ten years.

In June 2018, the Company borrowed $10.8 million under a loan agreement secured by various ground equipment. The note bears interest at a fixed rate of 4.2 percent per year, and is payable in monthly installments over five years.

In February 2019, the Company entered into a Credit and Guaranty Agreement (the “Term Loan”) to borrow $450.0 million, guaranteed by all of the Company's subsidiaries excluding Sunseeker Resorts Inc. and its subsidiaries and other insignificant subsidiaries (the "Term Loan Guarantors"). $428.0 million net proceeds from the Term Loan have been, or will be, used to purchase the Company's senior unsecured obligations (the "Notes") as outlined below. See Note 14 for further detail.

General Unsecured Senior Notes

In June 2014, the Company completed an offering of $300.0 million aggregate principal amount of the Notes which mature in July 2019. In December 2016, the Company completed an offering of an additional $150.0 million principal amount of these notes, which were issued at a price of 101.5 percent of the principal amount, plus accrued interest from July 15, 2016. The Notes bear interest at a rate of 5.5 percent per year, payable in cash semi-annually, on January 15th and July 15th of each year.

In February 2019, the Company purchased $347.9 million aggregate principal amount of its outstanding senior unsecured Notes validly tendered pursuant to a tender offer for such Notes, using the net proceeds of the Term Loan. The Company expects to call the remaining balance of the Notes in advance of their maturity in July 2019.

As of December 31, 2018, the indenture pursuant to which the Notes were issued included operating and financial restrictions on the Company. These restrictions limited or restricted, among other things, the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness; (ii) incur liens; (iii) make restricted payments (including paying dividends on, redeeming, repurchasing or retiring capital stock); (iv) make investments; and (v) consolidate, merge or sell all or substantially all of its assets. These covenants were subject to various exceptions and qualifications under the terms of the indenture, and the restrictions were eliminated pursuant to the third supplemental indenture for these notes. For the four quarters ended December 31, 2018, the Company exceeded the consolidated total leverage ratio limit, which had no effect on the ability to make restricted payments during 2018.

Capital Leases

The Company has capital lease obligations related to aircraft, which significantly impacted the Company's recognized assets and liabilities as of December 31, 2018, but did not result in any significant cash receipts or cash payments during the year.

Note 7 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market and private purchases under its share repurchase program. As repurchase authority is used, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Twelve Months Ended December 31,
	2018	2017	2016
Shares repurchased (1)	—	604,497	391,972
Average price per share	NA	$142.66	$164.99
Total (in thousands)	$—	$86,240	$64,673
(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 22,981, 27,606, and 10,103 shares for 2018, 2017 and 2016, respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Twelve Months Ended December 31,
	2018	2017	2016
Total quarterly cash dividends declared, per share	$2.80	$2.80	$2.40
Total cash dividends paid (in thousands) (1)	45,247	45,720	67,540
(1) 2016 includes $27.7 million paid on January 8, 2016, as part of a special cash dividend of $1.65 per share declared by the Board prior to year-end 2015, for shareholders of record on December 18, 2015.

As of December 31, 2018, the Company had $100.0 million in unused share repurchase authority remaining under the Board approved program.

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of December 31, 2018			As of December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$43,281	$43,281	$—	$1,297	$1,297	$—
Commercial paper	29,138	—	29,138	27,910	—	27,910
US Treasury Bonds	1,415	—	1,415	—	—	—
Municipal debt securities	—	—	—	2,782	—	2,782
Total cash equivalents	73,834	43,281	30,553	31,989	1,297	30,692
Short-term
Commercial paper	180,846	—	180,846	108,678	—	108,678
Corporate debt securities	101,489	—	101,489	107,878	—	107,878
Municipal debt securities	14,252	—	14,252	101,290	—	101,290
Federal agency debt securities	11,887	—	11,887	31,428	—	31,428
US Treasury Bonds	5,990	—	5,990	3,407	—	3,407
Total short-term	314,464	—	314,464	352,681	—	352,681
Long-term
Corporate debt securities	37,334	—	37,334	60,396	—	60,396
Federal agency debt securities	11,291	—	11,291	5,775	—	5,775
US Treasury Bonds	2,901	—	2,901	2,994	—	2,994
Municipal debt securities	—	—	—	9,405	—	9,405
Derivative instruments	—	—	—	282	—	282
Total long-term	51,526	—	51,526	78,852	—	78,852
Total financial instruments	$439,824	$43,281	$396,543	$463,522	$1,297	$462,225

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2018 or 2017.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs (in thousands):

	As of December 31, 2018		As of December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Publicly held debt	$450,463	$451,026	$451,321	$462,604	2
Non-publicly held debt	703,372	619,379	719,681	660,065	3
Total long-term debt	$1,153,835	$1,070,405	$1,171,002	$1,122,669

Other

In the fourth quarter of 2017, the Company recorded a non-cash impairment charge of $35.3 million on its fleet of MD-80 aircraft, engines, and related assets as a result of a review of fleet value. The Company concluded that the carrying value of these aircraft and related assets was no longer fully recoverable when compared to the estimated remaining future undiscounted cash flows from these assets. Therefore, an adjustment to their fair value with inputs classified as Level 3 was recorded. As of December 31, 2018, the MD-80 aircraft and related engines have been retired and there was zero carrying value remaining.

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 9 — Income Taxes

Impact of U.S. Federal Income Tax Reform

The Company is subject to income taxation in the United States, foreign countries and various state jurisdictions in which it operates. In accordance with income tax reporting accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company has recorded reserves for tax contingencies which relate primarily to an outstanding one-time tax refund claim.
The "Tax Cuts and Jobs Act" (the "Tax Act") signed into law in 2017 significantly changed the U.S. corporate income tax rules including, but not limited to, the reduction of U.S. corporate income tax rate from 35.0 percent to 21.0 percent, ability to claim 100 percent bonus depreciation on qualified property placed in service from September 28, 2017 through December 31, 2022, and elimination of certain deductions.
ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a one-year measurement period in order to complete the accounting for income tax effects of the Tax Act. The Company recognized a one-time tax benefit of $74.7 million due to the remeasurement of deferred tax assets and deferred tax liabilities to the new statutory rate. The Company recognized provisional estimates which may be impacted by the Company’s understanding and application of the Tax Act related to the deductibility of acquired assets, state conformity and additional guidance from federal and state agencies as well as the FASB and the SEC. In 2018, the Company completed its determination of the accounting implications of the Tax Act, and there were no material changes.

Components of Income before Income Taxes from Continuing Operations
The components of income before taxes for domestic and foreign operations consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
		As Recast	As Recast
Domestic	$195,843	$180,314	$331,827
Foreign	3,475	18,693	16,140
Total	$199,318	$199,007	$347,967

Income Tax Provision/(Benefit)

The provision for income taxes is composed of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
Current:
Federal	$(3,707)	$(44,385)	$89,014
State	(650)	664	5,204
Foreign	1,086	558	1,262
Total current	(3,271)	(43,163)	95,480
Deferred:
Federal	41,593	41,015	28,653
State	3,744	1,978	1,703
Foreign	(4,550)	1,029	1,265
Total deferred	40,787	44,022	31,621
Total income tax provision	$37,516	$859	$127,101

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
		As recast	As recast
Income tax expense at federal statutory rate	$41,857	$68,639	$121,789
State income taxes, net of federal income tax benefit	3,560	2,739	5,517
Federal tax reform impact	—	(74,738)	—
Domestic production activities deduction	(3,539)	—	—
Other	(4,362)	4,219	(205)
Total income tax expense	$37,516	$859	$127,101

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows (in thousands)

	As of December 31,
	2018	2017
		As recast
Deferred tax assets:
Accrued vacation	$595	$690
Accrued bonus	3,792	628
State taxes	86	318
Accrued property taxes	1,615	1,573
Stock-based compensation expense	1,310	1,983
Net operating loss	38,875	635
Other	—	3,160
Less: valuation allowance	1,193	422
Total deferred tax assets	45,080	8,565
Deferred tax liabilities:
Prepaid expenses	4,436	4,275
Depreciation	202,595	118,743
Foreign deferred	—	4,569
Other	2,103	—
Total deferred tax liabilities	209,134	127,587
Net deferred tax liabilities	$164,054	$119,022

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2018, the Company recognized federal and state net operating loss carryforwards for income tax purposes in the amount of $37.4 million and $1.5 million, respectively. The federal net operating loss carryforward will not expire per the Tax Act and the state net operating loss carryforwards will expire between 2032 and 2038.

The Company previously recognized a federal capital loss carryforward of $0.7 million, as remeasured pursuant to the Tax Act, as of December 31, 2016 which begins to expire in 2021. As of December 31, 2018, the Company also recognized foreign tax credit and R&D tax credit in the amount of $1.8 million and $0.9 million which will expire in 2029 and 2024, respectively.

Tax Contingencies

The reconciliation of the Company's tax contingencies is as follows (in thousands):

	As of December 31,
	2018	2017	2016
Beginning Balance	$778	$837	$512
Increases for tax position of prior years	3,364	251	140
Increases for tax position of current year	293	46	492
Decreases for tax positions of prior years	(10)	—	(307)
Settlements	(110)	(356)	—
Decreases for lapses in statute of limitations	(140)	—	—
Ending Balance	$4,175	$778	$837

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The timing of the resolution of income tax examinations is uncertain, and the tax liability of the issues raised by taxing authorities may differ from the amounts accrued. Therefore, the Company cannot currently provide an estimate of the range of possible outcomes in the next twelve months.

Note 10— Related Party Transactions

During the year ended December 31, 2018, no related party transactions occurred requiring disclosure.

In December 2017, the Company completed a transaction with ISM Connect, LLC ("ISM"), an entity in which the Company's Chairman and Chief Executive Officer ("CEO") owns a majority interest. In exchange for a noncontrolling minority interest in ISM, the Company licensed the right to use certain portions of its internally developed software, but strictly limited to ISM's digital media signage business. The Company retains all rights in the software without restriction. This interest was valued at $2.3 million and no subsequent transactions with ISM are expected.

The Company previously entered into lease agreements for approximately 70,000 and 10,000 square feet of office space in buildings in which the Company’s Chairman and CEO and the Company's President own minority interests as limited partners. The Company exercised its option to terminate the lease for 70,000 square feet of office space effective in May 2015. In connection with the termination of this lease, the Company paid $1.3 million for unamortized expenses in January 2016.

Entities owned or controlled by the Company's Chairman and CEO have been paid for the building of corporate training content. The Company made no payments during 2018 and paid $0.2 million and $1.7 million in 2017 and 2016, respectively. No further payments are expected.

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

The Company recognized expense under this plan of $19.1 million, $14.2 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-based employee compensation

The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2016 Long-Term Incentive Plan (the "2016 Plan"). The 2016 Plan is administered by the Company’s compensation committee of the Board of Directors. As of December 31, 2018, a portion of unvested restricted stock, and unexercised stock options and cash-settled SARs remain outstanding under the 2006 Long-Term Incentive Plan which has otherwise expired.

Employee Stock Purchase Plan

The Company reserved 1,000,000 shares of common stock for employee purchases under the 2014 Employee Stock Purchase Plan ("ESPP"). Shares are purchased semi-annually, at a discount, based on the market value at period-end. Employees may contribute up to 25 percent of their base pay per offering period, not to exceed $25,000 each calendar year, for the purchase of common stock. The ESPP is a compensatory plan under applicable accounting guidance and results in the recognition of compensation expense.

The following table provides information about the Company’s ESPP activity during 2018, 2017, and 2016:

	Total number of shares purchased	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
As of December 31, 2016	13,400	$120.63	$14.80
As of December 31, 2017	18,498	$126.81	$14.09
As of December 31, 2018	33,300	$134.31	$16.79
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the Common Stock at the end of each semi-annual purchase period. The Company increased the discount from 10 percent to 15 percent for the second offering period of 2018. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $15.6 million, $14.0 million and $9.6 million, respectively, related to stock options, restricted stock, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost was $17.5 million for unvested restricted stock expected to be recognized over a weighted-average period of 1.49 years. As of December 31, 2018, there is no unrecognized compensation cost for either cash-settled SARs or stock options.

Stock options

The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The contractual terms of the Company’s stock option awards granted range from five to ten years. A summary of option activity as of December 31, 2018, 2017 and 2016, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2015	48,781	$86.65	2.62	$3,960
Exercised	(5,192)	108.59
Outstanding at December 31, 2016	43,589	$84.04	1.55	$3,590
Exercised	(16,014)	60.20
Outstanding at December 31, 2017	27,575	$97.88	0.72	$1,568
Exercised	(17,838)	92.04
Outstanding at December 31, 2018	9,737	$108.59	0.18	$—
Fully vested and expected to vest at December 31, 2018	9,737	$108.59	0.18	$—
Exercisable at December 31, 2018	9,737	$108.59	0.18	$—

During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of options exercised was $1.4 million, $1.3 million and $0.2 million, respectively. Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $1.0 million and $0.6 million, respectively.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2018, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	82,957	$155.30
Granted	224,018	144.74
Vested	(43,310)	129.96
Forfeited	(10,007)	158.74
Non-vested at December 31, 2016	253,658	$146.01
Granted	125,442	165.61
Vested	(91,338)	145.08
Forfeited	(94,872)	157.95
Non-vested at December 31, 2017	192,890	$153.32
Granted	102,842	155.02
Vested	(85,410)	153.85
Forfeited	(14,128)	154.65
Non-vested at December 31, 2018	196,194	$153.88

The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $13.4 million, $13.3 million and $5.6 million, respectively.

Cash-settled SARs

Cash-settled SARs are liability classified awards for which the fair value and compensation expense recognized are updated monthly using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes pricing model was used to determine fair value as of December 31 of the years indicated below:

	2018	2017	2016
Weighted-average volatility	35.0%	32.8%	33.2%
Expected term (in years)	0.8	0.2 - 1.9	0.3 - 3.1
Risk-free interest rate	2.6%	0.6% - 1.9%	0.4% - 1.5%
Dividend yield	1.68%	1.62%	1.51%

Expected volatilities used for award valuation are based on the historical volatility of the Company's common stock price.

Expected term represents the weighted average time between the award’s grant date and its expected exercise date. The Company estimated the expected term assumption in 2018, 2017 and 2016 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the effect that paying a dividend has on the fair value of the Company's stock.

The contractual term of the Company’s cash-settled SARs awards granted is five years.

A summary of cash-settled SARs awards activity during the years ended December 31, 2018, 2017 and 2016 is presented below:

	# of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2015	131,741	$136.13
Granted	15,000	146.03
Forfeited	(10,083)	170.21
Exercised	(32,050)	89.19
Balance at December 31, 2016	104,608	$153.86
Forfeited	(14,682)	177.6
Exercised	(9,462)	106.25
Balance at December 31, 2017	80,464	$155.13
Forfeited	(12,890)	181.47
Exercised	(13,642)	98.37
Balance at December 31, 2018	53,932	$163.19	1.47	$—
Vested or expected to vest at December 31, 2018	53,482	$163.34	1.46	$—
Exercisable at December 31, 2018	48,932	$164.95	1.34	$—

Note 12 — Commitments and Contingencies

The Company leases assets including office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2019 to 2036. Total rental expense for operating leases for the years ended December 31, 2018, 2017 and 2016 was $12.7 million, $9.0 million and $8.1 million, respectively. Future minimum fixed payments for commitments under aircraft acquisition, certain airport and terminal facilities, and other operating lease obligations as of December 31, 2018 (in thousands) are:

	2019	2020	2021	2022	2023	2024 - Thereafter
Aircraft and engine purchase obligations	$259,160	$33,800	$500	$18,000	$—	$—
Airport fees under use and lease agreements	10,480	5,223	63	—	—	—
Operating lease obligations	8,102	6,031	3,643	1,630	1,626	8,297
Total future payments	$277,742	$45,054	$4,206	$19,630	$1,626	$8,297

Aircraft sub-service expense was $0.9 million, $3.1 million, and $0.9 million, in 2018, 2017 and 2016, respectively.

The Company's Airbus fleet also includes five aircraft currently under capital lease.

Aircraft Commitments

During 2018, the Company entered into purchase agreements for eight Airbus A320 series aircraft as well as a purchase agreement for seven spare engines. Under these contracts and others previously entered into, we expect 11 aircraft to be acquired in 2019, two in 2020, and one in 2022. The seven spare engines are all expected to be acquired in 2019. Additionally, in February 2019, the Company entered into an agreement for two Airbus A320 series aircraft, for which delivery is expected in the first half of 2019.

During 2017, the Company entered into purchase agreements for six Airbus A320 series aircraft. Four of these aircraft were acquired in 2017 and the remaining two were acquired in 2018.

During 2017, the Company also entered into 13 capital lease agreements, each for one Airbus A320 series aircraft. Of these agreements, the Company received five aircraft in 2018, and the remaining eight agreements were terminated in the fourth quarter 2018 due to extensive delivery delays.

During 2016, the Company entered into purchase agreements for six Airbus A320 series aircraft that have yet to be purchased as of the end of 2018. These aircraft are expected to be acquired in 2019 and 2020.

Facility Lease Obligations

The Company leases other facilities in Las Vegas, Florida and throughout the network with approximately 650,000 square feet of space used for other corporate purposes. These leases expire between 2019 and 2036. The Company is responsible for its share of common area maintenance charges under each lease.

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

Note 13 — Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Year	Changes Charged to Statement of Income Accounts	Write Offs (net of recoveries)	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2018	$13,756	$2,624	$(1,970)	$14,410
For the Year Ended December 31, 2017 (1)	7,205	6,551	—	13,756
For the Year Ended December 31, 2016	4,607	2,598	—	7,205
(1) Changes during the year and ending balance include additional reserve of $2.0 million related to the MD-80 impairment charge.

Note 14 — Subsequent Events

In February 2019, the Company entered into the Term Loan to borrow $450.0 million, guaranteed by the Term Loan Guarantors, which is secured by substantially all property and assets of the Company and the Term Loan Guarantors, excluding aircraft and aircraft engines, and excluding certain other assets. The Term Loan has a five-year term and bears interest based on LIBOR plus 4.5 percent or an alternate base rate plus 3.5 percent, respectively, subject to certain adjustments. The Term Loan provides for quarterly interest payments along with quarterly principal payments of $1.1 million through February 2024, at which time the Term Loan is due. The Term Loan may be prepaid at any time without penalty.

In connection with the Term Loan, the Company conducted a tender offer for its 5.5 percent Notes due 2019. As a result of the tender offer, the Company purchased $347.9 million of its Notes and the indenture governing the Notes was amended to eliminate most of the restrictive covenants and certain events of default, reduce the minimum notice period required for redemptions of the Notes from 30 days as previously required by the indenture to three business days, and amend certain other provisions applicable to the Notes. The Company expects to call the remaining balance of the Notes in advance of their maturity in July 2019.
In February 2019, the Company executed a purchase agreement for two Airbus A320 series aircraft. The Company expects delivery of one of these aircraft in the first quarter 2019 and the other in the second quarter 2019.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control- Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As such, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting on a regular basis, to improve these controls and procedures over time, and to correct any deficiencies that may be discovered. Future events affecting our business may cause us to modify our controls and procedures.

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting
We have audited Allegiant Travel Company’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2019

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 27, 2019, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 27, 2019, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 27, 2019, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 27, 2019, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 27, 2019, which Proxy Statement is to be filed with the Commission.

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
4.6
Third Supplemental Indenture, dated as of February 5, 2019, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on February 5, 2019.)

10.1
2006 Long-Term Incentive Plan, as amended on July 19, 2009. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Commission on November 9, 2009-SEC File No. 001-33166). (1)

10.2
Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013-SEC File No. 001-33166).

10.5
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012-SEC File No. 001-33166).

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
10.13
Form of Restricted Stock Agreement used for Directors of the Company. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.14
Form of Stock Option Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.15
Form of Restricted Stock Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.16
Form of Stock Appreciation Rights Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.17
Separation agreement and Mutual Release of All Claims dated January 12, 2018, between the Company and Scott M. Allard (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Commission on February 28, 2018).

10.18
Credit and Guaranty Agreement, dated as of February 5, 2019, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Barclays PLC, as administrative agent, syndication agent and lead arranger. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on February 5, 2019.)

12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016 (v) Consolidated Cash Flow Statements for the years ended December 31, 2018, 2017 and 2016 (vi) the Notes to the Consolidated Financial Statements. (2)

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

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 28, 2019.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr	Chief Executive Officer and Director	February 28, 2019
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	February 28, 2019
John Redmond

/s/ Scott Sheldon	Chief Financial Officer	February 28, 2019
Scott Sheldon	(Principal Financial Officer)

/s/ Gregory Anderson	Principal Accounting Officer	February 28, 2019
Gregory Anderson

	Director	February 28, 2019
Montie Brewer

/s/ Gary Ellmer	Director	February 28, 2019
Gary Ellmer

/s/ Linda Marvin	Director	February 28, 2019
Linda Marvin

/s/ Charles W. Pollard	Director	February 28, 2019
Charles W. Pollard