Form 10-Q
period 2019-03-31
Allegiant Travel CO
filed 2019-05-08
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

The number of shares of the registrant’s common stock outstanding as of the close of business on April 30, 2019 was 16,286,963.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$243,282	$81,520
Restricted cash	14,496	14,391
Short-term investments	286,955	314,464
Accounts receivable	34,209	36,014
Expendable parts, supplies and fuel, net	19,527	19,516
Prepaid expenses and other current assets	35,477	29,343
TOTAL CURRENT ASSETS	633,946	495,248
Property and equipment, net	1,940,480	1,847,268
Long-term investments	24,605	51,526
Deferred major maintenance, net	83,869	67,873
Operating lease right-of-use assets, net	22,788	—
Deposits and other assets	44,789	36,753
TOTAL ASSETS:	$2,750,477	$2,498,668
CURRENT LIABILITIES
Accounts payable	$28,690	$27,452
Accrued liabilities	136,075	122,027
Air traffic liability	276,241	212,230
Current maturities of long-term debt and finance lease obligations, net of related costs	154,027	152,287
TOTAL CURRENT LIABILITIES	595,033	513,996
Long-term debt and finance lease obligations, net of current maturities and related costs	1,203,709	1,119,446
Deferred income taxes	180,136	164,027
Other noncurrent liabilities	33,145	10,878
TOTAL LIABILITIES:	2,012,023	1,808,347
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury stock	(607,316)	(605,037)
Additional paid in capital	276,247	270,935
Accumulated other comprehensive loss, net	(190)	(661)
Retained earnings	1,069,690	1,025,061
TOTAL EQUITY:	738,454	690,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,750,477	$2,498,668

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES:
Passenger	$419,977	$396,771
Third party products	17,141	10,325
Fixed fee contracts	10,575	10,556
Other	3,929	7,792
Total operating revenues	451,622	425,444
OPERATING EXPENSES:
Salary and benefits	119,411	112,963
Aircraft fuel	99,682	106,027
Station operations	38,965	37,584
Maintenance and repairs	22,824	19,270
Depreciation and amortization	36,182	28,149
Sales and marketing	20,926	19,078
Other	22,554	22,405
Total operating expenses	360,544	345,476
OPERATING INCOME	91,078	79,968
OTHER (INCOME) EXPENSES:
Interest expense	18,083	12,908
Capitalized interest	(1,503)	(184)
Interest income	(3,201)	(1,907)
Loss on debt extinguishment	3,677	—
Other, net	103	(240)
Total other expenses	17,159	10,577
INCOME BEFORE INCOME TAXES	73,919	69,391
PROVISION FOR INCOME TAXES	16,795	14,198
NET INCOME	$57,124	$55,193
Earnings per share to common shareholders:
Basic	$3.52	$3.43
Diluted	$3.52	$3.42
Shares used for computation:
Basic	16,011	15,889
Diluted	16,013	15,898

Cash dividends declared per share:	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
NET INCOME	$57,124	$55,193
Other comprehensive income (loss):
Change in available for sale securities, net of tax	477	(956)
Foreign currency translation adjustments	(6)	101
Change in derivatives, net of tax	—	(264)
Total other comprehensive income (loss)	471	(1,119)
TOTAL COMPREHENSIVE INCOME	$57,595	$54,074

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	118	—	5,312	—	—	—	5,312
Shares repurchased by the Company and held as treasury shares	(17)	—	—	—	—	(2,279)	(2,279)
Cash dividends declared, $0.70 per share	—	—	—	—	(11,394)	—	(11,394)
Other comprehensive income (loss)	—	—	—	471	(551)	—	(80)
Net income	—	—	—	—	57,124	—	57,124
Cumulative effect of the New Lease Standard (see Note 5)	—	—	—	—	(550)	—	(550)
Balance at March 31, 2019	16,284	$23	$276,247	$(190)	$1,069,690	$(607,316)	$738,454

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	98	—	5,385	—	—	—	5,385
Shares repurchased by the Company and held as treasury shares	(13)	—	—	—	—	(2,233)	(2,233)
Cash dividends declared, $0.70 per share	—	—	—	—	(11,295)	—	(11,295)
Other comprehensive income (loss)	—	—	—	(1,119)	562	—	(557)
Net income	—	—	—	—	55,193	—	55,193
Balance at March 31, 2018	16,151	$23	$259,225	$(3,959)	$952,403	$(607,888)	$599,804

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$57,124	$55,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,182	28,149
Gain on aircraft and other equipment disposals	(6,696)	(132)
Share-based compensation expense	4,538	3,796
Deferred income taxes	16,103	12,735
Other adjustments	4,971	1,080
Changes in certain assets and liabilities:
Accounts receivable	1,805	6,713
Prepaid expenses	(5,988)	(4,439)
Accounts payable	(368)	9,959
Accrued liabilities	7,877	14,267
Air traffic liability	64,011	52,474
Deferred major maintenance	(18,376)	(4,476)
Other assets/liabilities	(1,086)	(2,392)
Net cash provided by operating activities	160,097	172,927
INVESTING ACTIVITIES:
Purchase of investment securities	(68,447)	(93,933)
Proceeds from maturities of investment securities	124,472	97,224
Purchase of property and equipment, including capitalized interest	(122,551)	(69,167)
Other investing activities	6,973	521
Net cash used in investing activities	(59,553)	(65,355)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(11,394)	(11,295)
Proceeds from the issuance of debt	494,000	—
Principal payments on debt and finance lease obligations	(386,329)	(102,914)
Debt issuance costs	(30,060)	(176)
Other financing activities	(4,894)	(679)
Net cash provided by (used in) financing activities	61,323	(115,064)
Net change in cash, cash equivalents, and restricted cash	161,867	(7,492)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,911	70,639
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$257,778	$63,147

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$20,924	$17,902
Income tax (refunds)/payments	$(4,490)	$37
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Property capitalized under operating leases	$23,320	$—
Flight equipment acquired under finance leases	$—	$77,162

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2018 and filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), (the "New Lease Standard"). This standard requires leases, other than short-term, to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset.

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the standard. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 and the Company adopted the New Lease Standard as of January 1, 2019. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

The Company adopted the New Lease Standard using the modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, "Targeted Improvements - Leases (Topic 842)." Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized at the adoption date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption on January 1, 2019.

The Company's consolidated balance sheet was affected by this standard, but the consolidated statement of income and liquidity were not significantly impacted. The most significant change to the consolidated balance sheet upon adoption on January 1, 2019 relates to the recognition of new right-of-use (ROU) assets of $18.0 million and operating liabilities of $19.1 million. The Company's accounting for finance leases remains substantially unchanged.

See Note 5, "Leases," for more information.

Note 2 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in our reported operating revenues. Passenger revenue is primarily composed of scheduled service revenue (includes passenger ticket sales and credit voucher breakage), revenue from ancillary air-related charges (includes seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight), as well as co-brand point redemptions, as outlined below:

	Three Months Ended March,
(in thousands)	2019	2018
Scheduled service	$234,772	$238,520
Ancillary air-related charges	181,700	154,717
Co-brand redemptions	3,505	3,534
Total passenger revenue	$419,977	$396,771

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage.

The contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $175.7 million was recognized into passenger revenue during the three months ended March 31, 2019 that was recorded in the air traffic liability balance of $212.2 million at December 31, 2018.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Three Months Ended March,
(in thousands)	2019	2018
Balance at January 1	$10,708	$8,903
Points awarded (deferral of revenue)	4,164	3,233
Points redeemed (recognition of revenue)	(3,505)	(3,534)
Balance at March 31	$11,367	$8,602

As of March 31, 2019 and March 31, 2018, $8.9 million and $5.7 million, respectively, of the current points liability is reflected in Accrued liabilities and represents our current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in Other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 3 — Property and Equipment

Property and equipment (in thousands):

	As of March 31, 2019	As of December 31, 2018
Flight equipment, including pre-delivery deposits	$2,002,777	$1,905,157
Computer hardware and software	143,369	140,385
Land and buildings/leasehold improvements	85,925	85,925
Other property and equipment	106,159	89,778
Total property and equipment	2,338,230	2,221,245
Less accumulated depreciation and amortization	(397,750)	(373,977)
Property and equipment, net	$1,940,480	$1,847,268

Note 4 — Long-Term Debt

Long-term debt and finance lease obligations (in thousands):

	As of March 31, 2019	As of December 31, 2018
Fixed-rate debt and finance lease obligations due through 2030 (1) (2)	$325,353	$640,806
Variable-rate debt due through 2028	1,032,383	630,927
Total long-term debt and finance lease obligations, net of related costs	1,357,736	1,271,733
Less current maturities, net of related costs (1)	154,027	152,287
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,203,709	$1,119,446

Weighted average fixed-interest rate on debt	3.9%	5.3%
Weighted average variable-interest rate on debt	5.5%	4.2%
(1) As of March 31, 2019, and December 31, 2018, respectively, $80.1 million and $428.0 million of the Company's Unsecured Senior Notes were classified as long-term as management refinanced the borrowings on a long-term basis in February 2019, as discussed below.
(2) Includes finance lease obligations secured by five A320 series aircraft.

Maturities of long-term debt and finance lease obligations for the remainder of 2019 and for the next four years and thereafter, in the aggregate, are: remaining in 2019 - $196.2 million; 2020 - $124.0 million; 2021 - $144.4 million; 2022 - $70.1 million; 2023 - $57.2 million; and $765.8 million thereafter.

Consolidated Variable Interest Entity

The Company evaluates ownership, contractual lease arrangements and other interests in entities to determine if they are variable interest entities ("VIEs") based on the nature and extent of those interests. These evaluations can be complex and involve judgment and the use of estimates and assumptions based on available historical information and management’s judgment, among other factors. The Company consolidates a VIE when, among other criteria, it has the power to direct the activities that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits of the VIE, thus making the Company the primary beneficiary of the VIE.

In March 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 3.8 percent, payable in quarterly installments through March 2029, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $39.1 million and $44.0 million, respectively, at the time of borrowing.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million, and $46.9 million is outstanding as of March 31, 2019. The facility has a current term of 24 months and is based on the value of Airbus A320 series aircraft placed in the collateral pool. Aircraft may remain in the collateral pool for up to two years, and, as of March 31, 2019, there were nine aircraft in the collateral pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due on March 31, 2021.

Term Loan

In February 2019, the Company entered into a Credit and Guaranty Agreement (the “Term Loan”) to borrow $450.0 million, guaranteed by all of the Company's subsidiaries, excluding Sunseeker Resorts Inc. and its subsidiaries, and other insignificant subsidiaries (the "Term Loan Guarantors"). The Term Loan is secured by substantially all property and assets of the Company and the Term Loan Guarantors, excluding aircraft and aircraft engines, and excluding certain other assets. The Term Loan has a five-year term, bears interest based on LIBOR and provides for quarterly interest payments along with quarterly principal payments of $1.1 million through February 2024, at which time the Term Loan is due. The Term Loan may be prepaid at any time without penalty.

In connection with the Term Loan, the Company conducted a tender offer for its 5.5 percent senior unsecured obligation, as outlined below.

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

In connection with the Term Loan discussed above, the Company completed a tender offer, whereby it purchased $347.9 million of the Notes, and incurred related debt extinguishment costs of $3.7 million. The indenture governing the Notes was amended to eliminate most of the restrictive covenants and certain events of default, reduce the minimum notice period required for redemptions of the Notes from 30 days as previously required by the indenture to three business days, and amend certain other provisions applicable to the Notes. The $428.0 million net proceeds from the Term Loan have been, or will be, used to purchase the Notes. The Company expects to call the remaining balance of the Notes in advance of their July 2019 maturity.

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI may borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor (the “Project”). No amount has been drawn under this agreement as of March 31, 2019.

Under the Construction Loan Agreement, the Lender is to provide the final $175.0 million of funding for the Project, with initial funding to come from the Company. The loan is secured by the Project and, for a period of time, the surrounding land owned by SFI. The Company has guaranteed one-third of the debt, has agreed to bear responsibility under a Non-Recourse Carve-Out Guaranty, and has agreed to guarantee completion of the Project in accordance with approved plans and specifications. All of the shares in SFI are also pledged to secure the loan. The Loan bears interest based on LIBOR and matures in March 2023.

Note 5 — Leases

The Company determines if an arrangement is a lease at inception and has lease agreements for office facilities, office equipment, certain airport and terminal facilities, and other space and assets. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2019 to 2036.

As a result of the New Lease Standard, certain real estate and property leases, and various other operating leases have been measured on the balance sheet with a lease liability and right-of-use asset ("ROU"). Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore excluded from consideration.

Application of this standard resulted in the recognition of $23.3 million in ROU assets and a corresponding lease liability of $24.2 million (with $22.0 million classified as long-term within Other non-current liabilities and the remainder classified as short-term within Accrued liabilities) as of March 31, 2019. Accounting for finance leases is substantially unchanged.

Operating leases are included in operating lease ROU assets, accrued liabilities, and other noncurrent liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, current maturities of long-term debt and finance leases, and long-term debt and finance leases, net of current maturities, on the consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet. Additionally, lease and non-lease components are accounted for as a single lease component for real estate agreements.

In addition to operating leases the Company leases certain aircraft and, as of March 31, 2019, had five aircraft under finance leases with remaining terms to 2029.

See Note 8, Commitments and Contingencies, for further detail.

Lease Costs

The components of lease expense were as follows:

		Three Months Ended
(in thousands)	Classification on the Statements of Income	March 31, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$1,629
Interest on lease liabilities	Interest expense	1,346
Operating lease cost	Station operations; Maintenance and repairs; Other operating expense	775
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	3,092
Total lease cost		$6,842

Lease position as of March 31, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

(in thousands)	Classification on the Balance Sheet	As of March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets, net	$22,788
Finance lease assets	Property and equipment, net	116,553
Total lease assets		$139,341

Liabilities
Current
Operating	Accrued liabilities	$2,101
Finance	Current maturities of long-term debt and finance lease obligations	7,417
Noncurrent
Operating	Other noncurrent liabilities	22,049
Finance	Long-term debt and finance lease obligations	113,710
Total lease liabilities		$145,277

Weighted-average remaining lease term
Operating leases		9.5 years
Finance leases		10.6 years
Weighted-average discount rate
Operating leases		4.2%
Finance leases		4.4%

Other Information

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019.

Three Months Ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$629
Operating cash flows for finance leases	1,346
Financing cash flows for finance leases	1,804

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of March 31, 2019.

(in thousands)	Operating Leases	Finance Leases
Remaining in 2019	$2,269	$9,450
2020	3,206	12,600
2021	3,249	12,600
2022	3,295	11,095
2023	3,147	10,500
Thereafter	14,325	103,458
Total lease payments	29,491	159,703
Less imputed interest	(5,341)	(38,576)
Total lease obligations	24,150	121,127
Less current obligations	(2,101)	(7,417)
Long-term lease obligations	$22,049	$113,710

The Company adopted the New Lease Standard on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments as of December 31, 2018 were as follows:

(in thousands)	Operating Leases	Capital Leases
2019	$8,102	$12,600
2020	6,031	12,600
2021	3,643	12,600
2022	1,630	11,095
2023	1,626	10,500
Thereafter	8,297	103,458
Total lease payments	$29,329	162,853
Less imputed interest		(39,922)
Total lease obligations		122,931
Less current obligations		(7,336)
Long-term lease obligations		$115,595

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

Financial instruments measured at fair value on a recurring basis (in thousands):

	As of March 31, 2019			As of December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$125,394	$125,394	$—	$43,281	$43,281	$—
Commercial paper	80,760	—	80,760	29,138	—	29,138
Municipal debt securities	3,792	—	3,792	—	—
US Treasury Bonds	880	—	880	1,415	—	1,415
Total cash equivalents	210,826	125,394	85,432	73,834	43,281	30,553
Short-term
Commercial paper	182,608	—	182,608	180,846	—	180,846
Corporate debt securities	74,331	—	74,331	101,489	—	101,489
Municipal debt securities	13,927	—	13,927	14,252	—	14,252
Federal agency debt securities	11,367	—	11,367	11,887	—	11,887
US Treasury Bonds	4,722	—	4,722	5,990	—	5,990
Total short-term	286,955	—	286,955	314,464	—	314,464
Long-term
Corporate debt securities	20,300	—	20,300	37,334	—	37,334
US Treasury Bonds	3,050	—	3,050	2,901	—	2,901
Federal agency debt securities	1,255	—	1,255	11,291	—	11,291
Total long-term	24,605	—	24,605	51,526	—	51,526
Total financial instruments	$522,386	$125,394	$396,992	$439,824	$43,281	$396,543

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs are as follows (in thousands):

	As of March 31, 2019		As of December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$102,133	$102,389	$450,463	$451,026	2
Non-publicly held debt	1,160,772	937,134	703,372	619,379	3
Total long-term debt	$1,262,905	$1,039,523	$1,153,835	$1,070,405

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

For the three months ended March 31, 2019 and 2018, respectively, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended March 31,
	2019	2018
Basic:
Net income	$57,124	$55,193
Less net income allocated to participating securities	(799)	(768)
Net income attributable to common stock	$56,325	$54,425
Earnings per share, basic	$3.52	$3.43
Weighted-average shares outstanding	16,011	15,889
Diluted:
Net income	$57,124	$55,193
Less net income allocated to participating securities	(798)	(768)
Net income attributable to common stock	$56,326	$54,425
Earnings per share, diluted	$3.52	$3.42
Weighted-average shares outstanding	16,011	15,889
Dilutive effect of stock options and restricted stock	31	46
Adjusted weighted-average shares outstanding under treasury stock method	16,042	15,935
Participating securities excluded under two-class method	(29)	(37)
Adjusted weighted-average shares outstanding under two-class method	16,013	15,898

For the three months ended March 31, 2019 and 2018, respectively, anti-dilutive shares excluded from the calculation of earnings per share were 4,046 shares and 1,463 shares (not in thousands).

Note 8 — Commitments and Contingencies

As of March 31, 2019, the Company had firm commitments to purchase twelve Airbus A320 series aircraft and four CFM engines.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows (in thousands):

As of March 31, 2019
Remaining in 2019	$198,110
2020	33,800
2021	500
2022	18,000
Total commitments	$250,410

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 9 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM"), and is used to allocate resources and analyze performance. The Company's CODM is the executive leadership team, which reviews information about the Company's three operating segments: the Airline, Sunseeker Resort, and Other non-airline.

Airline Segment

The Airline segment operates as a single business unit and includes all scheduled service air transportation, ancillary air-related products and services, third party products and services, fixed fee contract air transportation and other airline-related revenue. The CODM evaluation includes, but is not limited to, route and flight profitability data, ancillary and third party product and service offering statistics, and fixed fee contract information when making resource allocation decisions with the goal of optimizing consolidated financial results.

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the operation of Kingsway golf course. Plans for the resort include a 500-room hotel and two towers offering an estimated 180 one, two and three bedroom suites, bar and restaurant options, and other amenities. The golf course is a short drive from the resort site and is considered, from a planning and strategic perspective, to be an additional resort amenity. The construction of Sunseeker Resort is an extension of the Company's leisure travel focus and it is expected that many customers flying to Southwest Florida on Allegiant will elect to stay at this resort and enjoy its amenities.

Other non-Airline Segment

The other non-airline segment includes the Teesnap golf course management solution and Allegiant Nonstop family entertainment centers, both of which fit with the Company's leisure focus. Allegiant Nonstop family entertainment centers are comprised of games, attractions, and food facilities.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows (in thousands):

	Airline	Sunseeker Resort	Other non- airline	Consolidated
Three Months Ended March 31, 2019
Operating revenue:
Passenger	$419,977	$—	$—	$419,977
Third party products	17,141	—	—	17,141
Fixed fee contract	10,575	—	—	10,575
Other	631	902	2,396	3,929
Operating income (loss)	98,490	(1,222)	(6,190)	91,078
Interest expense, net of capitalized interest and interest income	13,221	158	—	13,379
Depreciation and amortization	35,229	156	797	36,182
Total assets, end of period	2,640,003	68,742	41,732	2,750,477
Capital expenditures	108,920	5,275	8,356	122,551
Three Months Ended March 31, 2018
Operating revenue:
Passenger	$396,771	$—	$—	$396,771
Third party products	10,325	—	—	10,325
Fixed fee contract	10,556	—	—	10,556
Other	6,666	—	1,126	7,792
Operating income (loss)	81,950	(145)	(1,837)	79,968
Interest expense, net	10,817	—	—	10,817
Depreciation and amortization	27,766	7	376	28,149
Total assets, end of period	2,248,340	33,910	6,715	2,288,965
Capital expenditures	59,574	8,140	1,453	69,167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2019 and 2018. Also discussed is our financial position as of March 31, 2019 and December 31, 2018. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2019 Review
Highlights:

–	Achieved 22 percent airline operating margin;

–	recognized record ancillary air-related revenue per passenger of $53.10, which represents an increase of 12.5 percent compared to 2018;

–	added eight aircraft into service and expect an additional nine to be added throughout 2019;

–	announced 35 new routes, including inaugural service into Anchorage, AK; and

–	broke ground on Sunseeker Resort - Charlotte Harbor.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
MD-80	—	—	32
A319	37	32	26
A320 (1)	47	44	30
Total	84	76	88
(1) Does not include three aircraft for which we have taken delivery, but were not yet in service as of March 31, 2019.

As of March 31, 2019, we had firm commitments to purchase twelve aircraft. We expect delivery of nine of these aircraft in 2019 and the remaining aircraft in 2020 and 2022. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to our operating fleet.

	As of June 30, 2019	As of September 30, 2019	As of December 31, 2019
A319	37	38	38
A320	51	53	55
Total	88	91	93

NETWORK

As of March 31, 2019, we are currently selling 450 routes versus 419 as of the same date last year, which represents a 7.4 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 98 and 23, respectively, as of March 31, 2019. Based on our currently published schedule through early-February 2020, and service announcements and cancellations by other airlines to date, we will have direct competition (which we consider to be similar non-stop service between markets) on 114 of our routes as of that date.

During the first quarter of 2019, we announced 35 new routes including our inaugural scheduled flights to Anchorage, AK and additional service to Destin, FL, Nashville, TN, and Savannah, GA, among other route announcements. The new routes are all planned to begin service in the second quarter 2019.

In April 2019, we filed an application with the U.S. Department of Transportation to offer scheduled service to Mexico. This is the first step in beginning to offer international service to our leisure travelers, with non-stop flights between the United States and Mexico.

TRENDS

As we have completed our fleet transition, Airbus aircraft flew 100 percent of our scheduled service ASMs for the quarter, compared to 72.4 percent for the same time period in 2018, which drove a 9.6 percent increase in fuel efficiency (measured as ASMs per gallon). Despite having an average of 11 fewer operating aircraft in the fleet compared to 2018, scheduled service ASMs increased 5.6 percent and scheduled service passengers increased 4.3 percent. Higher utilization of the Airbus fleet (with a 16.9 percent year-over-year increase in average block hours per aircraft per day) enabled system growth with fewer aircraft. We expect to return to lower aircraft utilization during the year, as more aircraft are added to our operating fleet. Airline operating income increased more than $16 million quarter-over-quarter, and produced a 22 percent operating margin.

We continue to improve our operation, as evidenced by a 100 percent controllable completion rate for the first quarter 2019, and a total completion factor of 99.2 percent. We also achieved a record 123 consecutive days without a maintenance cancellation.

In April 2019, our dispatchers, represented by the International Brotherhood of Teamsters, (IBT) voted to ratify their first collective bargaining agreement. The agreement has a five year term beginning May 1, 2019 and is not expected to have a significant effect on our operating results.

In March 2019, we began construction for Sunseeker Resort - Charlotte Harbor in Southwest Florida, and entered into a Construction Loan Agreement with affiliates of TPG Sixth Street Partners to provide $175 million in construction financing for the project. We also opened our first Allegiant Nonstop family entertainment center in Clearfield, UT, in January 2019 and our second location in Warren, MI, in April 2019.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

Operating Revenue

Passenger revenue. For the first quarter 2019, passenger revenue increased 5.8 percent compared to first quarter 2018. The increase was driven primarily by a 4.6 percent increase in scheduled service departures, which resulted in a 4.3 percent increase in scheduled service passengers (slightly diluted by a 1.2 percentage point drop in load factor). The higher number of passengers resulted in year-over-year increases in ancillary revenues, the most significant of which were increases in the customer convenience fee and carry on and checked baggage fees throughout the network. These increases contributed to a 12.5 percent increase in unit ancillary revenue to $53.10 per passenger, the highest quarterly performance in our history.

Third party products revenue. Third party products revenue for the first quarter 2019 increased 66.0 percent, or $6.8 million, compared to the same period in 2018. This is primarily the result of a 26.5 percent increase in net revenue from rental cars resulting from the increase in scheduled service passengers coupled with a higher take rate, as well as an increase in revenue generated from our co-branded credit card program.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2019 remained relatively flat when compared to 2018, despite a 6.5 percent decrease in fixed fee departures quarter-over-quarter. The decrease in departures resulted from the government shutdown early in the quarter, as the FAA was not available to provide certification for aircraft that we had available and ready for service; thus, we were operating fewer aircraft than planned.

Other revenue. Other revenue decreased by $3.9 million for the first quarter 2019 from 2018, primarily due to a decrease in aircraft lease revenue. We took redelivery of the final aircraft previously on lease to a European carrier in December 2018, whereas 10 aircraft were on lease during the first quarter 2018. The decline in lease revenue was partially offset by increased revenue from Teesnap, our golf course management solution.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per ASM across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended March 31,				Percent
	2019		2018		Change
Salary and benefits	3.05	¢	3.03	¢	0.7%
Aircraft fuel	2.55		2.84		(10.2)
Station operations	1.00		1.01		(1.0)
Maintenance and repairs	0.58		0.52		11.5
Depreciation and amortization	0.93		0.75		24.0
Sales and marketing	0.54		0.51		5.9
Other	0.57		0.61		(6.6)
CASM	9.22	¢	9.27	¢	(0.5)%
Operating CASM, excluding fuel	6.67		6.43		3.7
Non-airline operating CASM*	0.27		0.08		NM
Operating CASM, excluding fuel and non-airline activity	6.40	¢	6.35	¢	0.8%
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity.

Salary and benefits expense. Salary and benefits expense increased $6.4 million, or 5.7 percent, for the first quarter 2019 when compared to the same period in 2018. The increase is largely due to a 7.7 percent increase in full-time equivalent employees, as well as labor inefficiencies as we continue to grow into the increased number of flight personnel we maintained during the fleet transition.

Aircraft fuel expense. Aircraft fuel expense decreased $6.3 million, or 6.0 percent, for the first quarter 2019 compared to first quarter 2018. The decrease is largely due to a 4.5 percent decrease in system fuel gallons consumed, coupled with a 1.8 percent decrease in the system average fuel cost per gallon. Fuel efficiency (measured as ASMs per gallon) increased 9.6 percent year over year, allowing us to increase system ASMs by 4.9 percent, while reducing total fuel consumption. The Airbus aircraft are more fuel efficient than the MD-80 aircraft, which we still had in operation during the first quarter 2018.

Station operations expense. Station operations expense for the first quarter 2019 increased $1.4 million, or 3.7 percent compared to the same period in 2018, and is in line with a 4.6 percent increase in scheduled service departures.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2019 increased $3.6 million, or 18.4 percent, compared to the same period in 2018, as the average number of Airbus aircraft in service increased by 49.2 percent. Although repairs for the Airbus fleet type tend to be less frequent, associated costs are also generally higher than for the MD-80 fleet.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2019 increased 28.5 percent year over year. The average number of Airbus aircraft in service increased 49.2 percent year over year and our Airbus aircraft have a higher monthly depreciation expense than our MD-80 aircraft previously in service. In comparison, during the first quarter 2018, the MD-80 fleet was fully depreciated, yet produced 27.6 percent of ASMs during the quarter. Amortization of major maintenance costs was $4.8 million for the first quarter 2019 compared to $2.5 million for the first quarter 2018.

Sales and marketing expense. Sales and marketing expense for the first quarter 2019 increased $1.8 million compared to the same period in 2018 due to increased expenses related to various marketing initiatives, including our multi-year partnerships with the Vegas Golden Knights and Minor League Baseball.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, expenses incurred to operate the Kingsway golf course, pre-opening expenses incurred in connection with Allegiant Nonstop family entertainment centers (locations opened in January 2019 and April 2019), and operating expenses attributable to Sunseeker Resort (most Sunseeker Resort expenses are being capitalized at this time).

Income Tax Expense

Our effective tax rate was 22.7 percent for the three months ended March 31, 2019, compared to 20.5 percent for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 differed from the statutory federal income tax rate of 21.0 percent primarily due to state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates. We expect to be non-cash taxpayers for federal income tax purposes for 2019.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2019	2018	Change (1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,450,278	3,302,951	4.5
Revenue passenger miles (RPMs) (thousands)	3,228,594	3,094,805	4.3
Available seat miles (ASMs) (thousands)	3,910,239	3,728,563	4.9
Load factor	82.6%	83.0%	(0.4)
Airline operating expense per ASM (CASM) (cents)	8.95	9.19	(2.6)
Fuel expense per ASM (cents)	2.55	2.84	(10.2)
Airline operating CASM, excluding fuel (cents)	6.40	6.35	0.8
ASMs per gallon of fuel	84.1	76.7	9.6
Departures	25,200	24,248	3.9
Block hours	59,819	57,803	3.5
Average stage length (miles)	904	910	(0.7)
Average number of operating aircraft during period	79.6	90.7	(12.2)
Average block hours per aircraft per day	8.3	7.1	16.9
Full-time equivalent employees at end of period	4,067	3,776	7.7
Fuel gallons consumed (thousands)	46,474	48,640	(4.5)
Average fuel cost per gallon	$2.14	$2.18	(1.8)

Scheduled service statistics:
Passengers	3,421,538	3,279,368	4.3
Revenue passenger miles (RPMs) (thousands)	3,191,045	3,064,619	4.1
Available seat miles (ASMs) (thousands)	3,802,132	3,602,015	5.6
Load factor	83.9%	85.1%	(1.2)
Departures	24,344	23,264	4.6
Block hours	57,963	55,689	4.1
Total passenger revenue per ASM (TRASM) (cents) (2)	11.50	11.30	1.8
Average fare - scheduled service (3)	$69.64	$73.81	(5.6)
Average fare - air-related charges (3)	$53.10	$47.18	12.5
Average fare - third party products	$5.01	$3.15	59.0
Average fare - total	$127.75	$124.14	2.9
Average stage length (miles)	908	916	(0.9)
Fuel gallons consumed (thousands)	45,068	46,872	(3.8)
Average fuel cost per gallon	$2.13	$2.17	(1.8)
Rental car days sold	471,598	398,587	18.3
Hotel room nights sold	105,015	108,984	(3.6)
Percent of sales through website during period	93.6%	93.8%	(0.2)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased at March 31, 2019 to $554.8 million, from $447.5 million at December 31, 2018. Investment securities represent highly liquid marketable securities which are available-for-sale.

The increase in cash is due primarily to $178.5 million in cash from operating activities (excluding capital expenditures related to heavy maintenance), as well as $428.0 million in net Term Loan proceeds received in February 2019.

As of March 31, 2019, $347.9 million of the Term Loan proceeds were used to purchase our unsecured senior notes. The remaining proceeds of approximately $80.1 million will be used when we retire the remaining $102.1 million balance of these notes. We expect to call the remainder of the notes prior to their maturity in July 2019.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition and return capital to shareholders in the form of recurring regular quarterly dividends. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as planned capital outlay related to Sunseeker Resort and other travel and leisure initiatives.

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

Debt

Our long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.3 billion as of December 31, 2018 to $1.4 billion as of March 31, 2019 as we borrowed $450.0 million under the Term Loan plus an additional $44.0 million secured by aircraft, while repurchasing $347.9 million of our unsecured notes and making principal payments on our other existing debt.

In March 2019, we entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC under which we may borrow up to $175.0 million to fund the construction of Phase 1 of Sunseeker Resort - Charlotte Harbor. No amounts under this loan agreement have been drawn to date.

Sources and Uses of Cash

Operating Activities. During the three months ended March 31, 2019, our operating activities provided $160.1 million of cash compared to $172.9 million during the same period of 2018. The year-over-year decrease in cash inflows is mostly the result of the net effect of changes in certain asset and liability accounts, including an increase in deferred major maintenance.

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

Investing Activities. Cash used in investing activities was $59.6 million during the three months ended March 31, 2019 compared to $65.4 million for the same period in 2018. A $53.4 million year-over-year increase in cash outlay for the purchase of property and equipment was offset as cash proceeds from maturities of investment securities (net of purchases) were $56.0 million during the three months ended March 31, 2019, compared to $3.3 million for the same period in 2018. Additionally, in the first quarter of 2019 we had a $6.5 million increase in other investing activities compared to the same period last year, mostly related to proceeds received from the sales of MD-80 parts.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2019 was $61.3 million, compared to $115.1 million cash used in financing activities during the same period in 2018. This year-over-year fluctuation is primarily due to debt proceeds, as we entered into debt agreements totaling $494.0 million during the three months ended March 31, 2019, but did not enter any debt agreements in the first quarter 2018. The increase in debt proceeds was partially offset by an increase in principal payments on long-term debt and finance lease obligations, as we repurchased $347.9 million of our unsecured notes due July 2019 in a tender offer, made $38.4 million of other debt and finance lease payments and incurred $30.1 million of debt issuance costs during the quarter. This compared to $102.9 million of principal payments on debt for the same period in 2018.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, limitation on growth after our transition to a single fleet type, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed , the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to our critical accounting policies and estimates, as of March 31, 2019, from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 27.6 percent of our operating expenses for the three months ended March 31, 2019. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2019, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $9.5 million. We have not hedged fuel price risk for many years.

Interest Rates

As of March 31, 2019, we had $1.1 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates for the three months ended March 31, 2019, would have affected interest expense by approximately $2.1 million.

As of March 31, 2019, we had $204.8 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

Item 4. Controls and Procedures

As of March 31, 2019, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Although the New Lease Standard will not have a material impact on our ongoing net income, changes were made to relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment on the effectiveness of internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January	459	$123.09	None
February	12,921	136.87	None
March	3,565	126.82	None
Total	16,945	$134.38		$100,000
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on April 24, 2018 (2)
4.1	Third Supplemental Indenture, dated as of February 5, 2019, among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (3)
10.1
Credit and Guaranty Agreement, dated as of February 5, 2019, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Barclays PLC, as administrative agent, syndication agent and lead arranger. (4)

10.2
Construction Loan Agreement dated as of March 18, 2019 between TPG Specialty Lending, Inc., SSPC 1, LLC, and SSPC 2, LLC (as “Lenders”), TPG Specialty Lending, Inc. (as “Agent”) and Sunseeker Florida, Inc. (5)

10.3	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 18, 2019 between TPG Specialty Lending, Inc. (“Agent”) and Sunseeker Florida, Inc.
10.4	Guaranty of Completion dated as of March 18, 2019 among Allegiant Travel Company and Sunrise Asset Management, LLC for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC.
10.5	Non-Recourse Carve-out Guaranty Agreement dated as of March 18, 2019 from Allegiant Travel Company for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC.
10.6	Guaranty of Payment dated as of March 18, 2019 from Allegiant Travel Company for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC.
10.7	Pledge and Security Agreement dated as of March 18, 2019 by Sunseeker Resorts, Inc. for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC.
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 25, 2018.
(3) Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on February 5, 2019
(4) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on February 5, 2019.
(5) Portions of the indicated document have been omitted pursuant to a request for confidential treatment and the document indicated has been filed separately with the Commission as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 7, 2019	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer