Form 10-Q
period 2019-06-30
Allegiant Travel CO
filed 2019-07-31
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-33166
Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada		20-4745737
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1201 North Town Center Drive
Las Vegas,	Nevada	89144
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s Telephone Number, Including Area Code: (702) 851-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.001	ALGT	NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 15, 2019, the registrant had 16,306,083 shares of common stock, $.001 par value per share, outstanding.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$453,852	$81,520
Restricted cash	14,318	14,391
Short-term investments	216,746	314,464
Accounts receivable	36,100	36,014
Expendable parts, supplies and fuel, net	25,131	19,516
Prepaid expenses and other current assets	34,100	29,343
TOTAL CURRENT ASSETS	780,247	495,248
Property and equipment, net	2,019,774	1,847,268
Long-term investments	24,704	51,526
Deferred major maintenance, net	89,868	67,873
Operating lease right-of-use assets, net	22,233	—
Deposits and other assets	45,374	36,753
TOTAL ASSETS:	$2,982,200	$2,498,668
CURRENT LIABILITIES
Accounts payable	$32,097	$27,452
Accrued liabilities	147,483	122,027
Air traffic liability	267,050	212,230
Current maturities of long-term debt and finance lease obligations, net of related costs	160,523	152,287
TOTAL CURRENT LIABILITIES	607,153	513,996
Long-term debt and finance lease obligations, net of current maturities and related costs	1,338,734	1,119,446
Deferred income taxes	199,689	164,027
Other noncurrent liabilities	32,115	10,878
TOTAL LIABILITIES:	2,177,691	1,808,347
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(605,115)	(605,037)
Additional paid in capital	280,783	270,935
Accumulated other comprehensive loss, net	(4)	(661)
Retained earnings	1,128,822	1,025,061
TOTAL EQUITY:	804,509	690,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,982,200	$2,498,668

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Passenger	$454,779	$405,572	$874,755	$802,343
Third party products	18,208	17,799	35,350	28,124
Fixed fee contracts	12,487	7,653	23,061	18,209
Other	6,285	5,756	10,215	13,548
Total operating revenues	491,759	436,780	943,381	862,224
OPERATING EXPENSES:
Salary and benefits	113,592	101,645	233,003	214,608
Aircraft fuel	119,987	122,454	219,670	228,481
Station operations	45,870	41,553	84,835	79,137
Maintenance and repairs	20,877	24,611	43,701	43,881
Depreciation and amortization	38,494	29,833	74,676	57,983
Sales and marketing	20,540	18,348	41,466	37,426
Aircraft lease rental	—	75	—	96
Other	24,294	24,039	46,849	46,422
Total operating expenses	383,654	362,558	744,200	708,034
OPERATING INCOME	108,105	74,222	199,181	154,190
OTHER (INCOME) EXPENSES:
Interest expense	20,942	13,251	39,025	26,158
Capitalized interest	(1,038)	(95)	(2,541)	(278)
Interest income	(3,502)	(1,927)	(6,703)	(3,834)
Loss on debt extinguishment	—	—	3,677	—
Other, net	(86)	(50)	15	(290)
Total other expenses	16,316	11,179	33,473	21,756
INCOME BEFORE INCOME TAXES	91,789	63,043	165,708	132,434
PROVISION FOR INCOME TAXES	21,246	13,027	38,041	27,225
NET INCOME	$70,543	$50,016	$127,667	$105,209
Earnings per share to common shareholders:
Basic	$4.33	$3.10	$7.85	$6.53
Diluted	$4.33	$3.10	$7.84	$6.52
Shares used for computation:
Basic	16,063	15,939	16,037	15,898
Diluted	16,069	15,945	16,050	15,914

Cash dividends declared per share:	$0.70	$0.70	$1.40	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$70,543	$50,016	$127,667	$105,209
Other comprehensive income:
Change in available for sale securities, net of tax	177	113	654	(843)
Foreign currency translation adjustments	9	113	3	214
Change in derivatives, net of tax	—	1,260	—	996
Total other comprehensive income	186	1,486	657	367
TOTAL COMPREHENSIVE INCOME	$70,729	$51,502	$128,324	$105,576

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2019
				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at March 31, 2019	16,284	$23	$276,247	$(190)	$1,069,690	$(607,316)	$738,454
Share-based compensation	6	—	4,536	—	—	—	4,536
Shares repurchased by the Company and held as treasury shares	(5)	—	—	—	—	(730)	(730)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends, $0.70 per share	—	—	—	—	(11,411)	—	(11,411)
Other comprehensive income	—	—	—	186	—	—	186
Net income	—	—	—	—	70,543	—	70,543
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509

	Six Months Ended June 30, 2019
				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	124	—	9,848	—	—	—	9,848
Shares repurchased by the Company and held as treasury shares	(22)	—	—	—	—	(3,009)	(3,009)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends, $1.40 per share	—	—	—	—	(22,805)	—	(22,805)
Other comprehensive income	—	—	—	657	(551)	—	106
Net income	—	—	—	—	127,667	—	127,667
Cumulative effect of the New Lease Standard (see Note 5)	—	—	—	—	(550)	—	(550)
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509

	Three Months Ended June 30, 2018
				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at March 31, 2018	16,151	$23	$259,225	$(3,959)	$952,403	$(607,888)	$599,804
Share-based compensation	—	—	3,809	—	—	—	3,809
Issuance of common stock, net of forfeitures	5	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(5)	—	—	—	—	(761)	(761)
Stock issued under employee stock purchase plan	10	—	—	—	—	1,624	1,624
Cash dividends, $0.70 per share	—	—	—	—	(11,310)	—	(11,310)
Other comprehensive income	—	—	—	1,486	—	—	1,486
Net income	—	—	—	—	50,016	—	50,016
Balance at June 30, 2018	16,161	$23	$263,034	$(2,473)	$991,109	$(607,025)	$644,668

	Six Months Ended June 30, 2018
				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	98	—	9,194	—	—	—	9,194
Issuance of common stock, net of forfeitures	5	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(18)	—	—	—	—	(2,994)	(2,994)
Stock issued under employee stock purchase plan	10	—	—	—	—	1,624	1,624
Cash dividends, $1.40 per share	—	—	—	—	(22,605)	—	(22,605)
Other comprehensive income	—	—	—	367	562	—	929
Net income	—	—	—	—	105,209	—	105,209
Balance at June 30, 2018	16,161	$23	$263,034	$(2,473)	$991,109	$(607,025)	$644,668

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$127,667	$105,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,676	57,983
Gain on aircraft and other equipment disposals	(8,294)	(1,491)
Share-based compensation expense	9,128	6,106
Deferred income taxes	35,634	25,241
Other adjustments	5,199	1,237
Changes in certain assets and liabilities:
Accounts receivable	(86)	46,873
Prepaid expenses	(4,257)	(10,516)
Accounts payable	4,449	7,631
Accrued liabilities	14,681	20,859
Air traffic liability	54,820	32,633
Deferred major maintenance	(31,591)	(7,841)
Other assets/liabilities	(4,514)	(689)
Net cash provided by operating activities	277,512	283,235
INVESTING ACTIVITIES:
Purchase of investment securities	(130,627)	(168,923)
Proceeds from maturities of investment securities	258,076	199,294
Purchase of property and equipment, including capitalized interest	(234,469)	(187,456)
Other investing activities	10,201	(1,468)
Net cash used in investing activities	(96,819)	(158,553)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(22,805)	(22,605)
Proceeds from the issuance of debt	770,435	10,797
Principal payments on debt and finance lease obligations	(522,616)	(142,399)
Debt issuance costs	(30,759)	(409)
Other financing activities	(2,689)	1,529
Net cash provided by (used in) financing activities	191,566	(153,087)
Net change in cash, cash equivalents, and restricted cash	372,259	(28,405)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,911	70,639
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$468,170	$42,234

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$36,886	$24,370
Income tax refunds	(3,340)	(41,284)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Property capitalized under operating leases	23,320	—
Flight equipment acquired under finance leases	—	102,609

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

See Note 5, "Leases," for more information.

Note 2 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in our reported operating revenues. Passenger revenue is primarily composed of scheduled service revenue (including passenger ticket sales and credit voucher breakage), revenue from ancillary air-related charges (including seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight), as well as co-brand credit card point redemptions, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Scheduled service	$237,685	$235,746	$472,456	$474,267
Ancillary air-related charges	213,527	167,630	395,227	322,347
Co-brand redemptions	3,567	2,196	7,072	5,729
Total passenger revenue	$454,779	$405,572	$874,755	$802,343

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage.

The contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. During the six months ended June 30, 2019, $204.8 million was recognized into passenger revenue that was recorded in the air traffic liability balance of $212.2 million at December 31, 2018.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Six Months Ended June 30,
(in thousands)	2019	2018
Balance at January 1	$10,708	$8,903
Points awarded (deferral of revenue)	8,827	6,898
Points redeemed (recognition of revenue)	(7,072)	(5,730)
Balance at June 30	$12,463	$10,071

As of June 30, 2019 and 2018, $9.8 million and $6.9 million, respectively, of the current points liability is reflected in Accrued liabilities and represents our current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in Other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 3 — Property and Equipment

Property and equipment:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Flight equipment, including pre-delivery deposits	$2,089,440	$1,905,157
Computer hardware and software	149,354	140,385
Land and buildings/leasehold improvements	85,939	85,925
Other property and equipment	121,285	89,778
Total property and equipment	2,446,018	2,221,245
Less accumulated depreciation and amortization	(426,244)	(373,977)
Property and equipment, net	$2,019,774	$1,847,268

Note 4 — Long-Term Debt

Long-term debt and finance lease obligations:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Fixed-rate debt and finance lease obligations due through 2029(1) (2)	$321,646	$640,806
Variable-rate debt due through 2029	1,177,611	630,927
Total long-term debt and finance lease obligations, net of related costs	1,499,257	1,271,733
Less current maturities, net of related costs(1)	160,523	152,287
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,338,734	$1,119,446

Weighted average fixed-interest rate on debt	4.7%	5.3%
Weighted average variable-interest rate on debt	5.1%	4.2%

(1) As of June 30, 2019, and December 31, 2018, respectively, $80.1 million and $428.0 million of the Company's Unsecured Senior Notes were classified as long-term as management refinanced the borrowings on a long-term basis in February 2019, as discussed below.
(2) Includes finance lease obligations secured by five aircraft.

Maturities of long-term debt and finance lease obligations for the remainder of 2019 and for the next four years and thereafter, in the aggregate, are: remaining in 2019 - $168.1 million; 2020 - $138.9 million; 2021 - $133.4 million; 2022 - $113.9 million; 2023 - $100.9 million; and $844.1 million thereafter.

Consolidated Variable Interest Entity

In March 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 3.8 percent, payable in quarterly installments through April 2029, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $39.1 million and $44.0 million, respectively, at the time of borrowing.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million. There was no balance under this facility as of June 30, 2019. The facility has a term of 24 months and is based on the value of aircraft placed in the collateral pool. Aircraft remain in the collateral pool for up to two years, and, as of June 30, 2019, there were four aircraft in the collateral pool.

Secured Debt

In June 2019, the Company entered into an agreement to borrow $213.0 million secured by 23 aircraft. The borrowing bears interest at a floating rate based on LIBOR, and is payable in quarterly installments over five years. A portion of the proceeds was used for the prepayment of six existing debt agreements and the repayment of the outstanding balance on the senior secured revolving credit facility.

During the second quarter 2019, the Company borrowed a total of $63.4 million under multiple loan agreements secured by spare engines. The borrowings bear interest at a floating rate based on LIBOR, and are payable in quarterly installments, with terms ranging from seven to ten years.

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

General Unsecured Senior Notes

Since December 2016 and until February 2019, the Company had outstanding $450.0 million aggregate principal amount of senior unsecured obligations (the "Notes") which bore interest at 5.5 percent per year and matured in July 2019.

In connection with the Term Loan discussed above, the Company completed a tender offer in February 2019, whereby it purchased $347.9 million of the Notes, and incurred related debt extinguishment costs of $3.7 million. The indenture governing the Notes was amended to eliminate most of the restrictive covenants and certain events of default and amend certain other provisions applicable to the Notes. The $428.0 million net proceeds from the Term Loan were used to purchase the Notes, of which the remaining $102.1 million outstanding at June 30, 2019 was paid at maturity in July 2019.

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI may borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor (the “Project”). No amount has been drawn under this agreement as of June 30, 2019.

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

As a result of the New Lease Standard, certain real estate and property leases, and various other operating leases have been measured on the balance sheet with a lease liability and right-of-use asset ("ROU"). Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore excluded from consideration. Accounting for finance leases is substantially unchanged.

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

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet. Additionally, lease and non-lease components are accounted for as a single lease component for real estate agreements.

In addition to operating leases, the Company leases certain aircraft and, as of June 30, 2019, had five aircraft under finance leases with remaining terms to 2029.

Lease Costs

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
(in thousands)	Classification on the Statements of Income	June 30, 2019	June 30, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$1,629	$3,259
Interest on lease liabilities	Interest expense	1,326	2,672
Operating lease cost	Station operations; Maintenance and repairs; Other operating expense	805	1,581
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	2,703	5,797
Total lease cost		$6,463	$13,309

Lease position as of June 30, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of
(in thousands)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets, net	$22,233
Finance lease assets	Property and equipment, net	114,924
Total lease assets		$137,157

Liabilities
Current
Operating	Accrued liabilities	$2,240
Finance	Current maturities of long-term debt and finance lease obligations	7,499
Noncurrent
Operating	Other noncurrent liabilities	21,476
Finance	Long-term debt and finance lease obligations	111,805
Total lease liabilities		$143,020

Weighted-average remaining lease term
Operating leases		9.3 years
Finance leases		10.4 years
Weighted-average discount rate
Operating leases		4.2%
Finance leases		4.4%

Other Information

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$643	1,272
Operating cash flows for finance leases	1,326	2,672
Financing cash flows for finance leases	1,824	3,628

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of June 30, 2019.

(in thousands)	Operating Leases	Finance Leases
Remaining in 2019	$1,586	$6,300
2020	3,206	12,600
2021	3,249	12,600
2022	3,294	11,095
2023	3,147	10,500
Thereafter	14,325	103,459
Total lease payments	28,807	156,554
Less imputed interest	(5,091)	(37,250)
Total lease obligations	23,716	119,304
Less current obligations	(2,240)	(7,499)
Long-term lease obligations	$21,476	$111,805

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

Financial instruments measured at fair value on a recurring basis:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$310,550	$310,550	$—	$43,281	$43,281	$—
Commercial paper	110,429	—	110,429	29,138	—	29,138
Municipal debt securities	2,408	—	2,408	—	—	—
Federal agency debt securities	950	—	950	—	—	—
US Treasury bonds	—	—	—	1,415	—	1,415
Total cash equivalents	424,337	310,550	113,787	73,834	43,281	30,553
Short-term
Commercial paper	138,332	—	138,332	180,846	—	180,846
Corporate debt securities	55,729	—	55,729	101,489	—	101,489
Federal agency debt securities	10,504	—	10,504	11,887	—	11,887
Municipal debt securities	7,450	—	7,450	14,252	—	14,252
US Treasury bonds	4,731	—	4,731	5,990	—	5,990
Total short-term	216,746	—	216,746	314,464	—	314,464
Long-term
Corporate debt securities	20,367	—	20,367	37,334	—	37,334
US Treasury bonds	3,068	—	3,068	2,901	—	2,901
Federal agency debt securities	1,269	—	1,269	11,291	—	11,291
Total long-term	24,704	—	24,704	51,526	—	51,526
Total financial instruments	$665,787	$310,550	$355,237	$439,824	$43,281	$396,543

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs are as follows:

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Publicly held debt	$102,090	$102,154	$450,463	$451,026	2
Non-publicly held debt	1,303,593	1,098,068	703,372	619,379	3
Total long-term debt	$1,405,683	$1,200,222	$1,153,835	$1,070,405

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

For the three and six months ended June 30, 2019 and 2018, respectively, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income	$70,543	$50,016	$127,667	$105,209
Less net income allocated to participating securities	(997)	(659)	(1,791)	(1,427)
Net income attributable to common stock	$69,546	$49,357	$125,876	$103,782
Earnings per share, basic	$4.33	$3.10	$7.85	$6.53
Weighted-average shares outstanding	16,063	15,939	16,037	15,898
Diluted:
Net income	$70,543	$50,016	$127,667	$105,209
Less net income allocated to participating securities	(996)	(658)	(1,790)	(1,425)
Net income attributable to common stock	$69,547	$49,358	$125,877	$103,784
Earnings per share, diluted	$4.33	$3.10	$7.84	$6.52
Weighted-average shares outstanding	16,063	15,939	16,037	15,898
Dilutive effect of stock options and restricted stock	39	44	39	63
Adjusted weighted-average shares outstanding under treasury stock method	16,102	15,983	16,076	15,961
Participating securities excluded under two-class method	(33)	(38)	(26)	(47)
Adjusted weighted-average shares outstanding under two-class method	16,069	15,945	16,050	15,914

Note 8 — Commitments and Contingencies

As of June 30, 2019, the Company had firm commitments to purchase nine Airbus A320 series aircraft and one CFM engine.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of June 30, 2019
Remaining in 2019	$120,927
2020	33,800
2021	500
2022	18,000
Total commitments	$173,227

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

Other non-Airline Segment

The other non-airline segment includes the Teesnap golf course management solution and Allegiant Nonstop family entertainment centers. Allegiant Nonstop family entertainment centers are comprised of games, attractions, and food facilities.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Three Months Ended June 30, 2019
Operating revenue:
Passenger	$454,779	$—	$—	$454,779
Third party products	18,208	—	—	18,208
Fixed fee contract	12,487	—	—	12,487
Other	1,299	373	4,613	6,285
Operating income (loss)	115,546	(1,695)	(5,746)	108,105
Interest expense, net	15,924	478	—	16,402
Depreciation and amortization	36,890	326	1,278	38,494
Capital expenditures	98,128	11,296	2,494	111,918
Three Months Ended June 30, 2018
Operating revenue:
Passenger	$405,572	$—	$—	$405,572
Third party products	17,799	—	—	17,799
Fixed fee contract	7,653	—	—	7,653
Other	3,531	—	2,225	5,756
Operating income (loss)	76,054	(301)	(1,531)	74,222
Interest expense, net	11,229	—	—	11,229
Depreciation and amortization	29,405	10	418	29,833
Capital expenditures	106,360	9,204	2,725	118,289

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Six Months Ended June 30, 2019
Operating revenue:
Passenger	$874,755	$—	$—	$874,755
Third party products	35,350	—	—	35,350
Fixed fee contract	23,061	—	—	23,061
Other	1,930	1,275	7,010	10,215
Operating income (loss)	214,035	(2,917)	(11,937)	199,181
Interest expense, net	29,145	636	—	29,781
Depreciation and amortization	72,119	482	2,075	74,676
Capital expenditures	207,048	16,571	10,850	234,469
Six Months Ended June 30, 2018
Operating revenue:
Passenger	$802,343	$—	$—	$802,343
Third party products	28,124	—	—	28,124
Fixed fee contract	18,209	—	—	18,209
Other	10,197	—	3,351	13,548
Operating income (loss)	158,004	(446)	(3,368)	154,190
Interest expense, net	22,046	—	—	22,046
Depreciation and amortization	57,172	17	794	57,983
Capital expenditures	165,934	17,344	4,178	187,456

Total assets were as follows as of the date indicated:

(in thousands)	June 30, 2019	December 31, 2018
Airline	$2,859,309	$2,422,523
Sunseeker Resort	80,895	56,047
Other non-airline	41,996	20,098
Consolidated	$2,982,200	$2,498,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2019 and 2018. Also discussed is our financial position as of June 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2019 Review
Highlights:

–	Achieved 23.7 percent airline operating margin, which represents a 6.2 percentage point increase year over year;

–	produced a 6.1 percent decrease in airline operating CASM excluding fuel;

–	recognized our second consecutive quarter of ancillary air-related revenue per passenger exceeding $50, with a total of $51.68 this quarter;

–	achieved industry leading controllable completion of more than 99.9% during the quarter;

–	improved A14 performance (flight arrival within 14 minutes of scheduled arrival) by 2.8 percentage points compared to 2018;

–	added two aircraft into service and expect an additional six to be added in the back half of 2019; and

–	announced 10 new routes, and began service on 35 routes previously announced.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
A319	37	32	31
A320 (1)	49	44	35
MD-80	—	—	27
Total	86	76	93

(1) Does not include four aircraft of which we have taken delivery, but were not yet in service as of June 30, 2019.

As of June 30, 2019, we had firm commitments to purchase nine aircraft. We expect delivery of six of these aircraft in 2019 and the remaining aircraft in 2020 and 2022. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to our operating fleet.

	As of September 30, 2019	As of December 31, 2019
A319	37	38
A320	53	55
Total	90	93

NETWORK

As of June 30, 2019, we were selling 459 routes versus 414 as of the same date last year, which represents a 10.9 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 95 and 26, respectively, as of June 30, 2019. Based on our currently published schedule through May 2020, and service announcements and cancellations by other airlines as of June 30, 2019, we will have direct competition (which we consider to be similar non-stop service between markets) on approximately 100 routes as of that date.

During the second quarter of 2019, we announced 10 new routes including service into three new cities - Redmond, OR; State College, PA; and Traverse City, MI. These new routes are planned to begin service in October 2019.

During the second quarter 2019, we also began service on 35 routes announced previously, including our inaugural scheduled flights to Anchorage, AK.

In April 2019, we filed an application with the U.S. Department of Transportation to offer scheduled service to Mexico. This is the first step in beginning to offer international service to our leisure travelers, with non-stop flights between the United States and Mexico.

TRENDS

The transition to an all-Airbus fleet continues to produce positive operating results. Despite having an average of seven fewer aircraft in service during the second quarter 2019 compared to 2018, scheduled service ASMs increased 13.6 percent on a 13.8 percent increase in departures, and scheduled service passengers increased 12.2 percent. We accomplished the increased capacity by increasing aircraft utilization (block hours per aircraft) by 20.5 percent compared to the second quarter 2018. We were able to grow airline operating margin by 6.2 percentage points due, in large part, to reduced costs per ASM which were impacted significantly by an 8.1 percent increase in fuel efficiency.

During the second quarter, we flew more on off-peak days (32.8 percent of our scheduled ASMs for the quarter were on Tuesdays, Wednesdays or Saturdays compared to 30.6 percent in the same quarter last year). This contributed to our profitability, but led to a small decline in unit revenue.

Additionally, we have led or tied for the industry lead in controllable completion factor for 16 of the past 18 months, including every month in the first half of 2019, during which time we had only ten days that were affected by maintenance cancellations.

In July 2019, we announced the evaluation of strategic alternatives for our Teesnap golf course management solution entity, which will trigger held-for-sale classification in the third quarter 2019.

The construction of Sunseeker Resort continues to progress.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

Operating Revenue

Passenger revenue. For the second quarter 2019, passenger revenue increased 12.1 percent compared to second quarter 2018. The increase was driven primarily by a 13.8 percent increase in scheduled service departures, which resulted in a 12.2 percent increase in scheduled service passengers. The 13.5 percent increase in air-related ancillary average fare offset the decrease in scheduled service average fare. Increases in the customer convenience fee and baggage fees contributed to the increase in air-related ancillary unit revenue to $51.68 per passenger.

Third party products revenue. Third party products revenue for the second quarter 2019 increased 2.3 percent, compared to the same period in 2018. This is primarily the result of increased revenue from our co-branded credit card program, as well as an increase in net revenue from rental cars.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2019 increased 63.2 percent when compared to 2018. This is primarily the result of a 61.0 percent increase in related departures, which is largely attributable to greater availability of spare aircraft due to improved operations and an all-Airbus fleet.

Other revenue. Other revenue increased by $0.5 million for the second quarter 2019 from 2018, due to increased revenue from our non-airline activities. This increase was partially offset by a decrease in aircraft lease revenue, as we had six aircraft on lease to a European carrier during the second quarter of 2018 and none during 2019.

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

	Three Months Ended June 30,		Percent
	2019	2018	Change
Airline unitized costs
Salary and benefits	$2.46	$2.55	(3.5)%
Station operations	1.03	1.06	(2.8)
Depreciation and amortization	0.83	0.75	10.7
Maintenance and repairs	0.47	0.63	(25.4)
Sales and marketing	0.45	0.47	(4.3)
Other	0.41	0.56	(26.8)
Airline CASM, excluding fuel	5.65	6.02	(6.1)
Aircraft fuel	2.70	3.12	(13.5)
Airline CASM	8.35	9.14	(8.6)

Airline CASM	8.35	9.14	(8.6)
Non-airline operating CASM*	0.28	0.10	180.0
Operating CASM (consolidated)	8.63	9.24	(6.6)
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Total operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.

Salary and benefits expense. Salary and benefits expense increased $11.9 million, or 11.8 percent, for the second quarter 2019 when compared to the same period in 2018. The increase is largely due to an 8.8 percent increase in full-time equivalent employees supporting a 12.6 percent increase in system block hours, and increased activity in our non-airline subsidiaries. Pilot salaries and wages per ASM decreased 6.9 percent for the quarter, due to improved pilot productivity efficiencies as we have transitioned to an all-Airbus fleet.

Aircraft fuel expense. Aircraft fuel expense decreased $2.5 million, or 2.0 percent, for the second quarter 2019 compared to second quarter 2018, despite a 4.9 percent increase in system fuel gallons consumed on a 13.4 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 8.1 percent year over year, due to our transition to an all-Airbus fleet which are significantly more fuel efficient than the MD-80 aircraft we operated before their retirement which concluded in November 2018. Also, system average fuel cost per gallon decreased 6.7 percent year over year, further contributing to the overall decrease in aircraft fuel expense.

Station operations expense. Station operations expense for the second quarter 2019 increased $4.3 million, or 10.4 percent, on a 13.8 percent increase in scheduled service departures. The increase in departures outpaced the increase in expense due to additional station incentives realized compared to the same period in 2018.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2019 decreased $3.7 million, or 15.2 percent, compared to the same period in 2018 mostly due to a decrease in non-major maintenance events. The cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included in depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2019 increased 29.0 percent year over year. The average number of Airbus aircraft in service increased 38.7 percent year over year. Further, the MD-80 fleet operating in 2018 was fully depreciated prior to 2018. Amortization of major maintenance costs was $6.1 million for the second quarter 2019 compared to $2.6 million for the second quarter 2018, with increases expected to continue as our Airbus aircraft count and related deferred maintenance costs grow.

Sales and marketing expense. Sales and marketing expense for the second quarter 2019 increased $2.2 million compared to the same period in 2018, partly due to an increase in net credit card fees paid as a result of the 12.1 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our multi-year partnerships with the Vegas Golden Knights and Minor League Baseball.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, Kingsway golf course, Allegiant Nonstop family entertainment centers, and operating expenses attributable to Sunseeker Resort (most of the Sunseeker Resort expenses are being capitalized at this time). We expect these expenses to increase with the growth in the number of family entertainment centers and the continued operation of Teesnap pending a possible sale.

Income Tax Expense

Our effective tax rate was 23.1 percent for the three months ended June 30, 2019, compared to 20.7 percent for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 differed from the statutory federal income tax rate of 21.0 percent primarily due to state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates. We expect to be a non-cash taxpayer for federal income tax purposes for 2019.

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

Operating Revenue

Passenger revenue. For the six months ended June 30, 2019, passenger revenue increased 9.0 percent compared with 2018. The increase was mostly attributable to a 9.5 percent increase in scheduled service departures, which resulted in an 8.5 percent increase in scheduled service passengers. Average total fare per passenger increased slightly during the six month period as the increase in air-related ancillary revenue per passenger more than offset the decrease in scheduled service average fare. Increases in the customer convenience fee and baggage fees contributed to a 13.0 percent increase in air-related ancillary unit revenue to $52.32 per passenger.
Third party products revenue. Third party products revenue for the six months ended June 30, 2019 increased 25.7 percent over the same period in 2018. This is primarily the result of increased revenue from our co-branded credit card program, as well as an increase in net revenue from rental cars.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2019 increased 26.6 percent compared with 2018, primarily due to a 20.3 percent increase in related departures. This was made possible by greater availability of spare aircraft due to improved operations and an all-Airbus fleet.

Other revenue. Other revenue decreased $3.3 million for the six months ended June 30, 2019 compared to 2018 primarily due to a decrease in aircraft lease revenue. We had six aircraft on lease to a European carrier during the first half of 2018 and none during 2019. The effects of this decrease were slightly offset by increases in revenue from our non-airline activities.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,		Percent
	2019	2018	Change
Airline unitized costs
Salary and benefits	$2.69	$2.77	(2.9)%
Station operations	1.02	1.03	(1.0)
Depreciation and amortization	0.86	0.75	14.7
Maintenance and repairs	0.52	0.57	(8.8)
Sales and marketing	0.49	0.49	—
Other	0.42	0.56	(25.0)
Airline CASM, excluding fuel	6.00	6.17	(2.8)
Aircraft fuel	2.63	2.99	(12.0)
Airline CASM	8.63	9.16	(5.8)

Airline CASM	8.63	9.16	(5.8)
Non-airline operating CASM*	0.27	0.09	200.0
Operating CASM (consolidated)	8.90	9.25	(3.8)
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Total operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.
Salary and benefits expense. Salary and benefits expense increased $18.4 million, or 8.6 percent, for the six months ended June 30, 2019 compared to the same period in 2018. The increase is largely attributable to an 8.8 percent increase in the number of full-time equivalent employees supporting an 8.1 percent increase in system block hours, as well as increased activity in our non-airline subsidiaries. Pilot salaries and wages per ASM decreased 2.9 percent for the six months ended June 30, 2019, due to improved pilot productivity efficiencies as we have transitioned to an all-Airbus fleet.
Aircraft fuel expense. Aircraft fuel expense decreased $8.8 million, or 3.9 percent, for the six months ended June 30, 2019 compared to the same period in 2018, despite a 0.4 percent increase in system fuel gallons consumed on a 9.2 percent increase in system ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 8.8 percent year over year, due to our transition to an all-Airbus fleet. Also, system average fuel cost per gallon decreased 4.4 percent year over year, further contributing to the overall decrease in aircraft fuel expense.
Station operations expense. Station operations expense for the six months ended June 30, 2019 increased 7.2 percent on a 9.5 percent increase in scheduled service departures compared to the same period in 2018. The increase in departures outpaced the increase in expense due to additional station incentives realized compared to the same period in 2018.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2019 remained flat year over year. We had fewer non-major maintenance events in 2019, a reduction which was offset by higher overall repair costs for our Airbus fleet than our MD-80 fleet (though less frequent). Additionally, the cost of major maintenance events for our Airbus aircraft is being deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2019 increased $16.7 million, or 28.8 percent, compared to the same period in 2018. The average number of Airbus aircraft in service increased 43.6 percent year over year. Amortization of major maintenance costs was $10.9 million for the six months ended June 30, 2019 compared to $5.1 million for 2018, with increases expected to continue as our Airbus aircraft count and related deferred maintenance costs grow.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2019 increased $4.0 million compared to the same period in 2018, partly due to an increase in net credit card fees paid as a result of a 9.0 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our multi-year partnerships with the Vegas Golden Knights and Minor League Baseball.

Other expense. Other expense remained flat year over year, as there were increases in general administrative expenses which were offset by over $12.0 million in gains from MD-80 and other aircraft part sales.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, Kingsway golf course, Allegiant Nonstop family entertainment centers, and operating expenses attributable to Sunseeker Resort (most of the Sunseeker Resort expenses are being capitalized at this time).

Income Tax Expense

Our effective tax rate was 23.0 percent for the six months ended June 30, 2019, compared to 20.6 percent for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 differed from the statutory federal income tax rate of 21.0 percent primarily due to state taxes. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates. We expect to be a non-cash taxpayer for federal income tax purposes for 2019.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,		Percent
	2019	2018	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	4,169,536	3,704,113	12.6
Revenue passenger miles (RPMs) (thousands)	3,654,369	3,276,599	11.5
Available seat miles (ASMs) (thousands)	4,447,066	3,922,294	13.4
Load factor	82.2%	83.5%	(1.3)
Operating expense per ASM (CASM) (cents)	8.63	9.24	(6.6)
Fuel expense per ASM (cents)	2.70	3.12	(13.5)
Operating CASM, excluding fuel (cents)	5.93	6.12	(3.1)
ASMs per gallon of fuel	82.3	76.1	8.1
Departures	30,547	27,063	12.9
Block hours	68,332	60,707	12.6
Average stage length (miles)	853	858	(0.6)
Average number of operating aircraft during period	85.0	92.0	(7.6)
Average block hours per aircraft per day	8.8	7.3	20.5
Full-time equivalent employees at end of period	4,179	3,840	8.8
Fuel gallons consumed (thousands)	54,064	51,516	4.9
Average fuel cost per gallon	$2.22	$2.38	(6.7)

Scheduled service statistics:
Passengers	4,131,855	3,681,944	12.2
Revenue passenger miles (RPMs) (thousands)	3,603,076	3,245,774	11.0
Available seat miles (ASMs) (thousands)	4,311,182	3,795,815	13.6
Load factor	83.6%	85.5%	(1.9)
Departures	29,567	25,992	13.8
Block hours	66,135	58,536	13.0
Total passenger revenue per ASM (TRASM) (cents)(2)	10.97	11.15	(1.6)
Average fare - scheduled service(3)	$58.39	$64.62	(9.6)
Average fare - air-related charges(3)	$51.68	$45.53	13.5
Average fare - third party products	$4.40	$4.84	(9.1)
Average fare - total	$114.47	$114.99	(0.5)
Average stage length (miles)	853	864	(1.3)
Fuel gallons consumed (thousands)	52,327	49,671	5.3
Average fuel cost per gallon	$2.22	$2.37	(6.3)
Rental car days sold	540,960	404,355	33.8
Hotel room nights sold	114,191	93,484	22.2
Percent of sales through website during period	93.5%	93.9%	(0.4)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

	Six Months Ended June 30,		Percent
	2019	2018	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	7,619,814	7,007,064	8.7
Revenue passenger miles (RPMs) (thousands)	6,882,963	6,371,403	8.0
Available seat miles (ASMs) (thousands)	8,357,304	7,650,857	9.2
Load factor	82.4%	83.3%	(0.9)
Operating expense per ASM (CASM) (cents)	8.90	9.25	(3.8)
Fuel expense per ASM (cents)	2.63	2.99	(12.0)
Operating CASM, excluding fuel (cents)	6.27	6.26	0.2
ASMs per gallon of fuel	83.1	76.4	8.8
Departures	55,747	51,311	8.6
Block hours	128,151	118,510	8.1
Average stage length (miles)	876	883	(0.8)
Average number of operating aircraft during period	82.3	90.8	(9.4)
Average block hours per aircraft per day	8.6	7.2	19.4
Full-time equivalent employees at end of period	4,179	3,840	8.8
Fuel gallons consumed (thousands)	100,537	100,156	0.4
Average fuel cost per gallon	$2.18	$2.28	(4.4)

Scheduled service statistics:
Passengers	7,553,393	6,961,312	8.5
Revenue passenger miles (RPMs) (thousands)	6,794,122	6,310,393	7.7
Available seat miles (ASMs) (thousands)	8,113,315	7,397,830	9.7
Load factor	83.7%	85.3%	(1.6)
Departures	53,911	49,256	9.5
Block hours	124,098	114,224	8.6
Total passenger revenue per ASM (TRASM) (cents)(2)	11.22	11.23	(0.1)
Average fare - scheduled service(3)	$63.49	$68.95	(7.9)
Average fare - air-related charges(3)	$52.32	$46.31	13.0
Average fare - third party products	$4.68	$4.04	15.8
Average fare - total	$120.49	$119.30	1.0
Average stage length (miles)	878	889	(1.2)
Fuel gallons consumed (thousands)	97,395	96,542	0.9
Average fuel cost per gallon	$2.18	$2.27	(4.0)
Rental car days sold	1,012,558	802,942	26.1
Hotel room nights sold	219,206	202,468	8.3
Percent of sales through website during period	93.5%	93.9%	(0.4)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased at June 30, 2019 to $695.3 million, from $447.5 million at December 31, 2018. Investment securities represent highly liquid marketable securities which are available-for-sale.

The increase in cash at June 30, 2019 is due primarily to cash generated from operations as well as debt proceeds in the second quarter. We received $213.0 million of debt proceeds from a financing secured by 23 aircraft, and generated $100.8 million in net proceeds after the early payoff of six loans and our revolving debt secured by aircraft. In the second quarter, we also borrowed $63.4 million secured by spare engines. We had 26 unencumbered aircraft at June 30, 2019.

In July 2019, we repaid the remaining $102.1 million principal balance of our high yield debt at maturity.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition, return capital to shareholders in the form of recurring regular quarterly dividends, and invest in Sunseeker Resort and our Allegiant Nonstop family entertainment centers. Our future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as planned capital outlay related to Sunseeker Resort and other travel and leisure initiatives.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, debt commitments, and cash balances, to meet our future contractual obligations. In addition, we continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $100 million. There is no expiration to this program.

Debt

Our long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.3 billion as of December 31, 2018 to $1.5 billion as of June 30, 2019. During the first half of 2019, we borrowed $450.0 million under the Term Loan plus an additional $320.4 million secured by aircraft and engines, while repurchasing $347.9 million of our unsecured notes (the remaining balance of which was paid at maturity in July 2019). Additionally, we paid off six loans and the outstanding balance on our revolving credit facility for a combined $112.2 million in payoffs, and also made scheduled principal payments on our other existing debt.

In March 2019, we entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC under which we may borrow up to $175.0 million to fund the construction of Phase 1 of Sunseeker Resort - Charlotte Harbor. No amounts under this loan agreement have been drawn to date.

Sources and Uses of Cash

Operating Activities. During the six months ended June 30, 2019, our operating activities provided $277.5 million of cash compared to $283.2 million during the same period of 2018. The decrease is due to a one-time tax benefit of $41.3 million in 2018 that was not applicable in the current year, as well as the net effect of changes in certain asset and liability accounts. These were partially offset by a $22.5 million increase in net income in 2019.

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

Investing Activities. Cash used in investing activities was $96.8 million during the six months ended June 30, 2019 compared to $158.6 million for the same period in 2018. A $47.0 million year-over-year increase in cash outlays for the purchase of property and equipment was offset as cash proceeds from maturities of investment securities (net of purchases) were $127.4 million during the six months ended June 30, 2019, compared to $30.4 million for the same period in 2018. Additionally, in the first six months of 2019 we had an $11.7 million increase in cash from other investing activities compared to the same period last year, mostly related to proceeds received from the sales of MD-80 parts.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2019 was $191.6 million, compared to $153.1 million cash used in financing activities during the same period in 2018. This year-over-year fluctuation is primarily due to debt proceeds, as we entered into debt agreements totaling $770.4 million during the six months ended June 30, 2019, compared to $10.8 million in the first half of 2018. The increase in debt proceeds was partially offset by an increase in principal payments on, and early payoffs of, long-term debt and finance lease obligations in the current year compared to 2018.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed , the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to our critical accounting policies and estimates, as of June 30, 2019, from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 29.5 percent of our operating expenses for the six months ended June 30, 2019. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2019, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $11.9 million and $21.6 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of June 30, 2019, we had $1.2 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point increase in market interest rates for the three and six months ended June 30, 2019, would have affected interest expense by approximately $2.2 million and $4.6 million, respectively.

As of June 30, 2019, we had $202.9 million of fixed-rate debt, including current maturities and without reduction for related costs. Of this amount, $102.1 million was repaid in July 2019. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

Item 4. Controls and Procedures

As of June 30, 2019, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Although the New Lease Standard did not have a material impact on our ongoing net income, changes were made to relevant business processes and the related control activities in order to monitor and maintain appropriate controls over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment on the effectiveness of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the second quarter 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April	388	$131.74	None
May	4,703	$144.31	None
June	—	$—	None
Total	5,091	$143.35		$100,000
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on April 24, 2018 (2)
10.1	Credit Agreement dated as of June 24, 2019 among Sunrise Asset Management, Bank of America Leasing and Capital, LLC, Sumitomo Mitsui Banking Corporation and Bank of Utah, as agent (3)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on April 25, 2018.
(3) Certain confidential information in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	July 31, 2019	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer