Form 10-Q
period 2019-09-30
Allegiant Travel CO
filed 2019-10-31
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 28, 2019, the registrant had 16,288,448 shares of common stock, $.001 par value per share, outstanding.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$88,114	$81,520
Restricted cash	20,475	14,391
Short-term investments	314,822	314,464
Accounts receivable	31,450	36,014
Expendable parts, supplies and fuel, net	27,210	19,516
Prepaid expenses and other current assets	43,356	29,343
TOTAL CURRENT ASSETS	525,427	495,248
Property and equipment, net	2,102,815	1,847,268
Long-term investments	39,057	51,526
Deferred major maintenance, net	99,564	67,873
Operating lease right-of-use assets, net	22,433	—
Deposits and other assets	45,184	36,753
TOTAL ASSETS:	$2,834,480	$2,498,668
CURRENT LIABILITIES
Accounts payable	$21,493	$27,452
Accrued liabilities	121,399	122,027
Air traffic liability	267,676	212,230
Current maturities of long-term debt and finance lease obligations, net of related costs	138,685	152,287
TOTAL CURRENT LIABILITIES	549,253	513,996
Long-term debt and finance lease obligations, net of current maturities and related costs	1,213,299	1,119,446
Deferred income taxes	211,801	164,027
Other noncurrent liabilities	33,519	10,878
TOTAL LIABILITIES:	2,007,872	1,808,347
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(620,655)	(605,037)
Additional paid in capital	285,318	270,935
Accumulated other comprehensive income (loss), net	29	(661)
Retained earnings	1,161,893	1,025,061
TOTAL EQUITY:	826,608	690,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$2,834,480	$2,498,668

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Passenger	$391,222	$355,100	$1,265,978	$1,157,443
Third party products	18,207	15,921	53,557	44,045
Fixed fee contracts	19,797	14,791	42,859	33,000
Other	7,283	7,297	17,498	20,845
Total operating revenues	436,509	393,109	1,379,892	1,255,333
OPERATING EXPENSES:
Salary and benefits	107,586	97,706	340,589	312,314
Aircraft fuel	104,583	113,525	324,253	342,006
Station operations	43,522	43,128	128,357	122,265
Depreciation and amortization	39,436	34,658	114,112	92,641
Maintenance and repairs	24,768	31,983	68,470	75,864
Sales and marketing	17,591	16,798	59,057	54,224
Aircraft lease rental	—	671	—	767
Other	26,907	28,459	73,756	74,881
Total operating expenses	364,393	366,928	1,108,594	1,074,962
OPERATING INCOME	72,116	26,181	271,298	180,371
OTHER (INCOME) EXPENSES:
Interest expense	19,506	14,309	58,531	40,467
Capitalized interest	(903)	—	(3,444)	(279)
Interest income	(3,335)	(2,425)	(10,038)	(6,259)
Loss on debt extinguishment	—	—	3,677	—
Other, net	(57)	(118)	(41)	(408)
Total other expenses	15,211	11,766	48,685	33,521
INCOME BEFORE INCOME TAXES	56,905	14,415	222,613	146,850
PROVISION FOR INCOME TAXES	12,976	(732)	51,017	26,494
NET INCOME	$43,929	$15,147	$171,596	$120,356
Earnings per share to common shareholders:
Basic	$2.70	$0.94	$10.55	$7.46
Diluted	$2.70	$0.94	$10.54	$7.45
Shares used for computation:
Basic	16,037	15,957	16,037	15,929
Diluted	16,039	15,962	16,045	15,938

Cash dividends declared per share:	$0.70	$0.70	$2.10	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$43,929	$15,147	$171,596	$120,356
Other comprehensive income:
Change in available for sale securities, net of tax	16	(83)	669	(926)
Foreign currency translation adjustments	17	4	21	218
Change in derivatives, net of tax	—	1,325	—	2,321
Total other comprehensive income	33	1,246	690	1,613
TOTAL COMPREHENSIVE INCOME	$43,962	$16,393	$172,286	$121,969

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509
Share-based compensation	—	—	4,535	—	—	—	4,535
Shares repurchased by the Company and held as treasury shares	(110)	—	—	—	—	(15,540)	(15,540)
Cash dividends, $0.70 per share	—	—	—	—	(11,409)	—	(11,409)
Other comprehensive income	—	—	—	33	551	—	584
Net income	—	—	—	—	43,929	—	43,929
Balance at September 30, 2019	16,195	$23	$285,318	$29	$1,161,893	$(620,655)	$826,608

	Nine Months Ended September 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	124	—	14,383	—	—	—	14,383
Shares repurchased by the Company and held as treasury shares	(132)	—	—	—	—	(18,549)	(18,549)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends, $2.10 per share	—	—	—	—	(34,214)	—	(34,214)
Other comprehensive income	—	—	—	690	—	—	690
Net income	—	—	—	—	171,596	—	171,596
Cumulative effect of the New Lease Standard (see Note 5)	—	—	—	—	(550)	—	(550)
Balance at September 30, 2019	16,195	$23	$285,318	$29	$1,161,893	$(620,655)	$826,608

	Three Months Ended September 30, 2018
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2018	16,161	$23	$263,034	$(2,473)	$991,109	$(607,025)	$644,668
Share-based compensation	—	—	3,873	—	—	—	3,873
Issuance of common stock, net of forfeitures	3	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(5)	—	—	—	—	(624)	(624)
Cash dividends, $0.70 per share	—	—	—	—	(11,314)	—	(11,314)
Other comprehensive income	—	—	—	1,246	—	—	1,246
Net income	—	—	—	—	15,147	—	15,147
Balance at September 30, 2018	16,159	$23	$266,907	$(1,227)	$994,942	$(607,649)	$652,996

	Nine Months Ended September 30, 2018
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	98	—	13,067	—	—	—	13,067
Issuance of common stock, net of forfeitures	8	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury shares	(23)	—	—	—	—	(3,617)	(3,617)
Stock issued under employee stock purchase plan	10	—	—	—	—	1,623	1,623
Cash dividends, $2.10 per share	—	—	—	—	(33,919)	—	(33,919)
Other comprehensive income	—	—	—	1,613	562	—	2,175
Net income	—	—	—	—	120,356	—	120,356
Balance at September 30, 2018	16,159	$23	$266,907	$(1,227)	$994,942	$(607,649)	$652,996

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$171,596	$120,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,112	92,641
(Gain)/loss on aircraft and other equipment disposals	(8,553)	2,274
Share-based compensation expense	13,563	11,043
Deferred income taxes	47,795	21,760
Other adjustments	7,330	1,833
Changes in certain assets and liabilities:
Accounts receivable	4,564	38,005
Prepaid expenses	(13,493)	(6,709)
Accounts payable	(3,655)	(2,437)
Accrued liabilities	(8,158)	5,960
Air traffic liability	55,446	27,432
Deferred major maintenance	(48,081)	(21,699)
Other assets/liabilities	(11,039)	(336)
Net cash provided by operating activities	321,427	290,123
INVESTING ACTIVITIES:
Purchase of investment securities	(397,504)	(263,057)
Proceeds from maturities of investment securities	413,038	355,325
Purchase of property and equipment, including capitalized interest	(350,187)	(273,999)
Other investing activities	10,647	(5,399)
Net cash used in investing activities	(324,006)	(187,130)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(34,214)	(33,919)
Proceeds from the issuance of debt	770,435	191,724
Repurchase of common stock	(18,549)	(3,617)
Principal payments on debt and finance lease obligations	(670,148)	(171,438)
Debt issuance costs	(32,592)	(1,147)
Other financing activities	325	5,834
Net cash provided by (used in) financing activities	15,257	(12,563)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	12,678	90,430
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,911	70,639
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$108,589	$161,069

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$53,089	$43,751
Income tax refunds	(2,227)	(41,145)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Property capitalized under operating leases	$25,533	$—
Flight equipment acquired under finance leases	—	127,625

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company”) and its majority-owned operating subsidiaries. The Company's investments in unconsolidated affiliates, which are 50 percent or less owned, are accounted for under the equity or cost method, and are insignificant to the consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and other payments as required by the standard. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 and the Company adopted the New Lease Standard as of January 1, 2019. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

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

The Company's consolidated balance sheet was affected by this standard, but the consolidated statements of income and the Company's liquidity were not significantly impacted. The most significant change to the consolidated balance sheet upon adoption on January 1, 2019 relates to the recognition of new right-of-use (ROU) assets of $18.0 million and operating liabilities of $19.1 million. The Company's accounting for finance leases remains substantially unchanged.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Scheduled service	$200,233	$202,796	$672,690	$677,061
Ancillary air-related charges	187,776	150,095	583,003	472,443
Co-brand redemptions	3,213	2,209	10,285	7,939
Total passenger revenue	$391,222	$355,100	$1,265,978	$1,157,443

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage.

The contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. During the nine months ended September 30, 2019, $210.1 million was recognized into passenger revenue that was recorded in the air traffic liability balance of $212.2 million at December 31, 2018.

Co-brand redemptions

In relation to the travel component of the co-branded credit card contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the transportation is provided.

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Balance at January 1	$10,708	$8,903
Points awarded (deferral of revenue)	14,308	10,872
Points redeemed (recognition of revenue)	(10,285)	(7,939)
Balance at September 30	$14,731	$11,836

As of September 30, 2019 and 2018, $10.6 million and $8.1 million, respectively, of the current points liability is reflected in Accrued liabilities and represents our current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 3 — Property and Equipment

Property and equipment:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Flight equipment, including pre-delivery deposits	$2,168,557	$1,905,157
Computer hardware and software	158,720	140,385
Land and buildings/leasehold improvements	86,163	85,925
Other property and equipment	142,198	89,778
Total property and equipment	2,555,638	2,221,245
Less accumulated depreciation and amortization	(452,823)	(373,977)
Property and equipment, net	$2,102,815	$1,847,268

Accrued capital expenditures as of September 30, 2019 and September 30, 2018 were $6.1 million and $3.8 million, respectively.

Note 4 — Long-Term Debt

Long-term debt and finance lease obligations:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Fixed-rate debt and finance lease obligations due through 2029(1)	$215,839	$640,806
Variable-rate debt due through 2029	1,136,145	630,927
Total long-term debt and finance lease obligations, net of related costs	1,351,984	1,271,733
Less current maturities, net of related costs(1)	138,685	152,287
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,213,299	$1,119,446

Weighted average fixed-interest rate on debt	3.9%	5.3%
Weighted average variable-interest rate on debt	4.8%	4.2%

(1) As of December 31, 2018, $428.0 million of the Company's Unsecured Senior Notes were classified as long-term as management refinanced the borrowings on a long-term basis in February 2019, as discussed below.

Maturities of long-term debt and finance lease obligations for the remainder of 2019 and for the next four years and thereafter, in the aggregate, are: remaining in 2019 - $33.0 million; 2020 - $138.9 million; 2021 - $133.4 million; 2022 - $113.8 million; 2023 - $100.9 million; and $832.0 million thereafter.

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

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million. There was no balance under this facility as of September 30, 2019. The facility has a term of 24 months and is based on the value of aircraft placed in the collateral pool. Aircraft remain in the collateral pool for up to two years, and, as of September 30, 2019, there were four aircraft in the collateral pool.

Secured Debt

In June 2019, the Company entered into an agreement to borrow $213.0 million secured by 23 aircraft. The borrowing bears interest at a floating rate based on LIBOR, and is payable in quarterly installments over five years. A portion of the proceeds was used for the prepayment of the balance under six existing debt agreements and the repayment of the outstanding balance on the senior secured revolving credit facility.

During the second quarter 2019, the Company borrowed a total of $63.4 million under loan agreements secured by spare engines. The borrowings bear interest at a floating rate based on LIBOR, and are payable in quarterly installments, with terms ranging from seven to ten years.

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

In connection with the Term Loan discussed above, the Company completed a tender offer in February 2019, whereby it purchased $347.9 million of the Notes, and incurred related debt extinguishment costs of $3.7 million. The remaining $102.1 million of the Notes were paid at their maturity in July 2019.

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI may borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor (the “Project”). No amount has been drawn under this agreement as of September 30, 2019.

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

In addition to operating leases, the Company had five aircraft under finance leases as of September 30, 2019, with remaining terms to 2029.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Three Months Ended	Nine Months Ended
(in thousands)	Classification on the Statements of Income	September 30, 2019	September 30, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$1,629	$4,888
Interest on lease liabilities	Interest expense	1,306	3,978
Operating lease cost	Station operations; Maintenance and repairs; Other operating expense	897	2,634
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	663	1,672
Total lease cost		$4,495	$13,172

Lease position as of September 30, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of
(in thousands)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets, net	$22,433
Finance lease assets	Property and equipment, net	113,294
Total lease assets		$135,727

Liabilities
Current
Operating	Accrued liabilities	$2,388
Finance	Current maturities of long-term debt and finance lease obligations	7,582
Noncurrent
Operating	Other noncurrent liabilities	21,744
Finance	Long-term debt and finance lease obligations	109,878
Total lease liabilities		$141,592

Weighted-average remaining lease term
Operating leases		9.4 years
Finance leases		10.1 years
Weighted-average discount rate
Operating leases		4.3%
Finance leases		4.4%

Other Information

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$725	$2,190
Operating cash flows for finance leases	1,306	3,978
Financing cash flows for finance leases	1,844	5,472

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of September 30, 2019.

(in thousands)	Operating Leases	Finance Leases
Remaining in 2019	$726	$3,150
2020	3,566	12,600
2021	3,382	12,600
2022	3,361	11,095
2023	3,213	10,500
Thereafter	15,317	103,459
Total lease payments	29,565	153,404
Less imputed interest	(5,433)	(35,944)
Total lease obligations	24,132	117,460
Less current obligations	(2,388)	(7,582)
Long-term lease obligations	$21,744	$109,878

The Company adopted the New Lease Standard on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments as of December 31, 2018 were as follows:

(in thousands)	Operating Leases	Finance Leases
2019	$8,102	$12,600
2020	6,031	12,600
2021	3,643	12,600
2022	1,630	11,095
2023	1,626	10,500
Thereafter	8,297	103,458
Total lease payments	$29,329	162,853
Less imputed interest		(39,922)
Total lease obligations		122,931
Less current obligations		(7,336)
Long-term lease obligations		$115,595

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

Financial instruments measured at fair value on a recurring basis:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$65,014	$65,014	$—	$43,281	$43,281	$—
Commercial paper	5,731	—	5,731	29,138	—	29,138
Municipal debt securities	4,087	—	4,087	—	—	—
Federal agency debt securities	124	—	124	—	—	—
US Treasury bonds	—	—	—	1,415	—	1,415
Total cash equivalents	74,956	65,014	9,942	73,834	43,281	30,553
Short-term
Corporate debt securities	149,854	—	149,854	101,489	—	101,489
Commercial paper	142,656	—	142,656	180,846	—	180,846
Federal agency debt securities	11,510	—	11,510	11,887	—	11,887
Municipal debt securities	7,785	—	7,785	14,252	—	14,252
US Treasury bonds	3,017	—	3,017	5,990	—	5,990
Total short-term	314,822	—	314,822	314,464	—	314,464
Long-term
Corporate debt securities	35,996	—	35,996	37,334	—	37,334
US Treasury bonds	3,061	—	3,061	2,901	—	2,901
Federal agency debt securities	—	—	—	11,291	—	11,291
Total long-term	39,057	—	39,057	51,526	—	51,526
Total financial instruments	$428,835	$65,014	$363,821	$439,824	$43,281	$396,543

The fair value of the Company’s publicly held long-term debt was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorized its publicly held debt as Level 2. The Company's remaining debt is not publicly held, and the Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs are as follows:

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,259,130	$1,053,911	$703,372	$619,379	3
Publicly held debt	—	—	450,463	451,026	2
Total long-term debt	$1,259,130	$1,053,911	$1,153,835	$1,070,405

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

For the three and nine months ended September 30, 2019 and 2018, respectively, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income	$43,929	$15,147	$171,596	$120,356
Less net income allocated to participating securities	(578)	(194)	(2,441)	(1,602)
Net income attributable to common stock	$43,351	$14,953	$169,155	$118,754
Earnings per share, basic	$2.70	$0.94	$10.55	$7.46
Weighted-average shares outstanding	16,037	15,957	16,037	15,929
Diluted:
Net income	$43,929	$15,147	$171,596	$120,356
Less net income allocated to participating securities	(578)	(194)	(2,440)	(1,601)
Net income attributable to common stock	$43,351	$14,953	$169,156	$118,755
Earnings per share, diluted	$2.70	$0.94	$10.54	$7.45
Weighted-average shares outstanding	16,037	15,957	16,037	15,929
Dilutive effect of stock options and restricted stock	56	35	45	42
Adjusted weighted-average shares outstanding under treasury stock method	16,093	15,992	16,082	15,971
Participating securities excluded under two-class method	(54)	(30)	(37)	(33)
Adjusted weighted-average shares outstanding under two-class method	16,039	15,962	16,045	15,938

Note 8 — Commitments and Contingencies

As of September 30, 2019, the Company had firm commitments to purchase fourteen Airbus A320 series aircraft.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of September 30, 2019
Remaining in 2019	$53,400
2020	157,900
2021	37,900
2022	21,000
Total commitments	$270,200

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

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering. As the Company's current strategy has a business to customer focus, rather than business to business, management determined that the best course of action for both entities would be to sell Teesnap. Management expects the sale to be finalized before the end of the second quarter 2020. The carrying value of the disposal group expected to be transferred in the sale is approximately $5.5 million as of September 30, 2019.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Three Months Ended September 30, 2019
Operating revenue:
Passenger	$391,222	$—	$—	$391,222
Third party products	18,207	—	—	18,207
Fixed fee contract	19,797	—	—	19,797
Other	1,648	251	5,384	7,283
Operating income (loss)	77,335	(1,281)	(3,938)	72,116
Interest expense, net	14,761	507	—	15,268
Depreciation and amortization	38,409	329	698	39,436
Capital expenditures	98,308	16,931	479	115,718
Three Months Ended September 30, 2018
Operating revenue:
Passenger	$355,100	$—	$—	$355,100
Third party products	15,921	—	—	15,921
Fixed fee contract	14,791	—	—	14,791
Other	4,611	94	2,592	7,297
Operating income (loss)	29,727	(1,136)	(2,410)	26,181
Interest expense, net	11,884	—	—	11,884
Depreciation and amortization	34,138	47	473	34,658
Capital expenditures	74,799	8,197	3,547	86,543

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Nine Months Ended September 30, 2019
Operating revenue:
Passenger	$1,265,978	$—	$—	$1,265,978
Third party products	53,557	—	—	53,557
Fixed fee contract	42,859	—	—	42,859
Other	3,578	1,526	12,394	17,498
Operating income (loss)	291,371	(4,199)	(15,874)	271,298
Interest expense, net	43,906	1,143	—	45,049
Depreciation and amortization	110,528	811	2,773	114,112
Capital expenditures	305,356	33,502	11,329	350,187
Nine Months Ended September 30, 2018
Operating revenue:
Passenger	$1,157,443	$—	$—	$1,157,443
Third party products	44,045	—	—	44,045
Fixed fee contract	33,000	—	—	33,000
Other	14,808	94	5,943	20,845
Operating income (loss)	187,731	(1,582)	(5,778)	180,371
Interest expense, net	33,929	—	—	33,929
Depreciation and amortization	91,309	64	1,268	92,641
Capital expenditures	240,733	25,541	7,725	273,999

Total assets were as follows as of the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Airline	$2,689,869	$2,422,523
Sunseeker Resort	104,283	56,047
Other non-airline	40,328	20,098
Consolidated	$2,834,480	$2,498,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2019 and 2018. Also discussed is our financial position as of September 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2019 Review
Highlights:

–	Achieved 17.9 percent airline operating margin, which represents a 10.3 percentage point increase year over year;

–	recognized our third consecutive quarter of ancillary air-related revenue per passenger exceeding $50, with a total of $50.03 this quarter;

–	recognized a 33.8 percent increase in fixed fee revenue quarter over quarter, which resulted in the highest quarterly fixed fee revenue in company history;

–	achieved third party products revenue per passenger of $4.85, the highest third quarter revenue since 2013;

–	achieved a total fare increase of 1.8 percent year over year despite a 5.8 percent increase in scheduled service capacity;

–	produced a 5.6 percent decrease in airline operating CASM excluding fuel;

–	ranked number two by Forbes in list of best airlines to fly this fall and received recognition from the USA Today Reader's Choice Award for having the best airline co-branded credit card;

–	achieved industry leading controllable completion of more than 99.9% during the quarter;

–	improved controllable A14 performance (flight arrival within 14 minutes of scheduled arrival) by 4.5 percentage points compared to 2018; and

–	scheduled 22 new routes which are planned to begin service in November 2019.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
A319	37	32	31
A320 (1)	52	44	43
MD-80	—	—	19
Total	89	76	93

(1) Does not include four aircraft of which we have taken delivery, but were not yet in service as of September 30, 2019.

As of September 30, 2019, we had firm commitments to purchase 14 aircraft and have signed an agreement to take delivery of four additional aircraft through operating leases. We expect delivery of seven of these aircraft in 2019 and the remaining aircraft in 2020 through 2022. We continually consider aircraft acquisitions on an opportunistic basis.

Fleet Plan

The below table indicates the number of aircraft expected to be in service as of the dates indicated, based on currently scheduled additions to our operating fleet.

As of December 31, 2019
A319	38
A320	55
Total	93

NETWORK

As of September 30, 2019, we were selling 466 routes versus 421 as of the same date last year, which represents a 10.7 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 94 and 26, respectively, as of September 30, 2019. Based on our currently published schedule through May 2020, and service announcements and cancellations by other airlines as of September 30, 2019, we will have direct competition (which we consider to be similar non-stop service between markets) on approximately 101 routes as of that date.

As of the date of this filing, service is scheduled on 22 new routes beginning in fourth quarter 2019, including service into West Palm Beach, FL, which we are welcoming back to the Allegiant network.

TRENDS

The transition to an all-Airbus fleet continues to produce positive operating results. Despite having an average of eight fewer aircraft in service during the third quarter 2019 compared to 2018, scheduled service ASMs increased 5.8 percent on an 8.1 percent increase in departures, and scheduled service passengers increased 8.4 percent. We accomplished the increased capacity by increasing aircraft utilization (block hours per aircraft) by 15.6 percent compared to the third quarter 2018. The increase in utilization was enabled by the younger and more reliable all-Airbus fleet. Despite the capacity increase, we were able to achieve a 1.8 percent increase in average total fare year over year.

We grew airline operating margin by 10.3 percentage points, to 17.9 percent in the third quarter 2019. This was partly due to a 3.6 percent increase in fuel efficiency (ASMs per gallon of fuel), coupled with a 10.4 percent decrease in average per gallon fuel cost. The margin improvement was also attributable to a 5.6 percent decrease in total airline unit cost excluding fuel, driven by continued improvement in operations, lower maintenance expense, and lower irregular operations costs.

Margin improvement was also bolstered by increases in revenue. 28.2 percent of our scheduled ASMs were on off-peak days in the third quarter 2019 (generally Tuesdays, Wednesdays and Saturdays) compared to 26.7 percent in the same quarter last year, and we still achieved an increase in total unit revenue of 4.3 percent. Although off-peak flying has contributed to our margin improvement, our operating strategy remains unchanged and we reduce flying when demand is low. We were able to profitably decrease flight hours this September by over 48 percent when compared to our busiest months in 2019.

Additionally, we have led or tied for the U.S. domestic airline industry lead in completion factor for 18 of the past 21 months since the beginning of 2018. During the first three quarters of 2019, we had only eleven days affected by maintenance cancellations, and achieved a 99.97 controllable completion percentage.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018

Operating Revenue

Passenger revenue. For the third quarter 2019, passenger revenue increased 10.2 percent compared to third quarter 2018. The increase was driven primarily by an 8.1 percent increase in scheduled service departures, which, along with a slight increase in load factor, resulted in an 8.4 percent increase in scheduled service passengers. A 15.4 percent increase in air-related ancillary average fare more than offset an 8.5 percent decrease in scheduled service average fare. Increases in the customer convenience fee and baggage fees contributed to the increase in air-related ancillary unit revenue to $50.03 per passenger.

Third party products revenue. Third party products revenue for the third quarter 2019 increased 14.4 percent, compared to the same period in 2018. This is primarily the result of increased revenue from our co-branded credit card program, as well as an increase in net revenue from both rental cars and hotels.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2019 increased 33.8 percent when compared to 2018, mostly due to increased flying for the Department of Defense. This increase was the result of greater availability of spare aircraft due to improved operations and an all-Airbus fleet. The grounding of the Boeing 737 Max of other airlines likely also contributed to our increased fixed fee flying opportunities during the quarter.

Other revenue. Other revenue remained relatively flat year over year, with a decrease of less than one percent for the third quarter 2019 from 2018. The slight decline is due to the conclusion of our aircraft lease revenue arrangement with a European carrier, as we had six aircraft on lease during the third quarter of 2018 and none during 2019. This was mostly offset by an increase in revenue from our non-airline activities.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per ASM across different periods, which enables us to assess trends in each expense category. The following table presents airline-only unit costs on a per ASM basis, or CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended September 30,		Percent
	2019	2018	Change
Airline unitized costs (in cents)
Salary and benefits	2.66	2.64	0.8%
Station operations	1.12	1.18	(5.1)
Depreciation and amortization	0.99	0.94	5.3
Maintenance and repairs	0.64	0.88	(27.3)
Sales and marketing	0.45	0.46	(2.2)
Other	0.54	0.68	(20.6)
Airline CASM, excluding fuel	6.40	6.78	(5.6)
Aircraft fuel	2.69	3.12	(13.8)
Airline CASM	9.09	9.90	(8.2)

Airline CASM	9.09	9.90	(8.2)
Non-airline operating CASM*	0.28	0.17	64.7
Operating CASM (consolidated)*	9.37	10.07	(7.0)
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Consolidated operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.

Salary and benefits expense. Salary and benefits expense increased $9.9 million, or 10.1 percent, for the third quarter 2019 when compared to the same period in 2018. The increase is largely due to an 11.3 percent increase in full-time equivalent employees supporting a 5.9 percent increase in system block hours, and increased activity in our non-airline subsidiary activity. Flight crew salaries and wages per ASM decreased for the quarter, due to improved productivity efficiencies gained from our transition to an all-Airbus fleet.

Aircraft fuel expense. Aircraft fuel expense decreased $8.9 million, or 7.9 percent, for the third quarter 2019 compared to third quarter 2018, as system average fuel cost per gallon decreased 10.4 percent year over year. System fuel gallons consumed increased by 3.0 percent on a 6.7 percent increase in ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 3.6 percent quarter over quarter, due to our transition to an all-Airbus fleet.

Station operations expense. Station operations expense for the third quarter 2019 increased $0.4 million, or 0.9 percent, on an 8.1 percent increase in scheduled service departures. Stations expense per departure decreased by 6.6 percent due primarily to a significant decrease in irregular operations experienced quarter over quarter as a result of Airbus aircraft reliability.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2019 decreased $7.2 million, or 22.6 percent, compared to the same period in 2018, mostly due to a decrease in routine maintenance costs. Furthermore, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included in depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2019 increased $4.8 million, or 13.8 percent, year over year as the average number of Airbus aircraft in service increased 21.7 percent year over year.

Amortization of major maintenance costs was $6.8 million for the third quarter 2019 compared to $2.9 million for the third quarter 2018, with increases expected to continue as our Airbus aircraft count and related deferred maintenance costs grow. Further, the MD-80 fleet operating in 2018 was fully depreciated prior to 2018.

Sales and marketing expense. Sales and marketing expense for the third quarter 2019 increased slightly compared to the same period in 2018, mostly due to an increase in net credit card fees paid as a result of the 10.2 percent increase in passenger revenue year over year. We have improved our utilization of customer data to optimize marketing efforts, allowing us to decrease marketing spend per passenger by 3.4 percent year over year.

Other expense. Other expense decreased $1.6 million for the third quarter 2019 compared to third quarter 2018, as there were decreases in flight operations related expenses, as well as various general administrative expenses.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, Kingsway golf course, Allegiant Nonstop family entertainment centers, and operating expenses attributable to Sunseeker Resort (most of the Sunseeker Resort expenses are being capitalized at this time). We expect these expenses to increase as the opening of Sunseeker Resort approaches and with the growth in the number of family entertainment centers and the continued operation of Teesnap pending the sale of this entity.

Income Tax Expense

Our effective tax rate was 22.8 percent for the three months ended September 30, 2019, compared to negative 5.1 percent for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 differed from the statutory federal income tax rate of 21.0 percent primarily due to state taxes. The effective tax rate for the three months ended September 30, 2018 was negative primarily due to a one-time income tax refund for tax deductions not previously claimed. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates. We expect to be a non-cash taxpayer for federal income tax purposes for 2019.

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2019, passenger revenue increased 9.4 percent compared with 2018. The increase was mostly attributable to a 9.0 percent increase in scheduled service departures, which resulted in an 8.5 percent increase in scheduled service passengers. Average total fare per passenger increased slightly during the nine month period as a 13.7 percent increase in air-related ancillary revenue per passenger more than offset the 8.1 percent decrease in scheduled service average fare. Increases in our customer convenience fee and baggage fees contributed to the increase in air-related ancillary revenue to $51.56 per passenger.
Third party products revenue. Third party products revenue for the nine months ended September 30, 2019 increased 21.6 percent over the same period in 2018. This is primarily the result of increased revenue from our co-branded credit card program, as well as an increase in net revenue from rental cars.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2019 increased 29.9 percent compared with 2018, primarily due to a 26.8 percent increase in related departures. This was the result of greater availability of spare aircraft due to improved operations and an all-Airbus fleet. The grounding of the Boeing 737 Max of other airlines likely also contributed to our increased fixed fee flying opportunities during 2019.

Other revenue. Other revenue decreased $3.3 million for the nine months ended September 30, 2019 compared to 2018 primarily due to a decrease in aircraft lease revenue. We had six aircraft on lease to a European carrier during the first nine months of 2018 and none during 2019. The effects of this decrease were slightly offset by increases in revenue from our non-airline activities.

Operating Expenses

The following table presents airline-only unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,		Percent
	2019	2018	Change
Airline unitized costs (in cents)
Salary and benefits	2.68	2.73	(1.8)%
Station operations	1.05	1.08	(2.8)
Depreciation and amortization	0.90	0.81	11.1
Maintenance and repairs	0.56	0.67	(16.4)
Sales and marketing	0.47	0.48	(2.1)
Other	0.47	0.60	(21.7)
Airline CASM, excluding fuel	6.13	6.37	(3.8)
Aircraft fuel	2.65	3.03	(12.5)
Airline CASM	8.78	9.40	(6.6)

Airline CASM	8.78	9.40	(6.6)
Non-airline operating CASM*	0.27	0.12	125.0
Operating CASM (consolidated)*	9.05	9.52	(4.9)
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Consolidated operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.
Salary and benefits expense. Salary and benefits expense increased $28.3 million, or 9.1 percent, for the nine months ended September 30, 2019 compared to the same period in 2018. The increase is largely attributable to an 11.3 percent increase in the number of full-time equivalent employees supporting a 7.4 percent increase in system block hours, as well as increased activity in our non-airline subsidiary activity. Flight crew salaries and wages per ASM decreased for the nine months ended September 30, 2019, due to improved productivity efficiencies gained from our transition to an all-Airbus fleet.
Aircraft fuel expense. Aircraft fuel expense decreased $17.8 million, or 5.2 percent, for the nine months ended September 30, 2019 compared to the same period in 2018 as system average fuel cost per gallon decreased 6.0 percent year over year. System fuel gallons consumed increased 1.2 percent on an 8.4 percent increase in ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 7.1 percent year over year, due to our transition to an all-Airbus fleet.

Station operations expense. Station operations expense for the nine months ended September 30, 2019 increased 5.0 percent on a 9.0 percent increase in scheduled service departures compared to the same period in 2018. Stations expense per departure decreased by 3.7 percent due mostly due to additional incentives realized, contractor efficiencies gained, as well as a decrease in irregular operations costs resulting from efficiencies realized from the Airbus fleet.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2019 decreased 9.7 percent compared to 2018 mostly due to a decrease in both major and routine maintenance costs. Additionally, the cost of major maintenance events for our Airbus aircraft is being deferred in accordance with the deferral method of accounting and the amortization of these expenses is included under depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2019 increased $21.5 million, or 23.2 percent, compared to the same period in 2018. The average number of Airbus aircraft in service increased 35.0 percent year over year.

Amortization of major maintenance costs was $17.7 million for the nine months ended September 30, 2019 compared to $8.0 million for 2018, with increases expected to continue as our Airbus aircraft count and related deferred maintenance costs grow.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2019 increased $4.8 million compared to the same period in 2018, partially due to an increase in net credit card fees paid as a result of a 9.4 percent increase in passenger revenue year over year. There were also increased expenses related to various marketing initiatives, including our multi-year partnerships with the Vegas Golden Knights and Minor League Baseball. However, we have improved our utilization of customer data to optimize marketing efforts, allowing us to decrease marketing spend per passenger.

Other expense. Other expense decreased $1.1 million year over year as there were decreases in flight operations related expenses, as well as over $12.0 million in gains from MD-80 and other aircraft part sales. This was mostly offset by increases in various administrative expenses, as well as expenses related to our non-airline activities.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, Kingsway golf course, Allegiant Nonstop family entertainment centers, and operating expenses attributable to Sunseeker Resort (most of the Sunseeker Resort expenses are being capitalized at this time). We expect these expenses to increase as the opening of Sunseeker Resort approaches and with the growth in the number of family entertainment centers and the continued operation of Teesnap pending the sale of this entity.

Income Tax Expense

Our effective tax rate was 22.9 percent for the nine months ended September 30, 2019, compared to 18.0 percent for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 differed from the statutory federal income tax rate of 21.0 percent primarily due to state taxes. The effective tax rate for the nine months ended September 30, 2018 was lower primarily due to a one-time income tax refund for tax deductions not previously claimed and the tax benefit from dissolution of foreign subsidiaries. While we expect our tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates. We expect to be a non-cash taxpayer for federal income tax purposes for 2019.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent
	2019	2018	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,806,369	3,503,849	8.6
Available seat miles (ASMs) (thousands)	3,888,400	3,643,948	6.7
Operating expense per ASM (CASM) (cents)	9.37	10.07	(7.0)
Fuel expense per ASM (cents)	2.69	3.12	(13.8)
Operating CASM, excluding fuel (cents)	6.68	6.95	(3.9)
ASMs per gallon of fuel	80.3	77.5	3.6
Departures	27,707	25,601	8.2
Block hours	59,678	56,329	5.9
Average stage length (miles)	823	838	(1.8)
Average number of operating aircraft during period	87.6	95.6	(8.4)
Average block hours per aircraft per day	7.4	6.4	15.6
Full-time equivalent employees at end of period	4,267	3,835	11.3
Fuel gallons consumed (thousands)	48,443	47,016	3.0
Average fuel cost per gallon	$2.16	$2.41	(10.4)

Scheduled service statistics:
Passengers	3,753,611	3,461,267	8.4
Revenue passenger miles (RPMs) (thousands)	3,170,826	2,988,962	6.1
Available seat miles (ASMs) (thousands)	3,687,473	3,485,800	5.8
Load factor	86.0%	85.7%	0.3
Departures	26,238	24,281	8.1
Block hours	56,576	53,723	5.3
Total passenger revenue per ASM (TRASM) (cents)(2)	11.10	10.64	4.3
Average fare - scheduled service(3)	$54.20	$59.23	(8.5)
Average fare - air-related charges(3)	$50.03	$43.36	15.4
Average fare - third party products	$4.85	$4.60	5.4
Average fare - total	$109.08	$107.19	1.8
Average stage length (miles)	824	845	(2.5)
Fuel gallons consumed (thousands)	46,038	44,910	2.5
Average fuel cost per gallon	$2.17	$2.41	(10.0)
Rental car days sold	482,944	472,301	2.3
Hotel room nights sold	99,991	95,690	4.5
Percent of sales through website during period	93.1%	93.7%	(0.6)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in the Company's booking path.

	Nine Months Ended September 30,		Percent
	2019	2018	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	11,426,183	10,510,913	8.7
Available seat miles (ASMs) (thousands)	12,245,704	11,294,805	8.4
Operating expense per ASM (CASM) (cents)	9.05	9.52	(4.9)
Fuel expense per ASM (cents)	2.65	3.03	(12.5)
Operating CASM, excluding fuel (cents)	6.41	6.49	(1.2)
ASMs per gallon of fuel	82.2	76.8	7.1
Departures	83,454	76,912	8.5
Block hours	187,829	174,838	7.4
Average stage length (miles)	858	868	(1.2)
Average number of operating aircraft during period	84.1	92.4	(9.0)
Average block hours per aircraft per day	8.2	6.9	18.8
Full-time equivalent employees at end of period	4,267	3,835	11.3
Fuel gallons consumed (thousands)	148,980	147,172	1.2
Average fuel cost per gallon	$2.18	$2.32	(6.0)

Scheduled service statistics:
Passengers	11,307,004	10,422,579	8.5
Revenue passenger miles (RPMs) (thousands)	9,964,948	9,299,355	7.2
Available seat miles (ASMs) (thousands)	11,800,788	10,883,630	8.4
Load factor	84.4%	85.4%	(1.0)
Departures	80,149	73,537	9.0
Block hours	180,674	167,947	7.6
Total passenger revenue per ASM (TRASM) (cents)(2)	11.18	11.04	1.3
Average fare - scheduled service(3)	$60.40	$65.72	(8.1)
Average fare - air-related charges(3)	$51.56	$45.33	13.7
Average fare - third party products	$4.74	$4.23	12.1
Average fare - total	$116.70	$115.28	1.2
Average stage length (miles)	861	874	(1.5)
Fuel gallons consumed (thousands)	143,433	141,452	1.4
Average fuel cost per gallon	$2.17	$2.31	(6.1)
Rental car days sold	1,495,502	1,408,357	6.2
Hotel room nights sold	319,197	313,360	1.9
Percent of sales through website during period	93.4%	93.8%	(0.4)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased at September 30, 2019 to $442.0 million, from $447.5 million at December 31, 2018. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition, return capital to shareholders in the form of recurring regular quarterly dividends and share repurchases, and invest in Sunseeker Resort and our Allegiant Nonstop family entertainment centers. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as planned capital outlay related to Sunseeker Resort and other travel and leisure initiatives.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, debt commitments and cash balances, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $85.3 million. There is no expiration to this program.

Debt

Our long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.3 billion as of December 31, 2018 to $1.4 billion as of September 30, 2019. During the first three quarters of 2019, we borrowed $450.0 million under the Term Loan, and $320.4 million secured by aircraft and engines. Additionally, we retired our unsecured notes of $450.0 million and paid off six loans, plus the outstanding balance on our revolving credit facility for combined secured debt payoffs of $112.2 million.

In March 2019, we entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC under which we may borrow up to $175.0 million to fund the construction of Phase 1 of Sunseeker Resort - Charlotte Harbor. No amount under this loan agreement has been drawn to date.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2019, our operating activities provided $321.4 million of cash compared to $290.1 million during the same period of 2018. The increase is mainly due to a $51.2 million increase in net income in 2019. This is partially offset by the net effect of changes in certain asset and liability accounts during the period, including the effect of a one time income tax refund of over $41 million received in 2018.

Investing Activities. Cash used in investing activities was $324.0 million during the nine months ended September 30, 2019 compared to $187.1 million for the same period in 2018. The increase in cash used is mostly due to a $76.2 million year-over-year increase in cash outlays for the purchase of property and equipment, offset by a lower amount of cash proceeds from maturities of investment securities (net of purchases). The use of cash for investing activities in the first nine months of 2019 was reduced by a $16.0 million difference in cash provided by other investing activities compared to the same period last year, mostly related to proceeds received from the sales of MD-80 parts.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2019 was $15.3 million, compared to $12.6 million cash used in financing activities during the same period in 2018. This year-over-year fluctuation is primarily due to debt proceeds, as we entered into debt agreements totaling $770.4 million during the nine months ended September 30, 2019, compared to $191.7 million in the same period in 2018. The increase in debt proceeds was partially offset by a $498.7 million increase in principal payments on, and early payoffs of, long-term debt and finance lease obligations in the current year compared to 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no changes to our critical accounting policies and estimates, as of September 30, 2019, from those disclosed in the Consolidated Financial Statements and accompanying notes contained in our 2018 Form 10-K.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 29.2 percent of our operating expenses for the nine months ended September 30, 2019. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2019, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $10.7 million and $33.3 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2019, we had $1.2 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point increase in market interest rates for the three and nine months ended September 30, 2019 would have affected interest expense by approximately $2.2 million and $6.7 million, respectively.

As of September 30, 2019, we had $98.9 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

Item 4. Controls and Procedures

As of September 30, 2019, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the third quarter 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July	994	$149.14	None
August	104,539	141.64	103,943
September	3,935	148.95	None
Total	109,468	143.35		$85,277
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on October 23, 2019 (2)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on October 25, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	October 31, 2019	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer