Form 10-K
period 2019-12-31
Allegiant Travel CO
filed 2020-02-27
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to  ____

Commission File Number 001-33166

Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada		20-4745737
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1201 North Town Center Drive
Las Vegas,	Nevada	89144
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 851-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value	ALGT	Nasdaq Global Select Market

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.9 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 14, 2020 was 16,370,401.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 25, 2020, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 69.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2019

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expenses, revenues, earnings, ASM growth, fuel consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, the development and financing of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project”, “hope”  or similar expressions.

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

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel and leisure services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost passenger airline marketed primarily to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed nation-wide route network, pricing philosophy, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

Most recently, and in conjunction with our leisure travel focus, we are developing Sunseeker Resort in Florida, operating a golf course near the resort location, managing a golf course management solution and operating family entertainment centers in cities in our route network.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 14, 2020, our operating fleet consisted of 94 Airbus A320 series aircraft. As of that date, we were selling travel on 521 routes to 127 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the Passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from the co-branded Allegiant World Mastercard® credit card.

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

Other revenue. We generate revenue from our non-airline activities including our Sunseeker Resort related golf course, family entertainment centers, and our management solution to golf courses around the country. We are currently leasing spare engines to a third party and may choose to act as lessor temporarily in the future on an opportunistic basis.

Allegiant 2.0

Throughout our fleet transition, we have realized significant operational improvements which our customers have noticed, as evidenced by our recent JD Power Most Improved in Customer Satisfaction in 2018 award, and a recent mention in Forbes as the #2 best airline to fly, based on customer sentiment. With the completion of the fleet transition, we are sharpening our focus on offerings to meet more of the travel and leisure needs of our customers. We have coined this next stage of our Company strategy as "Allegiant 2.0" which includes the following Company goals:

–	maintaining our foundation while refining and strengthening our airline business;

–	utilizing our customer data to provide additional direct-to-consumer revenue opportunities;

–	transforming our eCommerce strategy to seek to create a frictionless experience for our customers and drive increased ancillary and third party revenue generation;

–	expanding our successful co-branded credit card program to launch our first-ever loyalty program;

–
enhancing our marketing investment by entering into dynamic agreements, such as the naming rights agreement with the Raiders of the National Football League for the professional football stadium in Las Vegas; and

–	expanding our travel company focus and offerings with the construction of Sunseeker Resorts.

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

	Traditional Airline Approach	Allegiant Approach
Customer Base:	Business and leisure	Leisure
Network:	Primarily large and mid-sized markets	Primarily small/medium-sized under-served markets
Competition:	High	Low
Schedule:	Uniform throughout the week	Low frequency/variable capacity
Distribution:	Sell through various intermediaries	Sell only directly to travelers
Fare Strategy:	High base fares/low ancillary revenue	Low base fares/high ancillary revenue

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
We have established a route network with a national footprint, providing service on 463 routes between 97 origination cities and 27 leisure destinations, and serving 43 states and Puerto Rico as of February 14, 2020. As of this same date, we were selling 521 routes. In most of these small and medium-sized cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 14, 2020, including service announcements as of that date.

Bellingham
Kalispell
Pasco
Missoula
Great Falls
Eugene
Redmond
Medford
Bozeman
Billings
Boise
Idaho Falls
Reno
Stockton
San Francisco / Oakland
Ogden
Provo
Monterey
Fresno
Las Vegas
Santa Maria
Los Angeles
Palm Springs
San Diego
Phoenix / Mesa
Tucson
Grand Junction
Montrose
Albuquerque
El Paso
Minot
Bismarck
Rapid City
Fort Collins
Denver
Grand Island
Grand Forks
Fargo
St. Cloud
Sioux Falls
Omaha
Des Moines
Kansas City
Wichita
Tulsa
Oklahoma City
Northwest Arkansas
Springfield
Little Rock
Shreveport
Austin
San Antonio
Houston
Laredo
McAllen
Anchorage
Appleton
Chicago
Cedar Rapids
Moline
Rockford
Peoria
Bloomington
Springfield
Belleville
Evansville
Memphis
New Orleans
Gulfport / Biloxi
Destin / Ft. Walton Beach
Traverse City
Grand Rapids
Flint
Toledo
South Bend
Fort Wayne
Indianapolis
Dayton
Columbus
Cincinnati
Louisville
Lexington
Huntington
Owensboro
Nashville
Knoxville
Tri-Cities
Chattanooga
Asheville
Greenville / Spartanburg
Cleveland
Pittsburgh
Clarksburg
Richmond
Roanoke
Norfolk
Raleigh / Durham
Greensboro
Concord
Myrtle Beach
Charleston
Savannah / Hilton Head
Jacksonville
Orlando / Sanford
Tampa / St. Pete
Sarasota / Bradenton
Fort Myers / Punta Gorda
West Palm Beach
Fort Lauderdale
San Juan
Puerto Rico
Bangor
Plattsburgh
Ogdensburg / Ottawa
Portsmouth
Boston
Syracuse
Rochester
Albany
Providence
Niagara Falls
Elmira
Newburgh
New York City
State College
Harrisburg
Hagerstown
Allentown
Washington, D.C. / Baltimore

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $56.68 per passenger in 2019. We own and manage our own air reservation system, which gives us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections, or long drives, to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain profitability in the dynamic travel industry. Because of our low fixed costs, our low unit costs are not dependent on high utilization.
Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. In 2019, during our peak demand period in July, we averaged 9.8 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 5.0 system block hours per aircraft per day.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2019, we were able to profitably fly a disproportionately low 17.4 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

Our strong revenue production from ancillary items, coupled with our ability to rapidly deploy or contract capacity, has allowed us to operate profitably throughout periods of high fuel prices and economic recession.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our airline operating expense per available seat mile ("CASM") was 8.86¢ in 2019 versus 9.42¢ in 2018. Excluding the cost of fuel, our airline-only operating CASM was 6.22¢ in 2019 versus 6.43¢ in 2018.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by purchasing primarily used aircraft with meaningful remaining useful lives, at reduced prices. As of February 14, 2020, we own all but five of the aircraft in our operating fleet and believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs. As of February 14, 2020, our operating fleet consists of 94 Airbus A320 series aircraft.

Low distribution costs. Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel web sites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 93.3 percent of our scheduled service revenue during 2019.

Operational efficiencies. With the completion of our transition to an all-Airbus fleet in November 2018, our operating performance has improved, allowing us to achieve industry leading controllable completion of over 99.9 percent, and on-time performance of 78.7 percent. These operational efficiencies and improvements have significantly reduced the high costs associated with irregular operations.

Data driven. We are continuing to focus on capturing data to identify trends and patterns in an effort to gain efficiencies and decrease costs. For example, we utilize predictive maintenance to identify necessary aircraft maintenance before a problem arises, thereby avoiding unscheduled maintenance events which are costly and disruptive to our schedule.

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

Cost-driven schedule. We aim to build our scheduled service so that substantially all of our crews and aircraft return to base each night. This allows us to maximize crew efficiency, and more cost-effectively manage maintenance, spare aircraft and spare parts. Additionally, this structure allows us to add or subtract markets served by a base without incremental costs. We believe leisure travelers are generally less concerned about departure and arrival times than business travelers, so we are able to schedule flights at times that enable us to reduce costs while remaining desirable to our leisure customers.

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
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and airport shuttle service. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have partnered exclusively with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which generated approximately 60 percent of our third party products revenue in 2019. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2019, we had $473.4 million of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations of $1.4 billion. As of February 14, 2020, we also had 27 unencumbered aircraft available to use as collateral in the secured debt market. As we are profitable and have been able to consistently generate cash from operations, we believe we have more than adequate resources, along with outside financing expected to be available, to invest in the growth of our fleet, information technology, infrastructure, development, Sunseeker Resort, and our other non-airline initiatives, while meeting short-term obligations.

Our financial position and discipline regarding use of capital allow us to have greater financial flexibility to grow our business and to efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes we are selling as of February 14, 2020 are summarized below (includes 463 routes we are currently serving, and 58 new routes which will begin service in 2020):

Routes to Orlando	72
Routes to Las Vegas	57
Routes to Tampa/St. Petersburg	53
Routes to Punta Gorda	48
Routes to Phoenix	44
Routes to Destin	36
Routes to Los Angeles	27
Other routes	184
Total routes	521

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

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, fuel prices, industry capacity, and pricing actions taken by other airlines. The principal competitive factors in the airline industry are price, schedule, customer service, routes served, types of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer or loyalty programs.

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

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 14, 2020, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airports for Orlando, Phoenix, Fort Myers, and

Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

There have been recent announcements concerning start-up airlines envisioning service to be initiated to smaller markets in the U.S. Once service begins, these start-up airlines could potentially compete with us or serve routes that we may be considering for future service.

As of February 14, 2020, we face mainline competition on fewer than 20 percent of our operating and announced routes. We compete with Southwest Airlines on 71 routes, Frontier Airlines on 47 routes, Spirit Airlines on 23 routes, American Airlines on 11 routes, Delta Airlines on 12 routes, JetBlue Airlines on six routes and United Airlines on five routes. We may also experience additional competition based on recent route announcements of other airlines.

Indirectly, we compete with various carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connections to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the medium-sized cities we serve.

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

One of our current and ongoing data security initiatives is the migration of critical business applications into the cloud infrastructure, which will allow us to take advantage of analytics and automation functionality. These improvements also provide further opportunities to increase business intelligence and flexibility, improve business continuity and mitigate disaster scenarios. We intend to continue investing resources in cyber security to protect our data and our customers' privacy.

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

Employees

As of December 31, 2019, we employed 4,363 full-time equivalent employees, which consisted of 4,029 full-time and 668 part-time employees. Full-time equivalent employees consisted of 947 pilots, 1,377 flight attendants, 281 airport operations personnel, 346 mechanics, 172 reservation agents, 37 flight dispatchers, and 1,203 management and other personnel.

Salary and benefits expense was our largest expense in 2019, having represented 30 percent of total operating expenses.

Our relations with labor organizations representing our airline employee groups are governed by the Railway Labor Act ("RLA"). Under this act, if direct negotiations do not result in an agreement, either party may request the National Mediation Board ("NMB") to appoint a federal mediator. If no agreement is reached in these mediated discussions, the NMB may offer binding arbitration to the parties. If either party rejects binding arbitration, a “cooling off” period begins. At the end of this “cooling-off” period, the parties may engage in self-help, which among other events, could result in a strike from employees or for us to hire new employees to replace any striking workers.

The collective bargaining agreements for our pilots, flight attendants and dispatchers last for a contractual term of five years each, expiring in 2021, 2022, and 2024, respectively. Our maintenance technicians elected representation in March 2018 and negotiations with this group are ongoing.

If we are unable to reach a labor agreement with any employee group, they may seek to institute work interruptions or stoppages. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

Aircraft Maintenance

We have a Federal Aviation Administration ("FAA") approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Technicians employed by us have appropriate experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, major maintenance, and component and engine overhaul and repair. Line maintenance is generally performed by our personnel in certain cities of our network and by contractors elsewhere. We contract with outside organizations to provide major maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own major maintenance, engine overhaul or component work. Our management supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

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

We also support Science, Technology, Engineering and Mathematics ("STEM") education programs that provide access to careers in aeronautical sciences, and offer the Allegiant Careers in Aviation Scholarship to encourage students pursuing careers in the aviation industry.

Non-Airline Initiatives

Sunseeker Resort
We are currently constructing Sunseeker Resort in Southwest Florida. Our plans include the construction of a 512-room hotel and two towers offering an estimated 189 one, two and three bedroom suites, numerous bar and restaurant options, and other amenities. We currently own and operate a golf course which is a short drive from the resort site and is considered to be an additional resort amenity.
Teesnap
We operate Teesnap as a golf course management solution. As of December 31, 2019, we were providing these services to approximately 575 golf courses in all 50 states in the country. To date, the financial results have not been significant to our overall performance. As we continue to focus our business on consumer offerings, we are in the process of divesting our interest in Teesnap and, as such, are treating this subsidiary as an asset held-for-sale on our December 31, 2019 balance sheet.
Family Entertainment Centers
We opened two family entertainment centers ("FECs") in 2019 in Clearfield, UT and Warren, MI. We currently expect to open a third FEC during 2020 in Chesterfield, MO, near the MidAmerica St. Louis Airport that we serve.
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
DOT.  The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, insurance requirements, consumer protection, competitive practices, and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities, including those using trained service animals and emotional support animals. The DOT monitors the continuing fitness of carriers and has the authority to promulgate regulations and to investigate (including by on-site inspections) and institute proceedings to enforce its regulations and related federal statutes, and may assess civil penalties, suspend or revoke operating authority, and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to certain communities if such cessation would leave the community without scheduled airline service.
We hold DOT certificates of public convenience and necessity authorizing us to engage in scheduled air transportation of passengers, property and mail within the United States, its territories and possessions, and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries). We also hold DOT authority to engage in scheduled air transportation of passengers, property and mail between the United States and Mexico. And, we hold DOT authority to engage in charter air transportation of passengers, property, and mail on a domestic and international basis.
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
The FAA periodically conducts extensive or targeted audits of our operations. We have satisfactorily responded to any and all findings on all Certificate Holder Evaluation Process inspections conducted.

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
In 2020 or thereafter, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. Increasing the overall price charged to passengers could lessen demand for air travel or force carriers, including us, to lower fares to maintain demand. Also in 2020 or thereafter, Congress may consider privatization of the U.S air traffic control ("ATC") system with user fee based funding. The effect of such action, if adopted as law, on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports we serve.
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
In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we and other air carriers operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years. In 2016 the EPA indicated the regulations it intends to propose will be no less stringent than the ICAO standards. In its regulatory agenda issued in Fall 2019, the EPA expressed an intent to publish these proposed regulations in early 2020; based on previous postponements, the agency may or may not meet that target.
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

As of February 14, 2020, our operating fleet consists exclusively of 94 Airbus A320 series aircraft, of which all but 13 were acquired used. Our aircraft range from 1 to 23 years from their manufacture date at February 14, 2020, with an average age of 14 years.
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

A breach in the security of personal or credit card data could severely damage our reputation, cause considerable additional costs and result in regulatory penalties.

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

We are developing a hotel resort in Southwest Florida. Construction began in the first quarter of 2019 and completion of the hotel is expected in the second quarter 2021. The successful development of the project will be subject to various risks inherent in construction projects (such as securing sufficient financing on a timely basis, cost overruns and construction delays) as well as risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

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

Fuel costs constituted approximately 29.0 percent of our total operating expenses in 2019. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constituted approximately 30 percent of our total operating costs in 2019, our largest expense line item. Industry demand for pilots and the supply of available pilots will impact our labor costs as we seek to retain our employees and compete against other airlines for qualified personnel.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 57 percent of our employees.

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots, which became effective as of August 1, 2016. The agreement provides for enhancements to pay scales, benefits, and limited work rules. The pilot agreement becomes amendable in August 2021.

An agreement with the Transport Workers Union for the flight attendant group was approved in December 2017, and an agreement with the International Brotherhood of Teamsters for the flight dispatchers was approved in May 2019. These agreements will also increase costs over their respective five-year contract terms.
We are also still in the negotiation process with our maintenance technicians, for which negotiations commenced in January 2019.
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

In 2020, Congress may consider legislation that could increase the amount of Federal Excise Tax and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services.

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

Our debt and finance lease obligations as of December 31, 2019 totaled $1.4 billion. This indebtedness and other commitments with debt service and fixed charge obligations could:

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

The announced upcoming discontinuance of publishing LIBOR rates may impact the cost or availability of financing for us.

A large portion of our variable rate indebtedness references the London interbank offered rates ("LIBOR") as a benchmark for establishing the rate. As announced in July 2017, LIBOR is expected to be phased out by the end of 2021. Although all of our LIBOR-based borrowings offer prepayment without penalty, uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the cost and availability of borrowings on which we have relied and intend to rely in the future.

Covenants in our senior secured term loan facility could limit how we conduct our business, which could affect our long-term growth potential.

We borrowed $450.0 million under a Credit and Guaranty Agreement (the “Term Loan”) in February 2019 and borrowed additional amounts in February 2020 to increase the principal balance to $545.5 million. The Term Loan contains covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the Credit and Guaranty Agreement contains financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Term Loan with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while the Term Loan is outstanding.

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

Any inability to obtain financing for aircraft under contract could harm our fleet growth plan.

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

Engine overhaul expenses for our Airbus A320 series aircraft are significantly higher than similar expenses for our MD-80 aircraft, which were all retired as of the end of November 2018. These major maintenance expenses for the Airbus aircraft are capitalized and amortized as part of depreciation and amortization expense.

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

We also rely on the owners of aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements in a timely manner. Our planned initiation of service with these aircraft in the future could be adversely affected if the third parties fail to perform as contractually obligated.

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

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., president, John Redmond, and a small number of executive management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher, Mr. Redmond or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Risks Associated with the Airline and Travel Industry

The outbreak of the coronavirus and fears of its spread have impacted air traffic generally and our operating results could be affected by this or other outbreaks of communicable diseases.

The outbreak and spread of the coronavirus, which originated in or around Wuhan, China in January 2020, have impacted air traffic and stock prices of airlines have declined disproportionately. Although we do not fly any scheduled service international routes at this time, consumer fears relating to this disease could impact our loads, operating results and stock price.

Generally speaking, contagious illness and fear of contagion could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease or other travel advisories could dampen demand for our services even if not applicable to our markets. Resulting decreases in passenger volume would harm our load factors, could increase our cost per passenger and adversely affect our profitability.

The airline industry is highly competitive and future competition in our under-served markets could harm our business.

The airline industry is highly competitive. The smaller cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. In 2014, we began service to medium-sized cities which we believe to be under-served for nonstop service to our leisure destinations. If other airlines or new airline start-ups begin to provide nonstop services to and from these or similar markets, or otherwise target these or similar markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets, could impact our margins or could impact our future planned service.

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

In recent years, the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional new regulations or policies may be proposed or take effect in 2020 or thereafter, whether on DOT's initiative or as directed by Congress. We are not able to predict the impact of any new consumer protection rules on our business, though we monitor the progress of potential rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our practices are found to be in compliance with the DOT rules, we could incur substantial costs defending our practices.
Congress may in the future consider privatization of the U.S. Air Traffic Control system with user fee based funding; the potential effect on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve. From time to time legislative proposals have been made to re-regulate the airline industry in varying degrees - for example, to specify minimum seat-size and legroom requirements - which if adopted could affect our costs materially.

In the past, legislation to address climate change issues has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it would apply to the airline industry. In addition, the EPA concluded in 2016 that current and projected concentrations of greenhouse gases emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding is a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years. In 2016, the EPA indicated the regulations it intends to propose will be no less stringent than the ICAO standards. In its regulatory agenda issued in Fall 2019, the EPA expressed an intent to publish these proposed regulations in early 2020; based on previous postponements, the agency may or may not meet that target. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.
With respect to aircraft weight and balance, consumer protection, climate change, taxation, and other matters affecting the airline industry, whether the source of new requirements is legislative or regulatory, increased costs will adversely affect our profitability if we are unable to pass the costs on to our customers or adjust our operations to offset the new costs.
Existing and proposed state-specific labor laws could affect our ability to schedule and operate flights efficiently, and as a result could increase our operating costs and liability exposure.
Various states and localities across the country are attempting to impose requirements, such as wage and hour requirements, meal and rest break and sick leave laws, on flight attendants and pilots (“flight crew”) who spend the vast majority of their working hours in the air and in various states and jurisdictions on a daily basis. These requirements would create significant operational challenges for air carriers by creating a patchwork of state and local laws which undermine the federal deregulation of the airline industry and, in theory, could require airlines to simultaneously comply with rules which conflict with those of other jurisdictions and the provisions of labor agreements. Courts continue to remain divided on whether federal deregulation preempts these state laws and Congress has not addressed the issue. The impact on flight crew staffing, pay and scheduling technology may potentially increase our costs of doing business and could make certain routes cost prohibitive. Flight crews have filed class action lawsuits against air carriers in a number of states with varied results and, in many cases, the results have been appealed. Such suits are costly to defend and could result in sizeable liability exposure for any air carrier.
Airlines are often affected by factors beyond their control, including air traffic congestion, weather conditions, increased security measures, and a reduction in demand to any particular market, any of which could harm our operating results and financial condition.

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

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability

•	announcements concerning our competitors, new market entrants, the airline industry, or the economy in general

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	media reports and publications about the safety of our aircraft or the aircraft types we operate

•	new regulatory pronouncements and changes in regulatory guidelines

•	announcements concerning our business strategy

•	our ability to grow service in the future as rapidly as the market anticipates as we continue to add more cities to our network

•	general and industry-specific economic conditions

•	changes in financial estimates or recommendations by securities analysts

•	substantial sales of our common stock or other actions by investors with significant shareholdings

•	additional issuances of our common stock

•	labor work actions

•	general market conditions

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities and we have been sued as a result of adverse publicity and stock price declines during 2018. There is a proposed settlement of the securities class action litigation against us, but related derivative shareholder suits continue. Although we have insurance to cover these claims, these lawsuits or similar litigation could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.

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

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2019:

Aircraft Type	Owned(1)	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319(2)	37	156	13-16	14.6
Airbus A320(3)(4)	54	177/180/186	1-23	12.4
Total aircraft	91

(1)	Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6 – Long-Term Debt for discussion of notes payable collateralized by our aircraft.

(2)	Does not include one aircraft of which we had taken delivery but not placed into service as of December 31, 2019.

(3)	Does not include four aircraft of which we had taken delivery but not placed into service as of December 31, 2019.

(4)	Includes five aircraft under finance lease.

The below table includes the number of aircraft expected in service by March 31, 2020:

A319	38
A320	57
Total	95

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

We have operational bases at airports for many of the leisure destinations we serve, as well as Asheville Regional Airport, Bellingham International Airport, Cincinnati/Northern Kentucky International Airport, Gerald R. Ford International Airport (Grand Rapids, MI), Indianapolis International Airport, Lehigh Valley International Airport (Allentown, PA), McGhee Tyson Airport (Knoxville, TN), and Pittsburgh International Airport. We are also developing a base in Des Moines, IA which is scheduled to open in May 2020. Our operational base in Myrtle Beach is maintained on a seasonal basis.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations' support. We lease additional space in cargo areas at McCarran International Airport, Nashville International Airport, Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, Sarasota Manatee Airport, Savannah/Hilton Head International Airport, and St. Petersburg-Clearwater International Airport for our primary line maintenance operations. We also lease approximately 100,000 square feet of warehouse space in Las Vegas, Orlando Sanford, and Phoenix-Mesa for aircraft spare parts and supplies.

The following details the airport locations we utilize as operational bases as of February 14, 2020:

Airport	Location
Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
McCarran International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Myrtle Beach International Airport	Myrtle Beach, South Carolina
Nashville International Airport	Nashville, Tennessee
Oakland International Airport	Oakland, California
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Punta Gorda Airport	Punta Gorda, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2020 and 2036.

Non-airline Initiatives

We own approximately 24 acres on the harbor in Port Charlotte, Florida for the construction of Sunseeker Resort - Charlotte Harbor. Additionally, we own and operate a golf course consisting of 156 acres and an 18,000 square foot club house in Lake Suzy, Florida.

We have leased approximately 300,000 square feet in buildings in Clearfield, UT, West Jordan, UT, and Warren, MI for our family entertainment centers, and have purchased additional properties in Fort Wayne, IN containing 65,500 square feet on 11 acres as well as Chesterfield, MO containing 60,285 square feet on 6 acres.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 14, 2020, the last sale price of our common stock was $165.45 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2019
1st Quarter	$142.97	$98.18
2nd Quarter	148.80	128.64
3rd Quarter	157.50	136.87
4th Quarter	183.26	143.61
2018
1st Quarter	$181.45	$147.50
2nd Quarter	177.00	135.75
3rd Quarter	147.00	117.30
4th Quarter	135.48	98.21

As of February 14, 2020, there were 221 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
Equity compensation plans approved by security holders(1)	—	—	991,948

(1)	There are no securities to be issued under any equity compensation plans not approved by our security holders.

(2)
The shares shown as being issuable under equity compensation plans exclude unvested restricted stock awards of 294,808 as all restricted stock awards are deemed to have been issued, and exclude all outstanding stock appreciation rights ("SARs") which are settled in cash.

(3)
Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 495,974 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

In 2019, we continued the payment of a regular quarterly dividend. The current dividend is set at $0.70 per share for each quarter, bringing total regular cash dividends declared, and paid, in each of 2019, 2018 and 2017 to $2.80 per share.

In addition to our regular cash dividends, our Board of Directors may periodically consider the payment of special cash dividends based on our results of operations, cash flow generation, liquidity, capital commitments, loan covenant compliance and other relevant factors.

The Credit and Guaranty Agreement we entered into in February 2019 in connection with the Term Loan provides that absent an event of default, regularly scheduled dividends in any four-quarter period may be paid up to the lesser of $75.0 million or 20 percent of our consolidated EBITDA (as defined in the Credit and Guaranty Agreement) for the previous four-quarter period. Absent an event of default, this restriction does not constrain the continued payment of a quarterly dividend at the current level.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October	139	$150.48	None
November	None	N/A	None
December	None	N/A	None
Total	139	$150.48	None	$85,277

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2014. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2014 and that all dividends are reinvested. Stock price performance presented for the historical periods presented is not necessarily indicative of future results.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
ALGT	$100.00	$113.47	$114.12	$108.23	$73.82	$124.79
Nasdaq Composite Index	100.00	105.73	113.66	145.76	140.10	189.45
AMEX Airline Index	100.00	83.49	106.47	112.04	86.99	105.51

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

	For the Year Ended December 31,
FINANCIAL DATA (in thousands except per share amounts):	2019	2018	2017(3)	2016	2015
Total operating revenue	$1,840,965	$1,667,447	$1,511,203	$1,378,942	$1,262,188
Total operating expenses	1,477,015	1,423,988	1,280,573	1,006,375	890,486
Operating income	363,950	243,459	230,630	372,567	371,702
Total other expense(1)	62,703	44,141	31,623	24,600	24,983
Income before income taxes	301,247	199,318	199,007	347,967	346,719
Net income	$232,117	$161,802	$198,148	$220,866	$220,374
Earnings per share to common shareholders:(2)
Basic	$14.27	$10.02	$12.14	$13.31	$12.97
Diluted	14.26	10.00	12.13	13.29	12.94
Cash dividends declared per share	2.80	2.80	2.80	2.40	2.75
Total assets	$3,010,803	$2,498,668	$2,180,157	$1,671,576	$1,358,331
Total long-term debt and finance leases, net of related costs	1,421,853	1,271,733	1,164,892	808,274	641,678
Shareholders' equity	883,551	690,321	553,311	475,740	350,005

(1)	Net of capitalized interest for 2019, 2018, 2017, and 2016 in the amounts of $4.5 million, $2.4 million, $3.2 million, and $1.8 million, respectively (no capitalized interest was recorded in 2015).

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

(3)
Operating expenses, operating income, net income and earnings per share in 2017 was impacted by special items: (a) a non-cash impairment charge of $35.3 million to our MD-80 fleet and related assets in the fourth quarter of 2017; and (b) a $74.7 million income tax benefit from the remeasurement of deferred taxes due to the passage of the Tax Cuts and Jobs Act of 2017.

	For the Year Ended December 31,
OPERATING DATA: (unaudited)	2019	2018	2017	2016	2015
Total system statistics:
Passengers	15,012,149	13,750,199	12,310,122	11,128,191	9,500,611
Available seat miles (ASMs) (thousands)	16,174,240	14,899,874	13,612,003	12,375,505	10,526,610
Operating expense per ASM (CASM) (cents)(1)(2)(3)	9.13	9.56	9.41	8.13	8.45
Fuel expense per ASM (cents)(2)	2.65	2.99	2.52	2.08	2.64
Operating CASM, excluding fuel (cents)(1)(3)	6.48	6.57	6.89	6.05	5.81
ASMs per gallon of fuel	82.34	77.82	72.96	71.62	70.20
Departures	110,542	101,212	93,061	82,341	68,653
Block hours	248,513	230,123	212,405	190,706	160,431
Average stage length (miles)	855	868	870	889	900
Average number of operating aircraft during period	85.6	91.0	87.3	83.3	74.3
Average block hours per aircraft per day	8.0	6.9	6.7	6.3	5.9
Full-time equivalent employees at end of period	4,363	3,901	3,752	3,416	2,846
Fuel gallons consumed (thousands)	196,442	191,471	186,563	172,796	149,951
Average fuel cost per gallon(2)	$2.18	$2.33	$1.84	$1.49	$1.86

Scheduled service statistics:
Passengers	14,823,267	13,606,103	12,138,146	11,003,864	9,355,097
Revenue passenger miles (RPMs) (thousands)	13,038,003	12,145,601	10,901,161	10,130,675	8,821,908
Available seat miles (ASMs) (thousands)	15,545,818	14,340,674	13,031,824	11,921,733	10,236,075
Load factor	83.9%	84.7%	83.7%	85.0%	86.2%
Departures	105,690	96,554	88,432	78,747	65,683
Block hours	238,361	220,760	202,752	183,290	155,403
Total passenger revenue per ASM (TRASM) (cents)(3)	11.28	11.10	10.93	11.02	11.82
Average fare - scheduled service(4)	$61.58	$67.01	$67.90	$69.86	$78.63
Average fare - ancillary air-related charges(4)	$51.96	$45.71	$45.14	$45.47	$46.43
Average fare - third party products	$4.72	$4.27	$4.34	$4.08	$4.29
Average fare - total	$118.26	$116.99	$117.38	$119.41	$129.35
Average stage length (miles)	859	875	876	895	915
Fuel gallons consumed (thousands)	188,596	183,798	178,298	166,528	145,654
Percent of sales through website during period	93.3%	93.8%	94.0%	94.2%	95.1%
OTHER DATA: (unaudited)
Hotel room nights	415,593	409,164	390,986	439,942	452,272
Rental car days	1,921,930	1,823,451	1,415,901	1,502,326	1,204,982

(1)	Includes effect of special items in 2017.
(2)	Includes effect of fuel tax refund of $8.3 million (approximately $0.05 per gallon) in 2016.
(3)
Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting costs and revenues on a per ASM basis.

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

“Operating expense per ASM” or “CASM” represents operating expenses divided by total system available seat miles.

“Operating CASM, excluding fuel” represents operating expenses, less aircraft fuel, divided by total system available seat miles. Although Operating CASM, excluding fuel, is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to Operating Expenses as an indicator of our financial performance, this statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total passenger revenue per ASM” or “TRASM” represents passenger revenue divided by scheduled service available seat miles.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2019, 2018 and 2017. Also discussed is our financial position as of December 31, 2019 and 2018. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2019 highlights

–
Achieved improved operating performance both in industry leading controllable completion of over 99.9 percent, and on-time performance of 78.7 percent (a 1.8 percentage point improvement year over year) - with both contributing to a significant reduction in irregular operations costs;

–	achieved airline-only operating margin of 21.3 percent, a 5.9 percentage point increase year over year;

–	realized operating revenue growth of 10.4 percent, which outpaced our increase in capacity of 8.6 percent;

–	increased TRASM 1.6 percent year over year, despite the increase in capacity;

–	recognized ancillary air-related revenue per passenger exceeding $50 each quarter during the year, with an average of $51.96 for 2019 (a 13.7 percent increase year over year);

–	achieved a 3.3 percent decline in airline operating CASM-excluding fuel;

–	produced fixed fee contract revenue of $65.1 million during 2019, the highest annual total in Company history;

–	refinanced high-yield debt;

–	named Best Airline Co-Branded Credit Card by the USA Today 10Best Readers Choice Awards;

–	increased net promoter score (an indicator of customer satisfaction) by 32 points since 2016;

–	ranked as one of the Top 100 Best Places to Work according to Glassdoor's national survey; and

–	began construction of, and obtained debt commitment for, Sunseeker Resort in Southwest Florida.

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated:

	As of December 31,
	2019	2018	2017
A320(1)(2)	54	44	30
A319(3)	37	32	22
MD-80	—	—	37
Total	91	76	89

(1) Does not include four aircraft of which we have taken delivery as of December 31, 2019.
(2) Includes five aircraft under finance lease as of December 31, 2019.
(3) Does not include one aircraft of which we have taken delivery as of December 31, 2019.

As of February 14, 2020, we are party to forward purchase agreements for nine Airbus A320 series aircraft. We have taken delivery of two aircraft in 2020 as of the date of this filing, expect delivery of six additional aircraft throughout the remainder of 2020, two in 2021, and one in 2022. In early February 2020, the Company also received two aircraft under operating leases. Refer to Part I - Item 2 - Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

As of February 14, 2020 and including recent service announcements, we were selling seats on 521 routes. This includes our recent announcement in January 2020 of 44 new routes - the largest service expansion in company history, plus an additional nine routes announced in February 2020. The recent announcements include the addition of three new leisure destinations: Chicago, IL; Boston, MA; and Houston, TX.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2019	2018	2017
Leisure destinations	27	23	19
Origination cities	97	98	101
Total cities	124	121	120

Total routes	466	417	401

TRENDS

Our transition to an all-Airbus fleet has proven successful as evidenced by continued positive operating results. This more efficient and reliable fleet has enabled us to increase capacity by 8.6 percent during the year, despite a 5.9 percent decrease in average number of operating aircraft.

Fuel efficiency (ASMs per gallon of fuel) increased by 5.8 percent compared to 2018, which, along with a 6.4 decrease in fuel cost per gallon, was the main driver of a 4.5 percent decrease in operating CASM. Airline-only CASM, excluding fuel, decreased 3.3 percent due to continued operational improvement and Airbus fleet maintenance efficiencies. Operating expenses on an ASM basis decreased on every operating expense line item except depreciation and amortization, for which the declines are largely attributable to our transition to an all-Airbus fleet.

Recent years have been capital and debt intensive for us due to the fleet transition. Capital outlays for the airline are expected to return to a more normalized level in 2020.

During 2019 we achieved industry-leading controllable completion of over 99.9 percent, and on-time performance (A-14) of 78.7 percent, up 1.8 percentage points from 2018, despite growth in ASM production and a fewer average number of operating aircraft in service.

In March 2018, our maintenance technicians, who represent approximately 8.0 percent of our total employee base (approximately 350 employees), voted for union representation by the International Brotherhood of Teamsters ("IBT"). Negotiations for an agreement with this group began in January 2019 and are ongoing.

Any labor actions whether following an inability to reach a collective bargaining agreement with any employee group or otherwise could impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs.

The construction of our Sunseeker Resort is well underway, with a plan to open in the second quarter 2021. To ready ourselves for opening, we have opened our Sunseeker Resort website for the sale of rooms for stays beginning in summer 2021.

We are in negotiations for the sale of Teesnap.

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

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, non-salary expenses for non-airline initiatives (including Teesnap, Sunseeker Resort - Charlotte Harbor, and our Allegiant Nonstop family entertainment centers), the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Special charge includes the non-cash impairment charge taken in 2017 on our MD-80 series aircraft, engines and related assets.

RESULTS OF OPERATIONS

2019 compared to 2018

Operating Revenue

Passenger revenue. Passenger revenue for 2019 increased 9.7 percent compared with 2018. The increase was driven primarily by a 9.5 percent increase in scheduled service departures which resulted in an 8.9 percent increase in scheduled service passengers. Average total fare per passenger increased 1.1 percent over 2018 as a 13.7 percent increase in air-related ancillary revenue per passenger (due mostly to increases in our customer convenience fees and baggage fees) more than offset an 8.1 percent decrease in scheduled service average fare.

Third party products revenue. Third party products revenue increased 20.6 percent in 2019 from 2018, due primarily to an increase in revenue from our co-branded credit card program, with a 43.7 percent increase per passenger year over year. Additionally, a 12.2 percent net revenue growth from hotel and rental car sales contributed to the increase.

Fixed fee contract revenue. Fixed fee contract revenue for 2019 increased 29.4 percent compared with 2018 primarily due to a 28.6 percent increase in related departures. This was the result of greater availability of dedicated aircraft due to improved operations of an all-Airbus fleet, reduced sparing requirements for scheduled service flights, and focused efforts to pursue this revenue stream.

Other revenue. Other revenue for 2019 decreased $2.5 million, primarily due to a decrease in aircraft lease revenue, as we had ten aircraft on lease to a European carrier in 2018, of which we took redelivery throughout 2018. The effects of this decrease were slightly offset by increases in revenue from our non-airline activities.

Operating Expenses

The following table presents airline-only unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	For the Year Ended December 31,		Percent
	2019	2018	Change
Airline only unitized costs (in cents)
Salary and benefits	2.69	2.73	(1.5)%
Station operations	1.06	1.08	(1.9)
Depreciation and amortization	0.93	0.86	8.1
Maintenance and repairs	0.57	0.66	(13.6)
Sales and marketing	0.48	0.49	(2.0)
Aircraft lease rentals	—	0.01	NM
Other	0.49	0.60	(18.3)
Airline only CASM, excluding fuel	6.22	6.43	(3.3)
Aircraft fuel	2.64	2.99	(11.7)
Airline only CASM	8.86	9.42	(5.9)%
Consolidated CASM (in cents)
Airline only CASM	8.86	9.42	(5.9)%
Non-airline operating CASM (1)	0.27	0.14	92.9
Operating CASM (consolidated) (1)	9.13	9.56	(4.5)%
(1) Includes operating costs associated with Sunseeker Resort and other non-airline related activity which are accounted for in our income statement in salary and benefits, sales and marketing, depreciation and amortization, and other expense. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Consolidated operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.

Salary and benefits expense. Salary and benefits expense for 2019 increased $36.6 million, or 8.8 percent, compared with 2018. The increase was primarily the result of an 11.8 percent increase in the number of full-time equivalent employees supporting an 8.0 percent increase in system block hours, as well as increased activity in our non-airline subsidiaries. A nearly 80 percent increase in our company-wide profit sharing payments (due to meeting company goals) also contributed to the increase. Additionally, flight crew salaries and wages per ASM decreased for the year due to improved productivity efficiencies gained from our fleet transition.

Aircraft fuel expense. System fuel gallons consumed increased only 2.6 percent despite an 8.6 percent increase in ASMs in 2019 compared with 2018. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 5.8 percent year over year. In addition, the system average fuel cost per gallon decreased by 6.4 percent year over year. As a result of the increased fuel efficiency and fuel cost decline, aircraft fuel expense for 2019 decreased $18.0 million, or 4.0 percent.

Station operations expense. Station operations expense for 2019 increased $10.4 million, or 6.5 percent, on a 9.5 percent increase in scheduled service departures compared with 2018. Stations expense per departure decreased by 2.5 percent year over year due mostly to a decrease in irregular operations costs resulting from efficiencies realized from the Airbus fleet, as well as additional incentives realized and contractor efficiencies gained.

Depreciation and amortization expense. Depreciation and amortization expense for 2019 increased $26.5 million, or 20.5 percent, compared with 2018. The average number of Airbus aircraft in service increased 30.7 percent year over year.

Amortization of major maintenance costs was $26.0 million in 2019 compared to $12.5 million in 2018, with increases expected to continue as our Airbus aircraft count and related deferred maintenance costs grow.

Maintenance and repairs expense. Maintenance and repairs expense for 2019 decreased $7.3 million, or 7.4 percent, compared with 2018, primarily due to a decrease in routine maintenance costs driven by our predictive maintenance efforts. Additionally, the cost of major maintenance being capitalized in accordance with the deferral method of accounting.

Sales and marketing expense. Sales and marketing expense for 2019 increased $5.4 million, or 7.3 percent, compared to 2018, due to an increase in net credit card fees paid as a result of a 9.7 percent increase in passenger revenue year over year. We have improved our utilization of customer data to optimize marketing efforts, allowing us to decrease advertising spend per passenger (excluding credit card fees) by 8.2 percent year over year, despite increased payments on more high-profile sponsorships.

Income Tax Expense

Our effective tax rate was 22.9 percent and 18.8 percent for 2019 and 2018, respectively. The components of the 2019 effective tax rate were primarily 21 percent federal income tax and 1.7 percent state income taxes. The 2018 effective tax rate was lower due to one-time tax benefits resulting from the “Tax Cuts and Jobs Act” (the “Tax Act”) enacted in 2017 (which impacted the 2017 income tax returns filed in 2018), a one-time tax refund claim, and the dissolution of foreign entities. We expect our effective tax rate to be between 23 percent and 24 percent in the near term.

2018 compared to 2017

Operating Revenue

Passenger revenue. Passenger revenue for these years was recast to include both scheduled service revenue and ancillary air-related revenue, due to the adoption of the New Revenue Standard. Passenger revenue for 2018 increased 11.8 percent compared with 2017. The increase was driven primarily by a 9.2 percent increase in scheduled service departures and a 1.0 percentage point increase in load factor, which resulted in a 12.1 percent increase in scheduled service passengers. The higher number of passengers resulted in a year-over-year increase in ancillary revenue from products such as baggage, seat and convenience fees.

Third party revenue. Ancillary third party revenue increased 10.2 percent in 2018 from 2017, due primarily to an increase in net revenue from rental cars resulting from the increase in scheduled service passengers. Our co-branded credit card program also contributed to the revenue increase.

Fixed fee contract revenue. Fixed fee contract revenue for 2018 increased 3.2 percent compared with 2017 due to an increase in ad-hoc charter flying as well as continued fixed fee flying for Apple Vacations and the Department of Defense.

Other revenue. Other revenue for 2018 decreased $12.4 million, primarily as 12 aircraft generating lease revenue from a European carrier during 2017 were redelivered to us throughout 2017 and 2018. The effects of this decrease were partially offset by increases in revenue from our golf course management solution as well as revenue generated from the leasing of spare RB-211 engines.

Operating Expenses

The following table presents airline-only unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods.

	For the Year Ended December 31,		Percentage
	2018	2017	Change
Airline only unitized costs (in cents)
Salary and benefits	2.73	2.71	0.7%
Station operations	1.08	1.05	2.9
Depreciation and amortization	0.86	0.88	(2.3)
Maintenance and repairs	0.66	0.83	(20.5)
Sales and marketing	0.49	0.39	25.6
Aircraft lease rentals	0.01	0.02	(50.0)
Special charge (1)	—	0.26	NM
Other	0.60	0.64	(6.3)
Airline only CASM, excluding fuel	6.43	6.78	(5.2)
Aircraft fuel	2.99	2.53	18.2
Airline only CASM	9.42	9.31	1.2%
Consolidated CASM (in cents)
Airline only CASM	9.42	9.31	1.2%
Non-airline operating CASM (2)	0.14	0.10	40.0
Operating CASM (consolidated) (2)	9.56	9.41	1.6%
(1) $35.3 million impairment charge on MD-80 fleet in 2017.
(2) Includes operating costs associated with Sunseeker Resort and other non-airline related activity which are accounted for in our income statement in salary and benefits, sales and marketing, depreciation and amortization, and other expense. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Consolidated operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.

Salary and benefits expense. Salary and benefits expense for 2018 increased $42.3 million, or 11.4 percent, compared with 2017. The increase was primarily the result of a 4.0 percent increase in the number of full-time equivalent employees as well as an 8.3 percent increase in system block hours.

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

Station operations expense. Station operations expense for 2018 increased $18.4 million, or 12.9 percent, on a 9.2 percent increase in scheduled service departures compared with 2017. The increase in expense outpaced the increase in departures due primarily to rate increases, including landing and ground handling fees, at our larger airports which tend to be more expensive. Airport expense is viewed as a key factor when considering new market entrance.

Depreciation and amortization expense. Depreciation and amortization expense for 2018 increased $7.6 million, or 6.3 percent, compared with 2017, partially related to a 4.2 percent increase in the average number of aircraft in service as we continued to add Airbus aircraft into our fleet. Depreciation expense for the Airbus fleet was $85.3 million in 2018 compared to $56.8 million in 2017 as a result of the addition of 24 Airbus aircraft during the year. Amortization of major maintenance costs under the deferral method of accounting for the Airbus aircraft was $12.5 million for 2018 compared to $6.7 million for 2017 due to the growing number of Airbus aircraft in service and related scheduled major maintenance events.

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

The cost of major maintenance events for our Airbus aircraft was capitalized in accordance with the deferral method of accounting and the amortization of these expenses was included under depreciation and amortization expense.

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

Other expense. Other expense for 2018 increased by $7.7 million, or 8.3 percent, compared with 2017. The increase was primarily due to information technology administration expenses, as well as other expenses incurred to support our airline operations and non-airline initiatives.

Income Tax Expense

Our effective tax rate was 18.8 percent and 0.4 percent for 2018 and 2017, respectively. The increase in the effective tax rate year over year was primarily due to a $74.7 million one-time tax benefit related to the remeasurement of deferred tax balances recognized in 2017 per the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities (short-term and long-term) increased at December 31, 2019 to $473.4 million from $447.5 million in 2018. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Our operating cash flows, long-term debt borrowings and non-cash tax paying status have allowed us to invest in our fleet, return capital to shareholders in the form of recurring regular quarterly dividends and share repurchases, and invest in Sunseeker Resort and our Allegiant Nonstop family entertainment centers. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as planned capital outlay related to Sunseeker Resort and other travel and leisure initiatives.

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

Debt

Our total long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.3 billion as of December 31, 2018 to $1.4 billion as of December 31, 2019. During 2019, we borrowed $874.9 million, including $450.0 million under the Credit and Guaranty Agreement (the “Term Loan”), additional debt secured by aircraft and engines of $343.9 million, and $81.0 million against our senior secured revolving credit facility. During 2019, we retired our unsecured notes of $450.0 million and made additional debt and finance lease repayments, resulting in $705.8 million in total principal debt and finance lease repayments during 2019.

As of February 13, 2020, we entered into an amendment to our Term Loan under which the interest rate has been reduced by 150 basis points, the principal amount of the debt was increased by $100.0 million to $545.5 million, and the quarterly payments of principal were increased to $1.4 million. The remaining provisions of the Term Loan remain substantially unchanged, including the maturity date of February 2024. The proceeds from the increased loan will be used to repay debt, to pay transaction expenses and for general corporate purposes.

In March 2019, we entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC under which we may borrow up to $175.0 million to fund the completion of construction of Phase 1 of Sunseeker Resort - Charlotte Harbor. No amount under this loan agreement has been drawn to date as we are required to first fund $295.0 million of the $470.0 million estimated total construction costs.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2019, our operating activities provided $442.2 million of cash compared to $356.6 million during 2018. The increase is largely due to a $70.3 million increase in net income in 2019.
During 2018, our operating activities provided $356.6 million of cash compared to $390.7 million in 2017. The year-over-year decrease in reported cash inflows largely resulted from the decrease in net income.

Investing Activities. During 2019, cash used for investing activities was $476.5 million compared to $269.0 million in 2018. The increase in cash used is mostly due to a $172.1 million year-over-year increase in cash outlays for the purchase of property and equipment, as cash used for capital expenditures was $506.8 million in 2019 (of which $437.1 million related to the airline) compared to $334.8 million in 2018 (of which $285.9 million related to the airline).
Furthermore, the proceeds from maturities and sales of investment securities decreased year over year, as proceeds (net of purchases) were $18.6 million during 2019 compared to $65.1 million during 2018. The use of cash for investing activities in 2019 was reduced by an $11.1 million difference in cash provided by other investing activities compared to 2018, largely related to proceeds received from the sales of MD-80 parts.
During 2017, our primary use of cash was for capital expenditures of $580.2 million. Cash was also used for the purchase of investment securities, net of maturities, of $43.4 million.

Financing Activities. Cash provided by financing activities during 2019 was $75.1 million compared to cash used in financing activities of $62.4 million in 2018. The year-over-year change is primarily due to debt financing. In 2019, proceeds from debt issuance in excess of principal payments on debt were $169.2 million, compared to principal payments on debt in excess of proceeds from debt issuance of $21.0 million during 2018.

In 2017, cash provided by financing activities was $222.1 million. Proceeds from the issuance of long-term debt in excess of principal payments were $358.7 million, which was offset by $45.7 million in cash dividends paid to shareholders and $90.5 million in stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2019 and the periods in which payments are due:

(in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations(1)	$1,502,718	$220,537	$377,339	$682,119	$222,723
Aircraft acquisition obligations(2)	263,421	204,521	58,900	—	—
Finance and operating lease obligations	179,417	16,229	30,570	27,228	105,390
Total future payments under contractual obligations	$1,945,556	$441,287	$466,809	$709,347	$328,113

(1)	Long-term debt obligations (including variable interest entities) include scheduled interest payments, using LIBOR rates as of December 31, 2019, and excludes debt issuance costs.

(2)	Includes aircraft and engine acquisition obligations under existing purchase agreements, which are not reflected on our balance sheet.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2019 represented 29.0 percent of our total operating expenses. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2019 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $43.6 million for the 2019 year. We have not hedged fuel price risk in many years.

Interest Rates

As of December 31, 2019, we had $1.2 billion of variable-rate debt, including current maturities and without reduction of $23.1 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense by approximately $9.2 million for 2019.

As of December 31, 2019, we had $120.0 million of fixed-rate debt, including current maturities and without reduction of $0.5 million in related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed-rate debt instruments as of such date.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below. Amounts are shown in thousands, except for per share amounts.

	March 31	June 30	September 30	December 31
2019
Operating revenues	$451,622	$491,759	$436,509	$461,074
Operating income	91,078	108,105	72,116	92,652
Net income	57,124	70,543	43,929	60,522
Earnings per share to common shareholders:
Basic	$3.52	$4.33	$2.70	$3.72
Diluted	3.52	4.33	2.70	3.72
2018
Operating revenues	$425,444	$436,780	$393,109	$412,114
Operating income	79,968	74,222	26,181	63,088
Net income	55,193	50,016	15,147	41,447
Earnings per share to common shareholders:
Basic	$3.43	$3.10	$0.94	$2.56
Diluted	3.42	3.10	0.94	2.56

The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the modified retrospective adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the amortization period of deferred engine major maintenance costs
As discussed in Note 2 to the consolidated financial statements, the Company accounts for major maintenance costs of its Airbus fleet using the deferral method. For the year ended December 31, 2019, the Company recognized $11.1 million of amortization expense for the cost of engine major maintenance as a component of depreciation and amortization. The amortization period associated with major maintenance costs is based on the estimated period until the next scheduled major maintenance event. The timing of next major maintenance events is based on certain assumptions, which are dependent upon forecasted aircraft utilization levels.
We identified the evaluation of the amortization period of deferred engine major maintenance costs as a critical audit matter. The Company uses historical aircraft utilization as a significant indicator to estimate future aircraft utilization in the determination of the amortization period. A higher degree of auditor judgment was required to evaluate the relevance of the use of historical aircraft utilization data to predict future aircraft utilization levels.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s aircraft major maintenance cost process, including controls over the development of the estimated future aircraft utilization levels. We developed an independent estimate of the amortization period using actual aircraft utilization data and compared our independent estimate to that of the Company. We further analyzed the amortization period by performing sensitivity analyses on the forecasted aircraft utilization levels to assess the impact on the Company’s amortization expense.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Dallas, Texas
February 27, 2020

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$121,888	$81,520
Restricted cash	14,897	14,391
Short-term investments	335,928	314,464
Accounts receivable	25,516	36,014
Expendable parts, supplies and fuel, net of reserve of $2,748 and $14,410	28,375	19,516
Prepaid expenses	34,605	29,122
Other current assets	1,012	221
TOTAL CURRENT ASSETS	562,221	495,248
Property and equipment (including $195,796 and $145,393 from VIEs, Note 6), net of accumulated depreciation of $484,510 and $373,977	2,236,808	1,847,268
Long-term investments	15,542	51,526
Deferred major maintenance, net of accumulated amortization of $34,423 and $13,694	129,654	67,873
Operating lease right-of-use asset	22,081	—
Deposits and other assets	44,497	36,753
TOTAL ASSETS:	$3,010,803	$2,498,668
CURRENT LIABILITIES
Accounts payable	$27,667	$27,452
Accrued liabilities	161,693	122,027
Air traffic liability	249,950	212,230
Current maturities of long-term debt and finance lease obligations (including $17,327 and $11,538 from VIEs, Note 6), net of related costs of $5,694 and $1,443	173,274	152,287
TOTAL CURRENT LIABILITIES	612,584	513,996
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $159,324 and $123,696 from VIEs, Note 6), net of current maturities and related costs of $17,930 and $3,591	1,248,579	1,119,446
Deferred income taxes	232,520	164,027
Other noncurrent liabilities	33,569	10,878
TOTAL LIABILITIES:	2,127,252	1,808,347
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized; 22,835,715 and 22,622,548 shares issued; 16,303,262 and 16,183,274 shares outstanding in 2019 and 2018, respectively	23	23
Treasury shares, at cost, 6,532,453 and 6,439,274 shares in 2019 and 2018, respectively	(617,579)	(605,037)
Additional paid in capital	289,933	270,935
Accumulated other comprehensive gain (loss), net	98	(661)
Retained earnings	1,211,076	1,025,061
TOTAL EQUITY:	883,551	690,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,010,803	$2,498,668

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
OPERATING REVENUES:
Passenger	$1,682,955	$1,533,701	$1,372,037
Third party products	70,012	58,060	52,707
Fixed fee contract	65,057	50,286	48,708
Other	22,941	25,400	37,751
Total operating revenues	1,840,965	1,667,447	1,511,203
OPERATING EXPENSES:
Salary and benefits	450,448	413,892	371,599
Aircraft fuel	427,827	445,814	343,333
Station operations	171,420	161,019	142,581
Depreciation and amortization	155,852	129,351	121,713
Maintenance and repairs	91,713	99,015	113,481
Sales and marketing	78,910	73,514	56,675
Aircraft lease rentals	—	868	3,098
Other	100,845	100,515	92,840
Special charge	—	—	35,253
Total operating expenses	1,477,015	1,423,988	1,280,573
OPERATING INCOME	363,950	243,459	230,630
OTHER (INCOME) EXPENSES:
Interest income	(12,523)	(9,226)	(5,808)
Capitalized interest	(4,472)	(2,354)	(3,188)
Loss on extinguishment of debt	3,677	—	—
Interest expense	76,801	56,116	42,178
Other, net	(780)	(395)	(1,559)
Total other expenses	62,703	44,141	31,623
INCOME BEFORE INCOME TAXES	301,247	199,318	199,007
PROVISION FOR INCOME TAXES	69,130	37,516	859
NET INCOME	$232,117	$161,802	$198,148
Earnings per share to common shareholders:
Basic	$14.27	$10.02	$12.14
Diluted	$14.26	$10.00	$12.13
Shares used for computation:
Basic	16,027	15,941	16,073
Diluted	16,041	15,967	16,095

Cash dividends declared per share:	$2.80	$2.80	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2019	2018	2017
NET INCOME	$232,117	$161,802	$198,148
Other comprehensive income (loss):
Change in available for sale securities, net of tax	750	(1,153)	49
Foreign currency translation adjustments	9	177	(681)
Change in derivatives, net of tax	—	3,155	(1,978)
Total other comprehensive income (loss)	759	2,179	(2,610)
TOTAL COMPREHENSIVE INCOME	$232,876	$163,981	$195,538

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2016	16,633	$22	$238,236	$(230)	$755,515	$(517,803)	$475,740
Share-based compensation	47	1	15,604	—	—	—	15,605
Shares repurchased by the Company and held as treasury shares	(632)	—	—	—	—	(90,457)	(90,457)
Stock issued under employee stock purchase plan	18	—	—	—	—	2,605	2,605
Cash dividends declared, $2.80 per share	—	—	—	—	(45,720)	—	(45,720)
Other comprehensive (loss)	—	—	—	(2,610)	—	—	(2,610)
Net income	—	—	—	—	198,148	—	198,148
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	107	—	17,095	—	—	—	17,095
Shares repurchased by the Company and held as treasury shares	(23)	—	—	—	—	(3,650)	(3,650)
Stock issued under employee stock purchase plan	33	—	—	—	—	4,268	4,268
Cash dividends declared, $2.80 per share	—	—	—	—	(45,247)	—	(45,247)
Other comprehensive income	—	—	—	2,179	563	—	2,742
Net income	—	—	—	—	161,802	—	161,802
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	213	—	18,998	—	—	—	18,998
Shares repurchased by the Company and held as treasury shares	(132)	—	—	—	—	(18,569)	(18,569)
Stock issued under employee stock purchase plan	39	—	—	—	—	6,027	6,027
Cash dividends declared, $2.80 per share	—	—	—	—	(45,552)	—	(45,552)
Other comprehensive income	—	—	—	759	—	—	759
Net income	—	—	—	—	232,117	—	232,117
Cumulative effect of the New Lease Standard (see Note 7)					(550)		(550)
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$232,117	$161,802	$198,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,852	129,351	121,713
(Gain)/loss on aircraft and other equipment disposals	(8,475)	2,360	9,334
Special charge	—	—	35,253
Share-based compensation expense	18,226	15,098	13,856
Deferred income taxes	68,466	38,222	42,689
Other adjustments	5,521	4,541	5,933
Changes in certain assets and liabilities:
Accounts receivable	10,498	35,624	(30,568)
Prepaid expenses	(5,483)	(5,191)	(7,654)
Accounts payable	(2,103)	8,633	4,798
Accrued liabilities	21,331	12,005	9,251
Air traffic liability	37,720	7,931	12,721
Deferred major maintenance	(81,133)	(49,622)	(20,687)
Other assets/liabilities	(10,327)	(4,142)	(4,113)
Net cash provided by operating activities	442,210	356,612	390,674
INVESTING ACTIVITIES:
Purchase of investment securities	(436,237)	(371,461)	(363,300)
Proceeds from maturity and sale of investment securities	454,813	436,581	319,915
Purchase of property and equipment, including capitalized interest	(506,845)	(334,774)	(580,249)
Other investing activities	11,806	677	5,115
Net cash used in investing activities	(476,463)	(268,977)	(618,519)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(45,552)	(45,247)	(45,720)
Proceeds from the issuance of debt	874,936	211,225	497,540
Repurchase of common stock	(18,569)	(3,650)	(90,457)
Principal payments on debt and finance lease obligations	(705,763)	(232,227)	(138,858)
Debt issuance costs	(33,333)	(1,666)	(3,349)
Other financing activities	3,408	9,202	2,970
Net cash provided by (used in) financing activities	75,127	(62,363)	222,126
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	40,874	25,272	(5,719)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	95,911	70,639	76,358
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$136,785	$95,911	$70,639

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$65,152	$52,323	$35,998
Income tax refunds	(2,157)	(41,610)	(17,954)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Property capitalized under operating leases	$25,830	$—	$—
Flight equipment acquired under finance leases	—	127,625	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2019, 2018 and 2017

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and operates non-airline related entities which include the development of Sunseeker Resort and related golf course, Allegiant Nonstop family entertainment centers, and Teesnap golf course management solution.

Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, and production processes (check-in, baggage handling and flight services) which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes its airline activities operate under one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services. The Company's non-airline related entities represent separate reportable segments and include Sunseeker Resort, and other non-airline activities. Refer to Note 15 for additional information.

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

The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), (the "New Lease Standard") effective January 1, 2019 using the modified retrospective transition approach. Under this method, the cumulative effect adjustment to the opening balance of retained earnings was recognized at the adoption date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption on January 1, 2019. See Recent Accounting Pronouncements below for further information.

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

Accounts Receivable

Accounts receivable are carried at face amount which approximates fair value. They consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from Enterprise Holdings Inc. based on terms in the rental car provider agreement, as well as income tax receivables, and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented. The Company also had outstanding receivables from a third party as of December 31, 2019 and 2018, of which $11.4 million and $12.7 million, respectively, was due more than one year after the balance sheet date and is classified with the Company's other assets.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income in shareholders’ equity.
Investment securities with original maturities of three months or less are classified as cash equivalents. Investment securities with original maturities greater than three months are classified as either short-term investments or long-term investments based on the maturity date in relation to the balance sheet date. Short term investments have a maturity date less than or equal to one year from the balance sheet date, and long-term investments have a maturity date greater than one year from the balance sheet date. As of December 31, 2019, the Company’s long-term investments consisted of corporate debt securities, federal agency debt securities, US Treasury Bonds, and municipal debt securities with contractual maturities of less than 24 months.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2019, 2018, and 2017. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the Airbus fleet. The allowance for expendable parts and supplies was $2.7 million and $14.4 million at December 31, 2019 and 2018, respectively, the decrease related to the retirement of the MD-80 fleet type in November 2018. Rotable aircraft parts inventories are included in property and equipment.

Operating Lease Right-of-Use Asset and Liability

The Company determines if an arrangement is a lease at inception and has lease agreements for office facilities, office equipment, certain airport and terminal facilities, and other space and assets with non-cancelable lease terms. Certain real estate and property leases, and various other operating leases are measured on the balance sheet with a lease liability and right-of-use asset ("ROU"). Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore excluded from consideration.

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

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the New Lease Standard. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet. Additionally, lease and non-lease components are accounted for as a single lease component for real estate agreements.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less any estimated salvage value. Property under finance leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate, and depreciation is recorded on a straight-line basis and is included within depreciation and amortization expense. The estimated useful lives of the principal asset classes are shown below.

Aircraft, engines and related rotable parts	10-25 years
Buildings and leasehold improvements	10-25 years
Equipment	3-10 years
Computer hardware and software	3-10 years

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

Interest is capitalized using the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the related asset(s) acquired/developed. Capitalized interest for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $2.4 million and $3.2 million, respectively.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to ten years. The Company had unamortized computer software development costs of $55.7 million and $41.3 million as of December 31, 2019 and 2018, respectively. Amortization expense related to computer software was $12.2 million, $14.1 million and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Aircraft Maintenance and Repair Costs

The Company accounts for all non-major maintenance and repair costs incurred for its Airbus fleet under the direct expense method. Under this method, maintenance and repair costs for aircraft are charged to operating expenses as incurred. Maintenance and repair costs includes all parts, materials, and line maintenance activities required to maintain the Company's fleet.

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2019 and 2018, the Company capitalized $64.1 million and $34.2 million of costs for engines with associated amortization expense of $11.1 million and $4.5 million, respectively. During 2019 and 2018, the Company capitalized $18.4 million and $15.5 million of costs for airframes with associated amortization expense of $14.9 million and $8.0 million, respectively.

Until the full retirement of the MD-80 aircraft in November 2018, the Company accounted for major maintenance costs of the MD-80 airframes and JT8D-219 engines, as well as all non-major maintenance and repair costs incurred for the MD-80 fleet, under the direct expense method.

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

For the years ended December 31, 2019 and 2018, the Company did not incur any impairment losses. For the year ended December 31, 2017, the Company incurred impairment losses related to various aircraft parts of $1.3 million, which were classified within Other operating expense.

For the year ended December 31, 2017, the Company also recorded a non-cash impairment charge of $35.3 million on its fleet of MD-80 aircraft, engines, and related assets, as a result of its review of fleet value. This represented a full impairment of these assets, and as such, these assets had no remaining book value as of December 31, 2017.

Revenue Recognition

Passenger revenue
Passenger revenue includes scheduled service revenue, ancillary air-related charges, and travel point redemptions from the co-branded Allegiant World Mastercard® credit card.

Scheduled service revenue consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided or when the itinerary expires unused. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Ancillary air-related charges include various unbundled services and products related to the flight such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services. Revenues from air-related charges are recognized when the transportation is provided. If a customer cancels a flight, a voucher may be issued for a future flight, at which time the associated revenue is recognized. Additionally, the Company estimates the value of vouchers that will expire unused and recognizes such revenue at the time of issuance.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Revenue from travel point redemptions from the co-branded credit card are described in the Affinity Credit Card Program section.

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

Other revenue
Other revenue is generated from non-airline activities as well as leasing aircraft and engines. Lease revenue is recognized ratably over the lease term.

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
Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $29.1 million, $28.8 million and $20.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. In third quarter 2019, the Company entered into a naming rights agreement with the Raiders of the National Football League for the professional football stadium in Las Vegas set to open in 2020. Prepayments and other associated advertising expenses will be recognized beginning in mid-2020 through the term of this agreement.

Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method as opposed to the treasury method. Under the two-class method, the Company attributes net income to two classes, common stock and unvested restricted stock awards. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities because they receive non-forfeitable rights to cash dividends at the same rate as common stock.

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

For the years ended December 31, 2019, 2018 and 2017, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Basic:
Net income	$232,117	$161,802	$198,148
Less net income allocated to participating securities	(3,413)	(2,106)	(2,965)
Net income attributable to common stock	$228,704	$159,696	$195,183
Earnings per share, basic	$14.27	$10.02	$12.14
Weighted-average shares outstanding	16,027	15,941	16,073
Diluted:
Net income	$232,117	$161,802	$198,148
Less net income allocated to participating securities	(3,410)	(2,104)	(2,962)
Net income attributable to common stock	$228,707	$159,698	$195,186
Earnings per share, diluted	$14.26	$10.00	$12.13
Weighted-average shares outstanding	16,027	15,941	16,073
Dilutive effect of stock options and restricted stock	51	53	74
Adjusted weighted-average shares outstanding under treasury stock method	16,078	15,994	16,147
Participating securities excluded under two-class method	(37)	(27)	(52)
Adjusted weighted-average shares outstanding under two-class method	16,041	15,967	16,095

Stock awards outstanding of 19,928; 77,037; and 5,752 shares (not in thousands) for 2019, 2018, and 2017, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The share-based cost is measured based on grant date fair value. The Company’s share-based employee compensation plan is more fully discussed in Note 12.

Income Taxes

The Company recognizes deferred income taxes based on the asset and liability method required by accounting standards. Deferred tax assets and liabilities are determined based on the timing differences between book basis for financial reporting purposes and tax basis of the asset and liability and measured using the enacted tax rates and provisions of the enacted tax law. A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines the net non-current deferred tax assets or liabilities separately for federal, state, foreign and other local jurisdictions.
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
Recent Accounting Pronouncements

In February 2016, the FASB issued the New Lease Standard. This standard requires leases, other than short-term, to be recognized on the balance sheet as a liability and a corresponding right-of-use asset.

This standard was effective for interim and annual reporting periods beginning after December 15, 2018 and the Company adopted the New Lease Standard as of January 1, 2019. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

The Company adopted the New Lease Standard using the modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, "Targeted Improvements - Leases (Topic 842)." Under this method, the cumulative effect adjustment to the opening balance of retained earnings was recognized at the adoption date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption on January 1, 2019.

The Company's consolidated balance sheet was affected by this standard, but the consolidated statement of income and liquidity were not significantly impacted. The most significant change to the consolidated balance sheet upon adoption on January 1, 2019 related to the recognition of new right-of-use (ROU) assets of $18.0 million and operating liabilities of $19.1 million. The Company's accounting for finance leases remains substantially unchanged. See Note 7 for more information on the impact of this standard.

Note 3 — Revenue Recognition

Passenger revenue allocation

Passenger revenue is the most significant category in our reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Scheduled service	$897,631	$898,653	$821,621
Ancillary air-related charges	770,206	621,939	547,860
Co-brand redemptions	15,118	13,109	2,556
Total passenger revenue	$1,682,955	$1,533,701	$1,372,037

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage.

The contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. Substantially all of the $212.2 million that was recorded in the air traffic liability balance at December 31, 2018 was recognized into passenger revenue during the twelve months ended December 31, 2019.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Balance at January 1	$10,708	$8,903
Points awarded	20,023	14,914
Points redeemed	(15,118)	(13,109)
Balance at December 31	$15,613	$10,708

As of December 31, 2019 and 2018, $11.6 million and $9.6 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Flight equipment	$2,289,157	$1,905,157
Computer hardware and software	171,516	140,385
Land and buildings/leasehold improvements	98,885	85,925
Other property and equipment	161,760	89,778
Total property and equipment	2,721,318	2,221,245
Less accumulated depreciation and amortization	(484,510)	(373,977)
Property and equipment, net	$2,236,808	$1,847,268

As of December 31, 2019, the Company had firm commitments to purchase 11 Airbus A320 series aircraft and seven engines which are expected to be delivered between 2020 and 2022.

As of December 31, 2019, the majority of the year-over-year increase in Other property and equipment noted above is related to the development of Sunseeker Resort.

Accrued capital expenditures as of December 31, 2019 and 2018 were $16.5 million and $5.5 million, respectively.

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Salaries, wages and benefits	$44,441	$34,406
Sunseeker Resort development	15,209	721
Passenger taxes and fees	14,653	10,982
Station expenses	14,573	12,918
Maintenance and repairs	12,713	11,016
Property taxes	12,272	8,017
Loyalty card program liability	11,567	9,625
Interest	6,514	14,276
Advertising accruals	3,303	4,337
Other accruals	26,448	15,729
Total accrued liabilities	$161,693	$122,027

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Fixed-rate debt and finance lease obligations due through 2029(1)	$235,071	$640,806
Variable-rate debt due through 2029	1,186,782	630,927
Total long-term debt and finance lease obligations, net of related costs	1,421,853	1,271,733
Less current maturities, net of related costs(1)	173,274	152,287
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,248,579	$1,119,446

Weighted average fixed-interest rate on debt	3.7%	5.3%
Weighted average variable-interest rate on debt	4.5%	4.2%

(1) As of December 31, 2018, $428.0 million of the Company's Unsecured Senior Notes were classified as long-term as the Company had the intent and ability to refinance the borrowings on a long-term basis. The Notes were refinanced in February 2019, as discussed below.

Maturities of long-term debt as of December 31, 2019, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2019
2020	$173,275
2021	185,025
2022	117,016
2023	104,183
2024	542,943
Thereafter	299,411
Total debt and finance lease obligations, net of related costs	$1,421,853

Total long-term debt is presented net of related costs of $23.6 million and $5.0 million at December 31, 2019 and 2018, respectively.

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

In October 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $23.5 million secured by one Airbus A320 series aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 3.2 percent and are payable in monthly installments through October 2024, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $18.6 million and $23.5 million, respectively, at the time of borrowing.

In March 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 3.8 percent and are payable in quarterly installments through April 2029, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $38.5 million and $44.0 million, respectively, at the time of borrowing.

In September 2018, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. These borrowings bear interest at a blended rate of 4.0 percent and are payable in quarterly installments through September 2028, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $37.8 million and $44.0 million, respectively, at the time of borrowing.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is entitled to borrow up to $81.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In December 2019, the Company drew down $81.0 million under this facility. Aircraft may remain in the collateral pool for up to two years, and, as of December 31, 2019, there were eight aircraft in the pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2021.

Other Secured Debt

In June 2019, the Company entered into an agreement to borrow $213.0 million secured by 23 aircraft, for which a portion of the proceeds were used to repay $112.2 million in debt. The borrowing bears interest at a floating rate based on LIBOR, and is payable in quarterly installments through June 2024.

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

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI may borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor (the “Project”). No amount has been drawn under this agreement as of December 31, 2019.

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

Finance Leases

The Company has finance lease obligations related to five aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2019, but did not result in any significant cash receipts or cash payments during the year. See Note 7 for more information on finance lease obligations.

Note 7 — Leases

Total rental expense for operating leases for the years ended December 31, 2019, 2018 and 2017 was $15.0 million, $12.7 million and $9.0 million, respectively.

The Company had five aircraft under finance leases as of December 31, 2019 with remaining terms to 2029.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year ended
(in thousands)	Classification on the Statements of Income	December 31, 2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$6,517
Interest on lease liabilities	Interest expense	5,264
Operating lease cost	Station operations; Maintenance and repairs; Other operating expense	3,541
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	2,274
Total lease cost		$17,596

Lease position as of December 31, 2019

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of
(in thousands)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets, net	$22,081
Finance lease assets	Property and equipment, net	111,665
Total lease assets		$133,746

Liabilities
Current
Operating	Accrued liabilities	$2,662
Finance	Current maturities of long-term debt and finance lease obligations	7,666
Noncurrent
Operating	Other noncurrent liabilities	21,290
Finance	Long-term debt and finance lease obligations	107,930
Total lease liabilities		$139,548

Weighted-average remaining lease term
Operating leases		9.1 years
Finance leases		9.9 years
Weighted-average discount rate
Operating leases		4.3%
Finance leases		4.4%

Other Information

The table below presents supplemental cash flow information related to leases during the twelve months ended December 31, 2019.

Year ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,927
Operating cash flows for finance leases	5,264
Financing cash flows for finance leases	7,336

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2019.

(in thousands)	Operating Leases	Finance Leases
2020	$3,629	$12,600
2021	3,447	12,600
2022	3,428	11,095
2023	3,282	10,500
2024	2,946	10,500
Thereafter	12,431	92,959
Total lease payments	29,163	150,254
Less imputed interest	(5,211)	(34,658)
Total lease obligations	23,952	115,596
Less current obligations	(2,662)	(7,666)
Long-term lease obligations	$21,290	$107,930

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

Note 8 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. As repurchase authority is exhausted, the Board of Directors has, to date, authorized additional expenditures for share repurchases.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Shares repurchased(1)	103,943	—	604,497
Average price per share	$141.64	NA	$142.66
Total (in thousands)	$14,723	$—	$86,240

(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 27,700, 22,981, and 27,606 shares for 2019, 2018, and 2017 respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Total quarterly cash dividends declared, per share	$2.80	$2.80	$2.80
Total cash dividends paid (in thousands)	45,552	45,247	45,720

As of December 31, 2019, the Company had $85.3 million in unused share repurchase authority remaining under the Board approved program.

Note 9 — Fair Value Measurements

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2019			As of December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$42,653	$42,653	$—	$43,281	$43,281	$—
Commercial paper	5,807	—	5,807	29,138	—	29,138
Municipal debt securities	1,202	—	1,202	—	—	—
US Treasury Bonds	—	—	—	1,415	—	1,415
Total cash equivalents	49,662	42,653	7,009	73,834	43,281	30,553
Short-term
Commercial paper	161,286	—	161,286	180,846	—	180,846
Corporate debt securities	145,975	—	145,975	101,489	—	101,489
Federal agency debt securities	13,515	—	13,515	11,887	—	11,887
Municipal debt securities	12,237	—	12,237	14,252	—	14,252
US Treasury Bonds	2,915	—	2,915	5,990	—	5,990
Total short-term	335,928	—	335,928	314,464	—	314,464
Long-term
Corporate debt securities	15,396	—	15,396	37,334	—	37,334
US Treasury Bonds	146	—	146	2,901	—	2,901
Federal agency debt securities	—	—	—	11,291	—	11,291
Total long-term	15,542	—	15,542	51,526	—	51,526
Total financial instruments	$401,132	$42,653	$358,479	$439,824	$43,281	$396,543

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2019 or 2018.

Long-term Debt

As of December 31, 2019, none of the Company’s debt agreements are publicly held and, therefore, the estimated fair value of these notes is considered to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,329,882	$1,140,232	$703,372	$619,379	3
Publicly held debt	—	—	450,463	451,026	2
Total long-term debt	$1,329,882	$1,140,232	$1,153,835	$1,070,405

Other
Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 10 — Income Taxes

The Company is subject to income taxation in the United States, foreign countries and various state jurisdictions in which it operates. In accordance with income tax accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
In 2019, 2018, and 2017, the Company recorded net tax provisions of $69.1 million, $37.5 million and $0.9 million, respectively. Cash taxes, net of refunds, were $2.2 million, $41.6 million and $18.0 million, respectively.

Components of Income before Income Taxes from Continuing Operations
The components of income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
Domestic	$299,330	$195,843	$180,314
Foreign	1,917	3,475	18,693
Total	$301,247	$199,318	$199,007

Income Tax Provision/(Benefit)

The provision for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$(34)	$(3,707)	$(44,385)
State	505	(650)	664
Foreign	530	1,086	558
Total current	1,001	(3,271)	(43,163)
Deferred:
Federal	63,430	41,593	41,015
State	4,699	3,744	1,978
Foreign	—	(4,550)	1,029
Total deferred	68,129	40,787	44,022
Total income tax provision	$69,130	$37,516	$859

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Income tax expense at federal statutory rate	$63,262	$41,857	$68,639
State income taxes, net of federal income tax benefit	5,070	3,560	2,739
Federal tax reform impact	—	—	(74,738)
Foreign income tax expense	530	(3,464)	1,587
Other	268	(4,437)	2,632
Total income tax expense	$69,130	$37,516	$859

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets:
Accrued vacation	$907	$595
Accrued bonus	5,523	3,792
State taxes	88	86
Accrued property taxes	1,742	1,615
Stock-based compensation expense	1,415	1,310
Net operating loss	58,066	38,875
Less: valuation allowance	1,193	1,193
Total deferred tax assets	66,548	45,080
Deferred tax liabilities:
Prepaid expenses	6,211	4,436
Depreciation	278,554	202,595
Other	14,522	2,103
Total deferred tax liabilities	299,287	209,134
Net deferred tax liabilities	$232,739	$164,054

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2019, the Company recognized federal and state net operating loss carryforwards for income tax purposes in the amount of $56.5 million and $1.5 million, respectively. Federal net operating loss carryforwards will not expire per the Tax Act. The majority of the state net operating loss carryforward amounts will expire between 2022 and 2037 while some state net operating losses have an indefinite carryforward period.

The Company previously recognized a federal capital loss carryforward of $0.7 million, as remeasured pursuant to the Tax Act, as of December 31, 2016 which begins to expire in 2021. As of December 31, 2019, the Company also recognized foreign tax credit and R&D tax credit carryforward in the amount of $2.5 million and $1.9 million which begin to expire in 2028 and 2024, respectively.

Tax Contingencies

The reconciliation of the Company's tax contingencies is as follows:

	As of December 31,
(in thousands)	2019	2018	2017
Beginning Balance	$4,175	$778	$837
Increases for tax position of prior years	—	3,364	251
Increases for tax position of current year	146	293	46
Decreases for tax positions of prior years	(135)	(10)	—
Settlements	(216)	(110)	(356)
Decreases for lapses in statute of limitations	—	(140)	—
Ending Balance	$3,970	$4,175	$778

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company’s income tax returns are subject to examination by the Internal Revenue Service as well as other taxing jurisdictions. The timing of the resolution of income tax examinations is uncertain, and the ultimate resolution with these taxing authorities may differ from the amounts accrued. Therefore, the Company cannot currently provide an estimate of the range of possible outcomes in the next twelve months.

Note 11— Related Party Transactions

During the years ended December 31, 2019 and 2018, there were no related party transactions that required disclosure.

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

Entities owned or controlled by the Company's Chairman and CEO were paid for the building of corporate training content. The Company made no payments during 2019 and 2018 and paid $0.2 million in 2017. No further payments are expected.

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

The Company recognized expense under this plan of $19.0 million, $19.1 million and $14.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-based employee compensation

The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2016 Long-Term Incentive Plan (the "2016 Plan"). The 2016 Plan is administered by the Company’s compensation committee of the Board of Directors. As of December 31, 2019, a portion of unexercised cash-settled SARs remain outstanding under the 2006 Long-Term Incentive Plan which has otherwise expired.

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

The following table provides information about the Company’s ESPP activity during 2019, 2018, and 2017:

	Total number of shares purchased	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
As of December 31, 2017	18,498	$126.81	$14.09
As of December 31, 2018	33,300	$134.31	$16.79
As of December 31, 2019	38,464	$133.54	$23.51
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. The Company increased the discount from 10 percent to 15 percent for the second offering period of 2018. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense of $19.2 million, $15.6 million and $14.0 million, respectively, related to restricted stock, stock options, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost was $28.5 million for unvested restricted stock expected to be recognized over a weighted-average period of 1.22 years. As of December 31, 2019, there was no unrecognized compensation cost for either cash-settled SARs or stock options.

Stock options

The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The contractual terms of the Company’s stock option awards granted range from five to ten years. A summary of option activity as of December 31, 2019, 2018 and 2017, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2016	43,589	$84.04	1.55	$3,590
Exercised	(16,014)	60.20
Outstanding at December 31, 2017	27,575	$97.88	0.72	$1,568
Exercised	(17,838)	92.04
Outstanding at December 31, 2018	9,737	$108.59	0.18	$—
Exercised	(9,737)	108.59
Outstanding at December 31, 2019	—	$—	0.00	$—

During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of options exercised was $0.2 million, $1.4 million and $1.3 million, respectively. Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.6 million and $1.0 million, respectively.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2019, 2018 and 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2016	253,658	$146.01
Granted	125,442	165.61
Vested	(91,338)	145.08
Forfeited	(94,872)	157.95
Non-vested at December 31, 2017	192,890	$153.32
Granted	102,842	155.02
Vested	(85,410)	153.85
Forfeited	(14,128)	154.65
Non-vested at December 31, 2018	196,194	$153.88
Granted	218,477	143.72
Vested	(104,816)	152.07
Forfeited	(15,047)	148.97
Non-vested at December 31, 2019	294,808	$147.25

The total fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $15.9 million, $13.4 million and $13.3 million, respectively.

Cash-settled SARs

Cash-settled SARs are liability classified awards for which the fair value and compensation expense recognized are updated monthly using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes pricing model was used to determine fair value as of December 31 of the years indicated below (all cash-settled SARs were fully vested as of December 31, 2019):

	2018	2017
Weighted-average volatility	35.0%	32.8%
Expected term (in years)	0.8	0.2 - 1.9
Risk-free interest rate	2.6%	0.6% - 1.9%
Dividend yield	1.68%	1.62%

These rights were fully vested as of December 31, 2019. Expected volatilities used for award valuation are based on the historical volatility of the Company's common stock price.

Expected term represents the weighted average time between the award’s grant date and its expected exercise date. The Company estimated the expected term assumption in 2019, 2018 and 2017 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the effect that paying a dividend has on the fair value of the Company's stock.

The contractual term of the Company’s cash-settled SARs awards granted is five years.

A summary of cash-settled SARs awards activity during the years ended December 31, 2019, 2018 and 2017 is presented below:

	# of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2016	104,608	$153.86
Forfeited	(14,682)	177.60
Exercised	(9,462)	106.25
Balance at December 31, 2017	80,464	$155.13
Forfeited	(12,890)	181.47
Exercised	(13,642)	98.37
Balance at December 31, 2018	53,932	$163.19
Exercised	(9,886)	135.53
Balance at December 31, 2019	44,046	$169.40	0.68	$204
Vested at December 31, 2019	44,046	$169.40	0.68	$204
Exercisable at December 31, 2019	44,046	$169.40	0.68	$204

Note 13 — Commitments and Contingencies

The Company leases assets including office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2020 to 2048. Refer to Note 7 for more information on the Company's lease agreements.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2019
2020	$204,521
2021	37,900
2022	21,000
Total purchase commitments	$263,421

The Company had no aircraft sub-service expense in 2019. In 2018 and 2017 aircraft sub-service expense was $0.9 million, and $3.1 million, respectively.

Aircraft Commitments

During 2019, the Company entered into purchase agreements for eight Airbus A320 series aircraft as well as a purchase agreement for seven spare engines. Under these contracts and others previously entered into, eight aircraft are expected to be acquired in 2020, two in 2021, and one in 2022. The seven spare engines are all expected to be acquired in 2020.

During 2018, the Company entered into a purchase agreement for one Airbus A320 series aircraft that has yet to be purchased as of the end of 2019. This aircraft is expected to be acquired in 2022.

During 2016, the Company entered into purchase agreements for two Airbus A320 series aircraft that have yet to be purchased as of the end of 2019. These aircraft are expected to be acquired in 2020.

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2019 the percentage of full-time equivalent employees for these pay groups were as follows:

As of December 31, 2019
Flight Attendants	31.6%
Pilots	21.7
Flight Dispatchers	0.8
Total	54.1%

See Item I - Business, for further discussion on the status of each group which has elected union representation.

The Company is subject to certain other legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 14 — Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Changes Charged to Statement of Income Accounts	Write Offs (net of recoveries)	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2019(1)	$14,410	$2,257	$(13,919)	$2,748
For the Year Ended December 31, 2018	13,756	2,624	(1,970)	14,410
For the Year Ended December 31, 2017(2)	7,205	6,551	—	13,756
(1) Increase in write offs mostly related to disposal of MD-80 fleet parts in 2019.
(2) Changes during the year and ending balance include additional reserve of $2.0 million related to the MD-80 impairment charge.

Note 15 — Segments

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

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering. As the Company's current strategy has a business to customer focus, rather than business to business, management determined that the best course of action for both entities would be to sell Teesnap and management is actively pursuing this avenue. The carrying value of the disposal group expected be transferred in the sale is approximately $7.6 million as of December 31, 2019.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Year Ended December 31, 2019
Operating revenue:
Passenger	$1,682,955	$—	$—	$1,682,955
Third party products	70,012	—	—	70,012
Fixed fee contract	65,057	—	—	65,057
Other	4,474	2,048	16,419	22,941
Operating income (loss)	388,740	(6,588)	(18,202)	363,950
Interest expense, net	58,112	1,694	—	59,806
Depreciation and amortization	151,060	1,250	3,542	155,852
Capital expenditures	438,765	66,659	18,304	523,728
Year Ended December 31, 2018
Operating revenue:
Passenger	$1,533,701	$—	$—	$1,533,701
Third party products	58,060	—	—	58,060
Fixed fee contract	50,286	—	—	50,286
Other	17,125	601	7,674	25,400
Operating income (loss)	255,888	(3,299)	(9,130)	243,459
Interest expense, net	44,534	2	—	44,536
Depreciation and amortization	127,460	129	1,762	129,351
Capital expenditures	290,998	32,635	16,657	340,290
Year Ended December 31, 2017
Operating revenue:
Passenger	$1,372,037	$—	$—	$1,372,037
Third party products	52,707	—	—	52,707
Fixed fee contract	48,708	—	—	48,708
Other	34,456	20	3,275	37,751
Operating income (loss)	237,055	(70)	(6,355)	230,630
Interest expense, net	33,182	—	—	33,182
Depreciation and amortization	119,421	—	2,292	121,713
Capital expenditures	543,706	22,287	2,446	568,439

Total assets were as follows as of the dates indicated:

(in thousands)	As of December 31, 2019	As of December 31, 2018
Airline	$2,830,236	$2,422,522
Sunseeker Resort	133,362	56,047
Other non-airline	47,205	20,099
Consolidated	$3,010,803	$2,498,668

Note 16 — Subsequent Events

As of February 13, 2020, the Company entered into an amendment to the Term Loan under which the interest rate has been reduced by 150 basis points, the principal amount of the debt was increased by $100.0 million to $545.5 million and the quarterly payments of principal were increased to $1.4 million. The remaining provisions of the Term Loan remain substantially unchanged, including the maturity date of February 2024.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control- Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting
We have audited Allegiant Travel Company’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2020

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2020, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2020, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2020, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2020, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2020, which Proxy Statement is to be filed with the Commission.

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

—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 23, 2019. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on October 24, 2019).
3.3	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
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

10.5	2016 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)
10.6
Form of Restricted Stock Agreement used for Directors of the Company. (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.7
Form of Stock Option Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.8
Form of Restricted Stock Agreement used for Employees of the Company. (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)

10.9
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

10.11
Construction Loan Agreement dated as of March 18, 2019 between TPG Specialty Lending, Inc., SSPC 1, LLC, and SSPC 2, LLC (as “Lenders”), TPG Specialty Lending, Inc. (as “Agent”) and Sunseeker Florida, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019) (2)

10.12
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of March 18, 2019 between TPG Specialty Lending, Inc. (“Agent”) and Sunseeker Florida, Inc. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019)

10.13
Guaranty of Completion dated as of March 18, 2019 among Allegiant Travel Company and Sunrise Asset Management, LLC for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019)

10.14
Non-Recourse Carve-out Guaranty Agreement dated as of March 18, 2019 from Allegiant Travel Company for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019)

10.15
Guaranty of Payment dated as of March 18, 2019 from Allegiant Travel Company for the benefit of TPG Specialty Lending, Inc., SSPC 1, LLC and SSPC 2, LLC. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019)

Exhibit Number	Description
10.16
Pledge and Security Agreement dated as of March 18, 2019 by Sunseeker Resorts, Inc. for the benefit of TPG Specialty Lending, Inc.,  SSPC 1, LLC and SSPC 2, LLC. (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the Commission on May 8, 2019)

10.17
Credit Agreement dated as of June 24, 2019 among Sunrise Asset Management, Bank of America Leasing and Capital, LLC, Sumitomo Mitsui Banking Corporation and Bank of Utah, as agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on July 31, 2019) (3)

10.18	Employment Agreement dated as of October 1, 2019, between the Company and John Redmond. (1)
10.19
First Amendment dated February 13, 2020, to Credit and Guaranty Agreement, dated as of February 5, 2019, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 18, 2020).

12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017 (v) Consolidated Cash Flow Statements for the years ended December 31, 2019, 2018 and 2017 (vi) the Notes to the Consolidated Financial Statements. (4)

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

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 27, 2020.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Gregory Anderson and Maurice J. Gallagher, Jr., and each of them acting alone, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 27, 2020
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	February 27, 2020
John Redmond

/s/ Gregory Anderson	Chief Financial Officer	February 27, 2020
Gregory Anderson	(Principal Financial Officer and Principal Accounting Officer)

	Director	February 27, 2020
Montie Brewer

/s/ Gary Ellmer	Director	February 27, 2020
Gary Ellmer

/s/ M. Ponder Harrison	Director	February 27, 2020
M. Ponder Harrison

/s/ Linda Marvin	Director	February 27, 2020
Linda Marvin

/s/ Charles W. Pollard	Director	February 27, 2020
Charles W. Pollard