Form 10-Q
period 2020-03-31
Allegiant Travel CO
filed 2020-05-22
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 21, 2020, the registrant had 16,200,067 shares of common stock, $.001 par value per share, outstanding.

EXPLANATORY NOTE

On March 25, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (the "SEC Order") under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak. As described in our Form 8-K filed with the SEC on April 30, 2020, we are filing this Form 10-Q on a delayed basis, but within the period required by the SEC Order.

Allegiant Travel Company
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$138,361	$121,888
Restricted cash	15,671	14,897
Short-term investments	314,946	335,928
Accounts receivable	190,108	25,516
Expendable parts, supplies and fuel, net	28,700	28,375
Prepaid expenses and other current assets	43,011	35,617
TOTAL CURRENT ASSETS	730,797	562,221
Property and equipment, net	2,210,721	2,236,808
Long-term investments	11,019	15,542
Deferred major maintenance, net	133,424	129,654
Operating lease right-of-use assets, net	70,260	22,081
Deposits and other assets	35,686	44,497
TOTAL ASSETS:	$3,191,907	$3,010,803
CURRENT LIABILITIES
Accounts payable	$62,460	$27,667
Accrued liabilities	154,009	161,693
Air traffic liability	303,835	249,950
Current maturities of long-term debt and finance lease obligations, net of related costs	223,600	173,274
TOTAL CURRENT LIABILITIES	743,904	612,584
Long-term debt and finance lease obligations, net of current maturities and related costs	1,264,389	1,248,579
Deferred income taxes	292,126	232,520
Other noncurrent liabilities	81,585	33,569
TOTAL LIABILITIES:	2,382,004	2,127,252
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(651,352)	(617,579)
Additional paid in capital	295,267	289,933
Accumulated other comprehensive income (loss), net	(624)	98
Retained earnings	1,166,589	1,211,076
TOTAL EQUITY:	809,903	883,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,191,907	$3,010,803

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES:
Passenger	$378,911	$419,977
Third party products	15,976	17,141
Fixed fee contracts	8,919	10,575
Other	5,375	3,929
Total operating revenues	409,181	451,622
OPERATING EXPENSES:
Salary and benefits	112,646	119,411
Aircraft fuel	88,813	99,682
Station operations	40,999	38,965
Depreciation and amortization	43,699	36,182
Maintenance and repairs	21,795	22,824
Sales and marketing	18,455	20,926
Aircraft lease rental	962	—
Other	26,717	22,554
Special charges	172,900	—
Total operating expenses	526,986	360,544
OPERATING INCOME (LOSS)	(117,805)	91,078
OTHER (INCOME) EXPENSES:
Interest expense	18,153	18,083
Capitalized interest	(4,067)	(1,503)
Interest income	(2,311)	(3,201)
Loss on debt extinguishment	1,222	3,677
Other, net	(76)	103
Total other expenses	12,921	17,159
INCOME (LOSS) BEFORE INCOME TAXES	(130,726)	73,919
INCOME TAX PROVISION (BENEFIT)	(97,717)	16,795
NET INCOME (LOSS)	$(33,009)	$57,124
Earnings (loss) per share to common shareholders:
Basic	$(2.08)	$3.52
Diluted	$(2.08)	$3.52
Shares used for computation:
Basic	15,952	16,011
Diluted	15,952	16,013

Cash dividends declared per share:	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET INCOME (LOSS)	$(33,009)	$57,124
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(733)	477
Foreign currency translation adjustments	11	(6)
Total other comprehensive income (loss)	(722)	471
TOTAL COMPREHENSIVE INCOME (LOSS)	$(33,731)	$57,595

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	113	—	5,334	—	—	—	5,334
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Cash dividends declared, $0.70 per share for the year	—	—	—	—	(11,478)	—	(11,478)
Other comprehensive loss	—	—	—	(722)	—	—	(722)
Net loss	—	—	—	—	(33,009)	—	(33,009)
Balance at March 31, 2020	16,199	$23	$295,267	$(624)	$1,166,589	$(651,352)	$809,903

	Three Months Ended March 31, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	118	—	5,312	—	—	—	5,312
Shares repurchased by the Company and held as treasury shares	(17)	—	—	—	—	(2,279)	(2,279)
Cash dividends declared, $0.70 per share	—	—	—	—	(11,394)	—	(11,394)
Other comprehensive income (loss)	—	—	—	471	(551)	—	(80)
Net income	—	—	—	—	57,124	—	57,124
Cumulative effect of the New Lease Standard	—	—	—	—	(550)	—	(550)
Balance at March 31, 2019	16,284	$23	$276,247	$(190)	$1,069,690	$(607,316)	$738,454

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(33,009)	$57,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,699	36,182
Special charges	163,360	—
Other adjustments	67,890	18,916
Changes in certain assets and liabilities:
Air traffic liability	53,885	64,011
Other - net	(189,508)	(16,136)
Net cash provided by operating activities	106,317	160,097
Cash flows from investing activities:
Purchase of investment securities	(105,382)	(68,447)
Proceeds from maturities of investment securities	130,720	124,472
Purchase of property and equipment, including capitalized interest	(134,483)	(122,551)
Other investing activities	2,283	6,973
Net cash used in investing activities	(106,862)	(59,553)
Cash flows from financing activities:
Cash dividends paid to shareholders	(11,478)	(11,394)
Proceeds from the issuance of debt	128,296	494,000
Repurchase of common stock	(33,773)	(2,279)
Principal payments on debt and finance lease obligations	(62,723)	(386,329)
Debt issuance costs	(2,530)	(30,060)
Other financing activities	—	(2,615)
Net cash provided by financing activities	17,792	61,323
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	17,247	161,867
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	136,785	95,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$154,032	$257,778

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$12,031	$20,924
Income tax payments (refunds)	22	(4,490)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$50,218	$23,320
Purchases of property and equipment in accrued liabilities	46,452	3,565

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2019 and filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company adopted this accounting standard prospectively as of January 1, 2020, and it did not have a significant impact on its consolidated financial statements.

Note 2 — Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization (“WHO”) declared COVID-19 a “pandemic” on March 11, 2020 and the U.S. government declared a national state of emergency on March 13, 2020. The U.S. government has implemented enhanced screenings, quarantine requirements and other travel restrictions in connection with the COVID-19 outbreak. U.S. state governments have instituted similar measures, such as “shelter-in-place” requirements, and declared states of emergency. In addition, the U.S. government has strongly recommended “social distancing” measures, including avoiding gathering in groups of more than 10 people and avoiding discretionary travel. Many attractions in the leisure destinations the Company serves, such as Walt Disney World in Orlando, Florida and Las Vegas hotels, have temporarily closed, also impacting travel to these destinations.

Government restrictions and consumer fears relating to COVID-19 have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings. While the Company performed largely as expected in January and February of 2020, a severe reduction in air travel during March 2020 resulted in a 36.0 percent decline in operating revenues for March 2020 as compared to March 2019. To the date of this report, a steep decline in demand has continued throughout the airline industry, and the Company is continuously reevaluating flight schedules based on demand trends.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020, providing support for the airline industry and other businesses and individuals.

The Company has taken many actions to mitigate the effects of COVID-19 on its business, as outlined below:

Network and Customer Experience

•	Reduced April capacity by 87.4 percent

•	Continually evaluating forward schedules to adjust capacity according to demand trends

•	Waived change and cancellation fees for all customers

•	Extended expiry on credit vouchers to two years

•	Offered refunds on all flights canceled by the Company and also on itineraries canceled by customers

Cash Outlay Reduction

•	Suspended all stock buybacks and dividends

•	Executives have reduced salaries by 50 percent and Board members are foregoing cash compensation

•	Enacted a hiring freeze and offering voluntary leave

–	More than 1,100 team members are currently participating in some form of pay reduction program

•	Suspended nearly all contractor positions, subscriptions, non-essential training and travel

•	Suspended all non-essential capital expenditures including, but not limited to, Sunseeker Resorts, Teesnap and Allegiant Nonstop family entertainment centers

•	Extended payment terms and renegotiating contracts with vendors

Liquidity Response

•	Implemented immediate and meaningful cash burn reductions, which is the Company's most effective way to manage liquidity

•	Received additional financing of $31.0 million in April 2020, secured by two aircraft

•	As of April 30, 2020 the Company had 28 unencumbered aircraft and eight unencumbered spare engines

•
In April 2020, signed payroll support agreement with U.S. Department of Treasury (the "Treasury") in the amount of $171.9 million comprised of $150.3 million in direct grants and a $21.6 million low-interest, unsecured 10-year loan

–	Received first installment of $86.0 million in April, with remainder expected over the next three months

–	The Company will issue warrants to the U.S. Department of the Treasury to purchase 25,898 shares at a strike price of $83.33 per share

•
Expect to receive federal income tax refunds in 2020 and 2021 of up to $194.0 million related to 2018, 2019, and 2020 net operating loss carrybacks due to the change in loss carryback period under the CARES Act

•	Submitted application under the Loan Program under CARES Act with the option to access up to $276.0 million secured loan by the end of September 2020

Given the above actions and the Company's assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, the Company expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity as discussed above, and projected cash flows from operations.

Special Charges

The effects of COVID-19 triggered an impairment review as of March 31, 2020, and due to the uncertainty of our non-airline activity moving forward a non-cash impairment charge was recognized during the first quarter (see Note 12 for additional detail). The Company also identified expenses that were unique and specific to COVID-19. This includes salary expense, additional aircraft cleaning expense, and other various expenses. See below for a summary of charges by segment:

(in thousands)	Airline	Sunseeker Resort	Other non-airline	Total
COVID-19 related expenses	$9,540	$—	$—	$9,540
Impairment of assets (non-cash)	—	136,793	26,567	163,360
Total special charges	$9,540	$136,793	$26,567	$172,900

Note 3 — Revenue Recognition

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Scheduled service	$197,261	$234,772
Ancillary air-related charges	176,964	181,700
Co-brand redemptions	4,686	3,505
Total passenger revenue	$378,911	$419,977

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of March 31, 2020, approximately 45 percent of the air traffic liability balance was related to forward bookings, with the remaining 55 percent related to credit vouchers for future travel.

The contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. During the three months ended March 31, 2020, $191.6 million was recognized into passenger revenue that was recorded in the air traffic liability balance of $250.0 million at December 31, 2019.

In April 2020, the Company announced that credits issued for canceled travel in April through the end of the COVID-19 pandemic will have an extended expiration date which is two years from the original booking date. This change will be considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at January 1	$15,613	$10,708
Points awarded (deferral of revenue)	6,354	4,164
Points redeemed (recognition of revenue)	(4,686)	(3,505)
Balance at March 31	$17,281	$11,367

As of March 31, 2020 and 2019, $12.5 million and $8.9 million, respectively, of the current points liability is reflected in Accrued liabilities and represents the Company's current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, the Company will continue to monitor redemption patterns and may adjust its estimates in the future.

Note 4 — Property and Equipment

Property and equipment:

(in thousands)	March 31, 2020	December 31, 2019
Flight equipment, including pre-delivery deposits	$2,397,141	$2,289,157
Computer hardware and software	153,842	171,516
Land and buildings/leasehold improvements	81,954	98,885
Other property and equipment	80,816	161,760
Total property and equipment	2,713,753	2,721,318
Less accumulated depreciation and amortization	(503,032)	(484,510)
Property and equipment, net	$2,210,721	$2,236,808

Accrued capital expenditures as of March 31, 2020 and December 31, 2019 were $46.5 million and $16.5 million, respectively.

Note 5 — Long-Term Debt

Long-term debt and finance lease obligations:

(in thousands)	March 31, 2020	December 31, 2019
Fixed-rate debt and finance lease obligations due through 2029	$230,531	$235,071
Variable-rate debt due through 2029	1,257,458	1,186,782
Total long-term debt and finance lease obligations, net of related costs	1,487,989	1,421,853
Less current maturities, net of related costs	223,600	173,274
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,264,389	$1,248,579

Weighted average fixed-interest rate on debt	3.8%	3.7%
Weighted average variable-interest rate on debt	3.7%	4.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2020 and for the next four years and thereafter, in the aggregate, are: remaining in 2020 - $140.9 million; 2021 - $185.8 million; 2022 - $117.8 million; 2023 - $105.0 million; 2024 - $639.1 million; and $299.4 million thereafter.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In 2019 the Company drew down $81.0 million under this facility. Aircraft remain in the collateral pool for up to two years, and, as of March 31, 2020, there were eight aircraft in the collateral pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2021.

Term Loan

In February 2019, the Company entered into a Credit and Guaranty Agreement (the “Term Loan”) to borrow $450.0 million, guaranteed by all of the Company's subsidiaries, excluding Sunseeker Resorts Inc. and its subsidiaries, and other insignificant subsidiaries (the "Term Loan Guarantors"). In February 2020 the Company entered into an amendment to the Term Loan under which the interest rate was reduced by 150 basis points, and the principal amount of the debt was increased by a net amount of $100.0 million to $545.5 million. Quarterly principal payments increased under the amendment, but the remaining provisions were substantially unchanged, including the maturity date. The Term Loan is secured by substantially all property and assets of the Company and the Term Loan Guarantors, excluding aircraft and aircraft engines, and excluding certain other assets. The Term Loan bears interest based on LIBOR and provides for quarterly interest payments along with quarterly principal payments of $1.4 million through February 2024, at which time the Term Loan is due. The Term Loan may be prepaid at any time without penalty.

Note 6 — Income Taxes

The Company recorded a $97.7 million tax benefit for the three months ended March 31, 2020, which was 74.7 percent of loss before taxes, compared to a $16.8 million tax provision, or 22.7 percent of income before taxes, for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses against taxable income in earlier years in which 35.0 percent was the enacted tax rate; the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years; a deferred tax remeasurement related to the 2020 tax year; and state taxes.

Note 7 — Leases

The Company evaluates all operating leases and they are measured on the balance sheet with a lease liability and right-of-use asset (“ROU”) at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore not recorded as ROU assets.

(in thousands)	Classification on the Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$70,260	$22,081
Finance lease assets(2)	Property and equipment, net	110,036	111,665
Total lease assets		$180,296	$133,746

Liabilities
Current
Operating(1)	Accrued liabilities	$5,954	$2,662
Finance(2)	Current maturities of long-term debt and finance lease obligations	7,750	7,666
Noncurrent
Operating(1)	Other noncurrent liabilities	66,545	21,290
Finance(2)	Long-term debt and finance lease obligations	105,960	107,930
Total lease liabilities		$186,209	$139,548

(1) Represents assets and liabilities of three aircraft, office facilities, office equipment, certain airport and terminal facilities, and other assets under operating lease
(2) Represents assets and liabilities of five aircraft under finance lease

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2020.

Financial instruments measured at fair value on a recurring basis:

	March 31, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$47,774	$47,774	$—	$42,653	$42,653	$—
Commercial paper	7,135	—	7,135	5,807	—	5,807
Municipal debt securities	4,547	—	4,547	1,202	—	1,202
Total cash equivalents	59,456	47,774	11,682	49,662	42,653	7,009
Short-term
Corporate debt securities	158,060	—	158,060	145,975	—	145,975
Commercial paper	142,667	—	142,667	161,286	—	161,286
Municipal debt securities	8,678	—	8,678	12,237	—	12,237
US Treasury bonds	3,076	—	3,076	2,915	—	2,915
Federal agency debt securities	2,465	—	2,465	13,515	—	13,515
Total short-term	314,946	—	314,946	335,928	—	335,928
Long-term
Federal agency debt securities	11,019	—	11,019	—	—	—
Corporate debt securities	—	—	—	15,396	—	15,396
US Treasury bonds	—	—	—	146	—	146
Total long-term	11,019	—	11,019	15,542	—	15,542
Total financial instruments	$385,421	$47,774	$337,647	$401,132	$42,653	$358,479

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,397,339	$1,235,274	$1,329,882	$1,140,232	3

Due to their short-term nature, the carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

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

For the three months ended March 31, 2020 and 2019, respectively, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in table are in thousands):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income (loss)	$(33,009)	$57,124
Less net income allocated to participating securities	(236)	(799)
Net income (loss) attributable to common stock	$(33,245)	$56,325
Earnings (loss) per share, basic	$(2.08)	$3.52
Weighted-average shares outstanding	15,952	16,011
Diluted:
Net income (loss)	$(33,009)	$57,124
Less net income allocated to participating securities	(236)	(798)
Net income (loss) attributable to common stock	$(33,245)	$56,326
Earnings (loss) per share, diluted	$(2.08)	$3.52
Weighted-average shares outstanding	15,952	16,011
Dilutive effect of stock options and restricted stock	62	31
Adjusted weighted-average shares outstanding under treasury stock method	16,014	16,042
Participating securities excluded under two-class method	(62)	(29)
Adjusted weighted-average shares outstanding under two-class method	15,952	16,013

Note 10 — Commitments and Contingencies

As of March 31, 2020, the Company had commitments to purchase eight Airbus A320 aircraft as well as purchase agreements for four spare engines.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	March 31, 2020
Remaining in 2020	$126,141
2021	37,900
2022	21,000
Total commitments	$185,041

Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Segments

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the operation of Kingsway golf course. Due to the various impacts of COVID-19, the Company suspended construction of Sunseeker Resort and temporarily closed operation of Kingsway golf course. At this time, it is uncertain when construction will resume and when the golf course will re-open. The Company recognized a $136.8 million non-cash impairment charge related to Sunseeker assets in the first quarter 2020 (refer to Note 12 for additional information).

Other non-Airline Segment

The other non-airline segment includes the Teesnap golf course management solution and Allegiant Nonstop family entertainment centers. Allegiant Nonstop family entertainment centers are comprised of games, attractions, and food facilities.

Due to the impacts of COVID-19, the Company temporarily closed the Allegiant Nonstop location in Warren, MI, and permanently closed the Allegiant Nonstop location in Clearfield, Utah. The Company also permanently discontinued all activity for the Allegiant Nonstop location in West Jordan, Utah, which was being developed. An $18.3 million non-cash impairment charge was recognized in connection with these closures (refer to Note 12 for additional information).

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering. In the first quarter of 2020, the Company recognized a non-cash $8.3 million impairment charge over Teesnap assets (refer to Note 12 for additional information). Teesnap remains an asset held for sale.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline(1)	Sunseeker Resort(2)	Other non- airline(3)	Consolidated
Three Months Ended March 31, 2020
Operating revenue:
Passenger	$378,911	$—	$—	$378,911
Third party products	15,976	—	—	15,976
Fixed fee contract	8,919	—	—	8,919
Other	876	621	3,878	5,375
Operating income (loss)	51,119	(139,235)	(29,689)	(117,805)
Interest expense, net	11,199	576	—	11,775
Depreciation and amortization	42,451	476	772	43,699
Capital expenditures	118,899	45,160	442	164,501
Three Months Ended March 31, 2019
Operating revenue:
Passenger	$419,977	$—	$—	$419,977
Third party products	17,141	—	—	17,141
Fixed fee contract	10,575	—	—	10,575
Other	631	902	2,396	3,929
Operating income (loss)	98,490	(1,222)	(6,190)	91,078
Interest expense, net	13,221	158	—	13,379
Depreciation and amortization	35,229	156	797	36,182
Capital expenditures	108,920	5,275	8,356	122,551
(1) Includes $9.5 million special charge in the first quarter 2020
(2) Includes $136.8 million special charge in the first quarter 2020
(3) Includes $26.6 million special charge in the first quarter 2020

Total assets were as follows as of the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Airline	$3,132,812	$2,830,236
Sunseeker Resort	38,223	133,362
Other non-airline	20,872	47,205
Consolidated	$3,191,907	$3,010,803

Note 12 — Impairment

Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired.

As described in Note 2, in the first quarter of 2020, our operations and liquidity were significantly impacted by decreased passenger demand and U.S. government travel restrictions and quarantine requirements due to COVID-19. As a result of these events and circumstances, the Company performed impairment tests on its long-lived assets in connection with the preparation of its financial statements.

In accordance with ASC 360, an impairment of a long-lived asset or group of long-lived assets exists only when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the carrying value of the assets. Assets were grouped by operating segment when estimating future cash flows, and further grouped within each segment as applicable. Estimates of future cash flows were generally based on historical results, and management's best estimate of future market and operating conditions.

Airline Segment

Long-lived assets for the Airline segment consist primarily of owned flight and ground equipment. To test the recoverability of the Company's airline operating fleet, undiscounted future cash flows for each aircraft under the Company's current expected operating fleet plan were assessed and it was determined that there was no impairment as of March 31, 2020. As the Company obtains greater clarity about the duration and extent of reduced demand and potentially executes further capacity adjustments, the Company will continue to evaluate its current fleet compared to network requirements and may decide to permanently retire aircraft.

Sunseeker Resort Segment

Long-lived assets for Sunseeker Resort and related Kingsway golf course consist primarily of the land, construction in process, building, and other various equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. A $136.8 million impairment charge was recorded to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market transactions.

Other non-Airline Segment

Long-lived assets for Allegiant Nonstop family entertainment centers consist primarily of leasehold improvements, arcade games, various equipment, and ROU assets. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. An $18.3 million impairment charge was recorded to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market trends.

Long-lived assets for Teesnap consist primarily of capitalized software and computer equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. Management does not expect to recover any of the book value of the assets through operations, and an $8.3 million impairment charge was recorded to write down all long-lived assets to a net book value of zero. This reflects management's best estimate of the fair value of these assets based on recent market trends.

Note 13 — Subsequent Events

On April 20, 2020, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Agreement (the “PSPA”) with the Treasury for an award Allegiant Air will receive under the CARES Act. The total amount allocated to Allegiant Air under the Payroll Support Program established under the CARES Act is approximately $171.9 million, and is to be received in installments. The Company received the first installment of the grant in April 2020, which totaled $86.0 million. The majority of the remaining support under the PSPA is expected to be received in the second quarter 2020. The proceeds must be used exclusively for wages, salaries and benefits.

In consideration for the grant, Allegiant Air issued to Treasury a low-interest rate, senior unsecured term promissory note (the “PSP Note”) which, when the full amount of the award is funded, will be in the principal amount of approximately $21.6 million. The PSP Note will mature 10 years after issuance. The PSP Note is guaranteed by the Company and is prepayable at any time at par.

Also in consideration for the grant, the Company will issue to Treasury warrants (the “PSP Warrants”) to purchase 25,898 shares of common stock of the Company at a price of $83.33 per share (based on the closing price of the Company’s common stock on The Nasdaq Global Select Market on April 9, 2020). The PSP Warrants will expire five years after issuance, and will be exercisable either through net share settlement or cash, at the Company’s option. The PSP Warrants will include customary anti-dilution provisions, will not have any voting rights and will be freely transferable, with registration rights.

In connection with the PSPA, the Company will be required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2020 and 2019. Also discussed is our financial position as of March 31, 2020 and December 31, 2019. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
A319	38	37	37
A320 (1)	57	54	47
Total	95	91	84
(1) Does not include seven aircraft of which we have taken delivery, but were not yet in service as of March 31, 2020.

As of March 31, 2020, we had firm commitments to purchase eight aircraft. We expect delivery of five of these aircraft in 2020 and the remaining aircraft in 2021 and 2022. In light of the inherent uncertainties of the current operating environment impacted by the COVID-19 pandemic, we are considering parking as many as 25 of our aircraft, which we will reinstate or permanently retire as circumstances and air travel demand for our services dictate. We continue to evaluate and consider aircraft acquisitions on an opportunistic basis.

NETWORK

As of March 31, 2020, we were selling 520 routes versus 450 as of the same date last year, which represents a 15.6 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 97 and 27, respectively, as of March 31, 2020.

Given the fluidity of the current environment amid the effects of COVID-19, we have made significant capacity reductions for the second quarter.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We are currently leveraging this core strength, just at a much more significant contracting level than normal seasonal demand changes require. We are maintaining a broad network and selling presence. We consistently monitor flights that are a week or more out to assess for cash profitability. Additionally, we will provide any essential air service as directed by the U.S. Department of Transportation, in connection with our Payroll Support agreement under the CARES Act.

TRENDS

The COVID-19 pandemic and shelter-in-place directives have greatly impacted our operating results for first quarter 2020 and will continue to do so into the future. Air traffic demand is down precipitously, and air fares are down as well. We cannot predict when air travel will begin to pick up to customary levels or at what pace. In the meantime, our revenues will be adversely affected. If there is a relapse of increasing COVID-19 cases, hospitalizations and deaths, future restrictions will further harm leisure travel and our operating results.
The impacts of the pandemic have resulted in cancellations of many flights for myriad reasons. It is likely that higher than normal cancellations will continue into the future. We are closely monitoring bookings and making decisions on a round-trip basis to determine profitability of flights a week or more in advance. This requires a lot of work in the short-term, but allows us to react immediately whenever and wherever demand begins to return, on a route-by-route basis. We have seen mild sequential improvements in May bookings.
Though we cannot control the current demand environment, we have a large degree of control over maintaining sufficient liquidity. To that end, our primary focus at the current time has been to conserve cash, and we have taken immediate and extensive measures to reduce daily cash burn. Almost 25 percent of our employees have taken voluntary salary reductions or taken leave at reduced pay. Our executives have reduced their base salaries and our Board members are forgoing their cash compensation. We have suspended payment of cash dividends and stock buybacks. We have suspended construction of the Sunseeker Resort in Southwest Florida as well as spend on our other non-airline subsidiaries. We have reduced capital expenditures for this year and into the future. We have eliminated other nonessential expenditures and are renegotiating our arrangements with outside vendors, all in an effort to conserve cash until revenues recover.
These efforts have enabled us to reduce average daily cash burn by approximately 66 percent in April 2020, with reductions expected to continue throughout the second quarter. We are preparing to reduce cash burn even more in the second half of 2020, with estimated reductions of 76 percent and 84 percent (compared to normal levels) in the third and fourth quarters, respectively, as necessary. We have implemented a hiring freeze and will consider other action to right-size the organization as necessary in light of business developments. We will continue these efforts as necessary until revenues and profitability return.

HEALTH AND SAFETY RESPONSES TO THE COVID-19 PANDEMIC

Amid various uncertainties and public concern during the COVID-19 pandemic, we have implemented the following measures to ensure health and safety for all traveling:

•	Enhanced aircraft cleaning, including regular treatment with an advanced antimicrobial protectant that kills viruses, germs and bacteria on contact for 14 days

•	Volatile Organic Compound (VOC) air filters that ensure the air quality on our planes exceeds HEPA standards

•	Complimentary health and safety kits, which include a single-use face mask, a pair of non-latex disposable gloves and cleaning wipes, provided to all of our customers

•	Crew members wear face masks on board and gloves during in-flight service

–	All in-flight service offerings consist of prepackaged, factory sealed goods

–	In-flight service frequency has been reduced to once per flight

•	Social distancing principles at check-in, boarding and on-board, including limiting adjacent row seating and allowing only customers on the same itinerary to utilize middle seats as practicable

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

Operating Revenue

Passenger revenue. For the first quarter 2020, passenger revenue decreased 9.8 percent compared to first quarter 2019 due to a 7.8 percent decrease in scheduled service passengers despite a 4.7 percent increase in schedule service departures. Correspondingly, load factor declined by 10.1 percentage points. These declines are largely due to a dramatic decline in passenger demand and U.S. government travel restrictions during March 2020, related to COVID-19. Our business performed largely as expected in January and February 2020, with a 13.3 percent increase in passenger revenue during those months compared to the same period in 2019. An 8.1 percent decrease in scheduled service average fare outweighed a 5.6 percent increase in air-related ancillary revenue per passenger, resulting in an overall 2.2 percent decrease in average passenger fare.

Third party products revenue. Third party products revenue for the first quarter 2020 decreased 6.8 percent, compared to the same period in 2019. This is primarily due to decreased net revenue from both rental cars and hotels during March 2020, as a result of demand declines related to COVID-19. This decline was partially offset by an overall increase in our co-branded credit card program during the first quarter of 2020 compared to 2019.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2020 decreased 15.7 percent when compared to 2019. This is primarily the result of a 13.6 decrease in departures which is largely due to the cancellation of the NCAA March Madness basketball tournament and a reduction of flying with Apple Vacations due to COVID-19.

Other revenue. Other revenue increased 36.8 percent for the first quarter 2020 from 2019. The increase was due to increased activity in the non-airline segments, especially in our family entertainment centers due to an additional store operating in 2020 compared to 2019. As a result of the COVID-19 pandemic, we have temporarily closed our family entertainment center in Warren, Michigan and permanently discontinued all activity for our locations in Utah.

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

	Three Months Ended March 31,		Percent
	2020	2019	Change
Airline only unitized costs (in cents)
Salary and benefits	2.66	2.96	(10.1)%
Station operations	1.01	1.00	1.0
Depreciation and amortization	1.04	0.90	15.6
Maintenance and repairs	0.54	0.58	(6.9)
Sales and marketing	0.45	0.52	(13.5)
Aircraft lease rentals	0.02	—	—
Other	0.56	0.43	30.2
Special charges	0.23	—	—
Airline CASM, excluding fuel	6.51	6.39	1.9
Aircraft fuel	2.18	2.55	(14.5)
Airline CASM	8.69	8.94	(2.8)
Consolidated CASM (in cents)
Airline CASM	8.69	8.94	(2.8)
Non-airline operating CASM*	4.27	0.28	NM
Operating CASM (consolidated)*	12.96	9.22	40.6
NM - Not meaningful
*Includes operating costs associated with Sunseeker Resort and other non-airline related activity. Various components of this measure do not have a direct correlation to ASMs but must be included to calculate total operating CASM. Consolidated operating CASM is reported to facilitate comparison with airlines reporting total costs on a per ASM basis.

Salary and benefits expense. Salary and benefits expense decreased $6.8 million, or 5.7 percent, for the first quarter 2020 when compared to the same period in 2019. Although the average number of full-time equivalent employees increased 9.1 percent year over year, overall expense decreased due to the fact that a large portion of the $9.5 million special charges specific to COVID-19 consist of salary and benefits expense.

Aircraft fuel expense. Aircraft fuel expense decreased $10.9 million, or 10.9 percent, for the first quarter 2020 compared to first quarter 2019, mostly due to a decrease in system average fuel cost per gallon of 12.6 percent year over year as fuel prices declined, in part, due to lower worldwide demand caused by the pandemic. System fuel gallons consumed increased by 2.2 percent on a 4.0 percent increase in ASMs. ASM growth outpaced fuel consumption as fuel efficiency (measured as ASMs per gallon) increased 1.9 percent year over year.

Station operations expense. Station operations expense for the first quarter 2020 increased $2.0 million, or 5.2 percent, on a 4.7 percent increase in scheduled service departures.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2020 decreased $1.0 million, or 4.5 percent, compared to the same period in 2019, mostly due to a decrease in routine maintenance costs. Furthermore, the cost of major maintenance events for our Airbus aircraft is deferred in accordance with the deferral method of accounting and the amortization of these expenses is included in depreciation and amortization expense.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2020 increased $7.5 million, or 20.8 percent, year over year, as the average number of aircraft in service increased 17.5 percent year over year.

Accounting for most of this increase, amortization of major maintenance costs was $9.3 million for the first quarter 2020 compared to $4.8 million for the first quarter 2019, due to an increase in the number of Airbus aircraft and related deferred maintenance costs associated with them.

Sales and marketing expense. Sales and marketing expense for the first quarter 2020 decreased by 11.8 percent compared to the same period in 2019, mostly due to a decrease in national and online advertising. Also, advertising spend was intentionally pulled back in the last half of March 2020 due to the pandemic.

Other expense. Other expense increased $4.2 million for the first quarter 2020 compared to first quarter 2019, mostly due to increased activity in our non-airline subsidiaries. In 2020 we had an additional family entertainment center in operation compared to the same period in 2019.

Special charges. Special charges of $172.9 million were recorded for the first quarter 2020. We did not have any special charges for the same period in 2019. $163.4 million of the special charges relate to non-cash impairment charges for Sunseeker

Resort and our other non-airline segment, as discussed in Note 12. The remaining $9.5 million relates to expenses that were unique and specific to COVID-19. This includes salary expense, additional aircraft cleaning expense, and other various expenses.

Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Teesnap golf management business, Kingsway golf course, Allegiant Nonstop family entertainment centers, and operating expenses attributable to Sunseeker Resort (most of the Sunseeker Resort expenses are capitalized during the construction period). As of March 31, 2020 nearly all non-airline spend has been suspended indefinitely.

Income Tax Expense

The Company recorded a $97.7 million tax benefit for the three months ended March 31, 2020, which was 74.7 percent of loss before taxes, compared to a $16.8 million tax provision, or 22.7 percent of income before taxes, for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses against taxable income in earlier years in which 35.0 percent was the enacted tax rate; the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years; a deferred tax remeasurement related to the 2020 tax year; and state taxes.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2020	2019	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	3,175,450	3,450,278	(8.0)
Available seat miles (ASMs) (thousands)	4,067,671	3,910,239	4.0
Airline only CASM	8.69	8.94	(2.8)
Fuel expense per ASM (cents)	2.18	2.55	(14.5)
Airline only CASM, excluding fuel	6.51	6.39	1.9
ASMs per gallon of fuel	85.7	84.1	1.9
Departures	26,312	25,200	4.4
Block hours	62,123	59,819	3.9
Average stage length (miles)	895	904	(1.0)
Average number of operating aircraft during period	93.5	79.6	17.5
Average block hours per aircraft per day	7.3	8.3	(12.0)
Full-time equivalent employees at end of period	4,436	4,067	9.1
Fuel gallons consumed (thousands)	47,479	46,474	2.2
Average fuel cost per gallon	$1.87	$2.14	(12.6)

Scheduled service statistics:
Passengers	3,154,606	3,421,538	(7.8)
Revenue passenger miles (RPMs) (thousands)	2,925,482	3,191,045	(8.3)
Available seat miles (ASMs) (thousands)	3,964,009	3,802,132	4.3
Load factor	73.8%	83.9%	(10.1)
Departures	25,484	24,344	4.7
Block hours	60,346	57,963	4.1
Total passenger revenue per ASM (TRASM) (cents)(2)	9.96	11.50	(13.4)
Average fare - scheduled service(3)	$64.02	$69.64	(8.1)
Average fare - air-related charges(3)	$56.10	$53.10	5.6
Average fare - third party products	$5.06	$5.01	1.0
Average fare - total	$125.18	$127.75	(2.0)
Average stage length (miles)	900	908	(0.9)
Fuel gallons consumed (thousands)	46,105	45,068	2.3
Average fuel cost per gallon	$1.87	$2.13	(12.2)
Rental car days sold	481,046	471,598	2.0
Hotel room nights sold	92,004	105,015	(12.4)
Percent of sales through website during period	93.6%	93.6%	—
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $464.3 million at March 31, 2020, from $473.4 million at December 31, 2019. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We have been approved to receive $171.9 million in assistance through the payroll support program under the CARES Act. The funds are paid in installments, and we received the first installment of $86.0 million in April 2020. The majority of the remaining funds will be received during the second quarter 2020. Refer to Note 2 and Note 13 for additional information.

We have also submitted an application to the Loan Program under the CARES Act in the principal amount of approximately $276.0 million and expect these funds to be available through September 30, 2020 subject to reaching mutually agreeable terms with Treasury. However, no assurance can be given that any such agreement will ever be reached. If an agreement is reached, we will be required to comply with the relevant provisions of the CARES Act, which could adversely impact our business and operations. Under the CARES Act, these restrictions will apply until one year after the loan is repaid.

Due to changes in the loss carryback period under the CARES Act, we expect to receive a federal income tax refund of $94.0 million related to 2018 and 2019 net operating loss carrybacks, and a federal income tax refund of approximately $100.0 million related to a 2020 net operating loss carryback (expected to be received between March and May 2021).

In April 2020, we received additional financing of $31.0 million secured by two aircraft. As of April 30, 2020 we had 28 unencumbered aircraft and eight unencumbered spare engines.

We have made extensive efforts to preserve liquidity, and have reduced average daily cash burn by approximately 66 percent in April 2020, with reductions expected to continue throughout the second quarter. We are preparing to reduce cash burn even more in the second half of 2020, with estimated reductions of 76 percent and 84 percent (compared to normal levels) in the third and fourth quarters, respectively.

We have suspended share repurchases and our quarterly cash dividend, as part of cash preservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support program, we agreed not to repurchase shares or pay cash dividends through September 30, 2021.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, debt commitments, government funding, and cash balances, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.4 billion as of December 31, 2019 to $1.5 billion as of March 31, 2020. During the first quarter of 2020, we borrowed an additional $100.0 million under our Term Loan.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2020, our operating activities provided $106.3 million of cash compared to $160.1 million during the same period of 2019. The decrease is mainly due to the net effect of changes in certain asset and liability accounts during the period. Although net income for the first quarter 2020 decreased by $90.1 million compared to 2019, the cash effect of this fluctuation is more than offset by the non-cash nature of the $163.4 million impairment charges in the first quarter of 2020.

Investing Activities. Cash used in investing activities was $106.9 million during the three months ended March 31, 2020 compared to $59.6 million for the same period in 2019. The increase in cash used is due to a $30.7 million increase in purchases of investment securities (net of maturities), as well as an $11.9 million year-over-year increase in cash outlays for the purchase of property and equipment.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2020 was $17.8 million, compared to $61.3 million for the same period in 2019. This year-over-year decrease is partly due to an increase in share repurchases, which were $33.8 million in the first quarter of 2020 compared to $2.3 million during the same period in 2019. The decrease is also due to the net effect of debt activity, as debt proceeds net of principal payments and debt issuance cost payments were $63.0 million during the first quarter of 2020, compared to $77.6 million during the same period in 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future airline operations and capacity, the efficacy of cost saving measures, future expenditures, our ability to access additional funds from the Treasury, aircraft financings, expected capital expenditures, as well as other information concerning future results of operations, business strategies, financing plans and industry environment. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, restrictions imposed by accepting funds under the CARES Act, the ability to obtain regulatory approvals as needed , the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2020. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2019 Form 10-K, and in Note 1 in Part I, Item 1 of this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 16.9 percent of our operating expenses for the three months ended March 31, 2020. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2020, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $9.0 million. We have not hedged fuel price risk for many years.

Interest Rates

As of March 31, 2020, we had $1.3 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point increase in market interest rates for the three months ended March 31, 2020 would have affected interest expense by approximately $3.1 million.

As of March 31, 2020, we had $117.3 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

Item 4. Controls and Procedures

As of March 31, 2020, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K and those additional Risk Factors included in Item 8.01 of our Form 8-K filed with the Commission on April 27, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (3)
January	603	$172.55	None
February	171,950	161.22	153,632
March	44,018	134.99	43,938
Total	216,571	$155.92	197,570	$54,626
(1) Includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy income tax withholding requirements.
(2) The last date on which common stock was repurchased on the open market was March 3, 2020.
(3) Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by the Board under a share repurchase program. In connection with our receipt of financial support under the Payroll Support Program, we agreed not to repurchase shares of common stock through September 30, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on May 6, 2020 (2)
10.1	Payroll Support Program Agreement dated April 20, 2020 between Allegiant Air, LLC and the U.S. Department of the Treasury.
10.2	Promissory Note dated April 20, 2020 from Allegiant Air, LLC to U.S. Department of the Treasury.
10.3	Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury.
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 22, 2020	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer