Form 10-Q
period 2020-06-30
Allegiant Travel CO
filed 2020-08-04
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 28, 2020, the registrant had 16,242,332 shares of common stock, $.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$272,210	$121,888
Restricted cash	15,432	14,897
Short-term investments	390,864	335,928
Accounts receivable	208,573	25,516
Expendable parts, supplies and fuel, net	25,856	28,375
Prepaid expenses and other current assets	24,552	35,617
TOTAL CURRENT ASSETS	937,487	562,221
Property and equipment, net	2,076,448	2,236,808
Long-term investments	—	15,542
Deferred major maintenance, net	131,141	129,654
Operating lease right-of-use assets, net	99,819	22,081
Deposits and other assets	28,074	44,497
TOTAL ASSETS:	$3,272,969	$3,010,803
CURRENT LIABILITIES
Accounts payable	$51,286	$27,667
Accrued liabilities	225,284	161,693
Air traffic liability	354,735	249,950
Current maturities of long-term debt and finance lease obligations, net of related costs	227,732	173,274
TOTAL CURRENT LIABILITIES	859,037	612,584
Long-term debt and finance lease obligations, net of current maturities and related costs	1,273,439	1,248,579
Deferred income taxes	292,728	232,520
Other noncurrent liabilities	111,205	33,569
TOTAL LIABILITIES:	2,536,409	2,127,252
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(648,118)	(617,579)
Additional paid in capital	310,628	289,933
Accumulated other comprehensive income, net	425	98
Retained earnings	1,073,602	1,211,076
TOTAL EQUITY:	736,560	883,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,272,969	$3,010,803

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Passenger	$116,520	$454,779	$495,431	$874,755
Third party products	8,443	18,208	24,419	35,350
Fixed fee contracts	3,237	12,487	12,156	23,061
Other	5,147	6,285	10,522	10,215
Total operating revenues	133,347	491,759	542,528	943,381
OPERATING EXPENSES:
Salary and benefits	94,790	113,592	207,436	233,003
Aircraft fuel	27,358	119,987	116,171	219,670
Station operations	27,405	45,870	68,405	84,835
Depreciation and amortization	43,296	38,494	86,995	74,676
Maintenance and repairs	13,032	20,877	34,827	43,701
Sales and marketing	8,909	20,540	27,364	41,466
Aircraft lease rental	1,427	—	2,389	—
Other	23,752	24,294	50,468	46,849
CARES Act grant recognition	(74,539)	—	(74,539)	—
Special charges	81,169	—	247,267	—
Total operating expenses	246,599	383,654	766,783	744,200
OPERATING INCOME (LOSS)	(113,252)	108,105	(224,255)	199,181
OTHER (INCOME) EXPENSES:
Interest expense	14,053	20,942	32,206	39,025
Capitalized interest	—	(1,038)	(4,067)	(2,541)
Interest income	(1,417)	(3,502)	(3,728)	(6,703)
Loss on debt extinguishment	—	—	1,222	3,677
Special charges	19,830	—	26,632	—
Other, net	698	(86)	623	15
Total other expenses	33,164	16,316	52,888	33,473
INCOME (LOSS) BEFORE INCOME TAXES	(146,416)	91,789	(277,143)	165,708
INCOME TAX PROVISION (BENEFIT)	(53,313)	21,246	(151,030)	38,041
NET INCOME (LOSS)	$(93,103)	$70,543	$(126,113)	$127,667
Earnings (loss) per share to common shareholders:
Basic	$(5.85)	$4.33	$(7.93)	$7.85
Diluted	$(5.85)	$4.33	$(7.93)	$7.84
Shares used for computation:
Basic	15,902	16,063	15,927	16,037
Diluted	15,902	16,069	15,927	16,050

Cash dividends declared per share:	$—	$0.70	$0.70	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(93,103)	$70,543	$(126,113)	$127,667
Other comprehensive income (loss):
Change in available for sale securities, net of tax	1,057	177	324	654
Foreign currency translation adjustments	(8)	9	3	3
Total other comprehensive income	1,049	186	327	657
TOTAL COMPREHENSIVE INCOME (LOSS)	$(92,054)	$70,729	$(125,786)	$128,324

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2020	16,199	$23	$295,267	$(624)	$1,166,588	$(651,352)	$809,902
Share-based compensation	—	—	14,409	—	—	—	14,409
Stocks issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends	—	—	—	—	117	—	117
Other comprehensive income	—	—	—	1,049	—	—	1,049
CARES Act warrant issuance	—	—	952	—	—	—	952
Net loss	—	—	—	—	(93,103)	—	(93,103)
Balance at June 30, 2020	16,240	$23	$310,628	$425	$1,073,602	$(648,118)	$736,560

	Six Months Ended June 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	113	—	19,743	—	—	—	19,743
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stocks issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends declared, $0.70 per share for the year	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income	—	—	—	327	—	—	327
CARES Act warrant issuance	—	—	952	—	—	—	952
Net loss	—	—	—	—	(126,113)	—	(126,113)
Balance at June 30, 2020	16,240	$23	$310,628	$425	$1,073,602	$(648,118)	$736,560

	Three Months Ended June 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2019	16,284	$23	$276,247	$(190)	$1,069,690	$(607,316)	$738,454
Share-based compensation	6	—	4,536	—	—	—	4,536
Shares repurchased by the Company and held as treasury shares	(5)	—	—	—	—	(730)	(730)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends declared, $0.70 per share	—	—	—	—	(11,411)	—	(11,411)
Other comprehensive income	—	—	—	186	—	—	186
Net income	—	—	—	—	70,543	—	70,543
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509

	Six Months Ended June 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	124	—	9,848	—	—	—	9,848
Shares repurchased by the Company and held as treasury shares	(22)	—	—	—	—	(3,009)	(3,009)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends, $1.40 per share	—	—	—	—	(22,805)	—	(22,805)
Other comprehensive income (loss)	—	—	—	657	(551)	—	106
Net income	—	—	—	—	127,667	—	127,667
Cumulative effect of the New Lease Standard	—	—	—	—	(550)	—	(550)
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(126,113)	$127,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,995	74,676
Special charges	263,497	—
Other adjustments	81,630	41,667
Changes in certain assets and liabilities:
Air traffic liability	104,785	54,820
Deferred CARES Act grant recognition	62,814	—
Other - net	(196,942)	(21,318)
Net cash provided by operating activities	276,666	277,512
Cash flows from investing activities:
Purchase of investment securities	(296,979)	(130,627)
Proceeds from maturities of investment securities	258,751	258,076
Purchase of property and equipment	(170,673)	(234,469)
Proceeds from sale-leaseback transactions	48,000	—
Other investing activities	2,303	10,201
Net cash used in investing activities	(158,598)	(96,819)
Cash flows from financing activities:
Cash dividends paid to shareholders	(11,361)	(22,805)
Proceeds from the issuance of debt	175,712	770,435
Repurchase of common stock	(33,773)	—
Principal payments on debt and finance lease obligations	(98,171)	(522,616)
Debt issuance costs	(2,852)	(30,759)
Other financing activities	3,234	(2,689)
Net cash provided by financing activities	32,789	191,566
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	150,857	372,259
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	136,785	95,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$287,642	$468,170

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$26,065	$36,886
Income tax refunds	(45,321)	(3,340)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$86,012	$23,320
Purchases of property and equipment in accrued liabilities	22,106	6,043

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

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company experienced a severe reduction in air travel, which continued into the second quarter 2020. Although there were incremental demand increases during portions of the second quarter 2020, an increase in reported COVID-19 cases in various parts of the country towards the end of the quarter caused another decline in bookings. It is evident that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the availability of a vaccine. The Company is continuously reevaluating flight schedules based on demand trends.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020, providing support for the airline industry and other businesses and individuals.

On April 20, 2020, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Agreement (the “PSPA”) with the U.S. Department of the Treasury ("Treasury") for an award Allegiant Air would receive under the CARES Act. The total amount allocated to Allegiant Air under the Payroll Support Program established under the CARES Act is $171.9 million. The Company received three installments of the award during the second quarter 2020, totaling $154.7 million. The fourth and final installment of $17.2 million was received in July 2020. The proceeds of the award must be used exclusively for wages, salaries and benefits.

The $154.7 million received under the PSPA during the second quarter 2020 includes direct grants, a $16.4 million loan, and warrants to purchase 19,700 shares of the Company's common stock, as further discussed below.

In consideration for the grant, Allegiant Air issued to Treasury a low-interest rate, senior unsecured term promissory note (the “PSP Note”) which will mature 10 years after issuance. The principal amount of the PSP Note is $21.6 million, of which $16.4 million relates to the funds received during the second quarter 2020, and the remaining $5.2 million relates to the funds received in July 2020. The PSP Note is guaranteed by the Company and is prepayable at any time at par (see Note 5).

Also in consideration for the grant, the Company issued warrants (the “PSP Warrants”) to Treasury to purchase 25,889 shares of common stock of the Company at a price of $83.33 per share (based on the closing price of the Company’s common stock on The Nasdaq Global Select Market on April 9, 2020). Warrants to purchase 19,700 shares (valued at $1.0 million) were issued in May and June 2020, and warrants for the remaining 6,189 shares (valued at $0.3 million) were issued in July 2020. The PSP Warrants expire five years after issuance, and will be exercisable either through net share settlement or cash, at the Company’s option. The PSP Warrants include customary anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights.

In connection with the PSPA, the Company is required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022.

Given the Company's efforts to conserve and raise liquidity and the Company's assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, the Company expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity and tax refunds, and projected cash flows from operations.

Special Charges

The effects of COVID-19 triggered an impairment review, and a non-cash impairment charge was recognized during the six months ended June 30, 2020 (see Note 12 - Impairment for additional detail). The Company also identified expenses that were unique and specific to COVID-19. The impairment charges and other expenses that resulted from the effects of COVID-19 are recorded as special charges within both operating and non-operating expenses during the six months ended June 30, 2020. See the table below for a summary of operating and non-operating special charges recorded by segment during the three and six months ended June 30, 2020.

(in thousands)	Airline	Sunseeker Resort(1)	Other non-airline	Total
Three Months Ended June 30, 2020
Operating	$75,902	$5,452	$(185)	$81,169
Non-operating	—	19,830	—	19,830
Total special charges	$75,902	$25,282	$(185)	$100,999
Six Months Ended June 30, 2020
Operating	$85,442	$135,443	$26,382	$247,267
Non-operating	—	26,632	—	26,632
Total special charges	$85,442	$162,075	$26,382	$273,899
(1) $6.8 million in special charges for Sunseeker Resort, related to expense during the first quarter 2020, were reclassified from operating special expense to non-operating special expense for the six months ended June 30, 2020

See additional detail below for the $273.9 million total special charges (operating and non-operating) for the six months ended June 30, 2020:

•	$168.4 million in impairment charges

◦	Includes Airline - $5.0 million; Sunseeker Resort - $136.8 million; Other non-airline - $26.6 million

•
$58.6 million adjustment resulting from the accelerated retirements of seven airframes and five engines, loss on sale leaseback transaction of four aircraft, and write-offs of other aircraft related assets

•
$19.7 million adjustment for additional salary and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards

◦	Includes Airline - $19.3 million; Sunseeker Resort - $0.4 million

•
$19.8 million accrual on the expectation to terminate the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor, expected to be paid in the second half of 2020

•	$5.0 million related to suspension of construction at Sunseeker

•	$2.4 million write-down on various non-aircraft assets and other various expenses

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Scheduled service	$48,680	$237,685	$245,941	$472,456
Ancillary air-related charges	65,294	213,527	242,258	395,227
Co-brand redemptions	2,546	3,567	7,232	7,072
Total passenger revenue	$116,520	$454,779	$495,431	$874,755

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of June 30, 2020, approximately 38.8 percent of the air traffic liability balance was related to forward bookings, with the remaining 61.2 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. During the six months ended June 30, 2020, $182.2 million was recognized into passenger revenue that was recorded in the air traffic liability balance of $250.0 million at December 31, 2019.

In April 2020, the Company announced that credits issued for canceled travel in April through the end of the COVID-19 pandemic will have an extended expiration date of two years from the original booking date. This change has been considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Balance at January 1	$15,613	$10,708
Points awarded (deferral of revenue)	10,962	8,827
Points redeemed (recognition of revenue)	(7,232)	(7,072)
Balance at June 30	$19,343	$12,463

As of June 30, 2020 and 2019, $12.4 million and $9.8 million, respectively, of the current points liability is reflected in Accrued liabilities and represents the Company's current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, the Company will continue to monitor redemption patterns and may adjust its estimates in the future.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Flight equipment, including pre-delivery deposits	$2,312,146	$2,289,157
Computer hardware and software	147,688	171,516
Land and buildings/leasehold improvements	82,071	98,885
Other property and equipment	81,571	161,760
Total property and equipment	2,623,476	2,721,318
Less accumulated depreciation and amortization	(547,028)	(484,510)
Property and equipment, net	$2,076,448	$2,236,808

Accrued capital expenditures as of June 30, 2020 and December 31, 2019 were $22.1 million and $16.5 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's Long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Fixed-rate debt and finance lease obligations due through 2029	$273,157	$235,071
Variable-rate debt due through 2029	1,228,014	1,186,782
Total long-term debt and finance lease obligations, net of related costs	1,501,171	1,421,853
Less current maturities, net of related costs	227,732	173,274
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,273,439	$1,248,579

Weighted average fixed-interest rate on debt	3.2%	3.7%
Weighted average variable-interest rate on debt	2.6%	4.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2020 and for the next four years and thereafter, in the aggregate, are: remaining in 2020 - $108.8 million; 2021 - $189.6 million; 2022 - $121.7 million; 2023 - $108.8 million; 2024 - $643.0 million; and $329.3 million thereafter.

CARES Act Payroll Support Program Loan

In April 2020 the Company entered into a low-interest rate, senior unsecured term promissory note (the "PSP" Note") with the Treasury under the CARES Act payroll support program loan. The PSP Note will mature 10 years after issuance and bears interest at a rate of 1.0 percent for the first five years, with interest at the secured overnight financing rate (SOFR) plus 2.0 percent thereafter. The PSP Note is prepayable at any time at par, without penalty.

During the second quarter 2020, the Company received $16.4 million in funds under the PSP Note, which is recorded within noncurrent debt on the balance sheet.

In connection with the PSP Note, the Company is required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In 2019 the Company drew down $81.0 million under this facility. Aircraft remain in the collateral pool for up to two years, and, as of June 30, 2020, there were eight aircraft in the collateral pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2021.

Other Secured Debt

In April 2020, the Company borrowed $31.0 million under a loan agreement secured by two aircraft. The note bears interest at a fixed rate, payable in quarterly installments over eight years.

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

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI could borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor. As of June 30, 2020, no amount had been drawn under this agreement.

Due to the various impacts of COVID-19, the Company suspended construction of Sunseeker Resort, and it is uncertain when construction will resume. In light of these conditions, the Company negotiated a settlement agreement in principle with the Lender to terminate the Loan. As the settlement was probable and estimable, as determined during the second quarter 2020, $19.8 million related to the settlement was accrued as of June 30, 2020. The expense is reflected within non-operating special charges on the statement of income, and the related accrual is reflected within accrued liabilities on the balance sheet. The settlement is expected be paid in installments between the date the settlement is signed and the end of 2020.

Note 6 — Income Taxes

The Company recorded a $53.3 million tax benefit (36.4 percent effective tax rate) compared to a $21.2 million tax provision (23.1 percent effective tax rate) for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allows the Company to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years.

The Company recorded a $151.0 million tax benefit (54.5 percent effective tax rate) compared to a $38.0 million tax provision (23.0 percent effective tax rate) for the six months ended June 30, 2020 and 2019, respectively. The 54.5 percent effective tax rate for the six months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years. The effective tax rate was also impacted by the remeasurement of deferred taxes and state taxes.

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

(in thousands)	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$99,819	$22,081
Finance lease assets(2)	Property and equipment, net	108,407	111,665
Total lease assets		$208,226	$133,746

Liabilities
Current
Operating(1)	Accrued liabilities	$11,171	$2,662
Finance(2)	Current maturities of long-term debt and finance lease obligations	7,836	7,666
Noncurrent
Operating(1)	Other noncurrent liabilities	90,257	21,290
Finance(2)	Long-term debt and finance lease obligations	103,969	107,930
Total lease liabilities		$213,233	$139,548
(1) Represents assets and liabilities of seven aircraft, office facilities, office equipment, certain airport and terminal facilities, and other assets under operating lease
(2) Represents assets and liabilities of five aircraft under finance lease

Sale-Leaseback Transaction

In June 2020, the Company entered into a sale-leaseback transaction on four aircraft. The transaction qualified as a sale, and generated $48.0 million of proceeds. The aircraft were removed from the Company's balance sheet within property and equipment, resulting in a $30.2 million loss on sale. The loss is reflected within operating special charges on the statement of income since the Company would not likely have transacted absent cash conservation efforts as a result of COVID. The leased aircraft were subsequently recorded within operating lease right-of-use assets, with the related lease liabilities recorded within accrued liabilities and other noncurrent liabilities on the balance sheet. This transaction is treated as an cash inflow from investing activities on the statement of cash flows.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2020.

Financial instruments measured at fair value on a recurring basis:

	June 30, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$107,066	$107,066	$—	$42,653	$42,653	$—
Municipal debt securities	32,575	—	32,575	1,202	—	1,202
Commercial paper	30,351	—	30,351	5,807	—	5,807
Federal agency debt securities	7,909	—	7,909	—	—	—
Total cash equivalents	177,901	107,066	70,835	49,662	42,653	7,009
Short-term
Commercial paper	208,194	—	208,194	161,286	—	161,286
Corporate debt securities	128,344	—	128,344	145,975	—	145,975
Municipal debt securities	36,892	—	36,892	12,237	—	12,237
Federal agency debt securities	14,375	—	14,375	13,515	—	13,515
US Treasury bonds	3,059	—	3,059	2,915	—	2,915
Total short-term	390,864	—	390,864	335,928	—	335,928
Long-term
Corporate debt securities	—	—	—	15,396	—	15,396
US Treasury bonds	—	—	—	146	—	146
Total long-term	—	—	—	15,542	—	15,542
Total financial instruments	$568,765	$107,066	$461,699	$401,132	$42,653	$358,479

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,411,188	$1,294,748	$1,329,882	$1,140,232	3

Due to their short-term nature, the carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 9 — Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed pursuant to the two-class method. Under this method, the Company attributes net income (loss) to two classes: common stock and unvested restricted stock. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

Diluted net income (loss) per share is calculated using the more dilutive of the two methods. Under both methods, the exercise of employee stock options is assumed using the treasury stock method. The assumption of vesting of restricted stock, however, differs:

1.	Assume vesting of restricted stock using the treasury stock method.

2.	Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the three and six months ended June 30, 2019, respectively, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$(93,103)	$70,543	$(126,113)	$127,667
Less income allocated to participating securities	—	(997)	(236)	(1,791)
Net income (loss) attributable to common stock	$(93,103)	$69,546	$(126,349)	$125,876
Earnings (loss) per share, basic	$(5.85)	$4.33	$(7.93)	$7.85
Weighted-average shares outstanding	15,902	16,063	15,927	16,037
Diluted:
Net income (loss)	$(93,103)	$70,543	$(126,113)	$127,667
Less income allocated to participating securities	—	(996)	(236)	(1,790)
Net income (loss) attributable to common stock	$(93,103)	$69,547	$(126,349)	$125,877
Earnings (loss) per share, diluted	$(5.85)	$4.33	$(7.93)	$7.84
Weighted-average shares outstanding	15,902	16,063	15,927	16,037
Dilutive effect of stock options and restricted stock	26	39	56	39
Adjusted weighted-average shares outstanding under treasury stock method	15,928	16,102	15,983	16,076
Participating securities excluded under two-class method	(26)	(33)	(56)	(26)
Adjusted weighted-average shares outstanding under two-class method	15,902	16,069	15,927	16,050

Note 10 — Commitments and Contingencies

As of June 30, 2020, the Company had commitments to purchase eight Airbus A320 aircraft as well as purchase agreements for four spare engines.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	June 30, 2020
Remaining in 2020	$126,141
2021	37,900
2022	21,000
Total commitments	$185,041

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

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Three Months Ended June 30, 2020
Operating revenue:
Passenger	$116,520	$—	$—	$116,520
Third party products	8,443	—	—	8,443
Fixed fee contract	3,237	—	—	3,237
Other	809	32	4,306	5,147
Operating income (loss) (1)	(105,389)	(7,689)	(174)	(113,252)
Interest expense, net	12,651	(15)	—	12,636
Depreciation and amortization	43,240	56	—	43,296
Capital expenditures	11,845	—	—	11,845
Three Months Ended June 30, 2019
Operating revenue:
Passenger	$454,779	$—	$—	$454,779
Third party products	18,208	—	—	18,208
Fixed fee contract	12,487	—	—	12,487
Other	1,299	373	4,613	6,285
Operating income (loss)	115,546	(1,695)	(5,746)	108,105
Interest expense, net	15,924	478	—	16,402
Depreciation and amortization	36,890	326	1,278	38,494
Capital expenditures	98,128	11,296	2,494	111,918

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Six Months Ended June 30, 2020
Operating revenue:
Passenger	$495,431	$—	$—	$495,431
Third party products	24,419	—	—	24,419
Fixed fee contract	12,156	—	—	12,156
Other	1,685	653	8,184	10,522
Operating income (loss) (2)	(54,269)	(140,122)	(29,864)	(224,255)
Interest expense, net	23,850	561	—	24,411
Depreciation and amortization	85,691	532	772	86,995
Capital expenditures	130,744	45,160	442	176,346
Six Months Ended June 30, 2019
Operating revenue:
Passenger	$874,755	$—	$—	$874,755
Third party products	35,350	—	—	35,350
Fixed fee contract	23,061	—	—	23,061
Other	1,930	1,275	7,010	10,215
Operating income (loss)	214,035	(2,917)	(11,937)	199,181
Interest expense, net	29,145	636	—	29,781
Depreciation and amortization	72,119	482	2,075	74,676
Capital expenditures	207,048	16,571	10,850	234,469
(1) For the three months ended June 30, 2020, Operating loss was impacted by special charges of: $75.9 million for the Airline; $5.5 million for Sunseeker Resort; and a $0.2 million gain for Other non-airline.
(2) For the six months ended June 30, 2020, Operating loss was impacted by special charges of: $85.4 million for the Airline; $135.4 million for Sunseeker Resort; and $26.4 million for Other non-airline.

Total assets were as follows as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Airline	$3,221,917	$2,830,236
Sunseeker Resort	35,159	133,362
Other non-airline	15,893	47,205
Consolidated	$3,272,969	$3,010,803

Note 12 — Impairment

Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired.

As described in Note 2, in the first six months of 2020, the Company's operations and liquidity were significantly impacted by decreased passenger demand and U.S. government travel restrictions and quarantine requirements due to COVID-19. As a result of these events and circumstances, the Company performed impairment tests on its long-lived assets in connection with the preparation of its financial statements.

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

Airline Segment

Long-lived assets for the Airline segment consist primarily of owned and leased flight and ground equipment. To test the recoverability of the Company's airline operating fleet, undiscounted future cash flows for each aircraft under the Company's current expected operating fleet plan were assessed and it was determined that there was no impairment as of June 30, 2020. As the Company obtains greater clarity about the duration and extent of reduced demand and potentially executes further capacity adjustments, the Company will continue to evaluate its current fleet compared to network requirements and may decide to permanently retire additional aircraft.

The Airline has an equity investment in a technology company. A $5.0 million charge was recorded to impair the investment as of June 30, 2020, to reflect management's best estimate of the fair value of this investment based on recent market trends.

Sunseeker Resort Segment

Long-lived assets for Sunseeker Resort and related Kingsway Golf Course consist primarily of the land, construction in process, building, and other various equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows was less than the long-lived assets' carrying value. A $136.8 million impairment charge was recorded in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market transactions. Based on an evaluation of impairment indicators in the second quarter 2020, no additional impairment was recognized.

Other non-Airline Segment

Long-lived assets for Allegiant Nonstop family entertainment centers consist primarily of leasehold improvements, arcade games, various equipment, and ROU assets. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. An $18.3 million impairment charge was recorded in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market trends. Based on an evaluation of impairment indicators in the second quarter 2020, no additional impairment was recognized.

Long-lived assets for Teesnap consist primarily of capitalized software and computer equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows was less than the long-lived assets' carrying value. Management does not expect to recover any of the book value of the assets through operations, and an $8.3 million impairment charge was recorded in the first quarter 2020 to write down all long-lived assets to a net book value of zero. This reflects management's best estimate of the fair value of these assets based on recent market trends.

Note 13 — Subsequent Events

In July 2020, the Company received the fourth and final installment of funds under the Payroll Support Program Agreement (the "PSPA") with the Treasury under the CARES Act. The fourth installment totaled $17.2 million. The proceeds must be used exclusively for wages, salaries and benefits.

In consideration for the fourth installment of the grant, the PSP Note was increased by $5.2 million. See Note 5 for a description of the PSP Note.

Also in consideration for the fourth installment of the grant, the Company issued additional PSP Warrants to the Treasury to acquire 6,189 shares of common stock of the Company at a price of $83.33 per share (based on the closing price of the Company’s common stock on The Nasdaq Global Select Market on April 9, 2020). The PSP Warrants issued in July 2020 are valued at $0.3 million. See Note 2 for a description of the PSP Warrants.

In connection with the PSPA, the Company is required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2020 and 2019. Also discussed is our financial position as of June 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

NETWORK

As of June 30, 2020, we were selling 519 routes versus 459 as of the same date last year, which represents a 13.1 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 97 and 28, respectively, as of June 30, 2020.

Given the fluidity of the current environment amid the effects of COVID-19, we made significant capacity reductions for the third quarter.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We are currently leveraging this core strength, just at a much more significant contracting level than normal seasonal demand changes would dictate. We are maintaining a broad network and selling presence. We consistently monitor flights to assess for cash profitability. Additionally, we will provide any essential air service as directed by the U.S. Department of Transportation, in connection with our Payroll Support agreement under the CARES Act.

TRENDS

The COVID-19 pandemic and shelter-in-place directives have greatly impacted our operating results for the first half of 2020 and will continue to do so into the future. Air traffic demand is down precipitously, and air fares are down as well. We cannot predict when air travel will begin to pick up to customary levels or at what pace. In the meantime, our revenues will be adversely affected. Although there were incremental demand increases during portions of the second quarter 2020, an increase in reported COVID-19 cases in various parts of the country towards the end of the quarter caused another decline in bookings. We believe that demand in the forseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the availability of a vaccine.
The impacts of the pandemic have resulted in a reduction in our flight schedule. It is likely that reduced schedules will continue into the future. We are closely monitoring bookings and making decisions on schedule changes as necessary based on demand.
Though we cannot control the current demand environment, our primary focus at the current time has been to conserve cash, and we have taken immediate and extensive measures to reduce daily cash burn. We have reduced management and support teams by 220 positions. We have suspended payment of cash dividends and stock buybacks. We have suspended construction of the Sunseeker Resort in Southwest Florida as well as spend on our other non-airline subsidiaries. We have reduced airline capital expenditures for this year and into the future. We have eliminated other nonessential expenditures and are renegotiating our arrangements with outside vendors, all in an effort to conserve cash until revenues recover.
These efforts have enabled us to reduce average cash burn to under $1.0 million per day during the second quarter. We will continue to focus on conserving cash, along with managing capacity to meet demand, a core strength of our business model.
RESPONSES TO THE COVID-19 PANDEMIC

Beginning in March and continuing throughout the second quarter 2020, we have taken many actions to mitigate the effects of COVID-19 on its business, as outlined below:

Network and Customer Experience

•	Reduced second quarter capacity by 50.1 percent

•	Continually evaluating forward schedules to adjust capacity according to demand trends

•	Waived change and cancellation fees for all customers

•	Extended expiry on credit vouchers to two years

•
Offered opt-in option in the booking path for customers to receive notification that their flight has reached 65.0 percent capacity with option to re-book on another flight with no fee or receive a refund

Cash Outlay Reduction

•	Suspended all stock buybacks and dividends

•	Executives temporarily reduced salaries by 50 percent and Board members are foregoing cash compensation

•	Enacted a hiring freeze and offered voluntary leaves

•	Reduced management and support teams by 220 positions (employees will be paid through September 30, 2020, in compliance with the CARES Act)

•	Suspended nearly all contractor positions, subscriptions, non-essential training and travel

•	Suspended all non-essential capital expenditures including, but not limited to, Sunseeker Resorts, Teesnap and Allegiant Nonstop family entertainment centers

Liquidity Response

•	Implemented immediate and meaningful cash burn reductions

•	Closed financing of $31.0 million in April 2020, secured by two aircraft

•	Received proceeds of $48.0 million in June through a sale-leaseback transaction on four aircraft

•	As of July 31, 2020, we had 24 unencumbered aircraft and 10 unencumbered spare engines

•
In April 2020, signed payroll support program agreement ("PSPA") with the Treasury to total $171.9 million comprised of direct grants, a $21.6 million low-interest 10-year loan, and warrants to purchase 25,889 shares of the Company's common stock

–	Received $154.7 million under the PSPA during the second quarter 2020 - includes direct grants, a $16.4 million loan, and warrants to purchase 19,700 shares of the Company's common stock

–	The remaining $17.2 million of funds were received in July 2020 - includes direct grants, a $5.2 million addition to the loan, and warrants to purchase 6,189 shares of the Company's common stock

•	Received $45.6 million of tax refunds in May 2020 related to 2018 and 2019 net operating loss carrybacks due to the change in loss carryback period under the CARES Act

–	Additional $48.7 million of tax refunds received during July

–	Expect a sizable federal income tax refund related to 2020 net operating losses

•	Eligible to access up to $276.0 million through a loan under the Loan Program of the CARES Act by the end of September 2020

•
Deferring payment of the employer portion of Social Security taxes, as permitted under the CARES Act, to provide additional liquidity - $4.3 million in Social Security taxes deferred as of June 30, 2020 (half to be paid by December 31, 2021 and the other half to be paid by December 31, 2022)

Health and Safety

Amid various uncertainties and public concern during the COVID-19 pandemic, we have implemented the following measures to ensure health and safety for all traveling on our flights:

•	Maintain a comprehensive cleaning program for all aircraft that includes a regular schedule of standard and deep-clean procedures that exceed both CDC and Airbus guidance

•	Aircraft receive regular treatment with an advanced antimicrobial protectant that kills viruses, germs and bacteria on contact for 14 days

•
Utilize VOC (volatile organic compound) filters on board every aircraft, which remove additional organic compounds and ensure that cabin air is changed, on average, every three minutes, exceeding HEPA standards

•	Effective July 2, 2020, require customers to wear face coverings through all phases of travel, including at the ticket counter, in the gate area and during flight

•	Complimentary health and safety kits, which include a single-use face mask, a pair of non-latex disposable gloves and cleaning wipes, provided to all of our customers

•	Crew members required to wear face masks on board and during any interaction with customers

•	Social distancing principles at check-in, boarding and on-board, including limiting adjacent row seating and allowing only customers on the same itinerary to utilize middle seats as practicable

•
Treat hard surfaces in all office areas, including airport station offices, maintenance facilities, headquarters/administrative offices, with antimicrobial disinfectant/protectant, and utilize wall-mounted and handheld thermometers for employee and crew member temperature checks

•	Partner with Quest Diagnostics to provide at home COVID-19 test kits to employees in the event local testing is not immediately available

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019

Operating Revenue

Passenger revenue. For the second quarter 2020, passenger revenue decreased 74.4 percent compared to second quarter 2019. The decrease was driven primarily by a 50.3 percent decrease in scheduled service departures which resulted in a 69.4 percent decrease in scheduled service passengers. These declines are largely due to a dramatic decline in passenger demand and government travel restrictions and quarantine requirements during the second quarter 2020, related to COVID-19. Average passenger fare (includes scheduled service and air ancillary) decreased 16.4 percent overall year over year, driven mainly by a 30.7 percent decrease in scheduled service average fare as fares were reduced in an effort to stimulate demand.

Third party products revenue. Third party products revenue for the second quarter 2020 decreased 53.6 percent, compared to the same period in 2019. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of substantially fewer passengers. This decline was partially offset by an overall increase in third-party revenue from our co-branded credit card program during the second quarter of 2020 compared to 2019.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2020 decreased 74.1 percent when compared to 2019, primarily due to a 53.0 percent decrease in related departures. The decrease in departures is mostly due to a significant drop in fixed fee flying for Apple Vacations in the second quarter 2020 and fewer ad hoc charter opportunities, all due to COVID-19.

Other revenue. Other revenue decreased 18.1 percent for the second quarter 2020 from 2019. The decrease was due to decreased activity in the non-airline segments, especially for Kingsway Golf Course and our family entertainment centers. As a result of the COVID-19 pandemic, we have temporarily closed our family entertainment center in Warren, Michigan and permanently discontinued all activity for our locations in Utah. We also temporarily closed Kingsway Golf Course, initially for renovation but now the renovation has been delayed as a result of our cash conservation efforts.

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

	Three Months Ended June 30,		Percent
Airline only unitized costs (in cents)	2020	2019	Change
Salary and benefits	4.16	2.46	69.1%
Station operations	1.23	1.03	19.4
Depreciation and amortization	1.95	0.83	134.9
Maintenance and repairs	0.59	0.47	25.5
Sales and marketing	0.40	0.45	(11.1)
Aircraft lease rentals	0.06	—	NM
Other	0.87	0.41	112.2
CARES Act grant recognition	(3.36)	—	NM
Operating Special charges	3.42	—	NM
Airline CASM, excluding fuel(1)	9.32	5.65	65.0
Aircraft fuel	1.23	2.70	(54.4)
Airline CASM	10.55	8.35	26.3
NM - Not meaningful

(1) Although we believe we have a relatively large proportion of variable expenses, our Airline CASM-ex fuel increased precipitously during the quarter as our fixed costs were spread over a significantly reduced number of ASMs due to schedule reductions resulting from COVID-19.

Salary and benefits expense. Salary and benefits expense decreased $18.8 million, or 16.6 percent, for the second quarter 2020 when compared to the same period in 2019. Although the average number of full-time equivalent employees increased 4.1 percent year over year, overall expense decreased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual during the second quarter 2020.

Aircraft fuel expense. Aircraft fuel expense decreased $92.6 million, or 77.2 percent, for the second quarter 2020 compared to second quarter 2019, partly due to a decrease in system average fuel cost per gallon of 50.0 percent year over year as fuel prices declined due to lower worldwide demand caused by the pandemic. System fuel gallons consumed decreased by 54.4 percent on a 50.1 percent decrease in ASMs as we reduced capacity in light of the pandemic. Fuel efficiency (measured as ASMs per gallon) increased 9.4 percent year over year due to fuel saving initiatives, as well as less weight on many of our flights, due to a 32.7 percentage point year-over-year decrease in load factor.

Station operations expense. Station operations expense for the second quarter 2020 decreased $18.5 million, or 40.3 percent, on a 50.3 percent decrease in scheduled service departures as we reduced the number of flights offered due to reduced demand.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2020 decreased $7.8 million, or 37.6 percent, compared to the same period in 2019, mostly due to a decrease in routine maintenance costs as we flew fewer ASMs and departures during the quarter.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2020 increased $4.8 million, or 12.5 percent, year over year, as the average number of aircraft in service increased 6.7 percent year over year.

Accounting for most of this increase, amortization of major maintenance costs was $9.4 million for the second quarter 2020 compared to $6.1 million for the second quarter 2019, due to an increase in the number of aircraft and related deferred maintenance costs associated with them. We expect these costs will continue to increase as our fleet ages.

Sales and marketing expense. Sales and marketing expense for the second quarter 2020 decreased by 56.6 percent compared to the same period in 2019. Advertising spend was intentionally pulled back in the second quarter 2020 due to the pandemic. Also, there was a decrease in net credit card fees as a result of a 74.4 percent decrease in passenger revenue year over year.

Other expense. Other expense remained relatively flat year over year, with a $0.5 million decrease for the second quarter 2020 compared to second quarter 2019.

CARES Act grant recognition. In April 2020, we entered into an agreement with the Treasury to receive $171.9 million in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. Approximately $150.0 million of these funds are being recognized as a credit to operating expense on the statement of income, over the periods for which the funds are intended to compensate. We recognized a $74.6 million credit to operating expense on the statement of income during the second quarter of 2020 and expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as a credit to operating expense in the third quarter 2020.

Operating Special charges. Special charges of $81.2 million were recorded within operating expenses for the second quarter 2020. We did not have any special charges for the same period in 2019. Of these special charges, $5.0 million relates to a non-cash impairment charge for an investment in a third party. The remaining $76.2 million relates to expenses that were unique and specific to COVID-19. This includes accelerated depreciation on seven airframes and five engines resulting from an accelerated retirement plan, a loss on the sale-leaseback transaction which we would not likely have transacted absent cash conservation efforts as a result of COVID, salary and benefits expense, and other various expenses.

Non-operating Special charges

Special charges of $19.8 million were recorded within non-operating expenses for the second quarter 2020. We did not have any special charges for the same period in 2019. The special charges relate to an accrual on the expectation to terminate the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor. This is expected to be paid in the second half of 2020.

Income Tax Expense

We recorded a $53.3 million tax benefit (36.4 percent effective tax rate) compared to a $21.2 million tax provision (23.1 percent effective tax rate) for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allows the Company to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years.

Sunseeker and Other Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Other non-Airline Segment (our Teesnap golf management business and Allegiant Nonstop family entertainment centers), and operating expenses attributable to Sunseeker Resort and Kingsway Golf Course (most of the Sunseeker Resort expenses were capitalized during the construction period). As of June 30, 2020 nearly all non-airline spend has been suspended indefinitely.

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

Operating Revenue

Passenger revenue. For the six months ended June 30, 2020, passenger revenue decreased 43.4 percent compared with the same period in 2019. The decrease was mostly attributable to a 25.5 percent decrease in scheduled service departures, which along with the pandemic, drove a 41.5 percent decrease in scheduled service passengers. Decreases in scheduled service departures are due to the decrease in travel demand from March throughout the second quarter 2020 related to the effects of COVID-19. Average fare per passenger decreased slightly, by 3.2 percent, during the six month period as a 4.7 percent increase in average air-related ancillary revenue per passenger tempered a 9.8 percent decrease in scheduled service average fare. Increases in our customer baggage fees and convenience fee contributed to the increase in air-related ancillary revenue to $54.80 per passenger.
Third party products revenue. Third party products revenue for the six months ended June 30, 2020 decreased 30.9 percent over the same period in 2019. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of substantially fewer passengers. This decline was partially offset by an overall increase in our third-party revenue from co-branded credit card program during the six months ended June 30, 2020 compared to the same period in 2019.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2020 decreased 47.3 percent compared with the same period in 2019, primarily due to a 34.6 percent decrease in related departures. The decrease in departures is mainly due to a reduction of flying with Apple Vacations, and the cancellation of the NCAA March Madness basketball tournament during 2020 due to COVID-19.

Other revenue. Other revenue increased by 3.0 percent for the six months ended June 30, 2020 compared to the same period in 2019. The increase is primarily driven by increases in subsidiary revenue during the first quarter 2020, especially in our family entertainment centers due to an additional store operating during the first quarter 2020 compared to 2019. As a result of the COVID-19 pandemic, in late March 2020 we temporarily closed our family entertainment center in Warren, Michigan and permanently discontinued all activity for our locations in Utah.

Operating Expenses

The following table presents airline-only unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,		Percent
Airline only unitized costs (in cents)	2020	2019	Change
Salary and benefits	3.19	2.69	18.6%
Station operations	1.09	1.02	6.9
Depreciation and amortization	1.36	0.86	58.1
Maintenance and repairs	0.55	0.52	5.8
Sales and marketing	0.43	0.49	(12.2)
Aircraft lease rentals	0.04	—	NM
Other	0.67	0.42	59.5
CARES Act grant recognition	(1.19)	—	NM
Operating Special charges	1.36	—	NM
Airline CASM, excluding fuel(1)	7.50	6.00	25.0
Aircraft fuel	1.84	2.63	(30.0)
Airline CASM	9.34	8.63	8.2
NM - Not meaningful
(1) Although we believe we have a relatively large proportion of variable expenses, our Airline CASM-ex fuel increased significantly during the six months ended June 30, 2020 as our fixed costs were spread over a reduced number of ASMs due to schedule reductions from mid-March resulting from COVID-19.

Salary and benefits expense. Salary and benefits expense decreased $25.6 million, or 11.0 percent, for the six months ended June 30, 2020 compared to the same period in 2019. Although the average number of full-time equivalent employees increased by 4.1 percent year over year, overall expense decreased partly due to the fact that a large portion of the $9.5 million special charges specific to COVID-19 during the first quarter of 2020 consisted of salary and benefits expense. Additionally, temporary voluntary leave programs offered to employees and voluntary pay reductions during the second quarter 2020, and suspension of the bonus accrual during the six months ended June 30, 2020 resulted in decreased expense.

Aircraft fuel expense. Aircraft fuel expense decreased $103.5 million, or 47.1 percent, for the six months ended June 30, 2020 compared to the same period in 2019 partly due to a decrease in system average fuel cost per gallon of 26.1 percent year over year as fuel prices declined due to lower worldwide demand caused by the pandemic. Additionally, system fuel gallons consumed decreased 28.2 percent on a 24.8 percent decrease in ASMs as we reduced capacity in light of the pandemic. Fuel efficiency (measured as ASMs per gallon) increased 4.9 percent year over year due to fuel saving initiatives as well as less weight on many of our flights, due to an 18.0 percentage point year-over-year decrease in load factor.
Station operations expense. Station operations expense for the six months ended June 30, 2020 decreased 19.4 percent on a 25.5 percent decrease in scheduled service departures compared to the same period in 2019 as we reduced the number of flights offered due to reduced demand.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2020 decreased 20.3 percent compared to the same period in 2019 mostly due to a decrease in both major and routine maintenance costs as we flew fewer ASMs and departures during the period.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2020 increased $12.3 million, or 16.5 percent, compared to the same period in 2019. The average number of aircraft in service increased 11.9 percent year over year.

Amortization of major maintenance costs was $18.7 million for the six months ended June 30, 2020 compared to $10.9 million for the same period in 2019. We expect these costs will continue to increase as our fleet ages.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2020 decreased $14.1 million compared to the same period in 2019, as advertising spend was intentionally pulled back in the last half of March and throughout the second quarter 2020 due to the pandemic. Also, there was a decrease in net credit card fees as a result of a 43.4 percent decrease in passenger revenue year over year.

Other expense. Other expense increased $3.6 million year over year caused by an increase in non-airline related expenses and other various expenses.

CARES Act grant recognition. In April 2020, we entered into an agreement with the Treasury to receive $171.9 million in emergency relief through the CARES Act payroll support program to be paid in installments through July 2020. Approximately $150.0 million of these funds are being recognized as a credit to operating expense on the statement of income, over the periods for which the funds are intended to compensate. We recognized a $74.6 million credit to operating expense on the statement of income during the six months ended June 30, 2020 and expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as a credit to operating expense in the third quarter 2020.

Operating Special charges. Special charges of $247.3 million were recorded within operating expenses for the six months ended June 30, 2020. We did not have any special charges for the same period in 2019. Of these special charges, $161.6 million relate to non-cash impairment charges. The remaining $85.7 million relates to expenses that were unique and specific to COVID-19. This includes accelerated depreciation on seven airframes and five engines resulting from an accelerated retirement plan, a loss on the sale-leaseback transaction we would not likely have transacted absent cash conservation efforts as a result of COVID, salary and benefits expense, and other various expenses.

Non-operating Special charges

Special charges of $26.6 million were recorded within non-operating expenses for the six months ended June 30, 2020. We did not have any special charges for the same period in 2019. Of these special charges, $19.8 million relates to an accrual on the expectation to terminate the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor. This is expected to be paid in the second half of 2020. The remaining $6.8 million relates to impairment charges for Sunseeker Resort during the first quarter 2020. Note that these charges were reclassified from operating special expense to non-operating special expense for the six months ended June 30, 2020

Income Tax Expense

We recorded a $151.0 million tax benefit (54.5 percent effective tax rate) compared to a $38.0 million tax provision (23.0 percent effective tax rate) for the six months ended June 30, 2020 and 2019, respectively. The 54.5 percent effective tax rate for the six months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years. The effective tax rate was also impacted by the remeasurement of deferred taxes and state taxes.

Sunseeker and Other Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Other non-Airline Segment (our Teesnap golf management business and Allegiant Nonstop family entertainment centers), and operating expenses attributable to Sunseeker Resort and Kingsway Golf Course (most of the Sunseeker Resort expenses were capitalized during the construction period).

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,		Percent
	2020	2019	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	1,273,258	4,169,536	(69.5)
Available seat miles (ASMs) (thousands)	2,220,755	4,447,066	(50.1)
Airline operating expense per ASM (CASM) (cents)	10.55	8.35	26.3
Fuel expense per ASM (cents)	1.23	2.70	(54.4)
Airline operating CASM, excluding fuel (cents)	9.32	5.65	65.0
ASMs per gallon of fuel	90.0	82.3	9.4
Departures	15,089	30,547	(50.6)
Block hours	32,989	68,332	(51.7)
Average stage length (miles)	850	853	(0.4)
Average number of operating aircraft during period	90.7	85.0	6.7
Average block hours per aircraft per day	3.8	8.8	(56.8)
Full-time equivalent employees at end of period	4,349	4,179	4.1
Fuel gallons consumed (thousands)	24,664	54,064	(54.4)
Average fuel cost per gallon	$1.11	$2.22	(50.0)

Scheduled service statistics:
Passengers	1,266,077	4,131,855	(69.4)
Revenue passenger miles (RPMs) (thousands)	1,107,534	3,603,076	(69.3)
Available seat miles (ASMs) (thousands)	2,174,683	4,311,182	(49.6)
Load factor	50.9%	83.6%	(32.7)
Departures	14,683	29,567	(50.3)
Block hours	32,248	66,135	(51.2)
Total passenger revenue per ASM (TRASM) (cents)(2)	5.75	10.97	(47.6)
Average fare - scheduled service(3)	$40.46	$58.39	(30.7)
Average fare - air-related charges(3)	$51.57	$51.68	(0.2)
Average fare - third party products	$6.67	$4.40	51.6
Average fare - total	$98.70	$114.47	(13.8)
Average stage length (miles)	855	853	0.2
Fuel gallons consumed (thousands)	24,124	52,327	(53.9)
Average fuel cost per gallon	$1.08	$2.22	(51.4)
Rental car days sold	135,536	540,960	(74.9)
Hotel room nights sold	12,772	114,191	(88.8)
Percent of sales through website during period	93.8%	93.5%	0.3
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.

	Six Months Ended June 30,		Percent
	2020	2019	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	4,448,708	7,619,814	(41.6)
Available seat miles (ASMs) (thousands)	6,288,427	8,357,304	(24.8)
Airline operating expense per ASM (CASM) (cents)	9.35	8.63	8.3
Fuel expense per ASM (cents)	1.85	2.63	(29.7)
Airline operating CASM, excluding fuel (cents)	7.50	6.00	25.0
ASMs per gallon of fuel	87.2	83.1	4.9
Departures	41,401	55,747	(25.7)
Block hours	95,112	128,151	(25.8)
Average stage length (miles)	879	876	0.3
Average number of operating aircraft during period	92.1	82.3	11.9
Average block hours per aircraft per day	5.5	8.6	(36.0)
Full-time equivalent employees at end of period	4,349	4,179	4.1
Fuel gallons consumed (thousands)	72,143	100,537	(28.2)
Average fuel cost per gallon	$1.61	$2.18	(26.1)

Scheduled service statistics:
Passengers	4,420,683	7,553,393	(41.5)
Revenue passenger miles (RPMs) (thousands)	4,033,017	6,794,122	(40.6)
Available seat miles (ASMs) (thousands)	6,138,692	8,113,315	(24.3)
Load factor	65.7%	83.7%	(18.0)
Departures	40,167	53,911	(25.5)
Block hours	92,594	124,098	(25.4)
Total passenger revenue per ASM (TRASM) (cents)(2)	8.47	11.22	(24.5)
Average fare - scheduled service(3)	$57.27	$63.49	(9.8)
Average fare - air-related charges(3)	$54.80	$52.32	4.7
Average fare - third party products	$5.52	$4.68	17.9
Average fare - total	$117.59	$120.49	(2.4)
Average stage length (miles)	883	878	0.6
Fuel gallons consumed (thousands)	70,229	97,395	(27.9)
Average fuel cost per gallon	$1.60	$2.18	(26.6)
Rental car days sold	616,582	1,012,558	(39.1)
Hotel room nights sold	104,776	219,206	(52.2)
Percent of sales through website during period	93.7%	93.5%	0.2
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $663.1 million at June 30, 2020, from $473.4 million at December 31, 2019. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We were approved to receive $171.9 million in assistance through the payroll support program under the CARES Act. The funds are paid in installments, and we received multiple installments totaling $154.7 million during the second quarter 2020. The remaining funds of $17.2 million were received in July 2020.

We have also submitted an application to the Loan Program under the CARES Act in the principal amount of up to $276.0 million and expect these funds to be available through September 30, 2020 subject to reaching mutually agreeable terms with the Treasury. However, no assurance can be given that any such agreement will ever be reached. If an agreement is reached, we will be required to comply with the relevant provisions of the CARES Act, which could adversely impact our business and operations. Under the CARES Act, these restrictions will apply until one year after the loan is repaid.

Due to changes in the net operating loss carryback period under the CARES Act, we received a federal income tax refund of $45.6 million in May 2020 and an additional refund of $48.7 million in July 2020, both of which related to 2018 and 2019 net operating loss carrybacks. In the first half of 2021, we expect to receive a sizeable federal income tax refund related to a 2020 net operating loss carryback. A federal excise tax refund of up to $21.0 million related to net refunds issued during 2020 is also expected to be received during the second half of 2020.

In April 2020, we received additional proceeds of $31.0 million from a financing secured by two aircraft. As of July 31, 2020, we had 24 unencumbered aircraft and ten unencumbered spare engines.

In June 2020, we received $48.0 million of proceeds through a sale-leaseback transaction on four aircraft.

We have suspended share repurchases and our quarterly cash dividend, as part of cash preservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support program, we agreed not to repurchase shares or pay cash dividends through September 30, 2021. We have also suspended all non-airline capital expenditures and have reduced airline capital expenditures.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, debt commitments, government funding, expected tax refunds, and cash balances, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.4 billion as of December 31, 2019 to $1.5 billion as of June 30, 2020. During the first half of 2020, we borrowed a net amount of $147.4 million, including an additional $100.0 million borrowed under our Term Loan, additional debt secured by aircraft of $31.0 million, and $16.4 million of debt related to the PSP Note under the CARES Act Payroll Support Program Loan.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the six months ended June 30, 2020, our operating activities provided $276.7 million of cash compared to $277.5 million during the same period of 2019. Although net income for the six months ended June 30, 2020 decreased by $253.8 million compared to 2019, the cash effect of this fluctuation is more than offset by the non-cash nature of $263.5 million in special charges during the first half of 2020.

Investing Activities. Cash used in investing activities was $158.6 million during the six months ended June 30, 2020 compared to $96.8 million for the same period in 2019. The increase in cash used is due to a $165.7 million increase in purchases of investment securities (net of maturities). This was partially offset by a $63.8 million year-over-year decrease in cash outlays for the purchase of property and equipment, as well as $48.0 million in proceeds received from the sale-leaseback transaction.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2020 was $32.8 million, compared to $191.6 million for the same period in 2019. The year-over-year decrease is mostly due to the net effect of debt activity, as debt proceeds net of principal payments and debt issuance cost payments were $74.7 million during the six months ended June 30, 2020, compared to $217.1 million during the same period in 2019. Additionally, there was an increase in share repurchases, which were $33.8 million in the first half of 2020 (before the share repurchase program was suspended) compared to none during the same period in 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future airline operations and capacity, the efficacy of cost saving measures, future expenditures, our ability to access additional funds from the Treasury, aircraft financings, the timing of aircraft acquisitions and retirements, expected capital expenditures, as well as other information concerning future results of operations, business strategies, financing plans and industry environment. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, restrictions relating to accepting government support under the CARES Act, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, restrictions imposed by accepting funds under the CARES Act, the ability to obtain regulatory approvals as needed , the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2020. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2019 Form 10-K, and in Note 1 in Part I, Item 1 of this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 15.2 percent of our operating expenses for the six months ended June 30, 2020. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2020, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $2.7 million and $11.5 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of June 30, 2020, we had $1.2 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point increase in market interest rates for the three and six months ended June 30, 2020 would have affected interest expense by approximately $3.8 million and $6.1 million, respectively.

As of June 30, 2020, we had $162.1 million of fixed-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point change in market interest rates would not impact interest expense on our fixed rate debt as of such date.

Item 4. Controls and Procedures

As of June 30, 2020, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K and those additional Risk Factors below.
The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely affect, our results of operations, financial position and liquidity.

In December 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak has since spread and grown globally, including within the United States and, in March 2020, the President of the United States declared a national emergency. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings for air travel, thereby materially and adversely affecting operating income and cash flows from operations. We have attempted to conserve our liquidity through cost reductions and other means. These efforts include reducing airline capital expenditures, suspending all non-airline capital expenditures; reducing our published flight schedule; placing a number of aircraft in storage; retiring certain aircraft; implementing voluntary time-off programs for employees; suspending all hiring and non-contract salary increases; temporarily reducing named executive officer salaries and Board of Director cash retainer fees; and extending vendor payment terms. The extent of the impact of the COVID-19 pandemic on our business and our financial and operational performance will depend on future developments, including the duration, spread, severity and any recurrence of the COVID-19 pandemic; the duration and scope of related federal, state and local government restrictions; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and our access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state and local authorities have at various times instituted measures such as imposing self-quarantine requirements, issuing directives forcing businesses to temporarily close, restricting air travel and issuing shelter-in-place and similar orders limiting the movement of individuals. Such measures have depressed demand for air travel, disrupted our operations, and materially adversely affected our business. The resulting cancellations of flights has resulted in an unprecedented amount of cash refunds and the issuance of travel vouchers to customers. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been adversely affected. The cancellations and cash refunds have negatively affected our revenues and liquidity, and we expect such negative effects to continue. We will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, or if fear of travel continues to depress future ticket sales.

Instances of actual or perceived risk of infection among our employees, or our service providers’ employees, could further negatively impact our operations. We could also be materially adversely affected if we are unable to effectively maintain a suitably skilled and sized workforce, address employment-related matters, or maintain satisfactory relations with our employees or our employees’ labor representatives.

Moreover, the ability to attract and retain passengers depends, in part, upon the perception and reputation of our company and the public’s concerns regarding the health and safety of air travel generally. Actual or perceived risk of infection on our flights could have a material adverse effect on the public's comfort with air travel, which could harm our reputation and business. We expect we will continue to incur COVID-19 related costs as we sanitize airplanes and implement additional hygiene-related protocol to airplanes, and take other action to limit infection among our employees and passengers.

The COVID-19 pandemic has also significantly increased economic and demand uncertainty. Historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor, and other costs. Any significant increases in unemployment in the United States due to the adoption of social distancing and other policies to slow the spread of the virus would likely continue to have a negative impact on passenger bookings, and these effects could exist for an extensive period of time. The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.
We rely on discretionary spending by individuals and households as most of our customers fly with us for leisure as opposed to business purposes.

Many attractions in the leisure destinations we serve, such as Walt Disney World in Orlando, Florida and Las Vegas hotels, temporarily closed, and those which have reopened have done so with restrictions in place, which will also impact travel to these destinations.
The spread of COVID-19 and related responsive actions have adversely impacted our financial condition, liquidity and cash flow.
The spread of COVID-19 and related government and private sector responsive actions, including actions we have taken to stem the spread of the virus, have and will continue to adversely impact our financial condition, liquidity and cash flow in the near term. While we are focused on mitigating the impact to our balance sheet by, among other things, suspending dividends and share repurchases and suspending all non-essential capital expenditures and discretionary spending, a prolonged disruption due to the COVID-19 pandemic could have a longer-term material adverse effect on our financial condition, liquidity and cash flow.
We may need to seek significant amounts of additional liquidity in the short-term, including through the issuance of additional debt securities, equity securities and equity-linked securities, as well as through credit facilities. However, the terms of our existing debt agreements, including out Term Loan, may not permit us to do so. The Term Loan contains covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the Term Loan contains financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Term Loan with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while the Term Loan is outstanding. The Term Loan contains various events of default (including failure to comply with the covenants under the Term Loan), and upon an event of default the lenders may, subject to various cure rights, require the immediate payment of all amounts outstanding under the Term Loan. As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing.
Moreover, on March 17, 2020, S&P Global Ratings downgraded our corporate issue rating and Moody’s Investors Service placed our ratings on downgrade review, in both cases due to reduced demand for air travel. Our ability to raise cost-effective capital is in part dependent on our credit ratings, and we cannot assure you that our credit ratings will be stable or improve. Such downgrade actions and potential future downgrade actions may negatively affect our ability to seek additional sources of liquidity on favorable terms, if at all.
Although our working capital has been sufficient to meet our obligations to date, our future liquidity could be severely impacted by the COVID-19 pandemic and the aforementioned negative effects on our ability to raise cost-effective capital, which could have a material adverse effect on our business, financial condition and results of operations.
We have entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Program under the CARES Act; pursuant to these agreements we have agreed to certain restrictions on how we operate our business and use our cash and which could limit our ability to take actions that we otherwise might have determined to be in the best interests of our company and our shareholders.
On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as to us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury. In April 2020, we reached an agreement with the Treasury with respect to funding support pursuant to the Payroll Support Program. Pursuant to this agreement, we have agreed to certain restrictions on our business and operations, including the following:
We are prohibited from repurchasing our common stock and from paying dividends on our common stock until September 30, 2021;

We must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until March 24, 2022;
We are prohibited from involuntary terminations or furloughs of our employees (except for death, disability, cause, or certain disciplinary reasons) until September 30, 2020;
We may not reduce the salary, wages, or benefits of our employees (other than our executive officers, or as otherwise permitted under the terms of the Payroll Support Program) until September 30, 2020;
Until March 1, 2022, we must comply with any requirement issued by the Department of Transportation (“DOT”) that we maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by us before March 1, 2020.
These restrictions may require that we take, or limit taking, actions that we believe to be in the best interests of our company and our shareholders. For example, the restrictions could require that we change certain of our business practices, risk our ability to retain key personnel, and expose us to additional costs (including increased compliance costs). Additionally, we could be required to issue additional warrants and be subject to additional significant restrictions if we participate in additional loan programs under the CARES Act.
We have also submitted an application to the Loan Program under the CARES Act in the principal amount of approximately $276 million and expect these funds to be available through September 30, 2020 subject to reaching mutually agreeable terms with Treasury. However, no assurance can be given that any such agreement will ever be reached. If an agreement is reached, we will be required to comply with the relevant provisions of the CARES Act as listed above, which could adversely impact our business and operations. In the event we receive such a loan under the CARES Act, these restrictions will apply until one year after the loan is repaid.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) As previously disclosed, in connection with funding that we have received under the CARES Act, we have issued to the Treasury warrants to purchase up to 25,889 shares of our common stock since April 2020 under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Of these warrants, warrants to purchase 19,700 shares were issued prior to June 30, 2020 and warrants for an additional 6,189 shares were issued in July 2020. For additional information regarding the Warrants, see Note 2 of the Notes to Consolidated Financial Statements (unaudited).

(b) Not applicable

(c) We did not repurchase any common stock during the second quarter 2020.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on May 6, 2020 (2)
10.1	Payroll Support Program Agreement dated April 20, 2020 between Allegiant Air, LLC and the U.S. Department of the Treasury. (3)
10.2	Promissory Note dated April 20, 2020 from Allegiant Air, LLC to U.S. Department of the Treasury. (3)
10.3	Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury. (3)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2020.
(3) Incorporated by reference to Exhibit to Quarterly Report on Form 10-Q filed by the Company with the Commission on May 22, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	August 4, 2020	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer