Form 10-Q
period 2020-09-30
Allegiant Travel CO
filed 2020-11-05
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 30, 2020, the registrant had 16,389,481 shares of common stock, $.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$268,042	$121,888
Restricted cash	17,426	14,897
Short-term investments	441,764	335,928
Accounts receivable	166,924	25,516
Expendable parts, supplies and fuel, net	26,305	28,375
Prepaid expenses and other current assets	30,742	35,617
TOTAL CURRENT ASSETS	951,203	562,221
Property and equipment, net	2,004,829	2,236,808
Long-term investments	—	15,542
Deferred major maintenance, net	127,457	129,654
Operating lease right-of-use assets, net	114,573	22,081
Deposits and other assets	25,031	44,497
TOTAL ASSETS:	$3,223,093	$3,010,803
CURRENT LIABILITIES
Accounts payable	$64,674	$27,667
Accrued liabilities	130,665	159,031
Current operating lease liabilities	13,814	2,662
Air traffic liability	334,061	249,950
Current maturities of long-term debt and finance lease obligations, net of related costs	233,680	173,274
TOTAL CURRENT LIABILITIES	776,894	612,584
Long-term debt and finance lease obligations, net of current maturities and related costs	1,316,171	1,248,579
Deferred income taxes	292,661	232,520
Noncurrent operating lease liabilities	101,864	21,290
Other noncurrent liabilities	23,805	12,279
TOTAL LIABILITIES:	2,511,395	2,127,252
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(648,118)	(617,579)
Additional paid in capital	315,150	289,933
Accumulated other comprehensive income, net	183	98
Retained earnings	1,044,460	1,211,076
TOTAL EQUITY:	711,698	883,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,223,093	$3,010,803

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Passenger	$181,916	$391,222	$677,347	$1,265,978
Third party products	11,337	18,207	35,756	53,557
Fixed fee contracts	5,284	19,797	17,440	42,859
Other	2,447	7,283	12,969	17,498
Total operating revenues	200,984	436,509	743,512	1,379,892
OPERATING EXPENSES:
Salary and benefits	95,829	107,586	303,264	340,589
Aircraft fuel	52,540	104,583	168,711	324,253
Depreciation and amortization	45,291	39,436	132,285	114,112
Station operations	39,954	43,522	108,359	128,357
Maintenance and repairs	14,038	24,768	48,866	68,470
Sales and marketing	7,967	17,591	35,331	59,057
Aircraft lease rental	3,015	—	5,404	—
Other	19,755	26,907	70,225	73,756
CARES Act grant recognition	(77,909)	—	(152,448)	—
Special charges	33,585	—	280,852	—
Total operating expenses	234,065	364,393	1,000,849	1,108,594
OPERATING INCOME (LOSS)	(33,081)	72,116	(257,337)	271,298
OTHER (INCOME) EXPENSES:
Interest expense	11,943	19,506	44,149	58,531
Capitalized interest	—	(903)	(4,067)	(3,444)
Interest income	(868)	(3,335)	(4,596)	(10,038)
Loss on debt extinguishment	—	—	1,222	3,677
Special charges	—	—	26,632	—
Other, net	552	(57)	1,173	(41)
Total other expenses	11,627	15,211	64,513	48,685
INCOME (LOSS) BEFORE INCOME TAXES	(44,708)	56,905	(321,850)	222,613
INCOME TAX PROVISION (BENEFIT)	(15,565)	12,976	(166,595)	51,017
NET INCOME (LOSS)	$(29,143)	$43,929	$(155,255)	$171,596
Earnings (loss) per share to common shareholders:
Basic	$(1.82)	$2.70	$(9.75)	$10.55
Diluted	$(1.82)	$2.70	$(9.75)	$10.54
Shares used for computation:
Basic	16,006	16,037	15,953	16,037
Diluted	16,006	16,039	15,953	16,045

Cash dividends declared per share:	$—	$0.70	$0.70	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(29,143)	$43,929	$(155,255)	$171,596
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(292)	16	32	669
Foreign currency translation adjustments	51	17	53	21
Total other comprehensive income	(241)	33	85	690
TOTAL COMPREHENSIVE INCOME (LOSS)	$(29,384)	$43,962	$(155,170)	$172,286

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2020	16,240	$23	$310,628	$424	$1,073,603	$(648,118)	$736,560
Share-based compensation	58	—	4,099	—	—	—	4,099
Other comprehensive income (loss)	—	—	—	(241)	—	—	(241)
CARES Act warrant issuance	—	—	423	—	—	—	423
Net loss	—	—	—	—	(29,143)	—	(29,143)
Balance at September 30, 2020	16,298	$23	$315,150	$183	$1,044,460	$(648,118)	$711,698

	Nine Months Ended September 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	171	—	23,842	—	—	—	23,842
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends declared, $0.70 per share	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income (loss)	—	—	—	85	—	—	85
CARES Act warrant issuance	—	—	1,375	—	—	—	1,375
Net loss	—	—	—	—	(155,255)	—	(155,255)
Balance at September 30, 2020	16,298	$23	$315,150	$183	$1,044,460	$(648,118)	$711,698

	Three Months Ended September 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2019	16,305	$23	$280,783	$(4)	$1,128,822	$(605,115)	$804,509
Share-based compensation	—	—	4,535	—	—	—	4,535
Shares repurchased by the Company and held as treasury shares	(110)	—	—	—	—	(15,540)	(15,540)
Cash dividends declared, $0.70 per share	—	—	—	—	(11,409)	—	(11,409)
Other comprehensive income (loss)	—	—	—	33	551	—	584
Net income	—	—	—	—	43,929	—	43,929
Balance at September 30, 2019	16,195	$23	$285,318	$29	$1,161,893	$(620,655)	$826,608

	Nine Months Ended September 30, 2019
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	124	—	14,383	—	—	—	14,383
Shares repurchased by the Company and held as treasury shares	(132)	—	—	—	—	(18,549)	(18,549)
Stock issued under employee stock purchase plan	20	—	—	—	—	2,931	2,931
Cash dividends, $2.10 per share	—	—	—	—	(34,214)	—	(34,214)
Other comprehensive income (loss)	—	—	—	690	—	—	690
Net income	—	—	—	—	171,596	—	171,596
Cumulative effect of the New Lease Standard	—	—	—	—	(550)	—	(550)
Balance at September 30, 2019	16,195	$23	$285,318	$29	$1,161,893	$(620,655)	$826,608

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(155,255)	$171,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,285	114,112
Special charges	279,114	—
Other adjustments	89,342	60,135
Changes in certain assets and liabilities:
Air traffic liability	84,111	55,446
Other - net	(152,872)	(79,862)
Net cash provided by operating activities	276,725	321,427
Cash flows from investing activities:
Purchase of investment securities	(511,667)	(397,504)
Proceeds from maturities of investment securities	421,658	413,038
Purchase of property and equipment	(198,567)	(350,187)
Proceeds from sale-leaseback transactions	78,185	—
Other investing activities	1,247	10,647
Net cash used in investing activities	(209,144)	(324,006)
Cash flows from financing activities:
Cash dividends paid to shareholders	(11,361)	(34,214)
Proceeds from the issuance of debt	272,548	770,435
Repurchase of common stock	(33,773)	(18,549)
Principal payments on debt and finance lease obligations	(146,416)	(670,148)
Debt issuance costs	(4,505)	(32,592)
Other financing activities	4,609	325
Net cash provided by financing activities	81,102	15,257
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	148,683	12,678
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	136,785	95,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$285,468	$108,589

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$36,801	$53,089
Income tax refunds	(95,258)	(2,227)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$103,499	$2,213
Purchases of property and equipment in accrued liabilities	19,294	6,091

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

On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of ASC 740. The standard also removes the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company plans to adopt this accounting standard effective January 1, 2021.

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company experienced a severe reduction in air travel, which has continued. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the availability of a vaccine. The Company is continuously reevaluating flight schedules based on demand trends.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020, providing support for the airline industry and other businesses and individuals.

On April 20, 2020, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Agreement (the “PSPA”) with the U.S. Department of the Treasury ("Treasury") for an award Allegiant Air would receive under the CARES Act. The total amount initially allocated to Allegiant Air under the PSP was $171.9 million, all of which was received by the end of July 2020. On September 30, 2020, the Company received an additional installment of $5.0 million for a total aggregate of $176.9 million under the PSPA. The proceeds of the award were used exclusively for wages, salaries and benefits during the second and third quarters 2020, in accordance with the agreement.

The $176.9 million received under the PSPA during the second and third quarters of 2020 includes direct grants, a $23.1 million loan, and warrants to purchase 27,681 shares of the Company's common stock, as further discussed below.

In consideration for the grant, Allegiant Air issued to Treasury a low-interest rate, senior unsecured term promissory note (the “PSP Note”) which will mature 10 years after issuance. The principal amount of the PSP Note is $23.1 million. The PSP Note is guaranteed by the Company and is prepayable at any time at par (see Note 5).

Also in consideration for the grant, the Company issued warrants (the “PSP Warrants”) to Treasury to purchase 27,681 shares of common stock of the Company at a price of $83.33 per share (based on the closing price of the Company’s common stock on The Nasdaq Global Select Market on April 9, 2020). Warrants to purchase 19,700 shares (valued at $1.0 million) were issued in May and June 2020, and warrants for the remaining 7,981 shares (valued at $0.4 million) were issued in July and September 2020. The PSP Warrants expire five years after issuance, and will be exercisable either through net share settlement or cash, at the Company’s option. The PSP Warrants include customary anti-dilution provisions, do not have any voting rights and are freely transferable, with registration rights.

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

Special Charges

The effects of COVID-19 triggered an impairment review, and a non-cash impairment charge was recognized during the nine months ended September 30, 2020 (see Note 12 - Impairment for additional detail). The Company also identified expenses that were unique and specific to COVID-19. The impairment charges and other expenses that resulted from the effects of COVID-19 are recorded as special charges within both operating and non-operating expenses during the nine months ended September 30, 2020. See the table below for a summary of operating and non-operating special charges recorded by segment during the three and nine months ended September 30, 2020.

(in thousands)	Airline	Sunseeker Resort	Other non-airline	Total
Three Months Ended September 30, 2020
Operating	$32,617	$—	$968	$33,585
Non-operating	—	—	—	—
Total special charges	$32,617	$—	$968	$33,585
Nine Months Ended September 30, 2020
Operating	$118,059	$135,443	$27,350	$280,852
Non-operating	—	26,632	—	26,632
Total special charges	$118,059	$162,075	$27,350	$307,484

Additional detail for the $307.5 million total special charges (operating and non-operating) for the nine months ended September 30, 2020 appears below:

•$168.4 million in impairment charges
◦Includes Airline - $5.0 million; Sunseeker Resort - $136.8 million; Other non-airline - $26.6 million
•$89.3 million adjustment resulting from the accelerated retirements of seven airframes and five engines, loss on sale leaseback transactions of seven aircraft, and write-offs of other aircraft related assets
•$21.5 million adjustment for additional salary and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards
◦Includes Airline - $21.1 million; Sunseeker Resort - $0.4 million
•$19.8 million related to the termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor
◦$14.9 million paid during the third quarter 2020 and remaining $4.9 million recorded in accrued liabilities (subsequently paid in October 2020)
•$5.0 million related to suspension of construction at Sunseeker
•$3.5 million write-down on various non-aircraft assets and other various expenses

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues. Passenger revenue is primarily composed of scheduled service revenue (including passenger ticket sales and credit voucher breakage), revenue from ancillary air-related charges (including seat fees, baggage fees, and other travel-related services performed in conjunction with a passenger’s flight), as well as co-brand credit card point redemptions, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Scheduled service	$79,464	$200,233	$325,404	$672,690
Ancillary air-related charges	100,262	187,776	342,520	583,003
Co-brand redemptions	2,190	3,213	9,423	10,285
Total passenger revenue	$181,916	$391,222	$677,347	$1,265,978

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of September 30, 2020, approximately 34.7 percent of the air traffic liability balance was related to forward bookings, with the remaining 65.3 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is twelve months and revenue associated with future travel will principally be recognized within this time frame. During the nine months ended September 30, 2020, $204.1 million was recognized into passenger revenue that was recorded in the air traffic liability balance of $250.0 million at December 31, 2019.

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

Co-brand redemptions

In relation to the travel component of the co-branded credit card contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the transportation is provided. In September 2020, the Company amended its existing co-brand agreement, which among other things extended the term of the agreement through August 2029 and provided for the pre-purchase of credit card points. This transaction was treated as a financing transaction for accounting purposes using an effective interest rate consistent with the Company’s credit rating.

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance at January 1	$15,613	$10,708
Points awarded (deferral of revenue)	15,018	14,308
Points redeemed (recognition of revenue)	(9,510)	(10,285)
Balance at September 30	$21,121	$14,731

As of September 30, 2020 and 2019, $11.8 million and $10.6 million, respectively, of the current points liability is reflected in Accrued liabilities and represents the Company's current estimate of revenue to be recognized in the next twelve months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter. Given the inherent uncertainty of the current operating environment due to COVID-19, the Company will continue to monitor redemption patterns and may adjust its estimates in the future.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Flight equipment, including pre-delivery deposits	$2,259,358	$2,289,157
Computer hardware and software	151,602	171,516
Land and buildings/leasehold improvements	86,825	98,885
Other property and equipment	80,156	161,760
Total property and equipment	2,577,941	2,721,318
Less accumulated depreciation and amortization	(573,112)	(484,510)
Property and equipment, net	$2,004,829	$2,236,808

Accrued capital expenditures as of September 30, 2020 and December 31, 2019 were $19.3 million and $16.5 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's Long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Fixed-rate debt and finance lease obligations due through 2029	$363,080	$235,071
Variable-rate debt due through 2029	1,186,771	1,186,782
Total long-term debt and finance lease obligations, net of related costs	1,549,851	1,421,853
Less current maturities, net of related costs	233,680	173,274
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,316,171	$1,248,579

Weighted average fixed-interest rate on debt	3.9%	3.7%
Weighted average variable-interest rate on debt	2.4%	4.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2020 and for the next four years and thereafter, in the aggregate, are: remaining in 2020 - $44.7 million; 2021 - $229.3 million; 2022 - $135.5 million; 2023 - $122.1 million; 2024 - $656.3 million; and $362.0 million thereafter.

CARES Act Payroll Support Program Loan

In April 2020 the Company entered into a low-interest rate, senior unsecured term promissory note (the "PSP" Note) with the Treasury under the CARES Act payroll support program. The PSP Note will mature 10 years after issuance and bears interest at a rate of 1.0 percent for the first five years, with interest at the secured overnight financing rate (SOFR) plus 2.0 percent thereafter. The PSP Note is prepayable at any time at par, without penalty.

During the second and third quarters 2020, the Company received $23.1 million in funds under the PSP Note, which is recorded within noncurrent debt on the balance sheet.

In connection with the PSP Note, the Company is required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility under which it is able to borrow up to $81.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In 2019 the Company drew down the entire $81.0 million under this facility. A principal payment of $11.7 million was made in September 2020, and the remaining balance as of September 30, 2020 is $69.3 million. Aircraft remain in the collateral pool for up to two years, and, as of September 30, 2020, there were six aircraft in the collateral pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2021.

Other Secured Debt

In September 2020, the Company borrowed $84.0 million under a loan agreement secured by two aircraft and eight spare engines. The note bears interest at a fixed rate, payable in monthly installments with maturity after five and six years for the spare engines and aircraft, respectively.

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

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI would have been able to borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort -Charlotte Harbor. No amount was ever drawn under this agreement.

Due to the various impacts of COVID-19, the Company suspended construction of Sunseeker Resort, and it is uncertain when construction will resume. In light of these conditions, the Company reached a $19.8 million settlement agreement with the Lender to terminate the Loan. During the third quarter 2020, the Company paid $14.9 million of the settlement, and the remaining $4.9 million was paid in October 2020. The expense is reflected within non-operating special charges on the statement of income for the nine months ended September 30, 2020.

Note 6 — Income Taxes

The Company recorded a $15.6 million tax benefit (34.8 percent effective tax rate) compared to a $13.0 million tax provision (22.8 percent effective tax rate) for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allows the Company to carryback the 2020 net operating loss at the 35.0 percent tax rate applicable in earlier years.

The Company recorded a $166.6 million tax benefit (51.8 percent effective tax rate) compared to a $51.0 million tax provision (22.9 percent effective tax rate) for the nine months ended September 30, 2020 and 2019, respectively. The 51.8 percent effective tax rate for the nine months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $40.9 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years. The effective tax rate was also impacted by the remeasurement of deferred taxes and state taxes.

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

The following table summarizes the Company's total assets and liabilities related to leases as of the dates indicated:

(in thousands)	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$114,573	$22,081
Finance lease assets(2)	Property and equipment, net	106,777	111,665
Total lease assets		$221,350	$133,746

Liabilities
Current
Operating(1)	Current operating lease liabilities	$13,814	$2,662
Finance(2)	Current maturities of long-term debt and finance lease obligations	7,922	7,666
Noncurrent
Operating(1)	Noncurrent operating lease liabilities	101,864	21,290
Finance(2)	Long-term debt and finance lease obligations	101,955	107,930
Total lease liabilities		$225,555	$139,548
(1) Represents assets and liabilities of ten aircraft, office equipment, certain airport and terminal facilities, and other assets under operating leases
(2) Represents assets and liabilities of five aircraft under finance leases

Sale-Leaseback Transaction

During the nine months ended September 30, 2020, the Company entered into two separate sale-leaseback transactions involving seven total aircraft. The transactions qualified as sales, and generated $78.2 million of proceeds. As a result of the sales, the aircraft were removed from property and equipment in the Company's balance sheet, resulting in a $49.8 million loss on the sales. The loss is reflected within operating special charges on the statement of income since the Company would not likely have completed the transactions absent cash conservation efforts as a result of COVID. The leased aircraft were subsequently recorded within operating lease right-of-use assets, with the related lease liabilities recorded within current and noncurrent operating lease liabilities on the balance sheet. The proceeds from the sales of aircraft in these transactions are treated as cash inflows from investing activities on the statement of cash flows.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2020.

Financial instruments measured at fair value on a recurring basis:

	September 30, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$80,121	$80,121	$—	$42,653	$42,653	$—
Commercial paper	22,783	—	22,783	5,807	—	5,807
Municipal debt securities	10,205	—	10,205	1,202	—	1,202
Federal agency debt securities	1,340	—	1,340	—	—	—
Total cash equivalents	114,449	80,121	34,328	49,662	42,653	7,009
Short-term
Commercial paper	212,992	—	212,992	161,286	—	161,286
Corporate debt securities	139,659	—	139,659	145,975	—	145,975
Municipal debt securities	52,437	—	52,437	12,237	—	12,237
Federal agency debt securities	35,389	—	35,389	13,515	—	13,515
US Treasury bonds	1,287	—	1,287	2,915	—	2,915
Total short-term	441,764	—	441,764	335,928	—	335,928
Long-term
Corporate debt securities	—	—	—	15,396	—	15,396
US Treasury bonds	—	—	—	146	—	146
Total long-term	—	—	—	15,542	—	15,542
Total financial instruments	$556,213	$80,121	$476,092	$401,132	$42,653	$358,479

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,461,705	$1,349,111	$1,329,882	$1,140,232	3

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

1.Assume vesting of restricted stock using the treasury stock method.

2.Assume unvested restricted stock awards are not vested, and allocate earnings to common shares and unvested restricted stock awards using the two-class method.

For the three and nine months ended September 30, 2019, the second method, which assumes unvested awards are not vested, was used in the computation because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income (loss)	$(29,143)	$43,929	$(155,255)	$171,596
Less income allocated to participating securities	—	(578)	(236)	(2,441)
Net income (loss) attributable to common stock	$(29,143)	$43,351	$(155,491)	$169,155
Earnings (loss) per share, basic	$(1.82)	$2.70	$(9.75)	$10.55
Weighted-average shares outstanding	16,006	16,037	15,953	16,037
Diluted:
Net income (loss)	$(29,143)	$43,929	$(155,255)	$171,596
Less income allocated to participating securities	—	(578)	(236)	(2,440)
Net income (loss) attributable to common stock	$(29,143)	$43,351	$(155,491)	$169,156
Earnings (loss) per share, diluted	$(1.82)	$2.70	$(9.75)	$10.54
Weighted-average shares outstanding(1)	16,006	16,037	15,953	16,037
(1) Dilutive effect of common stock equivalents excluded from the diluted per share calculation is not material.

Note 10 — Commitments and Contingencies

As of September 30, 2020, the Company had commitments to purchase eight Airbus A320 aircraft as well as purchase agreements for two spare engines.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	September 30, 2020
Remaining in 2020	$110,762
2021	37,900
2022	21,000
Total commitments	$169,662

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

Due to the impacts of COVID-19, the Company temporarily closed the Allegiant Nonstop location in Warren, MI (which has subsequently opened as of early October 2020). The Company also permanently closed the Allegiant Nonstop location in Clearfield, Utah, and permanently discontinued all activity for the Allegiant Nonstop location in West Jordan, Utah, which was being developed.

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Three Months Ended September 30, 2020
Operating revenue:
Passenger	$181,916	$—	$—	$181,916
Third party products	11,337	—	—	11,337
Fixed fee contract	5,284	—	—	5,284
Other	(224)	—	2,671	2,447
Operating income (loss) (1)	(28,836)	(2,619)	(1,626)	(33,081)
Interest expense, net	11,075	—	—	11,075
Depreciation and amortization	45,247	44	—	45,291
Capital expenditures	25,066	—	—	25,066
Three Months Ended September 30, 2019
Operating revenue:
Passenger	$391,222	$—	$—	$391,222
Third party products	18,207	—	—	18,207
Fixed fee contract	19,797	—	—	19,797
Other	1,648	251	5,384	7,283
Operating income (loss)	77,335	(1,281)	(3,938)	72,116
Interest expense, net	14,761	507	—	15,268
Depreciation and amortization	38,409	329	698	39,436
Capital expenditures	98,308	16,931	479	115,718

(in thousands)	Airline	Sunseeker Resort	Other non- airline	Consolidated
Nine Months Ended September 30, 2020
Operating revenue:
Passenger	$677,347	$—	$—	$677,347
Third party products	35,756	—	—	35,756
Fixed fee contract	17,440	—	—	17,440
Other	1,460	653	10,856	12,969
Operating income (loss) (2)	(83,106)	(142,741)	(31,490)	(257,337)
Interest expense, net	34,925	561	—	35,486
Depreciation and amortization	130,938	577	770	132,285
Capital expenditures	155,810	45,160	442	201,412
Nine Months Ended September 30, 2019
Operating revenue:
Passenger	$1,265,978	$—	$—	$1,265,978
Third party products	53,557	—	—	53,557
Fixed fee contract	42,859	—	—	42,859
Other	3,578	1,526	12,394	17,498
Operating income (loss)	291,371	(4,199)	(15,874)	271,298
Interest expense, net	43,906	1,143	—	45,049
Depreciation and amortization	110,528	811	2,773	114,112
Capital expenditures	305,356	33,502	11,329	350,187
(1) For the three months ended September 30, 2020, Operating loss was impacted by special charges of: $32.6 million for the Airline and $1.0 million for Other non-airline.
(2) For the nine months ended September 30, 2020, Operating loss was impacted by special charges of: $118.1 million for the Airline; $135.4 million for Sunseeker Resort; and $27.4 million for Other non-airline.

Total assets were as follows as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Airline	$3,170,834	$2,830,236
Sunseeker Resort	37,264	133,362
Other non-airline	14,995	47,205
Consolidated	$3,223,093	$3,010,803

Note 12 — Impairment

Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired.

As described in Note 2, in the first nine months of 2020, the Company's operations and liquidity were significantly impacted by decreased passenger demand and U.S. government travel restrictions and quarantine requirements due to COVID-19. As a result of these events and circumstances, the Company performed impairment tests on its long-lived assets in connection with the preparation of its financial statements.

In accordance with ASC 360, an impairment of a long-lived asset or group of long-lived assets exists only when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets is less than the carrying value of the assets. Assets were grouped by operating segment when estimating future cash flows, and further grouped within each segment as applicable. Estimates of future cash flows were generally based on historical results, and management's best estimate of future market and operating conditions.

Airline Segment

Long-lived assets for the Airline segment consist primarily of owned and leased flight and ground equipment. To test the recoverability of the Company's airline operating fleet, undiscounted future cash flows for each aircraft under the Company's current expected operating fleet plan were assessed and it was determined that there was no impairment as of September 30, 2020. As the Company obtains greater clarity about the duration and extent of reduced demand and potentially executes further capacity adjustments, the Company will continue to evaluate its current fleet compared to network requirements and may decide to permanently retire additional aircraft.

The Airline has an equity investment in a technology company. A $5.0 million charge was recorded to impair the investment in the second quarter 2020. As a result of the impairment, net book value of the investment is zero. This decision reflects management's best estimate of the fair value of this investment based on recent market trends.

Sunseeker Resort Segment

Long-lived assets for Sunseeker Resort and related Kingsway Golf Course consist primarily of the land, construction in process, building, and other various equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows was less than the long-lived assets' carrying value. A $136.8 million impairment charge was recorded in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market transactions. Based on an evaluation of impairment indicators in the second and third quarters 2020, no additional impairment was recognized.

Other non-Airline Segment

Long-lived assets for Allegiant Nonstop family entertainment centers consist primarily of leasehold improvements, arcade games, various equipment, and ROU assets. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. An $18.3 million impairment charge was recorded in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market trends. Based on an evaluation of impairment indicators in the second and third quarters 2020, no additional impairment was recognized.

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

Note 13 — Subsequent Events

In October 2020, the Company closed on the private offering of $150.0 million principal amount of a 8.5 percent Senior Secured Note due 2024. The Notes and related guarantees are secured by first priority security interests in substantially all of the property and assets of the Company and the guarantors of the Notes (excluding aircraft, aircraft engines and certain other assets).The guarantors of the Notes include all significant subsidiaries other than Sunseeker Resorts, Inc. and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2020 and 2019. Also discussed is our financial position as of September 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

NETWORK

As of September 30, 2020, we were selling 520 routes versus 466 as of the same date last year, which represents an 11.6 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 97 and 29, respectively, as of September 30, 2020.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We are currently leveraging this core strength, just at a much more significant contracting level than normal seasonal demand changes would dictate. We are maintaining a broad network and selling presence. We consistently monitor flights to assess for cash profitability.

TRENDS

The COVID-19 pandemic and shelter-in-place directives have greatly impacted our operating results for the nine months ending September 30, 2020 and will continue to do so into the future. Air traffic demand is down substantially and base air fares are down as well. We cannot predict when air travel will return to customary levels or at what pace. In the meantime, our revenues will be adversely affected. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the availability of a vaccine.
The impacts of the pandemic have resulted in a reduction in our flight schedule. It is likely that reduced schedules will continue into the future. We are closely monitoring bookings and making decisions on schedule changes as necessary based on demand.
Though we cannot control the current demand environment, our primary focus at the current time has been to conserve cash, and we have taken immediate and extensive measures to reduce daily cash burn. We have reduced management and support teams by roughly 300 positions. We have suspended payment of cash dividends and stock buybacks. We have suspended construction of the Sunseeker Resort in Southwest Florida as well as spend on our other non-airline subsidiaries. We have reduced airline capital expenditures for this year and into the future. We have eliminated other nonessential expenditures and have renegotiated arrangements with outside vendors, all in an effort to conserve cash until revenues recover.
We will continue to focus on conserving cash, along with managing capacity to meet demand, which we believe is a core strength of our business model.

RESPONSES TO THE COVID-19 PANDEMIC

Beginning in March and continuing throughout 2020, we have taken many actions to mitigate the effects of COVID-19 on our business, as outlined below:

Network and Customer Experience

•Reduced third quarter system-wide capacity by 9.4 percent
•Continually evaluating forward schedules to adjust capacity according to demand trends
•Waived change and cancellation fees for all customers
•Extended expiry on credit vouchers to two years
•Offered opt-in option in the booking path for customers to receive notification that their flight has reached 65.0 percent capacity with option to re-book on another flight with no fee or receive a refund

Cash Outlay Reduction

•Suspended all stock buybacks and dividends
•Enacted a hiring freeze and offered voluntary leaves
•Reduced management and support teams by approximately 300 positions (includes 220 positions previously disclosed in the prior quarter), a 25 percent reduction in these work groups
•Furloughed 100 pilots as of October 1, 2020, and an additional 27 furloughs as of November 1, 2020
•Suspended nearly all contractor positions, subscriptions, non-essential training and travel
•Suspended all non-essential capital expenditures including, but not limited to, Sunseeker Resorts, Teesnap and Allegiant Nonstop family entertainment centers

Liquidity Response

•Implemented immediate and meaningful cash spend reductions
•Obtained $84 million in proceeds from financings secured by A320 aircraft and CFM engines in September
•Received proceeds of $30.0 million in September through a sale-leaseback transaction on three aircraft
•As of September 30, 2020, we had 21 unencumbered aircraft and two unencumbered spare engines
•During the second and third quarters, received $176.9 million under the payroll support program agreement ("PSPA") with the Treasury, comprised of direct grants, a $23.1 million low-interest 10-year loan, and warrants to purchase 27,681 shares of our common stock.
•Received $94.3 million of tax refunds during the second and third quarters related to the 2018 and 2019 net operating loss carrybacks due to the change in loss carryback period under the CARES Act
–Under current law, we expect a sizable federal income tax refund to be received in the first half of 2021 related to 2020 net operating losses
•Deferring payment of the employer portion of Social Security taxes, as permitted under the CARES Act, to provide additional liquidity - $7.8 million in Social Security taxes deferred as of September 30, 2020 (half to be paid by December 31, 2021 and the other half to be paid by December 31, 2022)

Health and Safety

Amid various uncertainties and public concern during the COVID-19 pandemic, we have implemented the below measures to ensure health and safety for all traveling on our flights. Due to our focus on these health and safety measures, we were ranked by Safe Travel Barometer in August 2020 as the #1 airline among North American carriers and among the top five worldwide for best COVID-19 Traveler Safety Measures, with results based on an independent audit of more than 150 airlines.

•Maintain a comprehensive cleaning program for all aircraft that includes a regular schedule of standard and deep-clean procedures that exceed both CDC and Airbus guidance
•Aircraft receive regular treatment with an advanced antimicrobial protectant that kills viruses, germs and bacteria on contact for 14 days
•Utilize VOC (volatile organic compound) filters on board every aircraft, which remove additional organic compounds and ensure that cabin air is changed, on average, every three minutes, exceeding HEPA standards
•Effective July 2, 2020, require customers to wear face coverings through all phases of travel, including at the ticket counter, in the gate area and during flight
•Complimentary health and safety kits, which include a single-use face mask, a pair of non-latex disposable gloves and cleaning wipes, provided to all of our customers
•Crew members required to wear face masks on board and during any interaction with customers
•Social distancing principles at check-in, boarding and on-board, including limiting adjacent row seating and allowing only customers on the same itinerary to utilize middle seats as practicable
•Treat hard surfaces in all office areas, including airport station offices, maintenance facilities, headquarters/administrative offices, with antimicrobial disinfectant/protectant, and utilize wall-mounted and handheld thermometers for employee and crew member temperature checks
•Partner with Quest Diagnostics to provide at home COVID-19 test kits to employees in the event local testing is not immediately available

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2020 to three months ended September 30, 2019

Operating Revenue

Passenger revenue. For the third quarter 2020, passenger revenue decreased 53.5 percent compared to third quarter 2019. The decrease was due to a 46.6 percent decline in scheduled service passengers from a 36.3 percentage point decrease in load factor. These declines are largely due to a dramatic decline in passenger demand and government travel restrictions and quarantine requirements related to COVID-19, which continued during the third quarter 2020. Additionally, we reduced our scheduled service capacity by 6.5 percent during the third quarter, in response to passenger demand trends. Average total passenger fare (includes scheduled service and air ancillary) decreased 12.9 percent year over year, driven by a 24.8 percent decrease in scheduled service average base fare as fares were reduced in an effort to stimulate demand.

Third party products revenue. Third party products revenue for the third quarter 2020 decreased 37.7 percent, compared to the same period in 2019. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of substantially fewer passengers as well as reduced hotel room inventory, particularly in the Las Vegas market.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2020 decreased 73.3 percent year over year due to decreases in demand. Departures decreased 57.9 percent resulting from a significant drop in ad hoc charter opportunities in the third quarter 2020. The decreases in fixed fee revenue are related to COVID-19.

Other revenue. Other revenue decreased 66.4 percent for the third quarter 2020 from 2019. The decrease was due to decreased activity in the non-airline segments, especially for Kingsway Golf Course and our family entertainment centers. As a result of the COVID-19 pandemic, we temporarily closed our family entertainment center in Warren, Michigan and permanently discontinued all activity for our locations in Utah. We also temporarily closed Kingsway Golf Course, initially for renovation but now the renovation has been delayed as a result of our cash conservation efforts.

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

	Three Months Ended September 30,		Percent
Airline only unitized costs (in cents)	2020	2019	Change
Salary and benefits	2.68	2.66	0.8%
Depreciation and amortization	1.28	0.99	29.3
Station operations	1.13	1.12	0.9
Maintenance and repairs	0.40	0.64	(37.5)
Sales and marketing	0.23	0.45	(48.9)
Aircraft lease rentals	0.09	—	NM
Other	0.43	0.54	(20.4)
CARES Act grant recognition	(2.21)	—	NM
Operating Special charges	0.93	—	NM
Airline CASM, excluding fuel	4.96	6.40	(22.5)
Aircraft fuel	1.49	2.69	(44.6)
Airline CASM	6.45	9.09	(29.0)
NM - Not meaningful

Salary and benefits expense. Salary and benefits expense decreased $11.8 million, or 10.9 percent, for the third quarter 2020 when compared to the same period in 2019. Although the average number of full-time equivalent employees was relatively flat year over year, overall expense decreased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual during the year. We expect the number of full-time equivalent employees to decline by up to 9.0 percent during fourth quarter 2020 due to furloughs and reductions in force.

Aircraft fuel expense. Aircraft fuel expense decreased $52.0 million, or 49.8 percent, for the third quarter 2020 compared to third quarter 2019, largely due to a decrease in system average fuel cost per gallon of 38.9 percent year over year as fuel prices declined due to lower worldwide demand caused by the pandemic. System fuel gallons consumed decreased by 17.9 percent on a 9.4 percent decrease in ASMs as we reduced capacity in light of the pandemic. Fuel efficiency (measured as ASMs per gallon) increased 10.2 percent year over year due to fuel saving initiatives, as well as less weight on many of our flights, due to a 36.3 percentage point year-over-year decrease in load factor.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2020 increased $5.9 million, or 14.8 percent, year over year, as the average number of aircraft in service increased 3.5 percent year over year.

Accounting for a large portion of this increase, amortization of major maintenance costs was $9.5 million for the third quarter 2020 compared to $6.8 million for the third quarter 2019, due to an increase in the number of aircraft and related deferred maintenance costs associated with them. We expect these costs will continue to increase as our fleet ages.

Station operations expense. Station operations expense for the third quarter 2020 decreased $3.6 million, or 8.2 percent, on a 9.6 percent decrease in scheduled service departures as we reduced the number of flights offered due to reduced demand.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2020 decreased $10.7 million, or 43.3 percent, compared to the same period in 2019. Routine maintenance costs decreased as aircraft utilization was down 14.9 percent during the quarter.

Sales and marketing expense. Sales and marketing expense for the third quarter 2020 decreased by 54.7 percent compared to the same period in 2019. There was a decrease in net credit card fees as a result of a 53.5 percent decrease in passenger revenue year over year. Additionally, advertising spend has been intentionally pulled back this year due to the pandemic.

Other operating expense. Other expense decreased $7.2 million for the third quarter 2020 compared to third quarter 2019, mostly due to decreased activity in our non-airline subsidiaries.

CARES Act grant recognition. We received a total of $176.9 million in funds during the second and third quarters 2020 through the Payroll Support Program Agreement (the “PSPA”) under the CARES Act. Of the total, $152.4 million of these funds relate to direct grants, and were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate - second and third quarters 2020. Of this total amount, we recognized a $77.9 million credit to operating expense on our statement of income during the third quarter of 2020.

Operating Special charges. Special charges of $33.6 million were recorded within operating expenses for the third quarter 2020. We did not have any special charges for the same period in 2019. The special charges relate to expenses that were unique and specific to COVID-19. These charges include accelerated depreciation on airframes and engines resulting from an accelerated retirement plan, losses on the sale-leaseback transactions, a portion of salary and benefits expense, and losses within our non-airline subsidiaries. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information.
Non-operating Special charges

There were no special charges recorded within non-operating expenses for the third quarter 2020. We did not have any special charges for the same period in 2019.

Interest Expense

Interest expense for the quarter ended September 30, 2020 declined by $7.6 million, or 38.8 percent, as we were able to reduce the interest rate on our Term Loan with a principal balance of approximately $542.7 million after we amended the Term Loan in February 2020 and as a result of declines in LIBOR impacting our variable rate debt.

Income Tax Expense

We recorded a $15.6 million tax benefit (34.8 percent effective tax rate) compared to a $13.0 million tax provision (22.8 percent effective tax rate) for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allows us to carryback the 2020 net operating loss at the 35.0 percent tax rate applicable in earlier years.

Sunseeker and Other Non-airline expenses

Non-airline expenses are included in the various line items discussed above, as appropriate. The non-airline expenses include those from our Other non-Airline Segment (our Teesnap golf management business and Allegiant Nonstop family entertainment centers), and operating expenses attributable to Sunseeker Resort and Kingsway Golf Course (most of the Sunseeker Resort expenses were capitalized during the construction period). As of September 30, 2020, nearly all non-airline spend has been suspended.

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2020, passenger revenue decreased 46.5 percent compared with the same period in 2019 due to a 43.2 percent decline in scheduled service passengers from a 24.5 percent decrease in load factor. These declines are attributable to a substantial decline in passenger demand and government travel restrictions and quarantine requirements related to COVID-19, since March 2020. Average total fare per passenger decreased by 5.8 percent, during the nine month period as a 3.4 percent increase in average air-related ancillary revenue per passenger partially offset a 13.7 percent decrease in scheduled service average base fare. Increases in our customer baggage fees and convenience fee contributed to the increase in air-related ancillary revenue to $53.32 per passenger.
Third party products revenue. Third party products revenue for the nine months ended September 30, 2020 decreased 33.2 percent over the same period in 2019. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of substantially fewer passengers as well as reduced hotel room inventory, particularly in the Las Vegas market. The decline in revenue from rental cars and hotels was slightly offset by a 1.3 percent increase in third-party revenue from our co-branded credit card program during the nine months ended September 30, 2020 compared to the same period in 2019.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2020 decreased 59.3 percent compared with the same period in 2019, primarily due to decrease in demand resulting in a 45.6 percent decrease in related departures. The decrease in departures is mainly due to a significant drop in ad hoc charter opportunities and the cancellation of events such as the NCAA March Madness basketball tournament during 2020 due to COVID-19.

Other revenue. Other revenue decreased by 25.9 percent for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease is primarily driven by decreases in subsidiary revenue through the third quarter 2020. As a result of the COVID-19 pandemic, we temporarily closed our family entertainment center in Warren, Michigan and permanently discontinued all activity for our locations in Utah. We also temporarily closed Kingsway Golf Course, initially for renovation but now the renovation has been delayed as a result of our cash conservation efforts.

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

	Nine Months Ended September 30,		Percent
Airline only unitized costs (in cents)	2020	2019	Change
Salary and benefits	3.01	2.68	12.3%
Depreciation and amortization	1.33	0.90	47.8
Station operations	1.10	1.05	4.8
Maintenance and repairs	0.50	0.56	(10.7)
Sales and marketing	0.36	0.47	(23.4)
Aircraft lease rentals	0.06	—	NM
Other	0.58	0.47	23.4
CARES Act grant recognition	(1.55)	—	NM
Operating Special charges	1.20	—	NM
Airline CASM, excluding fuel	6.59	6.13	7.5
Aircraft fuel	1.72	2.65	(35.1)
Airline CASM	8.31	8.78	(5.4)
NM - Not meaningful

Salary and benefits expense. Salary and benefits expense decreased $37.3 million, or 11.0 percent, for the nine months ended September 30, 2020 compared to the same period in 2019. Although the average number of full-time equivalent employees was relatively flat year over year, temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual during the year resulted in decreased expenses. Additionally, a large portion of the $9.5 million special charges specific to COVID-19 during the first quarter of 2020 consisted of salary and benefits expense.

Aircraft fuel expense. Aircraft fuel expense decreased $155.5 million, or 48.0 percent, for the nine months ended September 30, 2020 compared to the same period in 2019 largely due to a decrease in system average fuel cost per gallon of 30.7 percent year over year as fuel prices declined due to lower worldwide demand caused by the pandemic. Additionally, system fuel gallons consumed decreased 24.9 percent on a 19.9 percent decrease in ASMs as we reduced capacity in light of the pandemic. Fuel efficiency (measured as ASMs per gallon) increased 6.6 percent year over year due to fuel saving initiatives as well as less weight on many of our flights, due to a 24.5 percentage point year-over-year decrease in load factor.
Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2020 increased $18.2 million, or 15.9 percent, compared to the same period in 2019. The average number of aircraft in service increased 9.5 percent year over year.
Amortization of major maintenance costs was $28.3 million for the nine months ended September 30, 2020 compared to $17.7 million for the same period in 2019. We expect these costs will continue to increase as our fleet ages.

Station operations expense. Station operations expense for the nine months ended September 30, 2020 decreased 15.6 percent on a 20.3 percent decrease in scheduled service departures compared to the same period in 2019 as we reduced the number of flights offered due to reduced demand.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2020 decreased 28.6 percent compared to the same period in 2019 mostly due to a decrease in both major and routine maintenance costs as aircraft utilization was down 29.3 percent as we flew fewer ASMs and departures during the period.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2020 decreased $23.7 million compared to the same period in 2019. There was a decrease in net credit card fees as a result of a 46.5 percent decrease in passenger revenue year over year. Additionally advertising spend was intentionally pulled back after the onset of the pandemic in March 2020.

Other operating expense. Other expense decreased $3.5 million year over year, mostly due to a decrease in non-airline related expenses and other various expenses.

CARES Act grant recognition. We received a total of $176.9 million in funds during the second and third quarters 2020 through the Payroll Support Program Agreement under the CARES Act. We recognized $152.4 million, the amount relating to direct grants, as a credit to operating expense on our statement of income during the nine months ended September 30, 2020.

Operating Special charges. Special charges of $280.9 million were recorded within operating expenses for the nine months ended September 30, 2020. We did not have any special charges for the same period in 2019. The special charges relate to expenses that were unique and specific to COVID-19, and include impairment charges, accelerated depreciation on seven airframes and five engines resulting from an accelerated retirement plan, losses on sale-leaseback transactions, a portion of salary and benefits expense, and other various expenses. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information.

Non-operating Special charges

Special charges of $26.6 million were recorded within non-operating expenses for the nine months ended September 30, 2020. We did not have any special charges for the same period in 2019. Of these special charges, $19.8 million relates to the termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor. The remaining $6.8 million relates to impairment charges for Sunseeker Resort during the first quarter 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2020 declined by $14.4 million, or 24.6 percent, as we were able to reduce the interest rate on our Term Loan with a principal balance of approximately $542.7 million after we amended the Term Loan in February 2020 and as a result of declines in LIBOR impacting our variable rate debt.
Income Tax Expense

We recorded a $166.6 million tax benefit (51.8 percent effective tax rate) compared to a $51.0 million tax provision (22.9 percent effective tax rate) for the nine months ended September 30, 2020 and 2019, respectively. The 51.8 percent effective tax rate for the nine months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $40.9 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at the 35.0 percent tax rate applicable in earlier years. The effective tax rate was also impacted by the remeasurement of deferred taxes and state taxes.

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

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,		Percent
	2020	2019	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	2,016,241	3,806,369	(47.0)
Available seat miles (ASMs) (thousands)	3,521,508	3,888,400	(9.4)
Airline operating expense per ASM (CASM) (cents)	6.45	9.09	(29.0)
Fuel expense per ASM (cents)	1.49	2.69	(44.6)
Airline operating CASM, excluding fuel (cents)	4.96	6.40	(22.5)
ASMs per gallon of fuel	88.5	80.3	10.2
Departures	24,365	27,707	(12.1)
Block hours	52,238	59,678	(12.5)
Average stage length (miles)	834	823	1.3
Average number of operating aircraft during period	90.7	87.6	3.5
Average block hours per aircraft per day	6.3	7.4	(14.9)
Full-time equivalent employees at end of period	4,275	4,267	0.2
Fuel gallons consumed (thousands)	39,786	48,443	(17.9)
Average fuel cost per gallon	$1.32	$2.16	(38.9)

Scheduled service statistics:
Passengers	2,003,648	3,753,611	(46.6)
Revenue passenger miles (RPMs) (thousands)	1,714,622	3,170,826	(45.9)
Available seat miles (ASMs) (thousands)	3,449,339	3,687,473	(6.5)
Load factor	49.7%	86.0%	(36.3)
Departures	23,710	26,238	(9.6)
Block hours	51,057	56,576	(9.8)
Total passenger revenue per ASM (TRASM) (cents)(2)	5.60	11.10	(49.5)
Average fare - scheduled service(3)	$40.75	$54.20	(24.8)
Average fare - air-related charges(3)	$50.04	$50.03	—
Average fare - third party products	$5.66	$4.85	16.7
Average fare - total	$96.45	$109.08	(11.6)
Average stage length (miles)	839	824	1.8
Fuel gallons consumed (thousands)	38,853	46,038	(15.6)
Average fuel cost per gallon	$1.32	$2.17	(39.2)
Rental car days sold	255,800	482,944	(47.0)
Hotel room nights sold	44,655	99,991	(55.3)
Percent of sales through website during period	92.3%	93.1%	(0.8)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

	Nine Months Ended September 30,		Percent
	2020	2019	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	6,464,949	11,426,183	(43.4)
Available seat miles (ASMs) (thousands)	9,809,934	12,245,704	(19.9)
Airline operating expense per ASM (CASM) (cents)	8.31	8.78	(5.4)
Fuel expense per ASM (cents)	1.72	2.65	(35.1)
Airline operating CASM, excluding fuel (cents)	6.59	6.13	7.5
ASMs per gallon of fuel	87.6	82.2	6.6
Departures	65,766	83,454	(21.2)
Block hours	147,350	187,829	(21.6)
Average stage length (miles)	862	858	0.5
Average number of operating aircraft during period	92.1	84.1	9.5
Average block hours per aircraft per day	5.8	8.2	(29.3)
Full-time equivalent employees at end of period	4,275	4,267	0.2
Fuel gallons consumed (thousands)	111,929	148,980	(24.9)
Average fuel cost per gallon	$1.51	$2.18	(30.7)

Scheduled service statistics:
Passengers	6,424,331	11,307,004	(43.2)
Revenue passenger miles (RPMs) (thousands)	5,747,639	9,964,948	(42.3)
Available seat miles (ASMs) (thousands)	9,588,031	11,800,788	(18.8)
Load factor	59.9%	84.4%	(24.5)
Departures	63,877	80,149	(20.3)
Block hours	143,651	180,674	(20.5)
Total passenger revenue per ASM (TRASM) (cents)(2)	7.44	11.18	(33.5)
Average fare - scheduled service(3)	$52.12	$60.40	(13.7)
Average fare - air-related charges(3)	$53.32	$51.56	3.4
Average fare - third party products	$5.57	$4.74	17.5
Average fare - total	$111.00	$116.70	(4.9)
Average stage length (miles)	867	861	0.7
Fuel gallons consumed (thousands)	109,082	143,433	(23.9)
Average fuel cost per gallon	$1.50	$2.17	(30.9)
Rental car days sold	872,382	1,495,502	(41.7)
Hotel room nights sold	149,431	319,197	(53.2)
Percent of sales through website during period	93.2%	93.4%	(0.2)
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $709.8 million at September 30, 2020, from $473.4 million at December 31, 2019. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We received a total of $176.9 million in assistance through the payroll support program under the CARES Act. The funds were paid in installments, and we received $154.7 million during the second quarter 2020 and the remaining $22.2 million in the third quarter 2020.

Due to changes in the net operating loss carryback period under the CARES Act, we received a federal income tax refund of $45.6 million in May 2020 and an additional refund of $48.7 million in July 2020, both of which related to 2018 and 2019 net operating loss carrybacks. In the first half of 2021, we expect to receive under current law a federal income tax refund in excess of $125 million related to a 2020 net operating loss carryback. We received a $13 million federal excise tax refund related to net customer refunds issued for the first quarter 2020. We are also anticipating an additional $16 million in federal excise tax refunds in the first half of 2021.
In September 2020, we received proceeds of $84.0 million from a financing secured by two aircraft and eight spare engines. As of September 30, 2020, we had 21 unencumbered aircraft and two unencumbered spare engines.

In September 2020, we received $30.0 million of proceeds through a sale-leaseback transaction on three aircraft and a fourth closed in October for an additional $10.0 million.

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

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, borrowings and expected tax refunds, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.4 billion as of December 31, 2019 to $1.5 billion as of September 30, 2020. During the third quarter of 2020, we borrowed a net amount of $90.7 million, including additional debt of $84.0 million secured by aircraft, and an additional $6.7 million of debt related to the PSP Note under the CARES Act Payroll Support Program. We also received an advance of $6.2 million from the pre-purchase of credit card points related to our amended co-branded credit card contract, which is recorded within debt on our balance sheet.

Despite net losses and substantially lower revenues caused by the pandemic, our net debt (total debt less cash, cash equivalents and investment securities) declined by $108.5 million from December 31, 2019 until September 30, 2020.

In October 2020, We closed on a private offering of $150.0 million principal amount of 8.5 percent Senior Secured Notes due 2024. The Notes and related guarantees are secured by first priority security interests in substantially all of our property and assets (excluding aircraft, aircraft engines, the Sunseeker development, and certain other assets).

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2020, our operating activities provided $276.7 million of cash compared to $321.4 million during the same period of 2019. Although net income for the nine months ended September 30, 2020 decreased by $326.9 million compared to 2019, the cash effect of this fluctuation was largely offset by the non-cash nature of $279.1 million in special charges during the nine months ended September 30, 2020.

Investing Activities. Cash used in investing activities was $209.1 million during the nine months ended September 30, 2020 compared to $324.0 million for the same period in 2019. The decrease in cash used is due to a $151.6 million year-over-year decrease in cash outlays for the purchase of property and equipment and $78.2 million in proceeds received from sale-leaseback transactions. These decreases in the use of cash were partially offset by a $105.5 million increase in cash used for investment security activity, as purchases of investment securities (net of maturities) were $90.0 million for the nine months ended September 30, 2020, compared to $15.5 million in proceeds from investment security maturities (net of purchases) for the same period in 2019.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2020 was $81.1 million, compared to $15.3 million for the same period in 2019. The year-over-year increase is mostly due to the net effect of debt activity, as debt proceeds net of principal payments and debt issuance cost payments were $121.6 million during the nine months ended September 30, 2020, compared to $67.7 million during the same period in 2019. Additionally, there was an increase in share repurchases, which were $33.8 million in the first quarter of 2020 (before the share repurchase program was suspended) compared to $18.5 million during the first nine months of 2019. Dividends paid decreased by $22.9 million year-over-year as dividend payments were also suspended due to the pandemic.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future airline operations and capacity, the efficacy of cost saving measures, future expenditures, aircraft financings, the timing of aircraft acquisitions and retirements, expected capital expenditures, as well as other information concerning future results of operations, business strategies, financing plans and industry environment. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us a result of accepting government grants under the CARES Act, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft to be acquired, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2020. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2019 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel, as aircraft fuel expense represented 16.9 percent of our operating expenses for the nine months ended September 30, 2020. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2020, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $5.2 million and $17.1 million, respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2020, we had $1.2 billion in variable-rate debt, including current maturities and without reduction for related costs. A hypothetical 100 basis point increase in market interest rates for the three and nine months ended September 30, 2020 would have affected interest expense by approximately $3.1 million and $9.4 million, respectively.

As of September 30, 2020, we had $255.2 million of fixed-rate debt, including current maturities and without reduction for related costs.

Item 4. Controls and Procedures

As of September 30, 2020, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K and those additional Risk Factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and filed with the Commission on August 4, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) As previously disclosed, in connection with funding that we have received under the CARES Act, we have issued to the Treasury warrants to purchase up to 27,681 shares of our common stock since April 2020 under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Of these warrants, warrants to purchase 19,700 shares were issued on or prior to June 30, 2020 and warrants for an additional 7,981 shares were issued in third quarter 2020. For additional information regarding the Warrants, see Note 2 of the Notes to Consolidated Financial Statements (unaudited).

(b) Not applicable

(c) We did not repurchase any common stock during the third quarter 2020.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on May 6, 2020 (2)
4.1
Indenture, dated as of October 7, 2020, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 8.500% Senior Secured Notes due 2024. (3)

4.2	Form of 8.500% Senior Secured Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 above).
4.3
First Lien Intercreditor Agreement, dated as of October 7, 2020, between Barclays Bank PLC, as Authorized Representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as First Lien Notes Collateral Agent and Authorized Representative for the First Lien Notes Secured Parties. (3)

10.1	Employment Agreement effective as of August 1, 2020, between the Company and D. Scott Sheldon.
10.2	Employment Agreement effective as of August 1, 2020, between the Company and Gregory C. Anderson.
10.3	Employment Agreement dated as of September 1, 2020, between the Company and Robert P. Wilson, III.
10.4	Employment Agreement dated as of September 1, 2020, between the Company and Scott DeAngelo.
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2020.
(3) Incorporated by reference to respective Exhibit to the Current Report on Form 8-K filed with the Commission on October 7, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 5, 2020	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer