Form 10-K
period 2020-12-31
Allegiant Travel CO
filed 2021-03-01
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.4 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 12, 2021 was 16,415,957.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 23, 2021, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 74.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2020

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expenses, revenues, earnings, ASM growth, fuel consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, the development and financing of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope”  or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us as a result of accepting grants and loans under government payroll support programs, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of governmental regulations on the airline industry, the ability to finance aircraft under contract, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 1.  Business

Overview

We are a leisure travel company focused on providing travel and leisure services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost, low utilization passenger airline marketed primarily to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed nation-wide route network, pricing philosophy, direct distribution, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

In connection with our leisure travel focus, we are seeking to finance (through debt or strategic partnership) the development of Sunseeker Resort in Florida. Construction of the Resort has been suspended since the onset of the COVID-19 pandemic.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 12, 2021, our operating fleet consisted of 97 Airbus A320 series aircraft. As of that date, we were selling travel on 577 routes to 129 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees (suspended effective April 2020), use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the Passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from the co-branded Allegiant World Mastercard® credit card.

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

Other revenue. We have generated revenue from our non-airline activities including our Sunseeker Resort related golf course (now temporarily closed), family entertainment centers (no longer operated, having all been closed), and our management solution to golf courses around the country (now being held for sale). We may also choose to act as lessor temporarily from time to time in the future on an opportunistic basis.

Allegiant 2.0

We continue to sharpen our focus on offerings to meet more of the travel and leisure needs of our customers. We have coined this next stage of our Company strategy as "Allegiant 2.0" which includes the following Company goals:
–maintaining our foundation of providing affordably accessible air travel while refining and strengthening our air travel product;
–utilizing our customer data to capture accretive, asset-light direct-to-consumer revenue opportunities;
–transforming our eCommerce strategy to seek to create a frictionless experience for our customers and drive increased air ancillary and third party revenue generation;
–expanding our successful co-branded credit card program to launch our first-ever loyalty program;
–enhancing our marketing investment by entering into dynamic agreements, such as the naming rights agreement with the Raiders of the National Football League for Allegiant Stadium in Las Vegas; and
–expanding our travel company focus and offerings with the construction of Sunseeker Resorts (construction having been suspended since the onset of the pandemic).

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

Unique Business Model

We have developed a unique business model that primarily focuses on leisure travelers in small and medium-sized cities. The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industries. Our focus on the leisure customer allows us to eliminate the significant costs associated with serving a wide variety of customers and to concentrate our product appeal on a customer base which is under-served by traditional airlines. We have consciously developed a business model which distinguishes us from the traditional airline approach:

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
We have established a route network with a national footprint, providing service on 504 routes between 97 origination cities and 29 leisure destinations, and serving 43 states as of February 12, 2021. As of this same date, we were selling 577 routes. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint provides us with a diversified, resilient network. We operate to more cities than any carrier (excluding major carriers including their regional airline feeders) protecting us against overexposure to any one geographic location. Our 20 bases (including Des Moines starting in July 2021) provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 12, 2021, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $58.46 per passenger in 2020. We own and manage our own air reservation system, which gives us the ability to modify our system to enhance product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our small and medium-sized city markets, travelers previously faced high airfares and cumbersome connections, or long drives, to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-

low cost carriers generally focused on larger markets. Additionally, major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain profitability in the dynamic travel industry. Because of our low fixed cost structure, our flexibility allows us to uniquely match capacity with the demand environment.
Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2019 (as 2020 was not reflective of our normal operations), during our peak demand period in July, we averaged 9.8 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 5.0 system block hours per aircraft per day.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2019, we were able to profitably fly a disproportionately low 17.4 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays). As another example of our approach, we did not operate a single scheduled flight on a Tuesday in 2021 as of February 12, 2021.

Our strong revenue production from ancillary items, coupled with our ability to rapidly deploy or contract capacity, has allowed us to consistently operate profitably throughout periods of high fuel prices and economic recession and to perform better financially than other airlines during the pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry. Our ASMs decreased 18.8 percent year over year due to capacity reduction as a result of the pandemic. Our operating expense per available seat mile ("CASM") was 9.68¢ in 2020 versus 9.13¢ in 2019. Excluding the cost of fuel, our operating CASM was 7.99¢ in 2020 versus 6.48¢ in 2019.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by purchasing primarily used aircraft with meaningful remaining useful lives, at reduced prices. As of February 12, 2021, we own or finance lease all but 11 of the aircraft in our operating fleet and believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs. As of February 12, 2021, our operating fleet consists of 97 Airbus A320 series aircraft, of which 84 were acquired used.

Low distribution costs. Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 93.1 percent of our scheduled service revenue during 2020.

Operational efficiencies. After the completion of our transition to an all-Airbus fleet in November 2018, our operating performance has continued to improve, allowing us to achieve industry leading controllable completion of over 99.8 percent in 2020, which is 35 basis points above the industry average for the period.

Data driven. We are continuing to focus on capturing data to identify trends and patterns in an effort to gain efficiencies and decrease costs. For example, we utilize predictive maintenance to identify necessary aircraft maintenance before a problem arises, thereby avoiding unscheduled maintenance events which are costly and disruptive to our schedule. In addition, our direct to consumer distribution method results in significant sales and marketing cost savings.

Highly productive workforce. Our high level of employee productivity is due to our cost-driven scheduling, fewer unproductive labor work rules, and the effective use of automation and part-time employees. In an effort to control costs, we outsource major maintenance, stations and other functions to reliable third party service providers.
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

Ancillary product offerings

We believe many leisure travelers are concerned primarily with purchasing air travel at the least expensive price. As such, we have unbundled the air transportation product by charging fees for services many U.S. airlines have historically bundled in their product offering. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. In addition, our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

Revenue from ancillary items will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and airport shuttle service. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have partnered exclusively with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which generated approximately 51 percent of our third party products revenue in 2020. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2020, we had $685.2 million of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations of $1.66 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $974 million as of December 31, 2020, relatively flat from the $964 million balance as of December 31, 2019, despite the losses caused by the pandemic. Given our efforts to conserve and raise liquidity and our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months based on our current level of unrestricted cash and short-term investments, our anticipated access to liquidity and tax refunds, and projected cash flows from operations.

Our financial position and discipline regarding use of capital allow us to have greater financial flexibility to grow our business and to efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes we are selling as of February 12, 2021 are summarized below (includes 504 routes we are currently serving, and 73 new routes on which will begin service in 2021):

Routes to Orlando	71
Routes to Las Vegas	62
Routes to Tampa/St. Petersburg	54
Routes to Punta Gorda	51
Routes to Phoenix	45
Routes to Destin	39
Routes to Los Angeles	31
Other routes	224
Total routes	577

The number of routes served varies from time to time as some routes are offered seasonally or on a temporary basis.

Marketing and Distribution

Core to Allegiant’s business model is our direct-to-consumer distribution. In lieu of the GDS distribution points used by most airlines, allegiant.com is our primary distribution method. This low-cost strategy results in significant cost savings by avoiding fees associated with GDS. It also enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

Automation is key to this strategy as we continue to enhance our capabilities. Our redesigned website streamlines the booking process and strengthens our ability to sell air ancillary and third party products. Additionally, we expect other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

Our direct-to-customer distribution method also enables us to gather valuable customer data. In addition to helping us better understand our customers, we utilize data like customer email addresses to market our products and services in a cost-effective way. Database marketing opportunities span the full customer journey including the time of travel purchase, between purchase and travel, and after travel is complete.

Beyond allegiant.com, we market our products and services through a combination of digital and traditional advertising including print, radio and television. Whether introducing new service to a community or promoting existing routes, our advertising is often supported by airport authorities and destination marketing organizations. We continue to see benefit from these cooperative marketing campaigns, as well as from high-profile sponsorships like Allegiant Stadium. Underpinning our advertising efforts, high-profile sponsorships add credibility to our brand and enhance our national profile.

Additionally, we are prioritizing customer loyalty and expect to expand our loyalty program in 2021. Our co-branded Allegiant World Mastercard® incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like priority boarding. Cardholders are among our most engaged customers and book air ancillary and third party products at a higher rate than other customers. We also plan to introduce our first non-carded loyalty program, Allways, to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we will provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in substantial benefits over time.

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

We believe our under-served city strategy has reduced the intensity of competition we might otherwise face. As of February 12, 2021, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airports for Orlando, Phoenix, Fort Myers, and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

There have been recent announcements concerning start-up airlines envisioning service to be initiated to smaller markets in the U.S. Once service begins, these start-up airlines could potentially compete with us or serve routes that we may be considering for future service.

As of February 12, 2021, we face mainline competition on fewer than 17 percent of our operating and announced routes. We compete with Southwest Airlines on 74 routes, Frontier Airlines on 46 routes, Spirit Airlines on 24 routes, American Airlines on nine routes, Delta Airlines on ten routes, JetBlue Airlines on 11 routes and United Airlines on one route. In some cases, we face competition from more than one other airline on the same route. We may also experience additional competition based on recent route announcements of other airlines.

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

Environmental

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. We believe we have a responsibility to reduce our overall impact on the environment. Our unique business model of closely matching capacity with demand to provide only non-stop service from underserved cities to leisure destinations, with high load factors, aligns with this objective. In 2013, we began the process of transitioning our fleet from a mixture of MD-80 aircraft and Boeing 757 aircraft to an all Airbus fleet with the transition concluding in November of 2018. Throughout this transition period and continuing into 2020, we saw significant improvement in fuel efficiency. During 2020, we consumed 149 million gallons of fuel averaging 87.8 ASMs per gallon of fuel, a 39 percent improvement when compared to 2012, and a 7 percent increase over 2019.

As of December 31, 2020, the composition of our fleet included a mix of A319 and A320 aircraft with seat configurations ranging from 156 to 186 seats, some of which are fitted with fuel-efficient Sharklets. As we grow the fleet over the next several years, the preference will be to continue adding 186-seat aircraft. We expect to continue to see modest improvements in fuel efficiency as a result of further upgauging.

Despite the significant fuel efficiencies gained over the past decade, we recognize we have a responsibility to do more. We have an internal Fuel Steering Committee that meets monthly to discuss various alternatives to conserve fuel. In conjunction with the focused efforts and contributions of our pilots, dispatchers, and stations personnel, we have implemented several fuel conservation practices, which include the following:

–Single engine taxi in and out, as time permits
–Constant descent angle approach, as permitted by air traffic
–Flaps 3 for landing, an Airbus green procedure creating less drag during the landing process, conditions permitting
–Idle thrust reverse for landing, conditions permitting
–Auxiliary power unit fuel optimization
–Route optimization
–Data collection by aircraft to identify performance deterioration and rectify where necessary
–Trial of several electric ground handling equipment

In addition to the above initiatives, the Fuel Steering Committee is currently researching sustainable aviation fuel to see if this could be a viable option on some of our routes.

Unlike many air carriers focused on business travel, our strategy is to provide access to affordable travel for leisure travelers who highly value their vacations and are likely to take vacations in any economic environment. We are a low utilization air carrier focusing on leisure travel, thus we seek to match our available capacity with demand trends. By way of example, in 2019 (as 2020 was not reflective of our normal operations) during our peak demand period in July, we averaged 9.8 system block hours per aircraft per day while in September, we averaged only 5.0 system block hours per aircraft per day when leisure demand is seasonally lower. This practice of significantly reduced flying during the off-peak periods leads to consistently high load factors, and further enhances fuel efficiency. During 2019, we consumed roughly 14.7 gallons of fuel per thousand revenue passenger miles compared with an industry average of 17.3 gallons per thousand revenue passenger miles, or 24 percent more efficient on a revenue passenger mile basis. We offer all non-stop flights, directly from 129 cities, providing service in many markets abandoned or under-served by larger carriers. If not for Allegiant, many of the customers we serve would not have access to direct flights by virtue of either geography or price point. Prior to our initiation of service on these routes, many of these passengers either traveled by car, which is significantly less fuel efficient than air travel, or traveled by car to larger airports to fly, where higher cost connecting flights were the only option. As fuel consumption is greatest during take-off, the ability to travel to the destination with a single take-off, as opposed to at least two take-offs on connecting flights, is more fuel efficient.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not used financial derivative products to hedge our exposure to fuel price volatility in many years, nor do we have any plans to do so in the future. Our flexible cost structure allows us to adjust to capacity accordingly based on the fuel environment.

Employees

As of December 31, 2020, we employed 3,863 full-time equivalent employees, which consisted of 3,658 full-time and 410 part-time employees. Full-time equivalent employees consisted of 896 pilots, 1,393 flight attendants, 258 airport operations personnel, 343 mechanics, 155 reservation agents, 41 flight dispatchers, and 777 management and other personnel.

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

The collective bargaining agreements for our pilots, flight attendants and dispatchers last for a contractual term of five years each, expiring in 2021, 2022, and 2024, respectively. Our maintenance technician and related employees elected representation in March 2018 and negotiations with this group for an initial collective bargaining agreement are ongoing.

If we are unable to reach a labor agreement with any employee group, they may seek to institute work interruptions or stoppages following unsuccessful Federal mediation and other work stoppage protections provided for under the RLA. We have not previously experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

Human Capital

As part of our human capital resource objectives, we seek to recruit, retain, and develop our existing and future workforce. We strive to build and maintain a diverse environment that people want to join, and where team members want to stay to build their careers. Our total rewards philosophies support these objectives. Above all else, safety is our number one core value, along with achievement, flexibility, innovation, bias for action, teamwork, transparency and accountability, and outcome-based values that define our human capital mission.

We have long supported Diversity, Equity and Inclusion and operate a Diversity & Inclusivity Council made up of company leadership, and facilitate multiple company-wide network groups to inspire a more inclusive culture while giving a dedicated focus to our recruiting processes to continue driving diverse hiring.

Our total rewards philosophy is based around building a culture of high performance. We utilize competitive base salaries, discretionary performance-based bonuses, profit sharing and equity as attraction and retention tools for our team members.
As of December 31, 2020, we had approximately 4,100 team members (including both full-time and part-time employees), of whom approximately 76 percent are in front line positions such as flight crew, mechanics or airport personnel.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members but also our customers in all things we do, and for 2020 include our vigorous COVID-19 response. Additionally, our human capital focus has been externally recognized through Allegiant’s placement on Glassdoor’s Best Companies to Work For 2020 and Forbes’ Best Mid-Size Employers 2021 lists.

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

Community Involvement

Allegiant has worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Wingz Kids Snack Pack to the organization. Additionally, we donate the use of 7,500 square feet of office space at our headquarters campus to the Southern Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes. Allegiant is considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions.

We have also been a national partner with The Arc, a nonprofit organization dedicated to advocacy on behalf of people with intellectual and developmental disabilities. Allegiant partners with the organization to offer “Wings for All” educational programs in communities we serve, helping make travel accessible for individuals with autism and other developmental disabilities.

Allegiant supports Science, Technology, Engineering and Mathematics ("STEM") education programs that provide access to careers in aeronautical sciences in under-served communities. We have partnered with local high schools and with Embry-Riddle Aeronautical University to offer Allegiant Careers in Aviation Scholarships, assisting students pursuing careers in the aviation industry.

We also partner with the American Red Cross, supporting disaster preparedness, relief and recovery efforts in communities we serve. In this effort, we have provided no-cost supply flights and volunteer transport to support Red Cross hurricane recovery efforts in Florida and Puerto Rico. In addition, Allegiant has sponsored community blood drives and preparedness efforts such as home smoke detector installation in under-served neighborhoods.

During the COVID-19 pandemic, we have provided additional support in our home community of Las Vegas, donating surplus in-flight food and beverage items such as juices, sodas and snacks to a local community food bank for distribution to families in need. We also provided flight vouchers to 800 local elementary and high school teachers as part of The Smith Center for the Performing Arts’ Heart of Education Awards program. Our goal was to help ensure that educators who have worked tirelessly despite the incredible challenges of the pandemic have an opportunity to take a well-deserved vacation in the future.

Non-Airline Initiatives

Sunseeker Resort
We have made the decision to develop a 512-room hotel and two towers offering an estimated 189 one, two and three bedroom suites, numerous bar and restaurant options, and other amenities in Southwest Florida (the "Resort" or "Sunseeker Resort"). We also own a golf course which is a short drive from the Resort site and is considered to be an additional resort amenity. Construction on the Resort began in the first quarter of 2019 but construction was suspended in March 2020 so that we could conserve liquidity during the pandemic. The golf course closed for renovation just before the pandemic and the renovation has been suspended as we continue to conserve liquidity during the pandemic. We do not currently intend to re-commence construction of Sunseeker Resort until we secure satisfactory financing arrangements.

Teesnap
We operate Teesnap as a golf course management solution. As of December 31, 2020, we were providing these services to approximately 443 golf courses in all 47 states in the country. To date, the financial results have not been significant to our overall performance. As we continue to focus our business on the airline and consumer offerings, we continue to explore options to divest our interest in Teesnap.

Family Entertainment Centers
We previously opened two family entertainment centers ("FECs") in 2019 in Clearfield, UT and Warren, MI. We closed both FECs as a result of the pandemic and we have now disposed of those assets with the exception of a building in Chesterfield, Missouri, which remains on our balance sheet as of December 31, 2020. We will no longer pursue this business line.

Other travel and leisure initiatives
Consistent with our travel and leisure company focus, we may pursue other travel and leisure initiatives from time to time in the future.
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

DOT. The DOT primarily regulates economic issues affecting air transportation such as certification and fitness of carriers, consumer protection, competitive practices, insurance requirements, and statistical reporting. The DOT also regulates requirements for accommodation of passengers with disabilities, including those using service animals. The DOT monitors the continuing fitness of carriers and has the authority to promulgate regulations and to investigate (including by on-site inspections) and institute proceedings to enforce its regulations and related federal statutes, and may assess civil penalties, suspend or revoke operating authority, and seek criminal sanctions. The DOT also has authority to restrict or prohibit a carrier’s cessation of service to certain communities if such cessation would leave the community without scheduled airline service, and to require carriers to maintain certain levels of service systemwide as a condition of receiving federal financial assistance under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020.

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

The FAA also has the authority to promulgate rules and regulations and issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, safety management systems, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft, operational requirements and procedures, and employee drug and alcohol testing. Such rules, regulations and directives are normally issued after an opportunity for public comment; however, they may be issued without advance notice or opportunity for comment if, in the FAA’s judgment, safety requires such action. We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies and we hold all necessary operating and airworthiness authorizations, certificates and licenses.

The FAA periodically conducts extensive or targeted audits of our operations. We have satisfactorily responded to any and all findings on all Certificate Holder Evaluation Process and other inspections conducted.

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

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. On October 5, 2018, the FAA Reauthorization Act of 2018 was signed into law extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") through September 30, 2023. All carriers are required to collect these taxes from passengers and pass them through to the federal government. Under the CARES Act, signed into law on March 27, 2020, applicability of FET was suspended for the remainder of 2020; it was reinstated as of January 1, 2021. In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, U.S. Customs and Border Protection ("CBP"), U.S. Citizenship and Immigration Services (“CIS”), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers are required to collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized, although their amounts may be revised periodically.

In 2021 or thereafter, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. Increasing the overall price charged to passengers could lessen demand for air travel or force carriers, including us, to lower fares to maintain demand. Also in 2021 or thereafter, Congress may consider privatization of the U.S air traffic control ("ATC") system with user fee based funding. The effect of such action, if adopted as law, on our operating costs is unknown. Additionally, federal funding to airports and/or airport bond financing could be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases ("GHG") emitted by various aircraft, including all of the aircraft we and other air carriers operate, threaten public health and welfare. This finding may be a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase beginning in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. The aircraft we currently operate are not affected by these standards.

We anticipate that in 2021 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. Aviation accounts for approximately 2.6 percent of total U.S. GHG emissions and approximately 9 percent of emissions by the U.S. transportation sector as a whole. As recently as February 2021, legislation was introduced in the U.S. Congress to incentivize the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing GHG emissions. If enacted as proposed, the legislation would establish a national goal for the U.S. aviation sector to achieve a net 35 percent reduction in GHG emissions by 2035 and net zero emissions by 2050. We cannot predict whether this or any similar legislation will be introduced or pass the Congress or, if enacted into law, how it ultimately would apply to the airline industry.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely affect, our results of operations, financial position and liquidity.

In December 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak spread throughout the world. In March 2020, the President of the United States declared a national emergency. The COVID-19 pandemic has materially and adversely affected passenger demand and bookings for air travel, thereby materially and adversely affecting operating income and cash flows from operations. As a result, we incurred a net loss of $184 million in 2020, our first net loss since 2002. We applied various measures to conserve our liquidity through cost reductions and other means. These efforts included reducing airline capital expenditures, suspending all non-airline capital expenditures; reducing our published flight schedule; placing a number of aircraft in storage; accelerated the retirement date of certain aircraft; implementing voluntary time-off programs for employees; suspending all hiring and non-contract salary increases; temporarily reducing named executive officer salaries and

Board of Director cash retainer fees; and extending vendor payment terms. We will continue some of these measures into the future as we deem necessary until we return to profitability.

The extent of the impact of the COVID-19 pandemic on our business and our financial and operational performance will depend on future developments, including the duration, spread, severity and recurrences of the COVID-19 or similar viruses; the possible imposition of testing requirements before domestic travel; the duration and scope of related federal, state and local government restrictions; the availability and effectiveness of vaccines against COVID-19 and any variants of the virus; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and our access to capital, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state and local authorities have at various times instituted measures such as imposing self-quarantine requirements, requiring testing before entry into certain states; issuing directives forcing businesses to temporarily close, restricting air travel and issuing shelter-in-place and similar orders limiting the movement of individuals. Such measures have depressed demand for air travel, disrupted our operations, and materially adversely affected our business. The resulting cancellations of flights resulted in an unprecedented amount of cash refunds and the issuance of travel vouchers to customers. Further, due to the fears and restrictions involved with travel in the near term, sales of tickets for future travel have been adversely affected. The cancellations and cash refunds have negatively affected our revenues and liquidity, and such negative effects may continue based on circumstances surrounding the pandemic. We will continue to be materially adversely affected if government authorities extend existing orders or impose new orders or other restrictions intended to mitigate the spread of COVID-19, or if fear of travel continues to depress future ticket sales.

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

Many attractions in the leisure destinations we serve, such as Walt Disney World in Orlando, Florida and Las Vegas hotels, temporarily closed, and those which have reopened have done so with restrictions in place, which have and will continue to impact travel to these destinations.

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
We may need to seek significant amounts of additional liquidity if the pandemic results in continuing losses. In that event, we would consider the issuance of additional debt securities, equity securities and equity-linked securities, as well as through credit facilities. However, the terms of our existing debt agreements, including our Term Loan and Senior Secured Notes (as defined in Management's Discussion and Analysis), may not permit us to do so. These credit agreements contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the Term Loan and Senior Secured Notes contain financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure these loans with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding. The loan agreements contain various events of default (including failure to comply with the covenants under the loan agreements), and upon an event of default the lenders may, subject to various cure rights, require the immediate payment of all amounts outstanding under these loans. As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing.

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

Although our working capital has been sufficient to meet our obligations to date, our future liquidity could be severely impacted by the prolonged continuance of the COVID-19 pandemic and the aforementioned negative effects on our ability to raise cost-effective capital, which could have a material adverse effect on our business, financial condition and results of operations.

We have entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Programs; pursuant to which we have agreed to certain restrictions on how we operate our business and use our cash and which could limit our ability to take actions that we otherwise might have determined to be in the best interests of our company and our shareholders.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as to us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury. Additional benefits were made available to us under a section of the Consolidated Appropriations Act, 2021 (the “PSP Extension Act”) enacted in December 2020. In April 2020 and in January 2021, we reached agreements with the Treasury with respect to funding support pursuant to the Payroll Support Program and the PSP Extension Act. Pursuant to these agreements, we have agreed to certain restrictions on our business and operations, including the following:

We are prohibited from repurchasing our common stock and from paying cash dividends on our common stock until March 31, 2022;

We must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until October 1, 2022;

We are prohibited from involuntary terminations or furloughs of our employees (except for death, disability, cause, or certain disciplinary reasons) until March 31, 2021, and we are required to recall and compensate certain employees terminated after October 1, 2020;

We may not reduce the salary, wages, or benefits of our employees (other than our executive officers, or as otherwise permitted under the terms of the Payroll Support Program and PSP Extension Act) until March 31, 2021;

Until March 1, 2022, we must comply with any requirement issued by the DOT that we maintain certain scheduled air transportation service as DOT deems necessary to ensure services to any point served by us before March 1, 2020.

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

As of February 12, 2021, our operating fleet consists exclusively of 97 Airbus A320 series aircraft, of which all but 13 were acquired used. Our aircraft range from 1 to 23 years from their manufacture date at February 12, 2021, with an average age of 14 years.

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

We receive, retain, and transmit certain personal information about our customers. Our on-line operations also rely on the secure transmission of this customer data. We use third party systems, software, and tools in order to protect the customer data we obtain through the course of our business. Although we use these security measures to protect this customer information, a compromise of our physical or network security systems through a cyber-security attack would create the risk that our customers’ personal information might be obtained by unauthorized persons. A compromise in our security systems could adversely affect our reputation, which could impact customers' willingness to do business with us using credit or debit cards, disrupt operations, and could also result in litigation or the imposition of penalties. In addition, it could be costly to remediate.

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

Fuel costs constituted approximately 17.5 percent of our total operating expenses in 2020. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs excluding the impact of the CARES Act grant constituted approximately 30 percent of our total operating costs in 2020, our largest expense line item.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 65 percent of our employees.

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

We are developing a hotel resort in Southwest Florida. Construction began in the first quarter of 2019 but construction was suspended in March 2020 so that we could conserve liquidity during the pandemic. We do not currently intend to re-commence construction until we secure satisfactory financing arrangements. The successful development of the project will be subject to various risks inherent in construction projects (such as securing sufficient financing on a timely basis, cost overruns and construction delays) as well as risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

Increases in taxes could impact demand for our services.

In 2021, Congress may consider legislation that could increase the amount of Federal Excise Tax (“FET”) and/or one or more of the other government fees imposed on air travel. Under the CARES Act, applicability of FET was suspended for the remainder of 2020; it was reinstated as of January 1, 2021. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services.

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

Our debt and finance lease obligations as of December 31, 2020 totaled $1.66 billion. This indebtedness and other commitments with debt service and fixed charge obligations could:

–make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;
–make it more difficult to satisfy our other future obligations, including our obligations to pay the purchase price in respect of current and future aircraft purchase contracts;
–require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to fund internal growth through working capital, capital expenditures, and for other purposes;
–limit our flexibility in planning for, or reacting to, changes in our business, the competitive environment, legislation and our industry;
–make us more vulnerable to adverse changes in our business, economic, industry, market or competitive conditions and adverse changes in government regulation;
–expose us to interest rate and pricing increases on indebtedness and financing arrangements;
–restrict us from pursuing strategic acquisitions or exploiting certain business opportunities;
–subject us to a greater risk of non-compliance with financial and other restrictive covenants in financing arrangements;
–limit, among other things, our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, execution of our business strategy and other purposes or raise equity capital in the future and increasing the costs of such additional financings; and
–place us at a competitive disadvantage compared to our competitors who may not be as highly leveraged or who have less debt in relation to cash flow.

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

Covenants in our senior secured term loan and senior secured notes could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2020, the principal balances of our Term Loan and Senior Secured Notes totaled $691.4 million. The loan agreements contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the loan agreements contain financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Term Loan and Senior Secured Notes with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

These loan agreements contain various events of default (including failure to comply with the covenants under the loan agreements), and upon an event of default the lenders may, subject to various cure rights, require the immediate payment of all amounts outstanding under the these loans.
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

Engine overhaul expenses for our Airbus A320 series aircraft are significantly higher than similar expenses for our prior MD-80 aircraft fleet. These major maintenance expenses for the Airbus aircraft are capitalized and amortized as part of depreciation and amortization expense.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with facilities, aircraft and services that are integral to our business.

We have entered into agreements with third party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services, and ticket counter space. Our reliance on others to provide essential services on our behalf gives us less control over costs and the efficiency, timeliness and quality of contract services.

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

Risks Associated with the Airline and Travel Industry

Our operating results could be affected by outbreaks of communicable diseases.

As has resulted from the COVID-19 pandemic, contagious illness and fear of contagion could have a material adverse impact on the airline industry. Any general reduction in airline passenger traffic as a result of an outbreak of disease or other travel advisories could dampen demand for our services even if not applicable to our markets. Resulting decreases in passenger volume would harm our load factors, could increase our cost per passenger and adversely affect our operating results.

The airline industry is highly competitive and future competition in our under-served markets could harm our business.

The airline industry is highly competitive. The smaller cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. We have continued to expand service to medium-sized cities which we believe to be under-served for nonstop service to our leisure destinations. If other airlines or new airline start-ups begin to provide nonstop services to and from these or similar markets, or otherwise target these or similar markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets, could impact our margins or could impact our future planned service.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, safety management systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, employee drug and alcohol testing, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

Over the past 12 years the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional new regulations or policies may be proposed or take effect in 2021 or thereafter, whether on DOT's initiative or as directed by Congress. We are not able to predict the impact of any new consumer protection rules on our business, though we monitor the progress of potential rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT.

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

We anticipate that in 2021 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. Aviation accounts for approximately 2.6 percent of total U.S. GHG emissions and approximately 9 percent of emissions by the U.S. transportation sector as a whole. In the past, legislation to address climate change issues as they relate to the transportation industry has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. Similarly, as recently as February 2021, legislation was introduced in the U.S. Congress to incentivize the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing GHG emissions. If enacted as proposed, the legislation would establish a national goal for the U.S. aviation sector to achieve a net 35 percent reduction in GHG emissions by 2035 and net zero emissions by 2050. We cannot predict whether this or any similar legislation will pass the Congress or, if enacted into law, how it ultimately would apply to the airline industry.

In addition, the EPA concluded in 2016 that current and projected concentrations of GHG emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding may be a precursor to EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase beginning in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. The aircraft we currently operate are not affected by these standards, although as noted, we anticipate an ever-increasing legislative and regulatory focus on aviation’s impacts on the environment. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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
Various states and localities across the country are attempting to impose requirements, such as wage and hour requirements, meal and rest break and sick leave laws, on flight attendants and pilots (“flight crew”) who spend the vast majority of their working hours in the air and in various states and jurisdictions on a daily basis. These requirements would create significant operational challenges for air carriers by creating a patchwork of state and local laws which undermine the federal deregulation of the airline industry and, in theory, could require airlines to simultaneously comply with rules which conflict with those of other jurisdictions and the provisions of labor agreements. Courts continue to remain divided on whether federal deregulation preempts these state laws and Congress has not addressed the issue. The impact on flight crew staffing, pay and scheduling technology may potentially increase our costs of doing business and could make certain routes cost prohibitive. Flight crews have filed class action lawsuits against air carriers in a number of states with varied results and, in many cases, the results have been appealed. We have been sued in California by a flight attendant seeking class action certification on claims involving these issues. Such suits are costly to defend and could result in sizeable liability exposure for any air carrier.
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

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Los Angeles, Punta Gorda, Cincinnati, or Destin as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, or our other leisure destinations, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks or natural disasters.

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

–the impact of pandemics and other communicable diseases on air travel and any related government restrictions impacting air travel
–fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability
–announcements concerning our competitors, new market entrants, the airline industry, or the economy in general
–strategic actions by us or our competitors, such as acquisitions or restructurings
–media reports and publications about the safety of our aircraft or the aircraft types we operate
–new regulatory pronouncements and changes in regulatory guidelines
–announcements concerning our business strategy
–our ability to grow service in the future as rapidly as the market anticipates as we continue to add more cities to our network
–general and industry-specific economic conditions
–changes in financial estimates or recommendations by securities analysts
–substantial sales of our common stock or other actions by investors with significant shareholdings
–additional issuances of our common stock
–labor work actions

–general market conditions

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

Provisions in our articles of incorporation, our bylaws, and under Nevada law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our articles of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

–advance notification procedures for matters to be brought before stockholder meetings
–a limitation on who may call stockholder meetings
–the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote

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

Under U.S. laws and the regulations of the DOT, we must be under the actual control of U.S. citizens at all times. By law, our president/CEO and at least two-thirds of our board of directors and other managing officers must be U.S. citizens and not more than 25 percent of our voting stock may be owned or controlled by non-U.S. citizens (although consistent with DOT policy, our overall foreign economic ownership may be as high as 49 percent). Any of these restrictions as well as DOT prior-approval requirements could have the effect of delaying or preventing a change in control.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2020:

Aircraft Type	Number of In-service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	34	156	14-17	15.4
Airbus A320	61	177/180/186	2-23	13.2
Total aircraft	95

The below table includes the number of aircraft expected in service by March 31, 2021:

A319	35
A320	66
Total	101

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

We have operational bases at airports for many of the leisure destinations we serve, as well as Asheville Regional Airport, Bellingham International Airport, Cincinnati/Northern Kentucky International Airport, Gerald R. Ford International Airport (Grand Rapids, MI), Indianapolis International Airport, Lehigh Valley International Airport (Allentown, PA), McGhee Tyson Airport (Knoxville, TN), and Pittsburgh International Airport. We are also developing a base in Des Moines, IA which is scheduled to open July 1, 2021. Our operational base in Myrtle Beach is maintained on a seasonal basis.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations' support. We lease additional space in cargo areas at McCarran International Airport, Nashville International Airport, Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, Sarasota Manatee Airport, Savannah/Hilton Head International Airport, and St. Petersburg-Clearwater International Airport for our primary line maintenance operations. We also lease or own approximately 10,000 square feet of warehouse space in Las Vegas, Orlando Sanford, St. Petersburg-Clearwater, Punta Gorda, and Phoenix-Mesa for aircraft spare parts and supplies.

The following details the airport locations we utilize as operational bases as of February 12, 2021:

Airport	Location
Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
McCarran International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Myrtle Beach International Airport (on a seasonal basis)	Myrtle Beach, South Carolina
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Punta Gorda Airport	Punta Gorda, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2021 and 2036.

Non-airline Initiatives

We own approximately 24 acres on the harbor in Port Charlotte, Florida for the construction (currently suspended) of Sunseeker Resort - Charlotte Harbor. Additionally, we own a golf course consisting of 156 acres and an 18,000 square foot club house in Lake Suzy, Florida.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 12, 2021, the last sale price of our common stock was $214.76 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2020
1st Quarter	$180.20	$60.06
2nd Quarter	139.68	63.50
3rd Quarter	144.87	100.10
4th Quarter	190.51	112.71
2019
1st Quarter	$142.97	$98.18
2nd Quarter	148.80	128.64
3rd Quarter	157.50	136.87
4th Quarter	183.26	143.61

As of February 12, 2021, there were 189 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
Equity compensation plans approved by security holders(1)	—	N/A	467,904

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as being issuable under equity compensation plans exclude unvested restricted stock awards of 265,527 as all restricted stock awards are deemed to have been issued, and exclude all outstanding stock appreciation rights ("SARs") which are settled in cash.
(3)Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 233,952 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

We have paid a quarterly dividend since 2015, but we suspended all cash dividends upon the onset of the pandemic. In addition, in connection with the Payroll Support Program Agreements we entered into with the Treasury, we are required to comply with the relevant provisions of the CARES Act and PSP Extension Act, including those prohibiting the repurchase of common stock and the payment of cash dividends until March 31, 2022. As a result, we have not paid any dividend since the quarterly dividend which was declared and paid in first quarter of 2020.

Our Repurchases of Equity Securities

We agreed not to repurchase shares through March 31, 2022 in connection with receipt of financial support under the Payroll Support Program Agreements.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2015. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2015 and that all dividends are reinvested. Stock price performance presented for the historical periods presented is not necessarily indicative of future results.

260
240
220
200
180
160
140
120
100
80
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
ALGT
NASDAQ Composite Index
AMEX Airline Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
ALGT	$100.00	$100.58	$95.30	$64.48	$110.14	$119.61
Nasdaq Composite Index	100.00	107.50	137.86	132.51	179.19	257.38
AMEX Airline Index	100.00	127.52	134.19	104.20	126.37	95.48

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

	For the Year Ended December 31,
FINANCIAL DATA (in thousands except per share amounts):	2020(4)	2019	2018	2017(3)	2016
Total operating revenue	$990,073	$1,840,965	$1,667,447	$1,511,203	$1,378,942
Total operating expenses	1,271,058	1,477,015	1,423,988	1,280,573	1,006,375
Operating income (loss)	(280,985)	363,950	243,459	230,630	372,567
Total other expense(1)	80,082	62,703	44,141	31,623	24,600
Income (loss) before income taxes	(361,067)	301,247	199,318	199,007	347,967
Net income (loss)	$(184,093)	$232,117	$161,802	$198,148	$220,866
Earnings (loss) per share to common shareholders:(2)
Basic	$(11.53)	$14.27	$10.02	$12.14	$13.31
Diluted	(11.53)	14.26	10.00	12.13	13.29
Cash dividends declared per share	0.70	2.80	2.80	2.80	2.40
Total assets	$3,258,925	$3,010,803	$2,498,668	$2,180,157	$1,671,576
Total long-term debt and finance leases, net of related costs	1,659,011	1,421,853	1,271,733	1,164,892	808,274
Shareholders' equity	699,363	883,551	690,321	553,311	475,740

(1)Net of capitalized interest for 2020, 2019, 2018, 2017, and 2016 in the amounts of $4.1 million, $4.5 million, $2.4 million, $3.2 million, and $1.8 million, respectively.
(2)Our unvested restricted stock awards are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock. The basic and diluted earnings per share for the periods presented reflect the two-class method mandated by accounting guidance for the calculation of earnings per share. Application of the two-class method did not have a significant impact on the basic or diluted earnings per share for the periods presented.
(3)Operating expenses, operating income, net income and earnings per share in 2017 were impacted by special items: (a) a non-cash impairment charge of $35.3 million to our MD-80 fleet and related assets in the fourth quarter of 2017; and (b) a $74.7 million income tax benefit from the remeasurement of deferred taxes due to the passage of the Tax Cuts and Jobs Act of 2017.
(4)Operating expenses, operating income, net income and earnings per share in 2020 were impacted by non-recurring items resulting from the COVID-19 Pandemic. Refer to Note 2 - Impact of the COVID-19 Pandemic, Note 11 - Income Taxes, and Note 17 - Impairment for additional detail.

	For the Year Ended December 31,
OPERATING DATA: (unaudited)	2020	2019	2018	2017	2016
Total system statistics:
Passengers	8,623,984	15,012,149	13,750,199	12,310,122	11,128,191
Available seat miles (ASMs) (thousands)	13,125,533	16,174,240	14,899,874	13,612,003	12,375,505
Operating expense per ASM (CASM) (cents)(1)(2)(3)	9.68	9.13	9.56	9.41	8.13
Fuel expense per ASM (cents)(2)	1.69	2.65	2.99	2.52	2.08
Operating CASM, excluding fuel (cents)(1)(3)	7.99	6.48	6.57	6.89	6.05
ASMs per gallon of fuel	87.80	82.34	77.82	72.96	71.62
Departures	87,955	110,542	101,212	93,061	82,341
Block hours	196,849	248,513	230,123	212,405	190,706
Average stage length (miles)	862	855	868	870	889
Average number of operating aircraft during period	97.4	85.6	91.0	87.3	83.3
Average block hours per aircraft per day	5.9	8.0	6.9	6.7	6.3
Full-time equivalent employees at end of period	3,863	4,363	3,901	3,752	3,416
Fuel gallons consumed (thousands)	149,479	196,442	191,471	186,563	172,796
Average fuel cost per gallon(2)	$1.48	$2.18	$2.33	$1.84	$1.49

Scheduled service statistics:
Passengers	8,553,623	14,823,267	13,606,103	12,138,146	11,003,864
Revenue passenger miles (RPMs) (thousands)	7,626,470	13,038,003	12,145,601	10,901,161	10,130,675
Available seat miles (ASMs) (thousands)	12,814,080	15,545,818	14,340,674	13,031,824	11,921,733
Load factor	59.5%	83.9%	84.7%	83.7%	85.0%
Departures	85,276	105,690	96,554	88,432	78,747
Block hours	191,732	238,361	220,760	202,752	183,290
Total passenger revenue per ASM (TRASM) (cents)(3)	7.40	11.28	11.10	10.93	11.02
Average fare - scheduled service(4)	$52.45	$61.58	$67.01	$67.90	$69.86
Average fare - ancillary air-related charges(4)	$53.03	$51.96	$45.71	$45.14	$45.47
Average fare - third party products	$5.43	$4.72	$4.27	$4.34	$4.08
Average fare - total	$110.91	$118.26	$116.99	$117.38	$119.41
Average stage length (miles)	867	859	875	876	895
Fuel gallons consumed (thousands)	145,528	188,596	183,798	178,298	166,528
Percent of sales through website during period	93.1%	93.3%	93.8%	94.0%	94.2%
OTHER DATA: (unaudited)
Hotel room nights	199,059	415,593	409,164	390,986	439,942
Rental car days	1,132,173	1,921,930	1,823,451	1,415,901	1,502,326

(1)	Includes effect of special items in the years 2017 and 2020.
(2)	Includes effect of fuel tax refund of $8.3 million (approximately $0.05 per gallon) in 2016.
(3)	Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting costs and revenues on a per ASM basis.
(4)	Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2020 and 2019. Unless otherwise expressly stated, for discussion and analysis of 2018 and a comparison of our 2019 results to 2018 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2020 and 2019. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2020 Highlights

The 2020 year was dominated by the COVID-19 pandemic resulting in unprecedented flight cancellations, large capacity and load factor reductions across the industry and billions of dollars of losses for the industry.

–Our focus on health and safety measures ranked us as the #1 airline among North American carriers and among the top five worldwide for best COVID-19 Traveler Safety Measures by Safe Travel Barometer in August 2020;
–Total sources of liquidity received during full year 2020 were $724 million;
–Received $154 million in grants related to the CARES Act payroll support program and $94 million in tax refunds related to net operating loss carrybacks;
–Issued $150 million in senior secured notes, $115 million in secured financings backed by aircraft and engines, $100 million upsize of our Term Loan, $88 million in proceeds from sale leasebacks and $23 million in proceeds from notes related to the payroll support program;
–Total debt increased $237 million versus year end 2019 with debt, net of liquidity, as of December 31, 2020 at $974 million, roughly unchanged from December 31, 2019. We repaid $182 million in net principal payments during 2020;
–Reported total revenue of $990 million, down 46 percent versus prior year, compared to reductions of between 53 percent and 70 percent for the other eight U.S. publicly held airlines with whom we compare ourselves;
–Reduced full year capacity by 18.8 percent, compared to capacity reductions of between 34 percent and 63 percent for the other eight U.S. publicly held airlines with whom we compare ourselves, with reported load factors of 59.5 percent;
–Average total ancillary revenue per passenger (includes air-related and third party products) increased 3 percent versus 2019 to $58.46;
–Cost cutting measures in response to the pandemic generated a decrease in operating expenses (excluding special charges and the effect of payroll support) of 24.4 percent;
–ASMs per gallon of 87.8, up 7 percent in 2020 versus 2019 due to reduced load factor of 24.4 percentage points and less airport and air traffic congestion;
–Named #1 airline co-branded credit card for second year in a row by the USA Today;
–Made Forbes’ Best Mid-Size Employers 2021 list

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

–Maintain a comprehensive cleaning program for all aircraft that includes a regular schedule of standard and deep-clean procedures in line with both CDC and Airbus guidance
–Aircraft receive regular treatment with an advanced antimicrobial protectant that kills viruses, germs and bacteria on contact for 14 days
–Utilize VOC (volatile organic compound) filters on board every aircraft, which remove additional organic compounds and ensure that cabin air is changed, on average, every three minutes, exceeding HEPA standards
–Require customers to wear face coverings through all phases of travel, including at the ticket counter, in the gate area and during flight
–Complimentary health and safety kits, which include a single-use face mask and cleaning wipes, provided to all of our customers
–Crew members required to wear face masks on board and during any interaction with customers
–Social distancing principles at check-in, boarding and on-board, including limiting adjacent row seating and allowing only customers on the same itinerary to utilize middle seats as practicable
–Treat hard surfaces in all office areas, including airport station offices, maintenance facilities, headquarters/administrative offices, with antimicrobial disinfectant/protectant, and utilize wall-mounted and handheld thermometers for employee and crew member temperature checks
–Partner with Quest Diagnostics to provide at home COVID-19 test kits to employees in the event local testing is not immediately available

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2020	2019	2018
A320(1)(2)	61	54	44
A319(3)	34	37	32
Total	95	91	76

(1) Does not include two aircraft of which we have taken delivery as of December 31, 2020.
(2) Includes six aircraft under finance lease and seven aircraft under operating lease as of December 31, 2020.
(3) Includes four aircraft under operating lease as of December 31, 2020.

As of December 31, 2020, we are party to forward purchase agreements for five aircraft. We have taken delivery of one aircraft in 2021 as of the date of this filing and expect delivery of three additional aircraft throughout the remainder of 2021 and one in 2022. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

As of February 12, 2021, and including recent service announcements, we were selling seats on 577 routes serving 129 cities in 44 states. This includes our recent announcements through February 12, 2021.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2020	2019	2018
Leisure destinations	28	27	23
Origination cities	96	97	98
Total cities	124	124	121

Total routes	497	466	417

TRENDS

The COVID-19 pandemic and shelter-in-place directives have greatly impacted our operating results for the year ended December 31, 2020 and will continue to do so into the future. Air traffic demand is down substantially and base air fares are down as well. We cannot predict when air travel will return to customary levels or at what pace. In the meantime, our revenues will be adversely affected. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, new variations of the virus, hospitalizations, deaths, treatment efficacy and the availability and delivery of vaccines.

Despite the pandemic and airline industry challenges, since the beginning of 2021 and through February 12, 2021, we have announced service on 64 new routes and to three new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model.

Our primary focus at the current time has been to conserve cash. We have reduced management and support teams by roughly 300 positions. We have suspended payment of cash dividends and stock buybacks. We have suspended construction of the Sunseeker Resort in Southwest Florida and closed and disposed of our family entertainment centers. We have eliminated other nonessential expenditures and have renegotiated arrangements with outside vendors, all in an effort to conserve cash until revenues more fully recover.

In March 2018, our maintenance technicians and related employees, who represent approximately 10 percent of our total employee base (approximately 413 employees), voted for union representation by the International Brotherhood of Teamsters ("IBT"). Negotiations for an initial collective bargaining agreement with this group began in January 2019 and are ongoing.

Any labor actions following an inability to reach a collective bargaining agreement with an employee group could impact our operations during the continuance of any such activity. Any labor agreement reached following negotiations would also likely increase our operating costs. The collective bargaining agreement with our pilots becomes amendable in August 2021 and we expect to begin negotiations for a successor agreement with that labor group as the year progresses.

Due to the various impacts of COVID-19, we suspended construction of Sunseeker Resort and temporarily closed operation of Kingsway Golf Course. At this time, it is uncertain when construction will resume and when the golf course will re-open.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees.

Salary and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. The CARES Act employee retention tax credit is recorded as an offset to salary and benefits expense.

Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses and other related services.

Depreciation and amortization expense includes the depreciation of all owned fixed assets and the amortization of assets recorded in connection with a finance lease, including aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

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

Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties as well as the cost for sub-service which may be contracted out in conjunction with operational disruptions.

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

CARES Act grant recognition includes the portion of government payroll support that represents a direct grant and is recognized as a credit to operating expense on the statement of income.

Special charges include non-cash impairment charges taken in 2020 on the long-lived assets of our subsidiaries including Sunseeker Resort, Allegiant Nonstop, Teesnap and on an investment in a third party as well as other charges specifically related to COVID-19 including the non-operating special charges related to the termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resort Charlotte Harbor.

RESULTS OF OPERATIONS

2020 compared to 2019

Operating Revenue

Passenger revenue. Passenger revenue for 2020 decreased 46.4 percent compared with 2019. The decrease was driven by a 42.3 percent decrease in scheduled service passengers. This decline was due to a dramatic decline in passenger demand, government travel restrictions, and quarantine requirements related to COVID-19. We reduced our scheduled service capacity by 17.6 percent during 2020, in response to passenger demand trends. Average total passenger fare (includes scheduled service and air ancillary) decreased 6.2 percent year over year, driven by a 14.8 percent decrease in scheduled service average base fare also due to lower passenger demand.
Third party products revenue. Third party products revenue decreased 33.6 percent in 2020 from 2019. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of substantially fewer passengers and with respect to hotel room revenue, particularly reductions in those traveling to Las Vegas.

Fixed fee contract revenue. Fixed fee contract revenue for 2020 decreased 58.7 percent year over year due to a decrease in demand. Departures decreased 45.7 percent resulting from a significant drop in ad hoc charter opportunities in 2020. The decrease in fixed fee revenue is attributable to COVID-19.

Other revenue. Other revenue decreased $8.4 million year over year. The decrease was due to decreased activity in the non-airline segments.

Operating Expenses

The following table presents operating unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	For the Year Ended December 31,		Percent
Consolidated unitized costs (in cents)	2020	2019	Change
Salary and benefits	2.88	2.78	3.6%
Aircraft fuel	1.69	2.65	(36.2)
Depreciation and amortization	1.34	0.96	39.6
Station operations	1.10	1.06	3.8
Maintenance and repairs	0.49	0.57	(14.0)
Sales and marketing	0.33	0.49	(32.7)
Aircraft lease rentals	0.07	—	NM
Other	0.61	0.62	(1.6)
CARES Act grant recognition	(1.16)	—	NM
Operating Special charges	2.33	—	NM
CASM	9.68	9.13	6.0%
Operating CASM, excluding fuel	7.99	6.48	23.3

Salary and benefits expense. Salary and benefits expense for 2020 decreased $72.6 million, or 16.1 percent, compared with 2019. Although the average number of full-time equivalent employees was relatively flat year over year, overall expense decreased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, suspension of the bonus accrual during the year, and recognition of the $13.0 million CARES Act employee retention tax credit .The number of full-time equivalent employees as of December 31, 2020 was down 11.5 percent from December 31, 2019 as a result of staff reductions in the fourth quarter.

Aircraft fuel expense. Aircraft fuel expense decreased $206.0 million, or 48.2 percent in 2020 compared to 2019, largely due to a decrease in system average fuel cost per gallon of 32.1 percent year over year as fuel prices declined due to lower worldwide demand caused by the pandemic. System fuel gallons consumed decreased by 23.9 percent on a 18.8 percent decrease in ASMs as we reduced capacity in light of the pandemic. Fuel efficiency (measured as ASMs per gallon) increased 6.6 percent year over year due to reduced load factor of 24.4 percentage points and less air traffic congestion at airports.

Station operations expense. Station operations expense for 2020 decreased $26.6 million, or 15.5 percent, on a 19.3 percent decrease in scheduled service departures as we reduced the number of flights offered due to reduced demand.

Depreciation and amortization expense. Depreciation and amortization expense for 2020 increased $20.4 million, or 13.1 percent, as the average number of aircraft in service increased 13.8 percent year over year. Accounting for a large portion of this increase, amortization of major maintenance costs was $37.6 million for 2020 compared to $26.0 million for 2019, due to an increase in the number of aircraft and related deferred maintenance costs associated with them. We expect these costs will continue to increase as our fleet ages.

Maintenance and repairs expense. Maintenance and repairs expense for 2020 decreased $27.8 million, or 30.3 percent, compared with 2019. Routine maintenance costs decreased as aircraft utilization was down 26.3 percent during the year.

Sales and marketing expense. Sales and marketing expense for 2020 decreased $35.4 million, or 44.9 percent, compared to 2019, due to a decrease in net credit card fees paid as a result of a 46.4 percent decrease in passenger revenue year over year.

Other operating expense. Other expense decreased $21.6 million in 2020 compared to 2019, mostly due to decreased activity in our non-airline subsidiaries.

CARES Act grant recognition. We received a total of $176.9 million in funds during 2020 through the Payroll Support Program Agreement (the “PSPA”) under the CARES Act. Of the total, $152.4 million of these funds relate to direct grants, and were recognized as a credit to operating expense on our statement of income during 2020.

Operating special charges. Special charges of $306.3 million were recorded within operating expenses in 2020. We did not have any special charges in 2019. The special charges relate to expenses that were unique and specific to COVID-19. These charges include impairment charges, accelerated depreciation on airframes and engines resulting from an accelerated retirement plan, losses on the sale-leaseback transactions, a portion of salary and benefits expense in relation to the elimination of positions as well as the acceleration of certain existing stock awards, and impairments within our non-airline subsidiaries. See Note 2 of Notes to Consolidated Financial Statements for further information.

Non-operating special charges

Special charges of $26.6 million were recorded within non-operating expenses for 2020. We did not have any special charges in 2019. The non-operating special charges include payments to terminate the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resort Charlotte Harbor. The termination resulted from the suspension of construction due to the pandemic.

Income Tax Expense

We recorded a $176.9 million tax benefit (49.0 percent effective tax rate) compared to a $69.1 million tax provision (22.9 percent effective tax rate) for 2020 and 2019, respectively. The 49.0 percent effective tax rate for 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $98.0 million federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback a majority of the 2020 net operating loss at the 35.0 percent tax rate applicable in earlier years. The effective tax rate was also impacted by the remeasurement of deferred taxes and state taxes. We expect our effective tax rate to be between 23 percent and 24 percent in the near term.

2019 compared to 2018

The comparison of our 2019 results to 2018 results is included in our Annual Report on Form 10-K for the year ended December 31, 2019, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and investment securities (short-term and long-term) increased at December 31, 2020 to $685.2 million from $473.4 million at December 31, 2019. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We have suspended share repurchases and our quarterly cash dividend, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support programs with the Treasury, we agreed not to repurchase shares or pay cash dividends through March 31, 2022. We also suspended all non-airline capital expenditures and reduced airline capital expenditures in 2020 .

We received $94 million in tax refunds in 2020 related to net operating loss carrybacks and expect to receive in 2021 $147 million in federal income tax refunds related to 2019 and 2020 net operating losses and $29 million in various other tax refunds.

We believe we have more than adequate liquidity resources through our operating cash flows, borrowings, cash balances, Treasury payroll support programs and tax refunds to meet our future contractual obligations and availability of credit which could be secured by unencumbered aircraft. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our total long-term debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.45 billion as of December 31, 2019 to $1.68 billion as of December 31, 2020. During 2020, we borrowed $428.0 million, including a $100.0 million up-size under the Credit and Guaranty Agreement (the “Term Loan”), $150.0 million 8.5% Senior Secured Notes due 2024, senior unsecured term promissory note to the US treasury (the "PSP Note") of $23.0 million, and additional debt secured by aircraft and engines of $115.0 million. During 2020, we made $181.9 million in net principal and finance lease repayments.

In October 2020, we closed on the private offering of $150.0 million principal amount of 8.5% Senior Secured Notes due 2024. The Senior Secured Notes and related guarantees are secured by first priority security interests in substantially all of our property and assets and the guarantors of the Notes (excluding aircraft, aircraft engines and certain other assets).The guarantors of the Senior Secured Notes include all significant subsidiaries other than Sunseeker Resorts, Inc. and its subsidiaries

In February 2020, we entered into an amendment to our Term Loan under which the interest rate was reduced by 150 basis points, the principal amount of the debt was increased by $100.0 million to $545.5 million, and the quarterly payments of principal were increased to $1.4 million. The remaining provisions of the Term Loan remain substantially unchanged, including the maturity date of February 2024.

In September 2020, we borrowed $84.0 million under a loan agreement secured by aircraft and spare engines. The notes bear interest at a fixed rate, payable in monthly installments maturing in September 2025 and September 2026 for the spare engines and aircraft, respectively.

In April 2020, we borrowed $31.0 million under a loan agreement secured by two aircraft. The note bears interest at a fixed rate, payable in quarterly installments with a maturity date in April 2028.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2020, our operating activities provided $234.6 million of cash compared to $442.2 million during 2019. The decrease in cash from operating activities is largely due to a $416.2 million decrease in net income offset by $292.8 million in non-cash special charges recognized in 2020.
During 2019, our operating activities provided $442.2 million of cash compared to $356.6 million in 2018. The year-over-year increase in reported cash inflows largely resulted from the increase in net income.
Investing Activities. During 2020, cash used for investing activities was $365.7 million compared to $476.5 million in 2019. The decrease in cash used is mostly due to a $225.7 million year-over-year decrease in cash outlays for the purchase of property and equipment combined with $87.6 million in proceeds from sale-leaseback transactions offset by purchases of investment securities (net of proceeds from maturities and sales) of $200.6 million. Cash used for capital expenditures was $281.2 million in 2020 (of which $262.7 million related to the airline) compared to $506.8 million in 2019 (of which $437.1 million related to the airline).
Purchases of investment securities (net of proceeds from maturities and sales) were $182.0 million during 2020 compared to $18.6 million of proceeds (net of purchases) during 2019.
During 2018, our primary use of cash was for capital expenditures of $334.8 million. Cash was also used for the purchase of investment securities, net of maturities, of $65.1 million.

Financing Activities. Cash provided by financing activities during 2020 was $164.6 million compared to $75.1 million in 2019. The year-over-year change is primarily due to debt financing activity. In 2020, proceeds from debt issuance in excess of principal payments and debt issuance costs on debt were $203.0 million, compared to $135.8 million during 2019.

In addition, cash dividends paid to shareholders decreased year over year from $45.6 million in 2019 to $11.4 million in 2020 as dividends were suspended after the first quarter 2020. This decrease was offset by a year-over-year increase in the repurchase of common stock of $15.2 million, stock repurchases also having been suspended after the onset of the pandemic.

In 2018, cash used by financing activities was $62.4 million. Principal payments on debt in excess of the proceeds from debt issuance were $21.0 million, combined with $45.2 million in cash dividends paid to shareholders, plus $3.7 million in stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2020 and the periods in which payments are due:

(in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations(1)	$1,721,336	$263,336	$342,461	$906,224	$209,315
Aircraft acquisition obligations(2)	86,900	65,900	21,000	—	—
Finance and operating lease obligations	302,330	35,926	80,884	58,576	126,944
Total future payments under contractual obligations	$2,110,566	$365,162	$444,345	$964,800	$336,259

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using LIBOR rates as of December 31, 2020, and excludes debt issuance costs.
(2)Includes aircraft and engine acquisition obligations under existing purchase agreements, which are not reflected on our balance sheet.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements based on events and transactions occurring during the periods reported. Note 3 to our Consolidated Financial Statements provides a detailed discussion of our significant accounting policies.

Critical accounting policies are defined as those policies that reflect significant judgments about matters that are inherently uncertain. Our actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are limited to those described below.

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement which, as amended in September 2020, expires in 2029. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into scheduled service revenue when the points are redeemed by cardholders and transportation is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
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

In estimating the useful lives and residual values of our aircraft, we have primarily relied upon actual experience with the same or similar aircraft types, current and projected future market information, and recommendations from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of our aircraft, changes in utilization of the aircraft, and other fleet events. We evaluate these estimates used for each reporting period and adjust when deemed necessary. To the extent a change in estimate for useful lives or salvage values of our property and equipment occurs, there could be an acceleration of depreciation expense associated with the change in estimate. See Note 3 to the Consolidated Financial Statements for further detail.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure in Note 3 to our Consolidated Financial Statements.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2020 represented 17.5 percent of our total operating expenses. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based on our 2020 fuel consumption, a hypothetical ten percent increase in the average price per gallon of aircraft fuel would have increased fuel expense by approximately $21.8 million for the 2020 year. We have not hedged fuel price risk in many years.

Interest Rates

As of December 31, 2020, we had $1.15 billion of variable-rate debt, including current maturities and without reduction for $18.3 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense by approximately $11.8 million for 2020.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized below. Amounts are shown in thousands, except for per share amounts.

	March 31	June 30 (1)	September 30	December 31
2020
Operating revenues	$409,181	$133,347	$200,984	$246,561
Operating income	(117,805)	(113,252)	(33,081)	(23,648)
Net income (loss)	(33,009)	(93,103)	(29,143)	(28,838)
Earnings (loss) per share to common shareholders:
Basic	$(2.08)	$(5.85)	$(1.82)	$(1.79)
Diluted	(2.08)	(5.85)	(1.82)	(1.79)
2019
Operating revenues	$451,622	$491,759	$436,509	$461,074
Operating income	91,078	108,105	72,116	92,652
Net income	57,124	70,543	43,929	60,522
Earnings per share to common shareholders:
Basic	$3.52	$4.33	$2.70	$3.72
Diluted	3.52	4.33	2.70	3.72

(1) $6.8 million in special charges for Sunseeker Resort, related to expense during the first quarter 2020, were reclassified from operating special expense to non-operating special expense for the six months ended June 30, 2020.

The quarterly earnings per share amounts for a year will not add to the earnings per share for that year due to the weighting of shares used in calculating per share data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the modified retrospective adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Sunseeker Resort property and equipment

As discussed in Note 2 and Note 17 to the consolidated financial statements, the Company recorded an impairment charge of $128.9 million related to the property and equipment of the Sunseeker Resort (Sunseeker), the Company’s resort development in Southwest Florida. When events or circumstances are identified that indicate the assets may be impaired, the Company estimates the future undiscounted cash flows expected to be generated by Sunseeker to determine if the cash flows are less than the carrying amount of the Sunseeker property and equipment. When the undiscounted cash flows are less than the carrying amount of the assets, the Company estimates the fair value of the assets to determine if the assets are impaired by comparing the fair value to the carrying value. Due to the decreased demand and U.S. government travel restrictions and quarantine requirements caused by COVID-19, a triggering event was identified as of March 31, 2020 and the Company determined the sum of the undiscounted cash flows was less than the assets’ carrying value. As a result, management estimated the fair value of the assets related to Sunseeker and the Company recorded an impairment charge representing the difference between the carrying value of the Sunseeker property and equipment and the estimated fair value of these assets.

We identified the evaluation of impairment of Sunseeker property and equipment as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used to estimate the fair value of the Sunseeker property and equipment. Specifically, the market transaction assumptions used to assess the fair value of the assets were challenging to test as they represented subjective determinations of market and economic conditions. The audit effort associated with this estimate required the use of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property and equipment impairment process, including controls related to the evaluation of market transaction valuation assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the estimate of the fair value of the Sunseeker property and equipment. The valuation professionals obtained market data for similar transactions to compare to the Company’s fair value estimate.

Amortization period of deferred engine major maintenance costs

As discussed in Note 3 to the consolidated financial statements, the Company accounts for major maintenance costs of its Airbus fleet using the deferral method. For the year ended December 31, 2020, the Company recognized $17.6 million of amortization expense for the cost of engine major maintenance as a component of depreciation and amortization. The amortization period associated with engine major maintenance costs is based on the estimated period until the next scheduled engine major maintenance event. The timing of next engine major maintenance events is based on certain assumptions, which are dependent upon expected future engine utilization levels.

We identified the evaluation of the amortization period of deferred engine major maintenance costs as a critical audit matter. A high degree of auditor judgment was required to evaluate future engine utilization levels, including the relevance of the use of historical engine utilization data used to assess the reasonableness of expected future engine utilization levels.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s engine major maintenance cost process, including controls over the development of the expected future engine utilization levels used in the determination of the related amortization period. We developed an estimate of the amortization period using actual engine utilization data and compared our estimate to that of the Company. We further analyzed the amortization period by performing sensitivity analyses on the expected future engine utilization levels to assess the impact on the Company’s amortization expense.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Dallas, Texas
March 1, 2021

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$152,764	$121,888
Restricted cash	17,555	14,897
Short-term investments	532,477	335,928
Accounts receivable	192,215	25,516
Expendable parts, supplies and fuel, net of reserve of $4,323 and $2,748	24,006	28,375
Prepaid expenses and other current assets	24,616	35,617
TOTAL CURRENT ASSETS	943,633	562,221
Property and equipment (including $187,166 and $195,796 from VIEs, Note 7), net of accumulated depreciation of $598,546 and $484,510	2,050,311	2,236,808
Long-term investments	—	15,542
Deferred major maintenance, net of accumulated amortization of $57,022 and $34,423	127,463	129,654
Operating lease right-of-use assets, net	115,911	22,081
Deposits and other assets	21,607	44,497
TOTAL ASSETS:	$3,258,925	$3,010,803
CURRENT LIABILITIES
Accounts payable	$34,197	$27,667
Accrued liabilities	116,093	159,031
Current operating lease liabilities	14,313	2,662
Air traffic liability	307,508	249,950
Current maturities of long-term debt and finance lease obligations (including $17,610 and $17,327 from VIEs, Note 7), net of related costs of $7,527 and $5,694	217,234	173,274
TOTAL CURRENT LIABILITIES	689,345	612,584
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $135,683 and $159,324 from VIEs, Note 7), net of current maturities and related costs of $15,926 and $17,930	1,441,777	1,248,579
Deferred income taxes	301,763	232,520
Noncurrent operating lease liabilities	102,289	21,290
Other noncurrent liabilities	24,388	12,279
TOTAL LIABILITIES:	2,559,562	2,127,252
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized; 23,097,737 and 22,835,715 shares issued; 16,405,565 and 16,303,262 shares outstanding in 2020 and 2019 respectively	23	23
Treasury shares, at cost, 6,692,172 and 6,532,453 shares in 2020 and 2019, respectively	(646,008)	(617,579)
Additional paid in capital	329,753	289,933
Accumulated other comprehensive gain (loss), net	(27)	98
Retained earnings	1,015,622	1,211,076
TOTAL EQUITY:	699,363	883,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,258,925	$3,010,803

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
OPERATING REVENUES:
Passenger	$902,187	$1,682,955	$1,533,701
Third party products	46,482	70,012	58,060
Fixed fee contract	26,865	65,057	50,286
Other	14,539	22,941	25,400
Total operating revenues	990,073	1,840,965	1,667,447
OPERATING EXPENSES:
Salary and benefits	377,825	450,448	413,892
Aircraft fuel	221,827	427,827	445,814
Depreciation and amortization	176,267	155,852	129,351
Station operations	144,771	171,420	161,019
Maintenance and repairs	63,895	91,713	99,015
Sales and marketing	43,517	78,910	73,514
Aircraft lease rentals	9,828	—	868
Other	79,277	100,845	100,515
CARES Act grant recognition	(152,448)	—	—
Special charges	306,299	—	—
Total operating expenses	1,271,058	1,477,015	1,423,988
OPERATING INCOME (LOSS)	(280,985)	363,950	243,459
OTHER (INCOME) EXPENSES:
Interest expense	60,493	76,801	56,116
Interest income	(5,509)	(12,523)	(9,226)
Capitalized interest	(4,067)	(4,472)	(2,354)
Loss on extinguishment of debt	1,222	3,677	—
Special charges	26,632	—	—
Other, net	1,311	(780)	(395)
Total other expenses	80,082	62,703	44,141
INCOME (LOSS) BEFORE INCOME TAXES	(361,067)	301,247	199,318
INCOME TAX PROVISION (BENEFIT)	(176,974)	69,130	37,516
NET INCOME (LOSS)	$(184,093)	$232,117	$161,802
Earnings (loss) per share to common shareholders:
Basic	$(11.53)	$14.27	$10.02
Diluted	$(11.53)	$14.26	$10.00
Shares used for computation:
Basic	15,992	16,027	15,941
Diluted	15,992	16,041	15,967

Cash dividends declared per share:	$0.70	$2.80	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(184,093)	$232,117	$161,802
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(178)	750	(1,153)
Foreign currency translation adjustments	53	9	177
Change in derivatives, net of tax	—	—	3,155
Total other comprehensive income (loss)	(125)	759	2,179
TOTAL COMPREHENSIVE INCOME	$(184,218)	$232,876	$163,981

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2017	16,066	$23	$253,840	$(2,840)	$907,943	$(605,655)	$553,311
Share-based compensation	107	—	17,095	—	—	—	17,095
Shares repurchased by the Company and held as treasury shares	(23)	—	—	—	—	(3,650)	(3,650)
Stock issued under employee stock purchase plan	33	—	—	—	—	4,268	4,268
Cash dividends declared, $2.80 per share	—	—	—	—	(45,247)	—	(45,247)
Other comprehensive income	—	—	—	2,179	563	—	2,742
Net income	—	—	—	—	161,802	—	161,802
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	213	—	18,998	—	—	—	18,998
Shares repurchased by the Company and held as treasury shares	(132)	—	—	—	—	(18,569)	(18,569)
Stock issued under employee stock purchase plan	39	—	—	—	—	6,027	6,027
Cash dividends declared, $2.80 per share	—	—	—	—	(45,552)	—	(45,552)
Other comprehensive income	—	—	—	759	—	—	759
Net income	—	—	—	—	232,117	—	232,117
Cumulative effect of the New Lease Standard (see Note 8)					$(550)		$(550)
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	262	—	38,445	—	—	—	38,445
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	57	—	—	—	—	5,344	5,344
Cash dividends, $.70 per share for the year(1)	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income (loss)	—	—	—	(125)	—	—	(125)
CARES Act warrant issuance	—	—	1,375	—	—	—	1,375
Net loss	—	—	—	—	(184,093)	—	(184,093)
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363

(1) Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under PSPA and PSP2, the Company has agreed not to pay cash dividends through March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(184,093)	$232,117	$161,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,267	155,852	129,351
(Gain)/loss on aircraft and other equipment disposals	(1,811)	(8,475)	2,360
Special charges	292,790	—	—
Share-based compensation expense	19,287	18,226	15,098
Deferred income taxes	69,344	68,466	38,222
Other adjustments	19,136	5,521	4,541
Changes in certain assets and liabilities:
Accounts receivable	4,390	10,498	35,624
Tax receivable	(164,585)	—	—
Prepaid expenses	10,224	(5,483)	(5,191)
Accounts payable	7,016	(2,103)	8,633
Accrued liabilities	(26,386)	21,331	12,005
Air traffic liability	57,558	37,720	7,931
Deferred major maintenance	(40,352)	(81,133)	(49,622)
Other assets/liabilities	(4,163)	(10,327)	(4,142)
Net cash provided by operating activities	234,622	442,210	356,612
INVESTING ACTIVITIES:
Purchase of investment securities	(686,600)	(436,237)	(371,461)
Proceeds from maturity and sale of investment securities	504,600	454,813	436,581
Purchase of property and equipment, including capitalized interest	(281,159)	(506,845)	(334,774)
Proceeds from sale-leaseback transactions	87,580	—	—
Other investing activities	9,888	11,806	677
Net cash used in investing activities	(365,691)	(476,463)	(268,977)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders(1)	(11,361)	(45,552)	(45,247)
Proceeds from the issuance of debt	427,987	874,936	211,225
Repurchase of common stock	(33,773)	(18,569)	(3,650)
Principal payments on debt and finance lease obligations	(217,766)	(705,763)	(232,227)
Debt issuance costs	(7,203)	(33,333)	(1,666)
Other financing activities	6,719	3,408	9,202
Net cash provided by (used in) financing activities	164,603	75,127	(62,363)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	33,534	40,874	25,272
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	136,785	95,911	70,639
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$170,319	$136,785	$95,911

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$48,002	$65,152	$52,323
Income tax refunds	(95,229)	(2,157)	(41,610)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$115,082	$2,510	$—
Property capitalized under operating leases	$19,294	$25,830	$—
Flight equipment acquired under finance leases	27,765	—	127,625

(1) Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under PSPA and PSP2, the Company has agreed not to pay cash dividends through March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020, 2019 and 2018

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and operates non-airline related entities which include the development of Sunseeker Resort and related golf course, and Teesnap golf course management solution. Previously, the Company also operated Allegiant Nonstop family entertainment centers.

Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, and production processes (check-in, baggage handling and flight services) which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes its airline activities operate under one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services. The Company's non-airline related entities represent separate reportable segments and include Sunseeker Resort, and other non-airline activities. Refer to Note 16 for additional information.

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company experienced a severe reduction in air travel, which continued through the remainder of 2020. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the effectiveness and availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in March 2020, providing support for the airline industry and other businesses and individuals.

On April 20, 2020, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Agreement (the “PSPA”) with the U.S. Department of the Treasury ("Treasury") for an award Allegiant Air would receive under the CARES Act. Allegiant Air received a total of $176.9 million under the PSPA during 2020. The proceeds of the award were used exclusively for wages, salaries and benefits during the second and third quarters of 2020, in accordance with the agreement.

The $176.9 million received under the PSPA during the second and third quarters of 2020 includes direct grants of $153.8 million, a $23.1 million loan, and warrants to purchase 27,681 shares of the Company's common stock with a fair value of $1.4 million, as further discussed below.

In consideration for the grant, Allegiant Air issued to Treasury a low-interest rate, senior unsecured term promissory note (the “PSP Note”) which will mature 10 years after issuance. The principal amount of the PSP Note is $23.1 million. The PSP Note is guaranteed by the Company and is prepayable at any time at par (see Note 7).

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

As indicated above, the Company made significant progress on strengthening its liquidity through efforts including suspending all stock buybacks and dividends; temporarily reducing executives salaries by 50 percent and temporarily foregoing cash compensation of Board members; enacting a hiring freeze and offering voluntary leave; eliminating cash bonuses; suspending all non-essential capital expenditures including, but not limited to, Sunseeker Resorts, Teesnap and Allegiant Nonstop family entertainment centers; and extending payment terms and renegotiating contracts with vendors.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension") was signed into law. This Payroll Support Program Extension provides an additional $15.0 billion in support to the airline industry. See Note 18 - Subsequent Events.

Given the above actions and the Company's assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, the Company expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity, and projected cash flows from operations.

Special Charges

The effects of COVID-19 triggered an impairment review, and non-cash impairment charges were recognized during the year ended December 31, 2020 (see Note 17 - Impairment for additional detail). The Company also identified expenses that were unique and specific to COVID-19. The impairment charges and other expenses that resulted from the effects of COVID-19 are recorded as special charges within both operating and non-operating expenses during the twelve months ended December 31, 2020. See the table below for a summary of operating and non-operating special charges recorded by segment during the year ended December 31, 2020.

(in thousands)	Airline	Sunseeker Resort	Other non-airline	Total
Year Ended December 31, 2020
Operating	$141,713	$137,994	$26,592	$306,299
Non-operating	—	26,632	—	26,632
Total special charges	$141,713	$164,626	$26,592	$332,931

Additional detail for the $332.9 million total special charges (operating and non-operating) for the year ended December 31, 2020 appears below:

Operating
–$161.6 million in impairment charges
–Includes Airline - $5.0 million; Sunseeker Resort - $128.9 million; Kingsway - $1.1 million; Other non-airline $26.6 million
–$98.0 million adjustment resulting from the accelerated retirements of eight airframes and five engines, loss on sale leaseback transactions of eight aircraft, and write-offs of other aircraft related assets
–$35.1 million adjustment for additional salary and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards
–Includes Airline - $32.1 million; Sunseeker Resort - $2.9 million
–$5.0 million related to suspension of construction at Sunseeker Resort
–$6.6 million write-down on various non-aircraft assets and other various expenses

Non-operating
–$26.6 million which includes termination fees and debt issuance costs related to the termination of the loan agreement with Sixth Street Partners (formerly TSSP).

Note 3 — Summary of Significant Accounting Policies

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

The Company adopted Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326) effective January 1, 2020. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company adopted this accounting standard prospectively as of January 1, 2020 and it did not have a significant impact on its consolidated financial statements.

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

Accounts Receivable

Accounts receivable are carried at face amount which approximates fair value. In addition to income tax receivables, the accounts receivable consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from Enterprise Holdings Inc. based on terms in the rental car provider agreement and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented. The Company also had outstanding receivables from a third party as of December 31, 2020 and 2019, of which $10.9 million and $11.4 million, respectively, was due more than one year after the balance sheet date and is classified with the Company's other assets.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument and current market conditions. There have been no credit losses. Investment securities with original maturities of three months or less are classified as cash equivalents. Investment securities with original maturities greater than three months are classified as either short-term investments or long-term investments based on the maturity date in relation to the balance sheet date. Short-term investments have a maturity date less than or equal to one year from the balance sheet date, and long-term investments have a maturity date greater than one year from the balance sheet date. As of December 31, 2019, the Company’s long-term investments consisted of corporate debt securities, federal agency debt securities, US Treasury Bonds, and municipal debt securities with contractual maturities of less than 24 months.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2020, 2019, and 2018. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the Airbus fleet. The obsolescence allowance for expendable parts and supplies was $4.3 million and $2.7 million at December 31, 2020 and 2019, respectively. Rotable aircraft parts inventories are included in property and equipment.

Operating Lease Right-of-Use Asset and Liability

The Company determines if an arrangement is a lease at inception and has lease agreements for aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space and assets with non-cancelable lease terms. Certain real estate and property leases, aircraft leases, and various other operating leases are measured on the balance sheet with a lease liability and right-of-use ("ROU") asset. Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore excluded from consideration.

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

Interest is capitalized using the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the related asset(s) acquired/developed. Capitalized interest for the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $4.5 million and $2.4 million, respectively.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to ten years. The Company had unamortized computer software development costs of $42.3 million and $55.7 million as of December 31, 2020 and 2019, respectively. Amortization expense related to computer software was $9.6 million, $12.2 million and $14.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

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

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2020 and 2019, the Company capitalized $12.8 million and $64.1 million of major maintenance costs for engines with associated amortization expense of $17.6 million and $11.1 million, respectively. During 2020 and 2019, the Company capitalized $22.6 million and $18.4 million of major maintenance costs for airframes with associated amortization expense of $19.9 million and $14.9 million, respectively.

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

For the year ended December 31, 2020, the Company recorded a $161.6 million impairment as a result of COVID-19. The impairment is more fully discussed in Note 17.

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

Revenue from travel point redemptions from the co-branded credit card are described in the Affinity Credit Card Program section below.

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

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement that was amended in 2020 and expires in 2029. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed by cardholders and transportation is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $12.4 million, $29.1 million and $28.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. In 2019, the Company entered into a naming rights agreement with the Raiders of the National Football League for the professional football stadium in Las Vegas which opened in 2020. Prepayments and other associated advertising expenses began in mid-2020 and will continue through the term of this agreement.

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

For the years ended December 31, 2019 and 2018, the second method above was used in the computation because it was more dilutive than the first method. Given the loss position in 2020, both methods yield the same result. The following table sets forth the computation of net income (loss) per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Basic:
Net income (loss)	$(184,093)	$232,117	$161,802
Less net income (loss) allocated to participating securities	(236)	(3,413)	(2,106)
Net income (loss) attributable to common stock	$(184,329)	$228,704	$159,696
Earnings (loss) per share, basic	$(11.53)	$14.27	$10.02
Weighted-average shares outstanding	15,992	16,027	15,941
Diluted:
Net income (loss)	$(184,093)	$232,117	$161,802
Less net income (loss) allocated to participating securities	(236)	(3,410)	(2,104)
Net income (loss) attributable to common stock	$(184,329)	$228,707	$159,698
Earnings (loss) per share, diluted	$(11.53)	$14.26	$10.00
Weighted-average shares outstanding	15,992	16,027	15,941
Dilutive effect of stock options and restricted stock	—	51	53
Adjusted weighted-average shares outstanding under treasury stock method	15,992	16,078	15,994
Participating securities excluded under two-class method	—	(37)	(27)
Adjusted weighted-average shares outstanding under two-class method	15,992	16,041	15,967

Stock awards outstanding of 24,004, 19,928, and 77,037 shares (not in thousands) as of December 31, 2020, 2019, and 2018, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The share-based cost is measured based on grant date fair value. The Company’s share-based employee compensation plan is more fully discussed in Note 13.

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
Recent Accounting Pronouncements

In February 2016, the FASB issued the New Lease Standard. This standard requires leases, other than short-term, to be recognized on the balance sheet as a liability and a corresponding ROU asset.

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

The Company's consolidated balance sheet was affected by this standard, but the consolidated statements of income and cash flows were not significantly impacted. The most significant change to the consolidated balance sheet upon adoption on January 1, 2019 related to the recognition of new right-of-use (ROU) assets of $18.0 million and operating liabilities of $19.1 million. The Company's accounting for finance leases remains substantially unchanged. See Note 7 for more information on the impact of this standard.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company adopted this accounting standard prospectively as of January 1, 2020, and it did not have a significant impact on its consolidated financial statements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes and is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The Company plans to adopt ASU 2019-12 in the first quarter of 2021 and its adoption is not expected to have a material effect on the Company's consolidated financial statements.

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in our reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Scheduled service	$435,668	$897,631	$898,653
Ancillary air-related charges	453,545	770,206	621,939
Co-brand redemptions	12,974	15,118	13,109
Total passenger revenue	$902,187	$1,682,955	$1,533,701

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of December 31, 2020, approximately 27.9 percent of the air traffic liability balance was related to forward bookings, with the remaining 72.1 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $201.0 million of the $250.0 million that was recorded in the air traffic liability balance at December 31, 2019 was recognized into passenger revenue during the 12 months ended December 31, 2020.

In April 2020, the Company announced that credits issued for canceled travel in April through the end of the COVID-19 pandemic will have an extended expiration date of two years from the original booking date. The Company later announced that this extension would also apply to credits issued for cancelled travel in January through March 2020. This change has been considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date.

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Balance at January 1	$15,613	$10,708
Points awarded	19,202	20,023
Points redeemed	(12,974)	(15,118)
Balance at December 31	$21,841	$15,613

As of December 31, 2020 and 2019, $10.9 million and $11.6 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Flight equipment	$2,331,499	$2,289,157
Computer hardware and software	149,727	171,516
Land and buildings/leasehold improvements (1)	87,030	98,885
Other property and equipment	80,601	161,760
Total property and equipment	2,648,857	2,721,318
Less accumulated depreciation and amortization	(598,546)	(484,510)
Property and equipment, net	$2,050,311	$2,236,808
(1) Balance includes a building currently held for sale in Chesterfield, Missouri with a carrying value of $4.8 million

As of December 31, 2020, the Company had firm commitments to purchase three Airbus A320 series aircraft which are expected to be delivered between 2021 and 2022.

Accrued capital expenditures as of December 31, 2020 and 2019 were $16.9 million and $16.5 million, respectively.

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Salaries, wages and benefits	$21,878	$44,441
Sunseeker Resort development	14,084	15,209
Maintenance and repairs	12,847	12,713
Loyalty card program liability	10,929	11,567
Station expenses	10,526	14,573
Property taxes	9,042	12,272
Interest	6,560	6,514
Passenger taxes and fees	4,686	14,653
Advertising accruals	890	3,303
Other accruals	24,651	23,786
Total accrued liabilities	$116,093	$159,031

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Fixed-rate debt and finance lease obligations due through 2030	$525,240	$235,071
Variable-rate debt due through 2029	1,133,771	1,186,782
Total long-term debt and finance lease obligations, net of related costs	1,659,011	1,421,853
Less current maturities, net of related costs	217,234	173,274
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,441,777	$1,248,579

Weighted average fixed-interest rate on debt	5.7%	3.7%
Weighted average variable-interest rate on debt	2.4%	4.5%

Maturities of long-term debt as of December 31, 2020, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2020
2021	$217,234
2022	137,252
2023	136,781
2024	806,383
2025	89,194
Thereafter	272,167
Total debt and finance lease obligations, net of related costs	$1,659,011

Total long-term debt is presented net of related costs of $23.5 million and $23.6 million at December 31, 2020 and 2019, respectively.

Term Loan and Senior Secured Notes

In February 2019, the Company entered into a Credit and Guaranty Agreement (the “Term Loan”) to borrow $450.0 million, guaranteed by all of the Company's subsidiaries, excluding Sunseeker Resorts Inc. and its subsidiaries, and other insignificant subsidiaries (the "Term Loan Guarantors"). In February 2020, the Company entered into an amendment to the Term Loan under which the interest rate was reduced by 150 basis points, and the principal amount of the debt was increased by a net amount of $100.0 million to $545.5 million. Quarterly principal payments increased under the amendment, but the remaining provisions were substantially unchanged, including the maturity date. The Term Loan is secured by substantially all property and assets of the Company and the Term Loan Guarantors, excluding aircraft and aircraft engines, and excluding certain other assets. The Term Loan bears interest based on LIBOR with a zero percent floor and provides for quarterly interest payments along with quarterly principal payments of $1.4 million through February 2024, at which time the Term Loan is due. The Term Loan may be prepaid at any time without penalty.

In October 2020, the Company closed on the private offering of $150.0 million principal amount of 8.5 percent Senior Secured Notes due 2024 (the "Senior Secured Notes"). The Senior Secured Notes and related guarantees are secured by first priority security interests in the same collateral package as securing the Term Loan and the debt is subject to an Intercreditor Agreement with the collateral agent for the Term Loan.The guarantors of the Notes include all significant subsidiaries other than Sunseeker Resorts, Inc. and its subsidiaries.

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

In October 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $23.5 million secured by one Airbus A320 series aircraft. The trust was funded on inception. The borrowing bears interest at a blended rate of 3.2 percent and is payable in monthly installments through October 2024, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $18.6 million and $23.5 million, respectively, at the time of borrowing.

In March 2019, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one aircraft. The trust was funded on inception. The borrowing bears interest at a blended rate of 3.8 percent and is payable in quarterly installments through April 2029, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $38.5 million and $44.0 million, respectively, at the time of borrowing.

In September 2018, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $44.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. The borrowing bears interest at a blended rate of 4.0 percent and is payable in quarterly installments through September 2028, at which time the Company will have a purchase option at a fixed amount. As this transaction is a common control transaction, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $37.8 million and $44.0 million, respectively, at the time of borrowing.

CARES Act Payroll Support Program Loan

In April 2020 the Company entered into a low-interest rate, senior unsecured term promissory note (the "PSP" Note) with the Treasury under the CARES Act payroll support program. The Note matures in full on April 20, 2030, and bears interest at a rate of 1.0 percent per annum prior to April 20, 2025 and, thereafter, at the secured overnight financing rate (SOFR) plus 2 percent. The PSP Note is prepayable at any time at par, without penalty.

During 2020, the Company received $23.1 million in funds under the PSP Note, which is recorded within noncurrent debt on the balance sheet.

In connection with the PSP Note, the Company is required to comply with the relevant provisions of the CARES Act, including those prohibiting the repurchase of common stock and the payment of common stock dividends until September 30, 2021, as well as those restricting the payment of certain executive compensation for periods through March 24, 2022. These restrictions have been extended until March 31, 2022 with respect to stock repurchases and payment of dividends and until October 1, 2022 with respect to executive compensation limits as a result of the Payroll Support Extension Program.

Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility under which it is entitled to borrow up to $81.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed in the collateral pool. In December 2019, the Company drew down $81.0 million under this facility. Principal payments were made during 2020 totaling $27.1 million, and the remaining balance as of December 31, 2020 is $53.9 million. Aircraft remain in the collateral pool for up to two years, and, as of December 31, 2020, there were six aircraft in the pool. The notes for the amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2021.

Other Secured Debt

In September 2020, the Company borrowed $84.0 million under a loan agreement secured by aircraft and spare engines. The note bears interest at a fixed rate, payable in monthly installments maturing in September 2025 and September 2026 for the spare engines and aircraft, respectively.

In April 2020, the Company borrowed $31.0 million under a loan agreement secured by two aircraft. The note bears interest at a fixed rate, payable in quarterly installments with a maturity date in April 2028.

General Unsecured Notes

In connection with the Term Loan discussed above, the Company completed a tender offer in February 2019, whereby it purchased $347.9 million of its previously outstanding unsecured notes due July 2019, and incurred related debt extinguishment costs of $3.7 million. The remaining $102.1 million of the unsecured notes were paid at their maturity in July 2019.

Construction Loan Agreement

In March 2019, Sunseeker Florida, Inc. (“SFI”), a wholly owned subsidiary of the Company, entered into a Construction Loan Agreement with certain lenders affiliated with TPG Sixth Street Partners, LLC (the “Lender”). Under the Construction Loan Agreement, SFI would have been able to borrow up to $175.0 million (the “Loan”) to fund the construction of Phase 1 of Sunseeker Resort - Charlotte Harbor. No amount was ever drawn under this agreement.

Due to the various impacts of COVID-19, the Company suspended construction of Sunseeker Resort, and it is uncertain when construction will resume. In light of these conditions, the Company reached a $19.8 million settlement agreement with the Lender to terminate the Loan which was fully paid in 2020. The expense is reflected within non-operating special charges on the statement of income.

Finance Leases

The Company has finance lease obligations related to six aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2020. See Note 8 for more information on finance lease obligations.

Note 8 — Leases

Total rental expense for operating leases for the years ended December 31, 2020, 2019 and 2018 was $24.6 million, $15.0 million and $12.7 million, respectively.

The Company had six aircraft under finance leases as of December 31, 2020 with remaining terms through 2029.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2020	2019
Finance lease costs:
Amortization of assets	Depreciation and amortization	$6,631	$6,517
Interest on lease liabilities	Interest expense	5,335	5,264
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	12,616	3,541
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	3,560	2,274
Total lease cost		$28,142	$17,596

Lease position as of December 31, 2020

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right-of-use assets, net	$115,911	$22,081
Finance lease assets	Property and equipment, net	133,175	111,665
Total lease assets		$249,086	$133,746

Liabilities
Current
Operating	Current operating lease liabilities	$14,313	$2,662
Finance	Current maturities of long-term debt and finance lease obligations	9,767	7,666
Noncurrent
Operating	Noncurrent operating lease liabilities	102,289	21,290
Finance	Long-term debt and finance lease obligations	117,060	107,930
Total lease liabilities		$243,429	$139,548

Weighted-average remaining lease term
Operating leases		8.3 years	9.1 years
Finance leases		7.6 years	9.9 years
Weighted-average discount rate
Operating leases		5.4%	4.3%
Finance leases		5.0%	4.4%

Sale-Leaseback Transactions

During the year ended December 31, 2020, the Company entered into sale-leaseback transactions involving eight total aircraft. The transactions qualified as sales, and generated $87.6 million of proceeds. As a result of the sales, the aircraft were removed from property and equipment in the Company's balance sheet, resulting in a $53.2 million loss on the sales. The loss is reflected within operating special charges on the statement of income since the Company would not likely have completed the transactions absent cash conservation efforts as a result of COVID-19. The leased aircraft were subsequently recorded within operating lease right-of-use assets, with the related lease liabilities recorded within current and noncurrent operating lease liabilities on the balance sheet. The proceeds from the sales of aircraft in these transactions are treated as cash inflows from investing activities on the statement of cash flows.

Other Information

The table below presents supplemental cash flow information related to leases during the year ended December 31.

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$13,102	$2,927
Operating cash flows for finance leases	$5,335	5,264
Financing cash flows for finance leases	15,908	7,336

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2020.

(in thousands)	Operating Leases	Finance Leases
2021	$20,055	$15,871
2022	20,313	14,366
2023	20,160	26,045
2024	19,853	10,500
2025	17,723	10,500
Thereafter	44,486	82,458
Total lease payments	142,590	159,740
Less imputed interest	(25,988)	(32,913)
Total lease obligations	116,602	126,827
Less current obligations	(14,313)	(9,767)
Long-term lease obligations	$102,289	$117,060

Note 9 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. As repurchase authority is exhausted, the Board of Directors has, to date, authorized additional expenditures for share repurchases. The Company suspended stock repurchases upon the onset of the pandemic and as part of accepting benefits from the Treasury under the PSPA and PSP2, the Company has agreed not to repurchase stock through March 31, 2022.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased(1)	197,570	103,943	—
Average price per share	$155.14	$141.64	NA
Total (in thousands)	$30,651	$14,723	$—

(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 19,001, 27,700 and 22,981 shares for 2020, 2019 and 2018, respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Total quarterly cash dividends declared, per share	$0.70	$2.80	$2.80
Total cash dividends paid (in thousands)	11,361	45,552	45,247
The Company suspended payment of cash dividends upon the onset of the pandemic and as part of accepting benefits from the Treasury under the PSPA and PSP2, the Company has agreed not to pay cash dividends through March 31, 2022.

Note 10 — Fair Value Measurements

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2020			As of December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$5,340	$5,340	$—	$42,653	$42,653	$—
Commercial paper	48,908	—	48,908	5,807	—	5,807
Municipal debt securities	34,338	—	34,338	1,202	—	1,202
Federal agency debt securities	51,400	—	51,400	—	—	—
Total cash equivalents	139,986	5,340	134,646	49,662	42,653	7,009
Short-term
Commercial paper	229,821	—	229,821	161,286	—	161,286
Corporate debt securities	166,768	—	166,768	145,975	—	145,975
Federal agency debt securities	48,598	—	48,598	13,515	—	13,515
Municipal debt securities	87,290	—	87,290	12,237	—	12,237
US Treasury Bonds	—	—	—	2,915	—	2,915
Total short-term	532,477	—	532,477	335,928	—	335,928
Long-term
Corporate debt securities	—	—	—	15,396	—	15,396
US Treasury Bonds	—	—	—	146	—	146
Total long-term	—	—	—	15,542	—	15,542
Total financial instruments	$672,463	$5,340	$667,123	$401,132	$42,653	$358,479

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2020 or 2019.

Long-term Debt

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all of this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs.The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,555,637	$1,191,008	$1,329,882	$1,140,232	3

Other

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 11 — Income Taxes

The Company is subject to income taxation in the United States, foreign countries and various state jurisdictions in which it operates. In accordance with income tax accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities.
In 2020, 2019 and 2018, the Company recorded net tax (benefit)/provision of $(177.0) million, $69.1 million and $37.5 million, respectively. Cash taxes, net of refunds, were $(95.2) million, $2.2 million and $41.6 million, respectively.

Components of Income before Income Taxes from Continuing Operations

The components of income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
Domestic	$(361,242)	$299,330	$195,843
Foreign	175	1,917	3,475
Total	$(361,067)	$301,247	$199,318

Income Tax Provision/(Benefit)

The provision for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(195,572)	$(34)	$(3,707)
State	(211)	505	(650)
Foreign	132	530	1,086
Total current	(195,651)	1,001	(3,271)
Deferred:
Federal	24,126	63,430	41,593
State	(5,449)	4,699	3,744
Foreign	—	—	(4,550)
Total deferred	18,677	68,129	40,787
Total income tax provision	$(176,974)	$69,130	$37,516

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Income tax expense at federal statutory rate	$(70,459)	$63,262	$41,857
State income taxes, net of federal income tax benefit	(5,495)	5,070	3,560
CARES Act	(97,988)	—	—
Foreign income tax expense	132	530	(3,464)
Other	(3,164)	268	(4,437)
Total income tax expense	$(176,974)	$69,130	$37,516

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accrued vacation	$1,024	$907
Accrued bonus	—	5,523
State taxes	—	88
Accrued property taxes	1,111	1,742
Stock-based compensation expense	1,025	1,415
Net operating loss	15,979	58,066
Tax credit	10,995	—
Less: valuation allowance	1,214	1,193
Total deferred tax assets	28,920	66,548
Deferred tax liabilities:
Prepaid expenses	2,517	6,211
Depreciation	308,266	278,554
Other	20,242	14,522
Total deferred tax liabilities	331,025	299,287
Net deferred tax liabilities	$302,105	$232,739

Net Operating Loss and Tax Credit Carryforwards

Pursuant to the CARES Act, the Company carried back net operating losses generated in 2018, 2019 and 2020 in the amounts of $185.4 million, $116.7 million and $422.1 million respectively to tax years ended December 31, 2013 through December 31, 2016. The net operating loss carryback resulted in prior years’ foreign tax credits and general business credits being released, and these credits generated in 2014 - 2020 in the amount of $5.7 million and $5.2 million will be carried forward. The foreign tax credit and general business credits will expire 2024 – 2040, but the Company expects to utilize these credits prior to the expiration.

In addition, as of December 31, 2020, the Company recognized federal and state net operating loss carryforwards for income tax purposes in the amount of $8.5 million and $7.4 million, respectively. Federal net operating loss carryforwards will not expire per the “Tax Cuts and Jobs Act” (the “Tax Act”). The majority of the state net operating loss carryforward amounts will expire between 2022 and 2040 while some state net operating losses have an indefinite carryforward period.

The Company previously recognized a federal capital loss carryforward of $0.7 million, as remeasured pursuant to the Tax Act, as of December 31, 2016 which expired in 2021.

Tax Contingencies

The reconciliation of the Company's tax contingencies is as follows:

	As of December 31,
(in thousands)	2020	2019	2018
Beginning Balance	$3,970	$4,175	$778
Increases for tax position of prior years	—	—	3,364
Increases for tax position of current year	—	146	293
Decreases for tax positions of prior years	(3,602)	(135)	(10)
Settlements	(26)	(216)	(110)
Decreases for lapses in statute of limitations	—	—	(140)
Ending Balance	$342	$3,970	$4,175

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

Note 12— Related Party Transactions

During the years ended December 31, 2020 and 2019, 2018 there were no related party transactions that required disclosure.

Note 13 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. The matching contributions on pilot deferrals is 10 percent of eligible wages resulting from the pilot collective bargaining agreement.

The Company recognized expense under this plan of $18.6 million, $19.0 million, and $19.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table provides information about the Company’s ESPP activity during 2020, 2019, and 2018:

	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
As of December 31, 2018	33,300	$134.31	$16.79
As of December 31, 2019	38,464	$133.54	$23.51
As of December 31, 2020	56,866	$90.63	$14.10
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. The Company increased the discount from 10 percent to 15 percent for the second offering period of 2018. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense of $20.1 million, $19.2 million and $15.6 million, respectively, related to restricted stock, stock options, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost was $27.5 million as of December 31, 2020 for unvested restricted stock expected to be recognized over a weighted-average period of 1.34 years. As of December 31, 2020, there was no unrecognized compensation cost for either cash-settled SARs or stock options.

Stock options

The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model. The contractual terms of the Company’s stock option awards granted range from five to ten years. A summary of option activity as of December 31, 2020, 2019 and 2018, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2017	27,575	$97.88	0.72	$1,568
Exercised	(17,838)	92.04
Outstanding at December 31, 2018	9,737	$108.59	0.18	$—
Exercised	(9,737)	108.59
Outstanding at December 31, 2019	—	$—	0.00	$—
Exercised	—	—
Outstanding at December 31, 2020	—	$—	0.00	$—

During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of options exercised was $0.0 million, $0.2 million and $1.4 million, respectively. Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $1.1 million and $1.6 million, respectively.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2020, 2019 and 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2017	192,890	$153.32
Granted	102,842	155.02
Vested	(85,410)	153.85
Forfeited	(14,128)	154.65
Non-vested at December 31, 2018	196,194	$153.88
Granted	218,477	143.72
Vested	(104,816)	152.07
Forfeited	(15,047)	148.97
Non-vested at December 31, 2019	294,808	$147.25
Granted	267,169	137.80
Vested	(291,303)	147.58
Forfeited	(5,147)	145.82
Non-vested at December 31, 2020	265,527	$142.25

The total fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $43.0 million, $15.9 million and $13.4 million, respectively.

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

The following range of assumptions in the Black-Scholes pricing model was used to determine fair value as of December 31 of the years indicated below (all cash-settled SARs were fully vested as of December 31, 2019):

	2020	2019	2018
Weighted-average volatility	—%	—%	35.0%
Expected term (in years)	N/A	N/A	0.8
Risk-free interest rate	—%	—%	2.6%
Dividend yield	—%	—%	1.68%

These rights were fully vested as of December 31, 2019. Expected volatilities used for award valuation are based on the historical volatility of the Company's common stock price.

Expected term represents the weighted average time between the award’s grant date and its expected exercise date. The Company estimated the expected term assumption in 2020, 2019 and 2018 using historical award exercise activity and employee termination activity.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

The dividend yield reflects the effect that paying a dividend has on the fair value of the Company's stock.

The contractual term of the Company’s cash-settled SARs awards granted is five years.

A summary of cash-settled SARs awards activity during the years ended December 31, 2020, 2019 and 2018 is presented below:

	# of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at December 31, 2017	80,464	$155.13
Forfeited	(12,890)	181.47
Exercised	(13,642)	98.37
Balance at December 31, 2018	53,932	$163.19
Exercised	(9,886)	135.53
Balance at December 31, 2019	44,046	$169.40
Forfeited	(29,046)	181.47
Exercised	(15,000)	186.85
Balance at December 31, 2020	—	$—	0.00	$—
Vested at December 31, 2020	—	$—	0.00	$—
Exercisable at December 31, 2020	—	$—	0.00	$—

Note 14 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2021 to 2048. Refer to Note 8 for more information on the Company's lease agreements.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2020
2021	65,900
2022	21,000
Total purchase commitments	$86,900

Aircraft Commitments

Through December 31, 2020, the Company has entered into purchase agreements for five Airbus A320 series aircraft which are expected to deliver in 2021 and 2022.

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2020 the percentage of full-time equivalent employees for these pay groups were as follows:

As of December 31, 2020
Flight Attendants	36.1%
Pilots	23.2
Flight Dispatchers	1.1
Total	60.3%

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

Note 15 — Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Changes Charged to Statement of Income Accounts	Write Offs (net of recoveries)	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2020	$2,748	$1,575	$—	$4,323
For the Year Ended December 31, 2019 (1)	14,410	2,257	(13,919)	2,748
For the Year Ended December 31, 2018	13,756	2,624	(1,970)	14,410
(1) Increase in write offs mostly related to disposal of MD-80 fleet parts in 2019.

Note 16 — Segments

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the operation of Kingsway Golf Course. Due to the various impacts of COVID-19, the Company suspended construction of Sunseeker Resort and temporarily closed operation of Kingsway Golf Course. At this time, it is uncertain if and when construction will resume and the golf course will re-open.

Other non-Airline Segment

The other non-airline segment includes the Teesnap golf course management solution and Allegiant Nonstop family entertainment centers. Allegiant Nonstop family entertainment centers are comprised of games, attractions, and food facilities.

Due to the impacts of COVID-19, the Company permanently closed the Allegiant Nonstop locations in Warren, MI, Clearfield, Utah, and the Allegiant Nonstop location in West Jordan, Utah, which was being developed.

In July 2019, management began evaluating strategic alternatives for Teesnap, and its business-to-business software as a service offering. As the Company's current strategy has a business to customer focus, rather than business to business, management determined that the best course of action for both entities would be to sell Teesnap and management is actively pursuing this avenue.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non - airline	Consolidated
Year Ended December 31, 2020
Operating revenue:
Passenger	$902,187	$—	$—	$902,187
Third party products	46,482	—	—	46,482
Fixed fee contract	26,865	—	—	26,865
Other	1,462	650	12,427	14,539
Operating income (loss)	(104,745)	(145,721)	(30,519)	(280,985)
Interest expense, net	50,355	562	—	50,917
Depreciation and amortization	174,882	615	770	176,267
Capital expenditures	262,748	45,160	442	308,350
Year Ended December 31, 2019
Operating revenue:
Passenger	$1,682,955	$—	$—	$1,682,955
Third party products	70,012	—	—	70,012
Fixed fee contract	65,057	—	—	65,057
Other	4,474	2,048	16,419	22,941
Operating income (loss)	388,740	(6,588)	(18,202)	363,950
Interest expense, net	58,112	1,694	—	59,806
Depreciation and amortization	151,060	1,250	3,542	155,852
Capital expenditures	438,765	66,659	18,304	523,728
Year Ended December 31, 2018
Operating revenue:
Passenger	$1,533,701	$—	$—	$1,533,701
Third party products	58,060	—	—	58,060
Fixed fee contract	50,286	—	—	50,286
Other	17,125	601	7,674	25,400
Operating income (loss)	255,888	(3,299)	(9,130)	243,459
Interest expense, net	44,534	2	—	44,536
Depreciation and amortization	127,460	129	1,762	129,351
Capital expenditures	290,998	32,635	16,657	340,290

Total assets were as follows as of the dates indicated:

(in thousands)	As of December 31, 2020	As of December 31, 2019
Airline	$3,214,523	$2,830,236
Sunseeker Resort	36,612	133,362
Other non-airline	7,790	47,205
Consolidated	$3,258,925	$3,010,803

Note 17 — Impairment

Accounting Standards Codification (ASC) 360 - Property, Plant, and Equipment (ASC 360) requires long-lived assets to be assessed for impairment when events and circumstances indicate that the assets may be impaired.

As described in Note 2, the Company's operations and liquidity were significantly impacted by decreased passenger demand and U.S. government travel restrictions and quarantine requirements due to COVID-19. As a result of these events and circumstances, the Company performed impairment tests on its long-lived assets in connection with the preparation of its financial statements.

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

Airline Segment

Long-lived assets for the Airline segment consist primarily of owned and leased flight and ground equipment. To test the recoverability of the Company's airline operating fleet, undiscounted future cash flows for each aircraft under the Company's current expected operating fleet plan were assessed and it was determined that there was no impairment as of December 31, 2020. As the Company obtains greater clarity about the duration and extent of reduced demand due to COVID-19, the Company will continue to evaluate its current fleet compared to network requirements and may decide to permanently retire additional aircraft.

The Airline has an equity investment in a technology company. A $5.0 million charge was recorded to impair the investment in the second quarter 2020. As a result of the impairment, net book value of the investment is zero. This decision reflects management's best estimate of the fair value of this investment based on recent market trends.

Sunseeker Resort Segment

Long-lived assets for Sunseeker Resort and related Kingsway Golf Course consist primarily of the land, construction in process, building, and other various equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows was less than the long-lived assets' carrying value. Impairment charges of $128.9 million and $1.1 million were recorded for Sunseeker Resort and Kingsway Golf Course respectively, in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market transactions. Based on an evaluation of impairment indicators in the second, third and fourth quarters 2020, no additional impairment was recognized.

Other non-airline Segment

Long-lived assets for Allegiant Nonstop family entertainment centers consisted primarily of leasehold improvements, arcade games, various equipment, and ROU assets. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows were less than the long-lived assets' carrying value. An $18.3 million impairment charge was recorded in the first quarter 2020 to reflect the difference between the carrying values of these assets and their fair values. Fair value reflects management's best estimate, including valuation inputs from third parties and recent market trends. Based on an evaluation of impairment indicators in the second, third and fourth quarters 2020, no additional impairment was recognized.

Long-lived assets for Teesnap consist primarily of capitalized software and computer equipment. As a result of the impairment tests performed, the Company determined the sum of the undiscounted cash flows was less than the long-lived assets' carrying value. Management does not expect to recover any of the book value of the assets through operations, and an $8.3 million impairment charge was recorded in the first quarter 2020 to write down all long-lived assets to a net book value of zero. This reflects management's best estimate of the fair value of these assets as of the date of the impairment based on recent market trends.

Note 18 — Subsequent Events

On January 15, 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Extension Agreement (the “PSP2”) with the Treasury for the first installment of an award Allegiant Air is to receive under the Payroll Support Program Extension. The total amount expected to be allocated to Allegiant Air under the Payroll Support Extension Program is approximately $91.8 million. The Company received an initial installment of $45.9 million in January 2021, which must be used exclusively for wages, salaries and benefits. The remainder of funds are expected to be received during first quarter 2021.

If additional funds are allocated by the Treasury under the PSP2 such that the amount received by the Company exceeds $100.0 million, then Allegiant Air will issue a note for 30 percent of the funds received under the PSP2 in excess of $100.0 million and the Company will issue to Treasury warrants to purchase a number of shares of common stock of the Company (based on 10 percent of the amount of Note issued) at a price of $179.23 per share (based on the closing price of the Company’s common stock on The Nasdaq Global Select Market on December 24, 2020).

In connection with the PSP2, the Company will be required to comply with the relevant provisions of the CARES Act for a longer period of time, including prohibiting the repurchase of common stock and the payment of cash dividends until March 31, 2022, as well as restricting the payment of certain executive compensation for periods through October 1, 2022.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 23, 2021, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 23, 2021, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 23, 2021, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 23, 2021, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 23, 2021, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The financial statements included in Item 8 - Financial Statements and Supplementary Data above are filed as part of this annual report.
—	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on May 6, 2020. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on May 12, 2020).
3.3	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
4.1
Indenture, dated as of October 7, 2020, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 8.500% Senior Secured Notes due 2024. (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on October 7, 2020).

4.2	Form of 8.500% Senior Secured Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1).
4.3
First Lien Intercreditor Agreement, dated as of October 7, 2020, between Barclays Bank PLC, as Authorized Representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as First Lien Notes Collateral Agent and Authorized Representative for the First Lien Notes Secured Parties. (Incorporated by reference to Exhibit 4.3 to Current Report filed with the Commission on October 7, 2020)

10.1
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012-SEC File No. 001-33166).

10.2
Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013-SEC File No. 001-33166).

10.3	2016 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016.) (1)
10.4
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

10.9
Credit Agreement dated as of June 24, 2019 among Sunrise Asset Management, Bank of America Leasing and Capital, LLC, Sumitomo Mitsui Banking Corporation and Bank of Utah, as agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on July 31, 2019) (2)

10.10
Employment Agreement dated as of October 1, 2019, between the Company and John Redmond (Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-k for the year ended December 31, 2019 filed with the Commission on February 27, 2020. (1)

10.11
First Amendment dated February 13, 2020, to Credit and Guaranty Agreement, dated as of February 5, 2019, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on February 18, 2020).

10.12
Payroll Support Program Agreement dated April 20, 2020 between Allegiant Air, LLC and the U.S. Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

10.13
Promissory Note dated April 20, 2020 from Allegiant Air, LLC to U.S. Department of the Treasury.(Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

10.14
Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury.(Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

10.15
Employment Agreement effective as of August 1, 2020 between the Company and D. Scott Sheldon (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.16
Employment Agreement effective as of August 1, 2020 between the Company and Gregory Anderson (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

Exhibit Number	Description
10.17
Employment Agreement effective as of September 1, 2020 between the Company and Scott DeAngelo (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.18
Employment Agreement effective as of September 1, 2020 between the Company and Robert P. Wilson, III (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.19	Payroll Support Program Extension Agreement dated January 15, 2021 between Allegiant Air, LLC and the U.S. Department of the Treasury.
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company.
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018 (v) Consolidated Cash Flow Statements for the years ended December 31, 2020, 2019 and 2018 (vi) the Notes to the Consolidated Financial Statements. (3)
(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
(2)Certain confidential information in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
(3)Pursuant to Rule 406 of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall be deemed to be not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 1, 2021.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	March 1, 2021
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	March 1, 2021
John Redmond

/s/ Gregory Anderson	Chief Financial Officer	March 1, 2021
Gregory Anderson	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	March 1, 2021
Rebecca Aretos	(Principal Accounting Officer)

/s/ Montie Brewer	Director	March 1, 2021
Montie Brewer

/s/ Gary Ellmer	Director	March 1, 2021
Gary Ellmer

Director
M. Ponder Harrison

/s/ Linda Marvin	Director	March 1, 2021
Linda Marvin

/s/ Charles W. Pollard	Director	March 1, 2021
Charles W. Pollard