Form 10-Q
period 2021-03-31
Allegiant Travel CO
filed 2021-05-05
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 26, 2021, the registrant had 16,416,019 shares of common stock, $.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$301,615	$152,764
Restricted cash	25,212	17,555
Short-term investments	426,381	532,477
Accounts receivable	188,116	192,215
Expendable parts, supplies and fuel, net	26,276	24,006
Prepaid expenses and other current assets	32,088	24,616
TOTAL CURRENT ASSETS	999,688	943,633
Property and equipment, net	2,072,211	2,050,311
Deferred major maintenance, net	131,910	127,463
Operating lease right-of-use assets, net	116,998	115,911
Deposits and other assets	24,393	21,607
TOTAL ASSETS:	$3,345,200	$3,258,925
CURRENT LIABILITIES
Accounts payable	$37,767	$34,197
Accrued liabilities	129,795	116,093
Current operating lease liabilities	15,247	14,313
Air traffic liability	403,049	307,508
Current maturities of long-term debt and finance lease obligations, net of related costs	156,482	217,234
TOTAL CURRENT LIABILITIES	742,340	689,345
Long-term debt and finance lease obligations, net of current maturities and related costs	1,459,570	1,441,777
Deferred income taxes	303,390	301,763
Noncurrent operating lease liabilities	103,103	102,289
Other noncurrent liabilities	27,143	24,388
TOTAL LIABILITIES:	2,635,546	2,559,562
SHAREHOLDERS' EQUITY
Common stock, par value $.001	23	23
Treasury shares	(646,008)	(646,008)
Additional paid in capital	333,147	329,753
Accumulated other comprehensive income (loss), net	1	(27)
Retained earnings	1,022,491	1,015,622
TOTAL EQUITY:	709,654	699,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,345,200	$3,258,925

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES:
Passenger	$256,695	$378,911
Third party products	13,622	15,976
Fixed fee contracts	7,692	8,919
Other	1,115	5,375
Total operating revenues	279,124	409,181
OPERATING EXPENSES:
Salary and benefits	117,950	112,646
Aircraft fuel	82,848	88,813
Depreciation and amortization	43,174	43,699
Station operations	43,094	40,999
Maintenance and repairs	23,371	21,795
Sales and marketing	11,609	18,455
Aircraft lease rental	4,720	962
Other	17,776	26,717
Payroll Support Programs grant recognition	(91,758)	—
Special charges	1,738	172,900
Total operating expenses	254,522	526,986
OPERATING INCOME (LOSS)	24,602	(117,805)
OTHER (INCOME) EXPENSES:
Interest expense	16,788	18,153
Capitalized interest	—	(4,067)
Interest income	(463)	(2,311)
Loss on debt extinguishment	—	1,222
Other, net	(393)	(76)
Total other expenses	15,932	12,921
INCOME (LOSS) BEFORE INCOME TAXES	8,670	(130,726)
INCOME TAX PROVISION (BENEFIT)	1,801	(97,717)
NET INCOME (LOSS)	$6,869	$(33,009)
Earnings (loss) per share to common shareholders:
Basic	$0.42	$(2.08)
Diluted	$0.42	$(2.08)
Shares used for computation:
Basic	16,167	15,952
Diluted	16,167	15,952

Cash dividends declared per share:	$—	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$6,869	$(33,009)
Other comprehensive income (loss):
Change in available for sale securities, net of tax	28	(733)
Foreign currency translation adjustments	—	11
Total other comprehensive income (loss)	28	(722)
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,897	$(33,731)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	11	—	$3,394	—	—	—	3,394
Other comprehensive income	—	—	—	$28	$—	—	28
Net income	—	—	—	—	$6,869	—	6,869
Balance at March 31, 2021	16,416	$23	$333,147	$1	$1,022,491	$(646,008)	$709,654

	Three Months Ended March 31, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	113	—	5,334	—	—	—	5,334
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Cash dividends declared, $0.70 per share	—	—	—	—	(11,478)	—	(11,478)
Other comprehensive income (loss)	—	—	—	(722)	—	—	(722)
Net loss	—	—	—	—	(33,009)	—	(33,009)
Balance at March 31, 2020	16,199	$23	$295,267	$(624)	$1,166,589	$(651,352)	$809,903

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,869	$(33,009)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,174	43,699
Special charges	1,738	163,360
Other adjustments	8,318	67,890
Changes in certain assets and liabilities:
Air traffic liability	95,541	53,885
Other - net	12,353	(189,508)
Net cash provided by operating activities	167,993	106,317
Cash flows from investing activities:
Purchase of investment securities	(89,338)	(105,382)
Proceeds from maturities of investment securities	194,534	130,720
Purchase of property and equipment	(69,499)	(134,483)
Other investing activities	(16)	2,283
Net cash provided by (used in) investing activities	35,681	(106,862)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(11,478)
Proceeds from the issuance of debt and finance lease obligations	105,000	128,296
Repurchase of common stock	—	(33,773)
Principal payments on debt and finance lease obligations	(151,517)	(62,723)
Debt issuance costs	(649)	(2,530)
Net cash provided by (used in) financing activities	(47,166)	17,792
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	156,508	17,247
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	170,319	136,785
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$326,827	$154,032

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$15,059	$12,031
Income tax payments (refunds)	(138)	22
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$4,733	$50,218
Purchases of property and equipment in accrued liabilities	4,064	46,452

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2020 and filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting and disclosure requirements for income taxes by clarifying existing guidance to improve consistency in application of Accounting Standards Codification ("ASC") 740. The standard also removes the requirement to calculate income tax expense for the stand-alone financial statements of wholly-owned subsidiaries. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted in any interim period within that year. The Company adopted this accounting standard prospectively as of January 1, 2021, and it did not have a significant impact on the Company's consolidated financial statements.

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company experienced a severe reduction in air travel, which continued through the first quarter of 2021. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, hospitalizations, deaths, treatment efficacy and the availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension") was signed into law. This Payroll Support Program Extension provides an additional $15.0 billion in support to the airline industry. On January 15, 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Extension Agreement (the “PSP2”) with the Treasury under the Payroll Support Program Extension. The Company received two installments of $45.9 million each in January and March 2021 for a total of $91.8 million under the Payroll Support Program Extension. The funds were used exclusively for wages, salaries and benefits.

During 2020, the Company made significant progress on strengthening its liquidity by suspending all stock buybacks and dividends; executives temporarily reducing their salaries by 50 percent and temporarily foregoing cash compensation of Board members; enacting a hiring freeze and offering voluntary leave; eliminating cash bonuses; suspending all non-essential capital expenditures including, but not limited to, Sunseeker Resorts, Teesnap and Allegiant Nonstop family entertainment centers; and extending payment terms and renegotiating contracts with vendors.

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

Special Charges

The table below summarizes special charges recorded during the three months ended March 31, 2021.

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating	$1,738	$166,098
Non-operating	—	6,802
Total special charges	$1,738	$172,900

Additional detail for the $1.7 million of total special charges for the three months ended March 31, 2021 appears below:

•$1.2 million resulting from the accelerated retirements of two airframes and three engines
•$0.5 million related to an impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.

In the first quarter 2020, the onset of COVID-19 triggered an impairment review of long lived assets and a non-cash impairment charge of $163.4 million was recognized. The Company also identified $9.5 million of expenses, primarily comprised of salary and benefits, that were unique and specific to COVID-19.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in our reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Scheduled service	$131,929	$197,261
Ancillary air-related charges	121,072	176,964
Co-brand redemptions	3,694	4,686
Total passenger revenue	$256,695	$378,911

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of March 31, 2021, approximately 55.5 percent of the air traffic liability balance was related to forward bookings, with the remaining 44.5 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $70.2 million of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2020 was recognized into passenger revenue during the three months ended March 31, 2021.

In 2020, the Company announced that credits issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continues in effect at the current time. This change has been considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date.

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

The following table presents the activity of the co-brand point liability for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at January 1	$21,841	$15,613
Points awarded (deferral of revenue)	4,571	6,354
Points redeemed (recognition of revenue)	(3,694)	(4,686)
Balance at March 31	$22,718	$17,281

As of March 31, 2021 and 2020, $10.3 million and $12.5 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Flight equipment, including pre-delivery deposits	$2,370,269	$2,331,499
Computer hardware and software	151,755	149,727
Land and buildings/leasehold improvements (1)	87,030	87,030
Other property and equipment	80,672	80,601
Total property and equipment	2,689,726	2,648,857
Less accumulated depreciation and amortization	(617,515)	(598,546)
Property and equipment, net	$2,072,211	$2,050,311
(1) Balance includes a building currently held for sale in Chesterfield, Missouri with a carrying value of $4.3 million

Accrued capital expenditures as of March 31, 2021 and December 31, 2020 were $4.1 million and $16.9 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's Long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Fixed-rate debt and finance lease obligations due through 2029	$619,874	$525,240
Variable-rate debt due through 2029	996,178	1,133,771
Total long-term debt and finance lease obligations, net of related costs	1,616,052	1,659,011
Less current maturities, net of related costs	156,482	217,234
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,459,570	$1,441,777

Weighted average fixed-interest rate on debt	5.8%	5.7%
Weighted average variable-interest rate on debt	2.5%	2.4%

Maturities of long-term debt and finance lease obligations for the remainder of 2021 and for the next four years and thereafter, in the aggregate, are: remaining in 2021 - $120.4 million; 2022 - $131.9 million; 2023 - $131.7 million; 2024 - $801.6 million; 2025 - $84.6 million; and $345.8 million thereafter.

Senior Secured Revolving Credit Facility

The senior secured revolving credit facility under which the Company was able to borrow up to $81.0 million matured on March 31, 2021. Principal payments were made during the quarter totaling $7.4 million and the final outstanding balance of $46.5 million was paid at maturity.

In March 2021, the Company entered into a new revolving credit facility under which it is entitled to borrow up to $50.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed into the collateral pool. The notes for amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2023. As of March 31, 2021, no aircraft collateral had been added to the collateral pool and the facility was undrawn.

Note 6 — Income Taxes

The Company recorded an effective tax rate of 20.8 percent and 74.7 percent for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes; the impact of ASU 2016-09 related to share-based payments; and reserve for uncertain tax positions. The effective tax rate for the three months ended March 31, 2020 was primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses against taxable income in earlier years in which 35.0 percent was the enacted tax rate; the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years; a deferred tax remeasurement related to the 2020 tax year; and state taxes. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

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

The following table summarizes the Company's total assets and liabilities related to leases as of the dates indicated:

(in thousands)	Classification on the Balance Sheet	March 31, 2021	December 31, 2020
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$116,998	$115,911
Finance lease assets(2)	Property and equipment, net	242,280	133,175
Total lease assets		$359,278	$249,086

Liabilities
Current
Operating(1)	Current operating lease liabilities	$15,247	$14,313
Finance(2)	Current maturities of long-term debt and finance lease obligations	13,358	9,767
Noncurrent
Operating(1)	Noncurrent operating lease liabilities	103,103	102,289
Finance(2)	Long-term debt and finance lease obligations	215,354	117,060
Total lease liabilities		$347,062	$243,429
(1) Represents assets and liabilities of 13 aircraft, office equipment, certain airport and terminal facilities, and other assets under operating leases
(2) March 31, 2021, number represents assets and liabilities of nine aircraft under finance leases

Sale-Leaseback Transaction

In March 2021, the Company entered into a sale-leaseback transaction involving three aircraft and generating $105.0 million of proceeds. The lease was classified as a finance lease and as a result, the transaction did not qualify as a sale. The aircraft were not removed from property and equipment in the Company's balance sheet and the Company recorded a financial liability in the amount of $105.0 million. The proceeds from this transaction are treated as cash inflows from finance lease obligations and reported in financing activities on the statement of cash flows.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2021.

Financial instruments measured at fair value on a recurring basis:

	March 31, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$160,730	$160,730	$—	$5,340	$5,340	$—
Municipal debt securities	59,417	—	59,417	34,338	—	34,338
Commercial Paper	21,889	—	21,889	48,908	—	48,908
Corporate debt securities	7,407	—	7,407	—	—	—
Federal agency debt securities	—	—	—	51,400	—	51,400
Total cash equivalents	249,443	160,730	88,713	139,986	5,340	134,646
Short-term
Commercial paper	188,937	—	188,937	229,821	—	229,821
Corporate debt securities	115,812	—	115,812	166,768	—	166,768
Municipal debt securities	84,294	—	84,294	87,290	—	87,290
Federal agency debt securities	37,338	—	37,338	48,598	—	48,598
Total short-term	426,381	—	426,381	532,477	—	532,477
Total financial instruments	$675,824	$160,730	$515,094	$672,463	$5,340	$667,123

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,408,823	$1,197,427	$1,555,637	$1,191,008	3

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

For the three months ended March 31, 2021, the second method was used because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2021	2020
Basic:
Net income (loss)	$6,869	$(33,009)
Less income allocated to participating securities	(103)	(236)
Net income (loss) attributable to common stock	$6,766	$(33,245)
Earnings (loss) per share, basic	$0.42	$(2.08)
Weighted-average shares outstanding	16,167	15,952
Diluted:
Net income (loss)	$6,869	$(33,009)
Less income allocated to participating securities	(103)	(236)
Net income (loss) attributable to common stock	$6,766	$(33,245)
Earnings (loss) per share, diluted	$0.42	$(2.08)
Weighted-average shares outstanding(1)	16,167	15,952
(1) Dilutive effect of common stock equivalents excluded from the diluted per share calculation is not material.

Note 10 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Subsequent Events

In April 2021, the Company received $13.8 million in funds related to the PSP2. In consideration for these additional funds, the Company issued additional warrants ( the "PSP2 Warrants") to the Treasury to acquire 924 shares of common stock at a price of $179.23 per share (based on the price of the Company's common stock on the Nasdaq Global Select Market.on December 24, 2020). Also, in consideration for these additional funds received, the PSP2 note was increased to $1.7 million.

In April 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program 3 Agreement (the "PSP3") with the Treasury under section 7301 of the American Rescue Plan Act of 2021. The total amount expected to be allocated to Allegiant Air under the PSP3 is approximately $98.4 million, which must be used exclusively for wages, salaries and benefits. The Company received an initial installment of $49.2 million in April 2021 and the remainder of the funds are expected to be received during the second quarter 2021.

If additional funds are allocated by the Treasury under the PSP3 such that the amount received by the Company exceeds $100.0 million, then Allegiant Air will issue a note for 30 percent for the funds received under the PSP3 in excess of $100.0 million and the Company will be required to issue warrants based on the amount of the notes.

On April 30, 2021, the Company closed on a transaction to sell 85 percent of Teesnap, its golf course management software subsidiary. The Company will retain 15 percent ownership in the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2021 and 2020. Also discussed is our financial position as of March 31, 2021 and December 31, 2020. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2021 Review
Highlights:

–Earnings per share of $0.42 as the PSP funds contributed to our first net profit since the onset of the pandemic
–Restored capacity to pre-pandemic levels with scheduled service capacity up 3.1 percent versus first quarter of 2019
–Continued sequential quarterly improvement in total revenue with first quarter 2021 total revenue up 13.2 percent from the fourth quarter 2020
–Fixed fee revenue of $7.7 million, the strongest quarter since the onset of the pandemic
–Total cash and investments at March 31, 2021 were $728 million, up from $685 million at December 31, 2020
–Included on Forbes' list of America's Best Employers for Diversity in 2021
–Partnered with The Smith Center for the Performing Arts as a sponsor of the annual Heart of Education Awards honoring outstanding teachers in Southern Nevada by awarding travel vouchers to 700 teachers

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2021	December 31, 2020
A319	35	34
A320(1)	65	61
Total	100	95
(1) Does not include four aircraft of which we have taken delivery, but were not yet in service as of March 31, 2021.

As of March 31, 2021, we had firm commitments to purchase four aircraft. We expect delivery of three of these aircraft in 2021 and the remaining aircraft in 2022.

NETWORK

As of March 31, 2021, we were selling 580 routes versus 520 as of the same date last year, which represents an 11.5 percent increase. Our total number of origination cities and leisure destinations (for operating routes) were 97 and 32, respectively, as of March 31, 2021. During the first quarter, we announced the addition of a new base in Austin, Texas, beginning base operations in November 2021, which is expected to house three A320 aircraft.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We are maintaining a broad network and selling presence. We consistently monitor flights to assess for cash profitability.

TRENDS

The COVID-19 pandemic has significantly impacted our operating results for the three months ending March 31, 2021 and will continue to do so into the future. Air traffic demand is down substantially and base air fares are down as well. We cannot predict when air travel will return to customary levels or at what pace. In the meantime, our revenues will be adversely affected. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, new variations of the virus, hospitalizations, deaths, treatment efficacy and the availability of vaccines.
Despite the pandemic and airline industry challenges, since the beginning of 2021 and through March 31, 2021, we have announced service on 50 new routes and to three new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model.
Our primary focus during the pandemic has been to conserve cash. We have suspended payment of cash dividends and stock buybacks. We have suspended construction of the Sunseeker Resort in Southwest Florida and closed and disposed of our family entertainment centers. We have eliminated other nonessential expenditures and have renegotiated arrangements with outside vendors, all in an effort to conserve cash until revenues more fully recover.
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

–Maintain a comprehensive cleaning program for all aircraft that includes a regular schedule of standard and deep-clean procedures that exceed both CDC and Airbus guidance
–Aircraft receive regular treatment with an advanced antimicrobial protectant that kills viruses, germs and bacteria on contact for 14 days
–Utilize VOC (volatile organic compound) filters on board every aircraft, which remove additional organic compounds and ensure that cabin air is changed, on average, every three minutes, exceeding HEPA standards
–Require customers to wear face coverings through all phases of travel, including at the ticket counter, in the gate area and during flight
–Complimentary health and safety kits, which include a single-use face mask and cleaning wipes, available to all of our customers
–Crew members required to wear face masks on board and during any interaction with customers
–Social distancing principles at check-in, boarding and on-board to the extent practicable
–Treat hard surfaces in all office areas, including airport station offices, maintenance facilities, headquarters/administrative offices, with antimicrobial disinfectant/protectant, and utilize wall-mounted and handheld thermometers for employee and crew member temperature checks
–Partner with Quest Diagnostics to provide at home COVID-19 test kits to employees in the event local testing is not immediately available

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

Operations during the first quarter of 2020 consisted of two months of pre-pandemic activity and March 2020, which was substantially impacted by the pandemic. The entirety of first quarter 2021 was impacted by continuing reduced demand for air travel.

Operating Revenue

Passenger revenue. For the first quarter 2021, passenger revenue decreased 32.3 percent compared to first quarter 2020. This decline was due to a significant decline in passenger demand related to COVID-19 as scheduled service passengers were down 26.4 percent and scheduled service average base fare was down 8.8 percent.

Third party products revenue. Third party products revenue for the first quarter 2021 decreased 14.7 percent, compared to the first quarter 2020. This is primarily due to decreased net revenue from both rental cars and hotels, as a result of fewer passengers and with respect to hotel room revenue, particularly reductions in those traveling to Las Vegas. On a per passenger basis, third party products revenue was up 15.9 percent year over year and 17.0 percent year over first quarter 2019.

Fixed fee contract revenue. Despite increased fixed fee flying for March Madness in the first quarter 2021, fixed fee contract revenue for the first quarter 2021 decreased 13.8 percent compared to the same period in 2020 due to decreases in demand. The decreases in fixed fee revenue are related to COVID-19.

Other revenue. Other revenue decreased 79.3 percent for the first quarter 2021 from the same period in 2020. The decrease was due to decreased activity in the non-airline subsidiaries including the closure of the family entertainment centers.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per available seat mile (ASM) across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended March 31,		Percent
Unitized costs (in cents)	2021	2020	Change
Salary and benefits	2.94	2.77	6.1%
Aircraft fuel	2.06	2.18	(5.5)
Depreciation and amortization	1.08	1.07	0.9
Station operations	1.07	1.01	5.9
Maintenance and repairs	0.58	0.54	7.4
Sales and marketing	0.29	0.45	(35.6)
Aircraft lease rentals	0.12	0.02	500.0
Other	0.44	0.66	(33.3)
Payroll Support Programs grant recognition	(2.28)	—	NM
Operating Special charges	0.04	4.25	(99.1)
CASM	6.34	12.95	(51.0)
Operating CASM, excluding fuel	4.28	10.77	(60.3)
NM - Not meaningful

Salary and benefits expense. Salary and benefits expense increased $5.3 million, or 4.7 percent, for the first quarter 2021 when compared to the same period in 2020. The increase is due to the classification of $9.5 million as COVID-19 related special charges in the first quarter 2020 (consisting almost entirely of salary and benefit expense) offset by a decline in full time equivalent employees of 9.9 percent when compared to March 31, 2020.

Aircraft fuel expense. Aircraft fuel expense decreased $6.0 million, or 6.7 percent, for the first quarter 2021 compared to first quarter 2020 as fuel cost per gallon was relatively flat year over year. System fuel gallons consumed decreased by 6.4 percent on a 1.3 percent decrease in ASMs. Fuel efficiency (measured as ASMs per gallon) increased 5.5 percent year over year due to fuel saving initiatives, as well as less weight on many of our flights, due to a 18.5 percentage point decrease in load factor as compared to the first quarter 2020.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2021 was relatively flat as compared to the first quarter 2020 with a 1.2 percent decrease due to the retirement and sale lease-back transactions of aircraft during 2020.

Station operations expense. Station operations expense for the first quarter 2021 increased $2.1 million, or 5.1 percent compared to the same period in 2020 primarily due to a 12.7 percent increase in airport and landing fees.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2021 increased $1.6 million, or 7.2 percent, compared to the same period in 2020. Routine maintenance costs increased as aircraft utilization was up 1.4 percent during the quarter and we incurred incremental costs preparing our fleet to operate at full capacity again.

Sales and marketing expense. Sales and marketing expense for the first quarter 2021 decreased by 37.1 percent compared to the same period in 2020, due to a decrease in net credit card fees as a result of a 32.3 percent decrease in passenger revenue year-over-year as well as efforts to more adeptly deploy advertising spend during the pandemic.

Other operating expense. Other expense decreased $8.9 million for the first quarter 2021 compared to the first quarter 2020, mostly due to decreased activity in our non-airline subsidiaries.

Payroll Support Program grant recognition. We received a total of $91.8 million in direct grants during the first quarter 2021 through the Payroll Support Extension Program. The direct grants were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate. We recognized the entire $91.8 million as an offset to operating expense on our statement of income during the first quarter of 2021.

Special charges. Special charges of $1.7 million were recorded within operating expenses for the first quarter 2021 compared to $172.9 million for the same period in 2020. The special charges relate to expenses that were unique and specific to COVID-19. These charges in 2021 include accelerated depreciation on airframes and engines resulting from an accelerated retirement plan, and losses within our non-airline subsidiaries. Special charges recorded in the first quarter 2020 primarily consisted of impairments related to our non-airline subsidiaries. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information.

Interest Expense

Interest expense for the quarter ended March 31, 2021 declined by $1.4 million, or 7.5 percent, as a result of declines in LIBOR impacting our variable rate debt.

Income Tax Expense

Our effective tax rate was 20.8 percent and 74.7 percent for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes; the impact of ASU 2016-09 related to share-based payments; and reserve for uncertain tax positions. The effective tax rate for the three months ended March 31, 2020 was primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses against taxable income in earlier years in which 35.0 percent was the enacted tax rate; the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years; a deferred tax remeasurement related to the 2020 tax year; and state taxes. While we expect our effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect our tax rates.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,		Percent
	2021	2020	Change(1)
Operating statistics (unaudited):
Total system statistics:
Passengers	2,334,503	3,175,450	(26.5)
Available seat miles (ASMs) (thousands)	4,013,989	4,067,671	(1.3)
Operating expense per ASM (CASM) (cents)	6.34	12.96	(51.1)
Fuel expense per ASM (cents)	2.06	2.18	(5.5)
Operating CASM, excluding fuel (cents)	4.28	10.77	(60.3)
ASMs per gallon of fuel	90.4	85.7	5.5
Departures	25,684	26,312	(2.4)
Block hours	60,373	62,123	(2.8)
Average stage length (miles)	898	895	0.3
Average number of operating aircraft during period	97.3	93.5	4.1
Average block hours per aircraft per day	7.4	7.3	1.4
Full-time equivalent employees at end of period	3,998	4,436	(9.9)
Fuel gallons consumed (thousands)	44,426	47,479	(6.4)
Average fuel cost per gallon	$1.86	$1.87	(0.5)

Scheduled service statistics:
Passengers	2,323,302	3,154,606	(26.4)
Revenue passenger miles (RPMs) (thousands)	2,166,417	2,925,482	(25.9)
Available seat miles (ASMs) (thousands)	3,921,090	3,964,009	(1.1)
Load factor	55.3%	73.8%	(18.5)
Departures	24,947	25,484	(2.1)
Block hours	58,851	60,346	(2.5)
Total passenger revenue per ASM (TRASM) (cents)(2)	6.89	9.96	(30.8)
Average fare - scheduled service(3)	$58.38	$64.02	(8.8)
Average fare - air-related charges(3)	$52.11	$56.10	(7.1)
Average fare - third party products	$5.86	$5.06	15.8
Average fare - total	$116.35	$125.18	(7.1)
Average stage length (miles)	902	900	0.2
Fuel gallons consumed (thousands)	43,306	46,105	(6.1)
Average fuel cost per gallon	$1.82	$1.87	(2.7)
Rental car days sold	275,584	481,046	(42.7)
Hotel room nights sold	56,208	92,004	(38.9)
Percent of sales through website during period	93.3%	93.6%	(0.3)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $728.0 million at March 31, 2021, from $685.2 million at December 31, 2020. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

During the first quarter 2021, we received a total of $91.8 million in assistance through the Payroll Support Extension Program.

We have suspended share repurchases and our quarterly cash dividend, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support program, we agreed not to repurchase shares or pay cash dividends through September 30, 2022.

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, borrowings and expected tax refunds, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $1.68 billion as of December 31, 2020 to $1.64 billion as of March 31, 2021. During the first quarter of 2021, we borrowed $105.0 million and we made principal payments of $151.5 million, including $53.9 million on our senior secured revolving credit facility that matured on March 31, 2021 and a $54.8 million prepayment of debt secured by aircraft.

Despite substantially lower revenues caused by the pandemic, our total debt and finance lease obligations declined by 2.7% from December 31, 2020 until March 31, 2021.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2021, our operating activities provided $168.0 million of cash compared to $106.3 million during the same period of 2020 mostly attributable to a $39.9 million increase in net income and a $41.7 million larger increase in air traffic liability.

Investing Activities. Cash provided by investing activities was $35.7 million during the three months ended March 31, 2021 compared to cash used of $106.9 million for the same period in 2020. The change is due to a $65.0 million year-over-year decrease in cash outlays for the purchase of property and equipment and an increase of $79.9 million of proceeds from maturities of investment securities net of purchases.

Financing Activities. Cash used by financing activities for the three months ended March 31, 2021 was $47.2 million, compared to cash provided of $17.8 million for the same period in 2020. The year-over-year change is mostly due to the net effect of debt activity, as principal payments exceeded debt proceeds by $47.2 million during the three months ended March 31, 2021, compared to $63.0 million of debt proceeds (net of related costs) in excess of principal payments during the same period in 2020. Additionally, there were no share repurchases in the first quarter of 2021 (the share repurchase program was suspended) compared to $33.8 million during the first three months of 2020. Dividends paid decreased by $11.5 million year-over-year as dividend payments were also suspended due to the pandemic.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us a result of accepting government grants under the Payroll Support Programs, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft to be acquired, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2021. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2020 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2021 represented 32.6 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2021, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $8.2 million. We have not hedged fuel price risk for many years.

Interest Rates

As of March 31, 2021, we had $1.01 billion of variable-rate debt, including current maturities and without reduction for $16.8 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $2.8 million for the three months ended March 31, 2021.

Item 4. Controls and Procedures

As of March 31, 2021, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A.  Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the Commission on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) We did not repurchase any common stock during the first quarter 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on May 6, 2020 (2)
10.1	Payroll Support Program Extension Agreement dated January 15, 2021, between Allegiant Air, LLC and the U.S. Department of the Treasury. (3)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on May 12, 2020.
(3) Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 1, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 4, 2021	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer