Form 10-Q
period 2021-06-30
Allegiant Travel CO
filed 2021-07-30
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-33166
Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada		20-4745737

(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1201 North Town Center Drive
Las Vegas,	Nevada	89144
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s Telephone Number, Including Area Code: (702) 851-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001	ALGT	NASDAQ Stock Market

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

As of July 16, 2021, the registrant had 17,986,507 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$418,448	$152,764
Restricted cash	32,942	17,555
Short-term investments	767,410	532,477
Accounts receivable	175,388	192,215
Expendable parts, supplies and fuel, net	30,194	24,006
Prepaid expenses and other current assets	32,537	24,616
TOTAL CURRENT ASSETS	1,456,919	943,633
Property and equipment, net	2,116,618	2,050,311
Deferred major maintenance, net	145,296	127,463
Operating lease right-of-use assets, net	128,537	115,911
Deposits and other assets	27,336	21,607
TOTAL ASSETS:	$3,874,706	$3,258,925
CURRENT LIABILITIES
Accounts payable	$57,143	$34,197
Accrued liabilities	182,914	116,093
Current operating lease liabilities	16,940	14,313
Air traffic liability	436,728	307,508
Current maturities of long-term debt and finance lease obligations, net of related costs	144,382	217,234
TOTAL CURRENT LIABILITIES	838,107	689,345
Long-term debt and finance lease obligations, net of current maturities and related costs	1,441,083	1,441,777
Deferred income taxes	310,700	301,763
Noncurrent operating lease liabilities	114,761	102,289
Other noncurrent liabilities	22,921	24,388
TOTAL LIABILITIES:	2,727,572	2,559,562
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	23
Treasury shares	(642,177)	(646,008)
Additional paid in capital	671,893	329,753
Accumulated other comprehensive loss, net	(125)	(27)
Retained earnings	1,117,518	1,015,622
TOTAL EQUITY:	1,147,134	699,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,874,706	$3,258,925

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Passenger	$443,747	$116,520	$700,441	$495,431
Third party products	23,001	8,443	36,622	24,419
Fixed fee contracts	5,134	3,237	12,827	12,156
Other	551	5,147	1,667	10,522
Total operating revenues	472,433	133,347	751,557	542,528
OPERATING EXPENSES:
Salary and benefits	121,906	94,790	239,856	207,436
Aircraft fuel	109,456	27,358	192,305	116,171
Station operations	57,210	27,405	100,303	68,405
Depreciation and amortization	44,522	43,296	87,696	86,995
Maintenance and repairs	22,597	13,032	45,968	34,827
Sales and marketing	17,632	8,909	29,241	27,364
Aircraft lease rental	5,117	1,427	9,837	2,389
Other	15,501	23,752	33,276	50,468
Payroll Support Programs grant recognition	(61,213)	(74,539)	(152,971)	(74,539)
Special charges	854	81,169	2,592	247,267
Total operating expenses	333,582	246,599	588,103	766,783
OPERATING INCOME (LOSS)	138,851	(113,252)	163,454	(224,255)
OTHER (INCOME) EXPENSES:
Interest expense	16,720	14,053	33,508	32,206
Capitalized interest	—	—	—	(4,067)
Interest income	(500)	(1,417)	(963)	(3,728)
Loss on debt extinguishment	71	—	71	1,222
Special charges	—	19,830	—	26,632
Other, net	(11)	698	(404)	623
Total other expenses	16,280	33,164	32,212	52,888
INCOME (LOSS) BEFORE INCOME TAXES	122,571	(146,416)	131,242	(277,143)
INCOME TAX PROVISION (BENEFIT)	27,544	(53,313)	29,346	(151,030)
NET INCOME (LOSS)	$95,027	$(93,103)	$101,896	$(126,113)
Earnings (loss) per share to common shareholders:
Basic	$5.49	$(5.85)	$6.04	$(7.93)
Diluted	$5.49	$(5.85)	$6.04	$(7.93)
Shares used for computation:
Basic	17,064	15,902	16,618	15,927
Diluted	17,073	15,902	16,632	15,927

Cash dividends declared per share:	$—	$—	$—	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$95,027	$(93,103)	$101,896	$(126,113)
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(126)	1,057	(98)	324
Foreign currency translation adjustments	—	(8)	—	3
Total other comprehensive income (loss)	(126)	1,049	(98)	327
TOTAL COMPREHENSIVE INCOME (LOSS)	$94,901	$(92,054)	$101,798	$(125,786)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2021	16,416	$23	$333,147	$1	$1,022,491	$(646,008)	$709,654
Share-based compensation	1	—	3,504	—	—	—	3,504
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—	—	3,831	3,831
Other comprehensive income	—	—	—	(126)	—	—	(126)
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	95,027	—	95,027
Balance at June 30, 2021	17,986	$25	$671,893	$(125)	$1,117,518	$(642,177)	$1,147,134

	Six Months Ended June 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	0	$1,015,622	$(646,008)	$699,363
Share-based compensation	12	—	6,898	—		—	—	6,898
Issuance of common stock, net of forfeitures	1,553	2	335,137	—		—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—		—	3,831	3,831
Other comprehensive loss	—	—	—	(98)		—	—	(98)
Payroll Support Programs warrant issuance	—	—	105	—		—	—	105
Net income	—	—	—	—		101,896	—	101,896
Balance at June 30, 2021	17,986	$25	$671,893	$(125)		$1,117,518	$(642,177)	$1,147,134

	Three Months Ended June 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2020	16,199	$23	$295,267	$(624)	$1,166,588	$(651,352)	$809,902
Share-based compensation	—	—	14,409	—	—	—	14,409
Shares issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends, $0.70 per share	—	—	—	—	117	—	117
Other comprehensive income	—	—	—	1,049	—	—	1,049
Payroll Support Programs warrant issuance	—	—	952	—	—	—	952
Net loss	—	—	—	—	(93,103)	—	$(93,103)
Balance at June 30, 2020	16,240	$23	$310,628	$425	$1,073,602	$(648,118)	$736,560

	Six Months Ended June 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	113	—	19,743	—	—	—	19,743
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends, $0.70 per share	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income	—	—	—	327	—	—	327
Payroll Support Programs warrant issuance	—	—	952	—	—	—	952
Net loss	—	—	—	—	(126,113)	—	(126,113)
Balance at June 30, 2020	16,240	$23	$310,628	$425	$1,073,602	$(648,118)	$736,560

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$101,896	$(126,113)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,696	86,995
Special charges	2,592	263,497
Other adjustments	18,184	81,630
Changes in certain assets and liabilities:
Air traffic liability	129,220	104,785
Deferred Payroll Support Programs grant recognition	49,210	62,814
Other - net	16,175	(196,942)
Net cash provided by operating activities	404,973	276,666
Cash flows from investing activities:
Purchase of investment securities	(673,722)	(296,979)
Proceeds from maturities of investment securities	436,364	258,751
Purchase of property and equipment	(134,484)	(170,673)
Proceeds from sale-leaseback transactions	—	48,000
Other investing activities	2,443	2,303
Net cash used in investing activities	(369,399)	(158,598)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(11,361)
Proceeds from the issuance of debt and finance lease obligations	106,657	175,712
Repurchase of common stock	—	(33,773)
Principal payments on debt and finance lease obligations	(199,627)	(98,171)
Debt issuance costs	(606)	(2,852)
Proceeds from issuance of common stock	335,137	—
Other financing activities	3,936	3,234
Net cash provided by financing activities	245,497	32,789
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	281,071	150,857
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	170,319	136,785
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$451,390	$287,642

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$26,379	$26,065
Income tax payments (refunds)	4,873	(45,321)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$23,157	$86,012
Flight equipment acquired under finance leases	13,833	—
Purchases of property and equipment in accrued liabilities	5,088	22,106

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

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company experienced a severe reduction in air travel, which continued through the first quarter of 2021. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, variants, hospitalizations, deaths, treatment efficacy and the availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Payroll Support Program Extension") was signed into law. This Payroll Support Program Extension provides an additional $15.0 billion in support to the airline industry. On January 15, 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Extension Agreement (the “PSP2”) with the Treasury and received $91.8 million under the Payroll Support Program Extension. The funds were used exclusively for wages, salaries and benefits.

In April 2021, the Company received $13.8 million in additional funds related to the PSP2 which included a loan of $1.7 million. In consideration for these additional funds, the Company issued additional warrants ( the "PSP2 Warrants") to the Treasury to acquire 924 shares of common stock at a price of $179.23 per share (based on the price of the Company's common stock on the Nasdaq Global Select Market on December 24, 2020).

In April 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program 3 Agreement (the "PSP3") with the Treasury under section 7301 of the American Rescue Plan Act of 2021. The Company received a total of $98.4 million in second quarter 2021. The funds must be used exclusively for wages, salaries and benefits.

Based on the Company's assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, the Company expects to meet its cash obligations as well as remain in compliance with the debt covenants in its existing financing agreements for the next 12 months based on its current level of unrestricted cash and short-term investments, its anticipated access to liquidity and tax refunds, and projected cash flows from operations.

Special Charges

The table below summarizes special charges recorded during the three and six months ended June 30, 2021, and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating	$854	$81,169	$2,592	$247,267
Non-operating	—	19,830	—	26,632
Total special charges	$854	$100,999	$2,592	$273,899

Additional detail for the $2.6 million of total special charges for the six months ended June 30, 2021 appears below:

•$2.1 million resulting from the accelerated retirements of four airframes and six engines
•$0.5 million impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.

Additional detail for the $273.9 million of total special charges (operating and non-operating) for the six months ended June 30, 2020 appears below:

•$168.4 million in impairment charges primarily in our non-airline subsidiaries
•$58.6 million resulting from the accelerated retirement of seven airframes and five engines, loss on sale leaseback transaction of four aircraft, and write-offs of other aircraft related assets
•$19.7 million for additional salary and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards
•$19.8 million accrual on termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor, which was paid in the second half of 2020
•$5.0 million related to suspension of construction at Sunseeker
•$2.4 million write-down on various non-aircraft assets and other various expenses

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Scheduled service	$225,613	$48,680	$357,540	$245,941
Ancillary air-related charges	213,445	65,294	334,518	242,258
Co-brand redemptions	4,689	2,546	8,383	7,232
Total passenger revenue	$443,747	$116,520	$700,441	$495,431

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of June 30, 2021, approximately 69.8 percent of the air traffic liability balance was related to forward bookings, with the remaining 30.2 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $150.4 million of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2020 was recognized into passenger revenue during the six months ended June 30, 2021.

In 2020, the Company announced that credits issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for bookings through June 30, 2021. This change has been considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date. Estimates of revenue to be recognized from air traffic liability for credit vouchers may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

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

The following table presents the activity of the co-brand point liability for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance at January 1	$21,841	$15,613
Points awarded (deferral of revenue)	10,696	10,962
Points redeemed (recognition of revenue)	(8,383)	(7,232)
Balance at June 30	$24,154	$19,343

As of June 30, 2021 and 2020, $11.7 million and $12.4 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Flight equipment, including pre-delivery deposits	$2,429,482	$2,331,499
Computer hardware and software	154,248	149,727
Land and buildings/leasehold improvements (1)	87,116	87,030
Other property and equipment	82,613	80,601
Total property and equipment	2,753,459	2,648,857
Less accumulated depreciation and amortization	(636,841)	(598,546)
Property and equipment, net	$2,116,618	$2,050,311
(1) Balance includes a building currently held for sale in Chesterfield, Missouri with a carrying value of $4.3 million

Accrued capital expenditures as of June 30, 2021 and December 31, 2020 were $5.1 million and $16.9 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's Long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Fixed-rate debt and finance lease obligations due through 2030	$621,750	$525,240
Variable-rate debt due through 2029	963,715	1,133,771
Total long-term debt and finance lease obligations, net of related costs	1,585,465	1,659,011
Less current maturities, net of related costs	144,382	217,234
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,441,083	$1,441,777

Weighted average fixed-interest rate on debt	5.7%	5.7%
Weighted average variable-interest rate on debt	2.5%	2.4%

Maturities of long-term debt and finance lease obligations for the remainder of 2021 and for the next four years and thereafter, in the aggregate, are: remaining in 2021 - $75.8 million; 2022 - $131.9 million; 2023 - $132.5 million; 2024 - $802.3 million; 2025 - $85.4 million; and $357.6 million thereafter.

Senior Secured Revolving Credit Facility

In March 2021, the Company entered into a new revolving credit facility under which it is entitled to borrow up to $50.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed into the collateral pool. The notes for amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2023. As of June 30, 2021, no aircraft collateral had been added to the collateral pool and the facility was undrawn.

Note 6 — Income Taxes

The Company recorded an effective tax rate of 22.5 percent and 36.4 percent for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The effective tax rate for the three months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allowed the Company to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded an effective tax rate of 22.4 percent and 54.5 percent for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The 54.5 percent effective tax rate for the six months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which included a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years.

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

The following table summarizes the Company's total assets and liabilities related to leases as of the dates indicated:

(in thousands)	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$128,537	$115,911
Finance lease assets(2)	Property and equipment, net	239,019	133,175
Total lease assets		$367,556	$249,086

Liabilities
Current
Operating(1)	Current operating lease liabilities	$16,940	$14,313
Finance(2)	Current maturities of long-term debt and finance lease obligations	13,835	9,767
Noncurrent
Operating(1)	Noncurrent operating lease liabilities	114,761	102,289
Finance(2)	Long-term debt and finance lease obligations	225,039	117,060
Total lease liabilities		$370,575	$243,429
(1) Represents assets and liabilities of 16 aircraft, office equipment, certain airport and terminal facilities, and other assets under operating leases
(2) The June 30, 2021 number represents assets and liabilities of ten aircraft under finance leases

Sale-Leaseback Transaction

During the six months ended June 30, 2021, the Company entered into a sale-leaseback transaction involving three aircraft and generating $105.0 million of proceeds. The lease was classified as a finance lease and as a result, the transaction did not qualify as a sale. The aircraft were not removed from property and equipment in the Company's balance sheet and the Company recorded a financial liability in the amount of $105.0 million. The proceeds from this transaction are treated as cash inflows from finance lease obligations and reported in financing activities on the statement of cash flows.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2021.

Financial instruments measured at fair value on a recurring basis:

	June 30, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$157,320	$157,320	$—	$5,340	$5,340	$—
Municipal debt securities	78,996	—	78,996	34,338	—	34,338
Commercial Paper	66,292	—	66,292	48,908	—	48,908
Federal agency debt securities	—	—	—	51,400	—	51,400
Total cash equivalents	302,608	157,320	145,288	139,986	5,340	134,646
Short-term
Commercial paper	345,809	—	345,809	229,821	—	229,821
Corporate debt securities	217,631	—	217,631	166,768	—	166,768
Municipal debt securities	178,870	—	178,870	87,290	—	87,290
Federal agency debt securities	25,100	—	25,100	48,598	—	48,598
Total short-term	767,410	—	767,410	532,477	—	532,477
Total financial instruments	$1,070,018	$157,320	$912,698	$672,463	$5,340	$667,123

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,366,042	$1,170,576	$1,555,637	$1,191,008	3

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

For the three and six months ended June 30, 2021, the second method was used because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$95,027	$(93,103)	$101,896	$(126,113)
Less income allocated to participating securities	(1,285)	—	(1,451)	(236)
Net income (loss) attributable to common stock	$93,742	$(93,103)	$100,445	$(126,349)
Earnings (loss) per share, basic	$5.49	$(5.85)	$6.04	$(7.93)
Weighted-average shares outstanding	17,064	15,902	16,618	15,927
Diluted:
Net income (loss)	$95,027	$(93,103)	$101,896	$(126,113)
Less income allocated to participating securities	(1,284)	—	(1,449)	(236)
Net income (loss) attributable to common stock	$93,743	$(93,103)	$100,447	$(126,349)
Earnings (loss) per share, diluted	$5.49	$(5.85)	$6.04	$(7.93)
Weighted-average shares outstanding	17,064	15,902	16,618	15,927
Dilutive effect of stock options and restricted stock	123	—	128	—
Adjusted weighted-average shares outstanding under treasury stock method	17,187	15,902	16,746	15,927
Participating securities excluded under two-class method	(114)	—	(114)	—
Adjusted weighted-average shares outstanding under two-class method	17,073	15,902	16,632	15,927

Note 10 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Subsequent Events

Through a wholly-owned subsidiary, the Company executed Conditional Sale Agreements (CSA’s) on July 26, 2021 through Air Lease Corporation for ten Airbus A320 series aircraft. These ten aircraft are expected to be delivered to the Company between November 2021 and July 2022. Each CSA has a term of 123 months and provides for monthly payments and a purchase option exercisable at the expiration of the term. Upon delivery, the CSA’s will be recorded as finance leases on the Company’s financial statements.

The Company has announced the recommencement of the construction of its Sunseeker Resort in Southwest Florida. The Company expects to finance the balance of the construction cost and complete the Resort by early 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2021 and 2020. Also discussed is our financial position as of June 30, 2021 and December 31, 2020. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2021 Review
Highlights:

–Earnings per share of $5.49 as the PSP funds augmented our first net profit since the onset of the pandemic
–Restored capacity to pre-pandemic levels with scheduled service capacity up 4.5 percent versus second quarter of 2019
–Continued sequential quarterly improvement in total revenue with second quarter 2021 total revenue up 69.3 percent from the first quarter 2021
–Total cash and investments at June 30, 2021 were $1.2 billion, up from $685 million at December 31, 2020

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2021	December 31, 2020
A319	35	34
A320(1)	68	61
Total	103	95
(1) Does not include seven aircraft of which we have taken delivery, but were not yet in service as of June 30, 2021.

NETWORK

As of June 30, 2021, we were selling 607 routes versus 519 as of the same date last year and 459 as of June 30, 2019, which represents a 17.0 and 32.2 percent increase, respectively. Our total number of origination cities and leisure destinations (for operating routes) were 97 and 32, respectively, as of June 30, 2021.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We maintained a broad network and selling presence during the pandemic and have grown our network as air travel is recovering. We consistently monitor flights to assess for cash profitability.

TRENDS

The COVID-19 pandemic has significantly impacted our operating results for the three and six months ending June 30, 2021 and may continue to do so into the future. Our load factors are down significantly as a result. We cannot predict when air travel will return to customary levels or at what pace. In the meantime, our revenues will be adversely affected. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.
Despite the pandemic and airline industry challenges, since the beginning of 2021 and through June 30, 2021, we have announced service on 95 new routes and to eight new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model.
We plan to continue to grow our aircraft fleet and route network and have executed agreements to acquire 21 incremental aircraft year-to-date. Our future profitability will be affected by the success of our growth initiatives.

Noncontrollable and controllable factors have contributed to a higher than normal level of cancellations during peak periods during and after second quarter 2021 and have resulted in increased irregular operations costs. The noncontrollable factors include weather, TSA delays generally and particularly at smaller airports and airport overcrowding. Controllable issues relate to various aspects of our operations as we had to readjust to providing peak capacity during the summer while also facing a number of external issues as indicated above. We believe many airlines are suffering from these problems at this time. We are working to resolve the controllable issues, but if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

We have announced the recommencement of the construction of its Sunseeker Resort in Southwest Florida. We expect to finance the balance of the construction cost and complete the Resort by early 2023.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2021 to three months ended June 30, 2020

As comparisons of our 2021 results to periods during 2020 reflect disproportionate changes due to the impact of the pandemic on air travel, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the second quarter 2021, passenger revenue increased 280.8 percent compared to the same period in 2020. This increase was due to a significant decline in passenger demand related to COVID-19 during the second quarter 2020. Revenue in the second quarter 2021 was favorably impacted by estimates of breakage on vouchers whose expiration was extended as a result of the pandemic. Scheduled service passengers were up 190.7 percent and scheduled service average base fare was up 54.7 percent.

Passenger revenue for the second quarter 2021, as compared to second quarter 2019, decreased by 2.4 percent, as load factor decreased by 13 percentage points resulting in a 10.9 percent decline in scheduled service passengers. The impact of lower loads was partially offset by a 7.2 percent increase in average base fare over the same period in 2019.

Air ancillary average fare for the second quarter 2021 increased by 12.5 percent when compared to 2020 and 12.2 percent when compared to 2019.

Third party products revenue. Third party products revenue for the second quarter 2021 increased 172.4 percent compared to the second quarter 2020 and 26.3 percent compared to the second quarter 2019. The increase from 2020 is primarily the result of greater travel demand for rental cars and hotels than during the early part of the pandemic. The increase from 2019 is attributable to increased rental car rates and growth in our co-branded credit card revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2021 increased 58.6 percent compared to the same period in 2020 as a result of a 21.8 percent increase in related departures due to increased charter activity.

Fixed fee contract revenue for the second quarter 2021, as compared to 2019, decreased by 58.9 percent due to continuing depressed demand for group charters resulting from the pandemic.

Other revenue. Other revenue decreased 89.3 percent for the second quarter 2021 from the same period in 2020. The decrease was due to decreased activity in the non-airline subsidiaries.

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

	Three Months Ended June 30,			Percent Change
Unitized costs (in cents)	2021	2020	2019	YoY	Yo2Y
Salary and benefits	2.65	4.27	2.55	(37.9)%	3.9%
Aircraft fuel	2.38	1.23	2.70	93.5	(11.9)
Station operations	1.25	1.23	1.03	1.6	21.4
Depreciation and amortization	0.97	1.95	0.87	(50.3)	11.5
Maintenance and repairs	0.49	0.59	0.47	(16.9)	4.3
Sales and marketing	0.38	0.40	0.46	(5.0)	(17.4)
Aircraft lease rentals	0.11	0.06	—	83.3	NM
Other	0.34	1.07	0.55	(68.2)	(38.2)
Payroll Support Programs grant recognition	(1.33)	(3.36)	—	(60.4)	NM
Operating special charges	0.02	3.66	—	(99.5)	NM
CASM	7.26	11.10	8.63	(34.6)	(15.9)
Operating CASM, excluding fuel	4.88	9.87	5.93	(50.6)	(17.7)
NM - Not meaningful

Salary and benefits expense. Salary and benefits expense increased $27.1 million, or 28.6 percent, for the second quarter 2021 when compared to the same period in 2020. Although the average number of full time equivalent employees decreased 5.6 percent year over year, overall expense increased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual during the second quarter 2020.

When compared to the same period in 2019, salaries and benefits expense increased by $8.3 million or 7.3 percent on a relatively flat number of full time equivalent employees year over two year. On a per ASM basis, salary and benefits expense increased only 3.92 percent. The per ASM cost increase relates to annual increases in crew pay.

Aircraft fuel expense. Aircraft fuel expense increased $82.1 million, or 300.1 percent, for the second quarter 2021 compared to second quarter 2020. This is primarily due to the recovery from the COVID-19 pandemic driving increased capacity resulting in a 119.7 percent increase in fuel gallons consumed on a 108.8 percent increase in departures and an 82.0 percent increase in average fuel cost per gallon which was depressed during the pandemic.

When compared to the same period in 2019, aircraft fuel expense decreased by 8.8 percent, which is in line with the decrease in average fuel cost per gallon of 9.0 percent.

Station operations expense. Station operations expense for the second quarter 2021 increased $29.8 million, or 108.8 percent compared to the same period in 2020 primarily due to increased departures of 108.8 percent.

Compared to the same period in 2019, station operations expense increased by $11.3 million or 24.7 percent. This increase is due an increase in departures of 3.1 percent and increased costs associated with irregular operations.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2021 increased by 2.8 percent as compared to the second quarter 2020 as the average number of aircraft in service increased 12.2 percent year over year.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2021 increased $9.6 million, or 73.4 percent, compared to the same period in 2020. Routine maintenance costs increased as aircraft utilization was up 97.4 percent during the quarter and we incurred incremental costs preparing our fleet to operate at full capacity again.

Compared to the same period in 2019, maintenance and repairs expense increased by $1.7 million or 8.2 percent primarily due to incremental costs preparing our fleet to operate at full capacity, and the maintenance and repairs on additional aircraft purchased over the past two years.

Sales and marketing expense. Sales and marketing expense for the second quarter 2021 increased by 97.9 percent compared to the same period in 2020, due to a increase in net credit card fees as a result of a 280.8 percent increase in passenger revenue year-over-year as well as reduced advertising spend in 2020 during the pandemic.

Compared to the same period in 2019, sales and marketing expense decreased by 14.2 percent due to efforts to more adeptly deploy advertising spend.

Other operating expense. Other expense decreased $8.3 million compared to the second quarter 2020, mostly due to decreased activity in our non-airline subsidiaries.

Payroll Support Programs grant recognition. We received a total of $112.2 million in funds during the second quarter 2021 through the payroll support programs. Of the total, $110.4 million of these funds represent direct grants, and will be recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate. We recognized $61.2 million as an offset to operating expense on our statement of income during the second quarter of 2021.

During 2020, we received $176.9 million in funds through the payroll support program and recognized a $74.5 million offset to operating expense on our statement of income for the second quarter 2020.

Special charges. Special charges of $0.9 million were recorded within operating expenses for the second quarter 2021 compared to $81.2 million for the same period in 2020. The special charges relate to expenses that were unique and specific to COVID-19. These charges in 2021 include accelerated depreciation on airframes and engines resulting from an accelerated retirement plan, and losses within our non-airline subsidiaries. Special charges recorded in the second quarter 2020 included accelerated depreciation on airframes and engines resulting from an accelerated retirement plan, a loss on a sale-leaseback transaction which we would not likely have transacted absent cash conservation efforts as a result of COVID, salaries and benefits expense, and a non-cash impairment charge for an investment in a third party. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information.

Interest Expense

Interest expense for the quarter ended June 30, 2021 increased by $2.7 million, or 19.0 percent over second quarter 2020, due to increased market rates for the fixed rate debt entered into during the pandemic offset by lower interest rates on our variable debt.

Income Tax Expense

Our effective tax rate was 22.5 percent and 36.4 percent for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The effective tax rate for the three months ended June 30, 2020 was primarily due to the tax accounting impact of the CARES Act which allowed the Company to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years.

Comparison of six months ended June 30, 2021 to six months ended June 30, 2020

Operations during the six months ended June 30, 2021 consisted of two months of pre-pandemic activity and the period from March 2020 through June 2020 which was substantially impacted by the pandemic. The comparisons below of the results for the six month periods ended June 30, 2021 and June 30, 2020 should be read with this in mind.

As comparisons of our 2021 results to periods during 2020 reflect disproportionate changes due to the impact of the pandemic on air travel, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the six months ended June 30, 2021, passenger revenue increased 41.4 percent compared with the same period in 2020. Revenue in the second quarter 2021 was favorably impacted by estimates of breakage on vouchers whose expiration was extended as a result of the pandemic. The increase is primarily attributable to the effects of COVID-19 in 2020, where a significant decline in passenger demand impacted operations from March to June 2020. Scheduled service passengers and base fares in the current period are up 35.8 percent and 6.4 percent, respectively, over the same period in 2020.
As compared to the same period in 2019, passenger revenue decreased by 19.9 percent, as a 24.1 percent decline in scheduled service load factor was partially offset by a 3.9 percent increase in capacity.
Air ancillary average fare for the six months ended June 30, 2021 increased by 1.7 percent when compared to 2020 and 6.5 percent when compared to 2019.
Third party products revenue. Third party products revenue for the six months ended June 30, 2021 increased 50.0 percent over the same period in 2020 and 3.6 percent when compared to 2019. The increase from 2020 is primarily the result of greater travel demand for rental cars and hotels than the early part of the pandemic. The increase from 2019 is attributable to growth in our co-branded credit card revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2021 increased 5.5 percent compared with the same period in 2020. This is primarily due to an 11.2 percent increase in related departures due to increased charter activity. During the six months ended June 30, 2021, ad-hoc charters increased by 217.6 percent over 2020 levels and we benefited from March Madness flying which did not occur in the prior year due to the pandemic.

Fixed fee contract revenue for the six months ended June 30, 2021 as compared to the same period in 2019, decreased by 44.4 percent due to continuing depressed demand for group charters since the onset of the pandemic.

Other revenue. Other revenue decreased by 84.2 percent for the six months ended June 30, 2021, when compared to the same period in 2020. The decrease is due to decreased activity in the non-airline subsidiaries, including the closure of the family entertainment centers.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,			Percent Change
Unitized costs (in cents)	2021	2020	2019	YoY	Yo2Y
Salary and benefits	2.79	3.30	2.79	(15.45)%	—%
Aircraft fuel	2.23	1.85	2.63	20.54	(15.21)
Station operations	1.17	1.09	1.02	7.34	14.71
Depreciation and amortization	1.02	1.38	0.89	(26.09)	14.61
Maintenance and repairs	0.53	0.55	0.52	(3.64)	1.92
Sales and marketing	0.34	0.44	0.50	(22.73)	(32.00)
Aircraft lease rentals	0.11	0.04	—	175.00	NM
Other	0.39	0.80	0.56	(51.25)	(30.36)
Payroll Support Programs grant recognition	(1.78)	(1.19)	—	49.58	NM
Operating Special charges	0.03	3.93	—	(99.24)	NM
CASM	6.83	12.19	8.91	(43.97)	(23.34)
Operating CASM, excluding fuel	4.60	10.34	6.28	(55.51)	(26.75)

Salary and benefits expense. Salary and benefits expense increased $32.4 million, or 15.6 percent, for the six months ended June 30, 2021 compared to the same period in 2020. Although the average number of full-time equivalent employees decreased by 5.6 percent year over year, expense increased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual during the six months ended June 30, 2020.

Salary and benefits expense increased by $6.9 million or 2.9% as compared to the six months ended June 30, 2019. Although the average number of full time equivalent employees decreased by 1.8 percent, overall expense increased due to annual increases in crew pay.

Aircraft fuel expense. Aircraft fuel expense increased $76.1 million, or 65.5 percent, for the six months ended June 30, 2021 compared to the same period in 2020. This is primarily due to the recovery from the COVID-19 pandemic as departures increased by 38.1 percent resulting in an increase of 36.7 percent in fuel gallons consumed. The increase is also partially driven by an increase in fuel expense per ASM of 20.5 percent due to an increase in fuel prices.
Aircraft fuel expense decreased by $27.4 million or 12.5 percent for the six months ended June 30, 2021 compared to the same period in 2019. This is primarily driven by a decrease in average fuel cost per gallon of 10.6 percent.
Station operations expense. Station operations expense for the six months ended June 30, 2021 increased $31.9 million or 46.6 percent primarily due to a 61.8 percent increase in airport and landing fees as a result of an increase in travel demand and a 38.1 percent increase in departures.

As compared to the six month period ended June 30, 2019, station operations expense increased by $15.5 million or 18.2 percent due to a 2.6 percent increase in departures, increased costs associated with irregular operations and airports fees.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2021 increased by $11.1 million or 32.0 percent compared to the same period in 2020. This is primarily due to the increase in aircraft utilization and incremental costs preparing our fleet to operate at full capacity again.

As compared to the six months ended June 30, 2019, maintenance and repairs expense increased by $2.3 million or 5.2 percent as the number of aircraft in service increased by 20.9 percent.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2021 remained relatively flat as compared to the same period in 2020. Although the average number of aircraft in service increased by 8.0 percent, a majority of the increase was due to aircraft on operating lease.

When compared to the six months ended June 30, 2019, depreciation and amortization expense increased 17.4 percent as the average number of aircraft in service during the period increased 20.9 percent.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2021 increased 6.9 percent compared to the same period in 2020. In 2020, advertising spend was intentionally pulled back beginning in March due to the pandemic. There was also an increase in net credit card fees in the current year as a result of a 41.4 percent increase in passenger revenue year over year.

As compared to the six months ended June 30, 2019, sales and marketing expense decreased by 29.5 percent due to our efforts to more adeptly deploy advertising spend.

Other expense. Other expense decreased by $17.2 million or 34.1 percent year over year, due to decreased activity in our non-airline subsidiaries.

Payroll Support Programs grant recognition. We received a total of $203.9 million during the six months ended June 30, 2021 through the payroll support programs. The direct grants were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate.

During 2020, we received $176.9 million in funds through the payroll support program and recognized a $74.5 million offset to operating expense on our statement of income for the six months ended June 30, 2020.

Special charges. Special charges of $2.6 million were recorded within operating expenses for the six months ended June 30, 2021. The special charges relate to expenses that were unique and specific to COVID-19. This includes accelerated depreciation on four airframes and six engines resulting from an accelerated retirement plan, a loss on the sale-leaseback transaction we would not likely have transacted absent cash conservation efforts as a result of COVID, salary and benefits expense, and other various expenses during the six months ended June 30, 2020.

Non-operating special charges. Special charges of $26.6 million were recorded within non-operating expenses for the six months ended June 30, 2020. We did not have any special charges for the same period in 2021. Of these special charges in 2020, $19.8 million relates to the termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor. The remaining $6.8 million relates to impairment charges for Sunseeker Resort during the first quarter 2020. These charges were reclassified from operating special expense to non-operating special expense for the six months ended June 30, 2020.

Income Tax Expense

We recorded a $29.3 million tax expense (22.4 percent effective tax rate) compared to a ($151.0 million) tax benefit (54.5 percent effective tax rate) for the six months ended June 30, 2021 and 2020 respectively. The 22.4 percent effective tax rate for the six months ended June 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The 54.5 percent effective tax rate for the six months ended June 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $39.6 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2021	2020	2019	YoY	Yo2Y
Operating statistics (unaudited):
Total system statistics:
Passengers	3,699,217	1,273,258	4,169,536	190.5	(11.3)
Available seat miles (ASMs) (thousands)	4,594,542	2,220,755	4,447,066	106.9	3.3
Operating expense per ASM (CASM) (cents)	7.26	11.10	8.63	(34.6)	(15.9)
Fuel expense per ASM (cents)	2.38	1.23	2.70	93.5	(11.9)
Operating CASM, excluding fuel (cents)	4.88	9.87	5.93	(50.6)	(17.7)
ASMs per gallon of fuel	84.8	90.0	82.3	(5.8)	3.0
Departures	31,507	15,089	30,547	108.8	3.1
Block hours	69,809	32,989	68,332	111.6	2.2
Average stage length (miles)	838	850	853	(1.4)	(1.8)
Average number of operating aircraft during period	101.8	90.7	85.0	12.2	19.8
Average block hours per aircraft per day	7.5	3.8	8.8	97.4	(14.8)
Full-time equivalent employees at end of period	4,104	4,349	4,179	(5.6)	(1.8)
Fuel gallons consumed (thousands)	54,188	24,664	54,064	119.7	0.2
Average fuel cost per gallon	$2.02	$1.11	$2.22	82.0	(9.0)

Scheduled service statistics:
Passengers	3,680,254	1,266,077	4,131,855	190.7	(10.9)
Revenue passenger miles (RPMs) (thousands)	3,188,215	1,107,534	3,603,076	187.9	(11.5)
Available seat miles (ASMs) (thousands)	4,505,786	2,174,683	4,311,182	107.2	4.5
Load factor	70.8%	50.9%	83.6%	19.9	(12.8)
Departures	30,763	14,683	29,567	109.5	4.0
Block hours	68,334	32,248	66,135	111.9	3.3
Total passenger revenue per ASM (TRASM) (cents)(2)	10.36	5.75	10.97	80.2	(5.6)
Average fare - scheduled service(3)	$62.58	$40.46	$58.39	54.7	7.2
Average fare - air-related charges(3)	$58.00	$51.57	$51.68	12.5	12.2
Average fare - third party products	$6.25	$6.67	$4.40	(6.3)	42.0
Average fare - total	$126.82	$98.70	$114.47	28.5	10.8
Average stage length (miles)	842	855	853	(1.5)	(1.3)
Fuel gallons consumed (thousands)	53,022	24,124	52,327	119.8	1.3
Average fuel cost per gallon	$2.01	$1.08	$2.22	86.1	(9.5)
Rental car days sold	404,760	135,536	540,960	198.6	(25.2)
Hotel room nights sold	72,701	12,772	114,191	469.2	(36.3)
Percent of sales through website during period	94.3%	93.8%	93.5%	0.5	0.8
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(3) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Six Months Ended June 30,			Percent Change (1)
	2021	2020	2019	YoY	Yo2Y
Operating statistics (unaudited):
Total system statistics:
Passengers	6,033,720	4,448,708	7,619,814	35.6	(20.8)
Available seat miles (ASMs) (thousands)	8,608,531	6,288,427	8,357,304	36.9	3.0
Operating expense per ASM (CASM) (cents)	6.83	12.19	8.90	(44.0)	(23.3)
Fuel expense per ASM (cents)	2.23	1.85	2.63	20.5	(15.2)
Operating CASM, excluding fuel (cents)	4.60	10.35	6.27	(55.6)	(26.6)
ASMs per gallon of fuel	87.3	87.2	83.1	0.1	5.0
Departures	57,191	41,401	55,747	38.1	2.6
Block hours	130,183	95,112	128,151	36.9	1.6
Average stage length (miles)	865	879	876	(1.6)	(1.3)
Average number of operating aircraft during period	99.5	92.1	82.3	8.0	20.9
Average block hours per aircraft per day	7.2	5.5	8.6	30.9	(16.3)
Full-time equivalent employees at end of period	4,104	4,349	4,179	(5.6)	(1.8)
Fuel gallons consumed (thousands)	98,614	72,143	100,537	36.7	(1.9)
Average fuel cost per gallon	$1.95	$1.61	$2.18	21.1	(10.6)

Scheduled service statistics:
Passengers	6,003,556	4,420,683	7,553,393	35.8	(20.5)
Revenue passenger miles (RPMs) (thousands)	5,354,632	4,033,017	6,794,122	32.8	(21.2)
Available seat miles (ASMs) (thousands)	8,426,876	6,138,692	8,113,315	37.3	3.9
Load factor	63.5%	65.7%	83.7%	(2.2)	(24.1)
Departures	55,710	40,167	53,911	38.7	3.3
Block hours	127,185	92,594	124,098	37.4	2.5
Total passenger revenue per ASM (TRASM) (cents)(2)	8.75	8.47	11.22	—	(22.0)
Average fare - scheduled service(3)	$60.95	$57.27	$63.49	6.4	(4.0)
Average fare - air-related charges(3)	$55.72	$54.80	$52.32	1.7	6.5
Average fare - third party products	$6.10	$5.52	$4.68	10.5	30.3
Average fare - total	$122.77	$117.59	$120.49	4.4	1.9
Average stage length (miles)	869	883	878	(1.6)	(1.0)
Fuel gallons consumed (thousands)	96,329	70,229	97,395	37.2	(1.1)
Average fuel cost per gallon	$1.92	$1.60	$2.18	20.0	(11.9)
Rental car days sold	680,344	616,582	1,012,558	10.3	(32.8)
Hotel room nights sold	128,909	104,776	219,206	23.0	(41.2)
Percent of sales through website during period	93.8%	93.7%	93.5%	0.1	0.3
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.2 billion at June 30, 2021, from $685.2 million at December 31, 2020. Investment securities represent highly liquid marketable securities which are available-for-sale.

Restricted cash represents escrowed funds under fixed fee contracts, escrowed project funds and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount reflected as air traffic liability.

During the six months ended June 30, 2021, we received a total of $203.9 million in assistance through the payroll support programs.

We suspended share repurchases and our quarterly cash dividend, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support program, we agreed not to repurchase shares or pay cash dividends through September 30, 2022.

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, borrowings and expected tax refunds, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $1.68 billion as of December 31, 2020 to $1.60 billion as of June 30, 2021. During the six months ended June 30, 2021, we borrowed $122.1 million and we made principal payments of $199.6 million, including $53.9 million on our senior secured revolving credit facility that matured on March 31, 2021 and a $57.0 million prepayment of debt secured by aircraft.

Despite substantially lower revenues caused by the pandemic compared to pre-pandemic periods, our total debt and finance lease obligations declined by 4.6 percent from December 31, 2020 to June 30, 2021.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the six months ended June 30, 2021, our operating activities provided $405.0 million of cash compared to $276.7 million during the same period of 2020. This change is mostly attributable to a $228.0 million increase in net income offset by changes in special charges and current assets and liability accounts.

Investing Activities. Cash used in investing activities was $369.4 million during the six months ended June 30, 2021 compared to $158.6 million for the same period in 2020. The change is due to an increase of $199.1 million of purchases of investment securities, net of maturities, and a decrease of $48.0 million related to proceeds from sale-leaseback transactions during the six months ended June 30, 2020. Purchases of property and equipment were $36.2 million less in the current year.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2021 was $245.5 million, compared to $32.8 million for the same period in 2020. The year-over-year change is mostly due to the equity offering completed on May 10, 2021 which resulted in the receipt of $335.1 million in cash. This was offset by the net effect of debt activity, as principal payments and debt issuance costs exceeded debt proceeds by $93.6 million during the six months ended June 30, 2021, compared to $74.7 million of debt proceeds (net of related costs) in excess of principal payments during the same period in 2020. Additionally, there were no share repurchases or dividends paid in the first half of 2021, where there was $33.8 million and $11.4 million of such activity, respectively, in the same period of 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding number of contracted aircraft to be placed in service in the future, the development and financing of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2021. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2020 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2021 represented 32.7% of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and six months ended June 30, 2021, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $10.8 million and $19.7 million respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of June 30, 2021, we had $0.98 billion of variable-rate debt, including current maturities and without reduction for $15.2 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $5.3 million for the six months ended June 30, 2021.

Item 4. Controls and Procedures

As of June 30, 2021, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) We did not repurchase any common stock during the second quarter 2021.

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

ALLEGIANT TRAVEL COMPANY

Date:	July 30, 2021	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer