Form 10-Q
period 2021-09-30
Allegiant Travel CO
filed 2021-10-28
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 25, 2021, the registrant had 18,087,726 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$193,627	$152,764
Restricted cash	42,337	17,555
Short-term investments	877,344	532,477
Accounts receivable	147,407	192,215
Expendable parts, supplies and fuel, net	28,424	24,006
Prepaid expenses and other current assets	31,619	24,616
TOTAL CURRENT ASSETS	1,320,758	943,633
Property and equipment, net	2,147,988	2,050,311
Deferred major maintenance, net	146,563	127,463
Operating lease right-of-use assets, net	124,297	115,911
Deposits and other assets	27,147	21,607
TOTAL ASSETS:	$3,766,753	$3,258,925
CURRENT LIABILITIES
Accounts payable	$35,386	$34,197
Accrued liabilities	148,634	116,093
Current operating lease liabilities	17,642	14,313
Air traffic liability	351,522	307,508
Current maturities of long-term debt and finance lease obligations, net of related costs	139,590	217,234
TOTAL CURRENT LIABILITIES	692,774	689,345
Long-term debt and finance lease obligations, net of current maturities and related costs	1,434,614	1,441,777
Deferred income taxes	310,952	301,763
Noncurrent operating lease liabilities	110,322	102,289
Other noncurrent liabilities	27,027	24,388
TOTAL LIABILITIES:	2,575,689	2,559,562
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	23
Treasury shares	(642,177)	(646,008)
Additional paid in capital	675,795	329,753
Accumulated other comprehensive income (loss), net	649	(27)
Retained earnings	1,156,772	1,015,622
TOTAL EQUITY:	1,191,064	699,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,766,753	$3,258,925

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Passenger	$423,796	$181,916	$1,124,237	$677,347
Third party products	24,541	11,337	61,164	35,756
Fixed fee contracts	11,117	5,284	23,943	17,440
Other	15	2,447	1,682	12,969
Total operating revenues	459,469	200,984	1,211,026	743,512
OPERATING EXPENSES:
Salary and benefits	125,799	95,829	365,655	303,264
Aircraft fuel	118,370	52,540	310,674	168,711
Station operations	70,943	39,954	171,246	108,359
Depreciation and amortization	46,399	45,291	134,095	132,285
Maintenance and repairs	30,451	14,038	76,419	48,866
Sales and marketing	22,047	7,967	51,288	35,331
Aircraft lease rental	5,670	3,015	15,507	5,404
Other	22,379	19,755	55,655	70,225
Payroll Support Programs grant recognition	(49,210)	(77,909)	(202,181)	(152,448)
Special charges	332	33,585	2,924	280,852
Total operating expenses	393,180	234,065	981,282	1,000,849
OPERATING INCOME (LOSS)	66,289	(33,081)	229,744	(257,337)
OTHER (INCOME) EXPENSES:
Interest expense	16,595	11,943	50,103	44,149
Capitalized interest	(401)	—	(401)	(4,067)
Interest income	(375)	(868)	(1,338)	(4,596)
Loss on debt extinguishment	—	—	71	1,222
Special charges	—	—	—	26,632
Other, net	239	552	(164)	1,173
Total other expenses	16,058	11,627	48,271	64,513
INCOME (LOSS) BEFORE INCOME TAXES	50,231	(44,708)	181,473	(321,850)
INCOME TAX PROVISION (BENEFIT)	10,977	(15,565)	40,323	(166,595)
NET INCOME (LOSS)	$39,254	$(29,143)	$141,150	$(155,255)
Earnings (loss) per share to common shareholders:
Basic	$2.18	$(1.82)	$8.18	$(9.75)
Diluted	$2.18	$(1.82)	$8.18	$(9.75)
Shares used for computation:
Basic	17,766	16,006	17,005	15,953
Diluted	17,767	16,006	17,015	15,953

Cash dividends declared per share:	$—	$—	$—	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$39,254	$(29,143)	$141,150	$(155,255)
Other comprehensive income (loss):
Change in available for sale securities, net of tax	774	(292)	676	32
Foreign currency translation adjustments	—	51	—	53
Total other comprehensive income (loss)	774	(241)	676	85
TOTAL COMPREHENSIVE INCOME (LOSS)	$40,028	$(29,384)	$141,826	$(155,170)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2021	17,986	$25	$671,893	$(125)	$1,117,518	$(642,177)	$1,147,134
Share-based compensation	59	—	3,902	—	—	—	3,902
Other comprehensive income	—	—	—	774	—	—	774
Net income	—	—	—	—	39,254	—	39,254
Balance at September 30, 2021	18,045	$25	$675,795	$649	$1,156,772	$(642,177)	$1,191,064

	Nine Months Ended September 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)		Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	0	$1,015,622	$(646,008)	$699,363
Share-based compensation	71	—	10,800	—		—	—	10,800
Issuance of common stock, net of forfeitures	1,553	2	335,137	—		—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—		—	3,831	3,831
Other comprehensive income	—	—	—	676		—	—	676
Payroll Support Programs warrant issuance	—	—	105	—		—	—	105
Net income	—	—	—	—		141,150	—	141,150
Balance at September 30, 2021	18,045	$25	$675,795	$649		$1,156,772	$(642,177)	$1,191,064

	Three Months Ended September 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2020	16,240	$23	$310,628	$424	$1,073,603	$(648,118)	$736,560
Share-based compensation	58	—	4,099	—	—	—	4,099
Other comprehensive loss	—	—	—	(241)	—	—	(241)
Payroll Support Programs warrant issuance	—	—	423	—	—	—	423
Net loss	—	—	—	—	(29,143)	—	$(29,143)
Balance at September 30, 2020	16,298	$23	$315,150	$183	$1,044,460	$(648,118)	$711,698

	Nine Months Ended September 30, 2020
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	171	—	23,842	—	—	—	23,842
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	41	—	—	—	—	3,234	3,234
Cash dividends, $0.70 per share	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income	—	—	—	85	—	—	85
Payroll Support Programs warrant issuance	—	—	1,375	—	—	—	1,375
Net loss	—	—	—	—	(155,255)	—	(155,255)
Balance at September 30, 2020	16,298	$23	$315,150	$183	$1,044,460	$(648,118)	$711,698

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$141,150	$(155,255)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,095	132,285
Special charges	2,924	279,114
Other adjustments	26,778	89,342
Changes in certain assets and liabilities:
Air traffic liability	44,014	84,111
Other - net	24,634	(152,872)
Net cash provided by operating activities	373,595	276,725
Cash flows from investing activities:
Purchase of investment securities	(1,028,481)	(511,667)
Proceeds from maturities of investment securities	679,588	421,658
Purchase of property and equipment	(166,502)	(198,567)
Proceeds from sale-leaseback transactions	—	78,185
Other investing activities	2,062	1,247
Net cash used in investing activities	(513,333)	(209,144)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(11,361)
Proceeds from the issuance of debt and finance lease obligations	106,657	272,548
Repurchase of common stock	—	(33,773)
Principal payments on debt and finance lease obligations	(239,644)	(146,416)
Debt issuance costs	(705)	(4,505)
Proceeds from issuance of common stock	335,139	—
Other financing activities	3,936	4,609
Net cash provided by financing activities	205,383	81,102
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	65,645	148,683
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	170,319	136,785
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$235,964	$285,468

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$30,739	$36,801
Income tax payments (refunds)	(12,762)	(95,258)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$23,157	$103,499
Flight equipment acquired under finance leases	40,826	—
Purchases of property and equipment in accrued liabilities	12,727	19,294

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

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company and the airline industry experienced a severe reduction in air travel. Demand has recovered to some extent in 2021, but load factors remain lower than pre-pandemic levels. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, variants, hospitalizations, deaths, treatment efficacy and the availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

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

In April 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program 3 Agreement (the "PSP3") with the Treasury under section 7301 of the American Rescue Plan Act of 2021 and received a total of $98.4 million. The funds were used exclusively for wages, salaries and benefits.

As of September 30, 2021, all Payroll Support Program funds have been fully utilized.

Special Charges

The table below summarizes special charges recorded during the three and nine months ended September 30, 2021, and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating	$332	$33,585	$2,924	$280,852
Non-operating	—	—	—	26,632
Total special charges	$332	$33,585	$2,924	$307,484

Additional detail for the $2.9 million of total special charges for the nine months ended September 30, 2021 appears below:

•$2.4 million resulting from the accelerated retirement of five airframes and eight engines
•$0.5 million impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.

Additional detail for the $307.5 million of total special charges (operating and non-operating) for the nine months ended September 30, 2020 appears below:

•$168.4 million in impairment charges primarily in our non-airline subsidiaries
•$89.3 million resulting from the accelerated retirement of seven airframes and five engines, loss on sale leaseback transaction of seven aircraft, and write-offs of other aircraft related assets
•$21.5 million for additional salary and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards
•$19.8 million accrual on termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor, which was paid in the second half of 2020
•$5.0 million related to suspension of construction at Sunseeker
•$3.5 million write-down on various non-aircraft assets and other various expenses

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Scheduled service	$195,225	$79,464	$552,765	$325,404
Ancillary air-related charges	224,170	100,262	558,687	342,520
Co-brand redemptions	4,401	2,190	12,785	9,423
Total passenger revenue	$423,796	$181,916	$1,124,237	$677,347

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided or when ticket voucher breakage occurs, to the extent different from estimated breakage. As of September 30, 2021, approximately 69.8 percent of the air traffic liability balance was related to forward bookings, with the remaining 30.2 percent related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and revenue associated with future travel will principally be recognized within this time frame. $177.8 million of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2020 was recognized into passenger revenue during the nine months ended September 30, 2021.

In 2020, the Company announced that credits issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for vouchers issued through June 30, 2021. This change has been considered in estimating the future breakage rate, which represents the value of credit vouchers that are not expected to be redeemed prior to their contractual expiration date. Estimates of revenue to be recognized from air traffic liability for credit vouchers may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

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

The following table presents the activity of the co-brand point liability for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance at January 1	$21,841	$15,613
Points awarded (deferral of revenue)	23,319	15,018
Points redeemed (recognition of revenue)	(12,785)	(9,510)
Balance at September 30	$32,375	$21,121

As of September 30, 2021 and 2020, $15.9 million and $11.8 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Flight equipment, including pre-delivery deposits	$2,474,650	$2,331,499
Computer hardware and software	157,334	149,727
Land and buildings/leasehold improvements (1)	87,657	87,030
Other property and equipment	97,965	80,601
Total property and equipment	2,817,606	2,648,857
Less accumulated depreciation and amortization	(669,618)	(598,546)
Property and equipment, net	$2,147,988	$2,050,311
(1) Balance for 2021 and 2020 includes a building currently held for sale in Chesterfield, Missouri with a carrying value of $4.3 million as of September 30, 2021.

Accrued capital expenditures as of September 30, 2021 and December 31, 2020 were $12.7 million and $16.9 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's Long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Fixed-rate debt and finance lease obligations due through 2030	$634,761	$525,240
Variable-rate debt due through 2029	939,443	1,133,771
Total debt and finance lease obligations, net of related costs	1,574,204	1,659,011
Less current maturities, net of related costs	139,590	217,234
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,434,614	$1,441,777

Weighted average fixed-interest rate on debt	5.7%	5.7%
Weighted average variable-interest rate on debt	2.4%	2.4%

Maturities of long-term debt and finance lease obligations for the remainder of 2021 and for the next four years and thereafter, in the aggregate, are: remaining in 2021 - $38.3 million; 2022 - $133.3 million; 2023 - $133.9 million; 2024 - $803.9 million; 2025 - $87.1 million; and $377.7 million thereafter.

Senior Secured Revolving Credit Facility

In March 2021, the Company entered into a new revolving credit facility under which it is entitled to borrow up to $50.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed into the collateral pool. The notes for amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2023. As of September 30, 2021, no aircraft collateral had been added to the collateral pool and the facility was undrawn.

Note 6 — Income Taxes

The Company recorded an effective tax rate of 21.9 percent and 34.8 percent for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The effective tax rate for the three months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which allowed the Company to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded an effective tax rate of 22.2 percent and 51.8 percent for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The 51.8 percent effective tax rate for the nine months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which included a $40.9 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years.

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

The following table summarizes the Company's total assets and liabilities related to leases as of the dates indicated:

(in thousands)	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$124,297	$115,911
Finance lease assets(2)	Property and equipment, net	235,759	133,175
Total lease assets		$360,056	$249,086

Liabilities
Current
Operating(1)	Current operating lease liabilities	$17,642	$14,313
Finance(2)	Current maturities of long-term debt and finance lease obligations	14,951	9,767
Noncurrent
Operating(1)	Noncurrent operating lease liabilities	110,322	102,289
Finance(2)	Long-term debt and finance lease obligations	247,035	117,060
Total lease liabilities		$389,950	$243,429
(1) The September 30, 2021 number represents assets and liabilities of 16 aircraft, office equipment, certain airport and terminal facilities, and other assets under operating leases
(2) The September 30, 2021 number represents assets and liabilities of 12 aircraft under finance leases

Sale-Leaseback Transaction

During the nine months ended September 30, 2021, the Company entered into a sale-leaseback transaction involving three aircraft and generating $105.0 million of proceeds. The lease was classified as a finance lease and as a result, the transaction did not qualify as a sale. The aircraft were not removed from property and equipment in the Company's balance sheet and the Company recorded a financial liability in the amount of $105.0 million. The proceeds from this transaction are treated as cash inflows from finance lease obligations and reported in financing activities on the statement of cash flows.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2021.

Financial instruments measured at fair value on a recurring basis:

	September 30, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$100,965	$100,965	$—	$5,340	$5,340	$—
Commercial Paper	25,199	—	25,199	48,908	—	48,908
Municipal debt securities	16,674	—	16,674	34,338	—	34,338
Federal agency debt securities	—	—	—	51,400	—	51,400
Total cash equivalents	142,838	100,965	41,873	139,986	5,340	134,646
Short-term
Commercial paper	387,044	—	387,044	229,821	—	229,821
Corporate debt securities	267,821	—	267,821	166,768	—	166,768
Municipal debt securities	219,479	—	219,479	87,290	—	87,290
Federal agency debt securities	3,000	—	3,000	48,598	—	48,598
Total short-term	877,344	—	877,344	532,477	—	532,477
Total financial instruments	$1,020,182	$100,965	$919,217	$672,463	$5,340	$667,123

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,329,907	$1,157,257	$1,555,637	$1,191,008	3

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

For the three and nine months ended September 30, 2021, the second method was used because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$39,254	$(29,143)	$141,150	$(155,255)
Less income allocated to participating securities	(573)	—	(2,028)	(236)
Net income (loss) attributable to common stock	$38,681	$(29,143)	$139,122	$(155,491)
Earnings (loss) per share, basic	$2.18	$(1.82)	$8.18	$(9.75)
Weighted-average shares outstanding	17,766	16,006	17,005	15,953
Diluted:
Net income (loss)	$39,254	$(29,143)	$141,150	$(155,255)
Less income allocated to participating securities	(573)	—	(2,027)	(236)
Net income (loss) attributable to common stock	$38,681	$(29,143)	$139,123	$(155,491)
Earnings (loss) per share, diluted	$2.18	$(1.82)	$8.18	$(9.75)
Weighted-average shares outstanding	17,766	16,006	17,005	15,953
Dilutive effect of stock options and restricted stock	103	—	121	—
Adjusted weighted-average shares outstanding under treasury stock method	17,869	16,006	17,126	15,953
Participating securities excluded under two-class method	(102)	—	(111)	—
Adjusted weighted-average shares outstanding under two-class method	17,767	16,006	17,015	15,953

Note 10 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 11 — Subsequent Events

Sunseeker Resort

On October 13, 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI may borrow up to $350.0 million (the “Loan”) funded by one or more entities directly or indirectly managed by Castlelake, L.P.(“Lender”) to be applied to the remaining construction of the initial phases of Sunseeker Resorts at Charlotte Harbor (the “Project”). The Company expects $175.0 million of the loan to be advanced before the end of October with the remaining balance to be received in two tranches scheduled for April and October 2022.

The Loan is secured by the Project. All of the shares in SFI are also pledged to secure the Loan. The Loan bears interest at 5.75 percent per annum payable semi-annually, provides for semi-annual principal payments of $26.0 million beginning in 2025 and matures in October 2028. The Credit Agreement includes covenants similar to the covenants in the Company’s Term Loan B.

To support the credit, the Company has guaranteed the full amount of the debt and has agreed to guarantee completion of the Project in accordance with approved plans and specifications.

The Credit Agreement contains various events of default and upon an event of default the Lender may, subject to various customary cure rights, be relieved of further obligations to fund and require the immediate payment of all amounts outstanding under the Loan. SFI and the Company will use the proceeds of the Loan to fund the construction of the Project.

Federal Income Tax Refund

In October 2021, the Company received $115.8 million in federal income tax refunds related to 2020 net operating losses.

Collective Bargaining Agreement

In October 2021, maintenance technician and related employees represented by the International Brotherhood of Teamsters (IBT) have voted to ratify their first collective bargaining agreement with the Company. The contract is effective from the date of ratification - October 26, 2021 – for a five-year term. The Company currently employs 415 maintenance technician and related employees – a group which includes line and heavy maintenance technicians, as well as stores employees and some administrative maintenance staff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2021 and 2020. Also discussed is our financial position as of September 30, 2021 and December 31, 2020. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2021 Review
Highlights:

–Diluted earnings per share of $2.18
–Total operating revenue was $459.5 million, up 5.3 percent when compared with the third quarter of 2019
–Total average fare of $116.91, up 7.2 percent year over two-year
–Continued sequential improvement in load factor, which came in at 76.6 percent, up nearly 6 percentage points from the second quarter
–Total cash and investments at September 30, 2021 were $1.11 billion, up from $702.8 million at December 31, 2020
–Yield remained strong throughout the quarter down only 5.9 percent year over two-year on scheduled service capacity increases of 17.0 percent
–Allegiant World Mastercard voted USA Today Readers' Choice Best Airline Co-Branded Credit Card for the third consecutive year
–Launched the Allways Rewards program during the quarter with over 13 million active members

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2021	December 31, 2020
A319	35	34
A320(1)	71	61
Total	106	95
(1) Does not include seven aircraft of which we have taken delivery as of September 30, 2021, but were not yet in service as of that date.

NETWORK

As of September 30, 2021, we were selling 598 routes versus 520 as of the same date in 2020 and 466 as of September 30, 2019, which represents a 15.0 and 28.3 percent increase, respectively. Our total active number of origination cities and leisure destinations were 96 and 31, respectively, as of September 30, 2021.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We maintained a broad network and selling presence during the pandemic and have grown our network as air travel is recovering. We consistently monitor flights to assess for cash profitability.

TRENDS

COVID-19
The COVID-19 pandemic has significantly impacted our operating results for the three and nine months ending September 30, 2021 and may continue to do so into the future. Our load factors are down as a result. We cannot predict when air travel will return to pre-pandemic levels or at what pace. In the meantime, our revenues will be adversely affected. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.
Despite the pandemic and airline industry challenges, since the beginning of 2021 and through September 30, 2021, we have announced service on 120 new routes and to nine new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model.
Operations

Noncontrollable and controllable factors have contributed to a higher than normal level of cancellations beginning in second quarter 2021 and have resulted in increased irregular operations costs. The noncontrollable factors include weather, TSA delays generally and particularly at smaller airports, airport overcrowding, supply chain disruptions and labor shortages. Controllable issues relate to various aspects of our operations as we had to readjust to providing peak capacity while also facing a number of external issues as indicated above. We believe these issues are not unique to Allegiant nor do we believe they are systemic. Our irregular operations costs are also impacted by our policy to provide what we believe to be generous allowances to passengers impacted by our cancellations.

We are investing incrementally in our operations in an attempt to improve performance and this may put pressure on unit costs in the near term and into 2022. However, if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

Growth

We plan to continue to grow our aircraft fleet and route network and have executed agreements to acquire 22 incremental aircraft year-to-date, of which 14 have yet to be delivered at September 30, 2021. Our future profitability will be affected by the success of our growth initiatives.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

Sunseeker Resort

We have recommenced the construction of our Sunseeker Resort in Southwest Florida in August 2021. In October 2021, we entered into a credit agreement with affiliates of Castlelake L.P. to finance up to $350 million of the remaining construction cost. With this funding, we expect to complete the Project by early 2023.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2021 to three months ended September 30, 2020

As comparisons of our 2021 results to periods during 2020 reflect disproportionate changes due to the impact of the pandemic on air travel, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the third quarter 2021, passenger revenue increased 133.0 percent compared to the same period in 2020. This increase was due to a significant decline in passenger demand related to COVID-19 during the third quarter 2020. Scheduled service passengers were up 91.4 percent and scheduled service average base fare was up 27.7 percent.

Passenger revenue for the third quarter 2021, as compared to third quarter 2019, increased by 8.3 percent, as passengers increased by 2.2 percent on a 17.0 percent increase in capacity resulting in a 9.4 percentage point decrease in load factor. Average scheduled service fares increased by 6.0 percent over the same period 2019 as a result of a 16.8 percent increase in air ancillary revenue per passenger.

The increase in air ancillary revenue per passenger was primarily driven by a higher take rate on bundled products.

Third party products revenue. Third party products revenue for the third quarter 2021 increased 116.5 percent compared to the third quarter 2020 and 34.8 percent compared to the third quarter 2019. The increase from 2020 is primarily the result of greater travel demand for rental cars and hotels than during the early part of the pandemic. The increase from 2019 is attributable to increased rental car rates (which more than offset the impact of fewer rental car days) and growth in our co-branded credit card revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2021 increased 110.4 percent compared to the same period in 2020 as a result of a 57.0 percent increase in related departures due to lower charter activity during the pandemic.

Fixed fee contract revenue for the third quarter 2021, as compared to 2019, decreased by 43.8 percent due to continuing depressed demand for group charters compared to pre-pandemic periods.

Other revenue. Other revenue decreased 99.4 percent for the third quarter 2021 from the same period in 2020. The decrease was due to decreased activity in the non-airline subsidiaries.

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

	Three Months Ended September 30,			Percent Change
Unitized costs (in cents)	2021	2020	2019	YoY	Yo2Y
Salary and benefits	2.83	2.72	2.77	4.0%	2.2%
Aircraft fuel	2.67	1.49	2.69	79.2	(0.7)
Station operations	1.60	1.13	1.12	41.6	42.9
Depreciation and amortization	1.04	1.29	1.01	(19.4)	3.0
Maintenance and repairs	0.69	0.40	0.64	72.5	7.8
Sales and marketing	0.50	0.23	0.45	117.4	11.1
Aircraft lease rentals	0.13	0.09	—	44.4	NM
Other	0.50	0.56	0.69	(10.7)	(27.5)
Payroll Support Programs grant recognition	(1.12)	(2.21)	—	(49.3)	NM
Operating special charges	0.01	0.95	—	(98.9)	NM
CASM	8.85	6.65	9.37	33.1	(5.5)
Operating CASM, excluding fuel	6.18	5.16	6.68	19.8	(7.5)
NM - Not meaningful

Salary and benefits expense. Salary and benefits expense increased $30.0 million, or 31.3 percent, for the third quarter 2021 when compared to the same period in 2020. Although the average number of full time equivalent employees remained relatively flat year over year, overall expense increased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual that were in effect during the third quarter 2020.

When compared to the same period in 2019, salaries and benefits expense increased by $18.2 million or 16.9 percent on a relatively flat number of full time equivalent employees year over two year. On a per ASM basis, salary and benefits expense increased only 2.2 percent. The cost increases primarily relate to annual increases in crew pay and increased costs associated with irregular operations.

Aircraft fuel expense. Aircraft fuel expense increased $65.8 million, or 125.3 percent, for the third quarter 2021 compared to third quarter 2020. This is primarily due to the recovery from the COVID-19 pandemic driving increased capacity resulting in a 35.3 percent increase in fuel gallons consumed on a 25.8 percent increase in departures and a 66.7 percent increase in average fuel cost per gallon which was depressed during the pandemic.

When compared to the same period in 2019, aircraft fuel expense increased by 13.2 percent as average fuel cost per gallon increased 1.9 percent, departures increased 10.7 percent, and fuel gallons consumed increased 11.2 percent.

Station operations expense. Station operations expense for the third quarter 2021 increased $31.0 million, or 77.6 percent compared to the same period in 2020 due to increased departures of 25.8 percent and increased costs associated with irregular operations.

Compared to the same period in 2019, station operations expense increased by $27.4 million or 63.0 percent. This increase is due to an increase in departures of 10.7 percent, a 54 percent and 47 percent increase in airport and landing fees respectively, and increased costs associated with irregular operations.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2021 increased by 2.4 percent as compared to the third quarter 2020 as the average number of aircraft owned and in service increased 8.9 percent year over year.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2021 increased $16.4 million, or 116.9 percent, compared to the same period in 2020. Routine maintenance costs increased as aircraft utilization was up 11.1 percent for the quarter and the average number of aircraft in service increased 16.4 percent year over year. In addition, our maintenance expenses during the pandemic were unusually low due to reduced flying during that period.

Compared to the same period in 2019, maintenance and repairs expense increased by $5.7 million or 22.9 percent primarily due to a 20.5 percent increase in the average number of aircraft in service and a 10.7 percent increase in departures year over two year.

Sales and marketing expense. Sales and marketing expense for the third quarter 2021 increased by 176.7 percent compared to the same period in 2020, due to an increase in net credit card fees as a result of a 133.0 percent increase in passenger revenue year-over-year as well as reduced advertising spend in 2020 during the pandemic.

Compared to the same period in 2019, sales and marketing expense increased by 25.3 percent due to an 8.3 percent increase in passenger revenue compared to the same period in 2019 as well as our entrance into new marketing agreements.

Other operating expense. Other expense increased $2.6 million compared to the third quarter 2020 as increases in other operating expenses attributable to increases in service compared to 2020 more than offset decreases in expenses in our non-airline subsidiaries.

Payroll Support Programs grant recognition. We received a total of $203.9 million in funds in 2021 through the payroll support programs. Of the total, $202.2 million of these funds represent direct grants, and were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate. We recognized $49.2 million as an offset to operating expense on our statement of income during the third quarter of 2021.

During 2020, we received $176.9 million in funds through the payroll support program and recognized a $77.9 million offset to operating expense on our statement of income for the third quarter 2020.

Special charges. Special charges of $0.3 million were recorded within operating expenses for the third quarter 2021 compared to $33.6 million for the same period in 2020. The special charges relate to expenses that were unique and specific to COVID-19. These charges in 2021 include accelerated depreciation on airframes and engines resulting from an accelerated retirement plan. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information on the special charges recorded in 2020.

Interest Expense

Interest expense for the quarter ended September 30, 2021 increased by $4.7 million, or 39.0 percent over third quarter 2020, due to new fixed rate debt and finance lease transactions entered into during the pandemic.

Income Tax Expense

Our effective tax rate was 21.9 percent and 34.8 percent for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The effective tax rate for the three months ended September 30, 2020 was primarily due to the tax accounting impact of the CARES Act which allowed us to carryback the 2020 net operating loss at the 35.0 percent rate applicable in earlier years.

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

Operations during the nine months ended September 30, 2020 consisted of two months of pre-pandemic activity and the period from March 2020 through September 2020 which was substantially impacted by the pandemic. The comparisons below of the results for the nine month periods ended September 30, 2021 and September 30, 2020 should be read with this in mind.

As comparisons of our 2021 results to periods during 2020 reflect disproportionate changes due to the impact of the pandemic on air travel, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2021, passenger revenue increased 66.0 percent compared with the same period in 2020. The increase is primarily attributable to the effects of COVID-19 in 2020, where a significant decline in passenger demand impacted operations from March to September 2020. Scheduled service passengers and average base fares in the current period are up 53.1 percent and 10.3 percent, respectively, over the same period in 2020.
As compared to the same period in 2019, passenger revenue decreased by 11.2 percent, as the impact of a 16.4 percentage point decline in scheduled service load factor was partially offset by an 8.0 percent increase in capacity.
Air ancillary average fare for the nine months ended September 30, 2021 increased by 6.5 percent when compared to 2020 and 10.1 percent when compared to 2019, the increase over 2019 more than offsetting a 4.8 percent decline in average base fares. The increase is primarily driven by an increased take rate on bundled products.
Third party products revenue. Third party products revenue for the nine months ended September 30, 2021 increased 71.1 percent over the same period in 2020 and 14.2 percent when compared to 2019. The increase from 2020 is primarily the result of greater travel demand for rental cars and hotels than the early part of the pandemic. The increase from 2019 is attributable to growth in our co-branded credit card revenues, which more than offset declines in rental car days and hotel room nights.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2021 increased 37.3 percent compared with the same period in 2020. This is primarily due to a 28 percent increase in related departures due to increased charter activity. During the nine months ended September 30, 2021, ad-hoc charters increased by 246.9 percent over 2020 levels and we benefited from March Madness flying which did not occur in the prior year due to the pandemic.

Fixed fee contract revenue for the nine months ended September 30, 2021 as compared to the same period in 2019 decreased by 44.1 percent due to continuing depressed demand for group charters compared to pre-pandemic periods.

Other revenue. Other revenue decreased by 87.0 percent for the nine months ended September 30, 2021, when compared to the same period in 2020. The decrease is due to decreased activity in the non-airline subsidiaries, including the closure of the family entertainment centers and the sale of our Teesnap golf management business in the second quarter 2021.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,			Percent Change
Unitized costs (in cents)	2021	2020	2019	YoY	Yo2Y
Salary and benefits	2.80	3.09	2.78	(9.4)%	0.7%
Aircraft fuel	2.38	1.72	2.65	38.4	(10.2)
Station operations	1.31	1.10	1.05	19.1	24.8
Depreciation and amortization	1.03	1.35	0.93	(23.7)	10.8
Maintenance and repairs	0.59	0.50	0.56	18.0	5.4
Sales and marketing	0.39	0.36	0.48	8.3	(18.8)
Aircraft lease rentals	0.12	0.06	—	100.0	NM
Other	0.43	0.71	0.60	(39.4)	(28.3)
Payroll Support Programs grant recognition	(1.55)	(1.55)	—	—	NM
Operating Special charges	0.02	2.86	—	(99.3)	NM
CASM	7.52	10.20	9.05	(26.3)	(16.9)
Operating CASM, excluding fuel	5.14	8.48	6.40	(39.4)	(19.7)

Salary and benefits expense. Salary and benefits expense increased $62.4 million, or 20.6 percent, for the nine months ended September 30, 2021 compared to the same period in 2020. Although the average number of full-time equivalent employees remained relatively flat year over year, expense increased due to temporary voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual that were in effect during the nine months ended September 30, 2020.

Salary and benefits expense increased by $25.1 million or 7.4 percent as compared to the nine months ended September 30, 2019. Although the average number of full time equivalent employees remained relatively flat, overall expense increased primarily due to annual increases in crew pay.

Aircraft fuel expense. Aircraft fuel expense increased $142.0 million, or 84.1 percent, for the nine months ended September 30, 2021 compared to the same period in 2020. This is primarily due to the recovery from the COVID-19 pandemic as departures increased by 33.6 percent resulting in an increase of 36.2 percent in fuel gallons consumed. The increase is also driven by a 35.1 percent increase in average fuel cost per gallon.
Aircraft fuel expense decreased by $13.6 million or 4.2 percent for the nine months ended September 30, 2021 compared to the same period in 2019. This is primarily driven by a decrease in average fuel cost per gallon of 6.4 percent, offset by a 4.1 percent improvement in available seat miles per gallon.
Station operations expense. Station operations expense for the nine months ended September 30, 2021 increased $62.9 million or 58.0 percent primarily due to a 33.6 percent increase in departures, increased costs associated with irregular operations, and increased airport and landing fees.

As compared to the nine month period ended September 30, 2019, station operations expense increased by $42.9 million or 33.4 percent due to a 5.3 percent increase in departures, increased costs associated with irregular operations and airport fees.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2021 increased $1.8 million or 1.4 percent as compared to the same period in 2020 due to an increase of 7.9 percent in the average number of owned aircraft in service.

When compared to the nine months ended September 30, 2019, depreciation and amortization expense increased 17.5 percent as the average number of aircraft in service during the period increased 20.8 percent.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2021 increased by $27.6 million or 56.4 percent compared to the same period in 2020. This is primarily due to a 10.3 percent increase in the average number of aircraft in service and a 22.4 percent increase in utilization year over year.

As compared to the nine months ended September 30, 2019, maintenance and repairs expense increased by $7.9 million or 11.6 percent as the number of aircraft in service increased by 20.8 percent, offset by the effect of a 13.4 percent decrease in utilization year over two year.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2021 increased 45.2 percent compared to the same period in 2020. In 2020, advertising spend was intentionally pulled back beginning in March due to the pandemic. There was also an increase in net credit card fees in the current year as a result of a 66.0 percent increase in passenger revenue year over year.

As compared to the nine months ended September 30, 2019, sales and marketing expense decreased by 13.2 percent due to our efforts to more adeptly deploy advertising spend.

Other expense. Other expense decreased by $14.6 million or 20.7 percent year over year, due to decreased activity in our non-airline subsidiaries.

Payroll Support Programs grant recognition. We received a total of $203.9 million during the nine months ended September 30, 2021 through the payroll support programs. The direct grants were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate.

During the first nine months of 2020, we received $176.9 million in funds through the payroll support program and recognized a $152.4 million offset to operating expense on our statement of income for the nine months ended September 30, 2020.

Special charges. Special charges of $2.9 million were recorded within operating expenses for the nine months ended September 30, 2021 compared to $280.9 million for the same period in 2020. The special charges relate to expenses that were unique and specific to COVID-19. These charges in 2021 include accelerated retirements of five airframes and eight engines and an impairment loss on a building associated with the Allegiant Nonstop familiy entertainment line of business. Special charges recorded in the first nine months of 2020 included accelerated retirements of aircraft and airframes, a loss on the sale-leaseback transaction we would not likely have transacted absent cash conservation efforts as a result of COVID, salary and benefits expense, and other various expenses during the nine months ended September 30, 2020. See Note 2 of the Notes to Consolidated Financial Statement (unaudited) for further information.

Non-operating special charges. Special charges of $26.6 million were recorded within non-operating expenses for the nine months ended September 30, 2020. We did not have any non-operating special charges for the same period in 2021. Of these special charges in 2020, $19.8 million related to the termination of the loan agreement with Sixth Street Partners (formerly TSSP) intended to finance the development of Sunseeker Resorts Charlotte Harbor. The remaining $6.8 million related to impairment charges for Sunseeker Resort during the first quarter 2020. These charges were reclassified from operating special charges to non-operating special charges for the nine months ended September 30, 2020.

Income Tax Expense

We recorded a $40.3 million tax expense (22.2 percent effective tax rate) compared to a ($166.6 million) tax benefit (51.8 percent effective tax rate) for the nine months ended September 30, 2021 and 2020 respectively. The 22.2 percent effective tax rate for the nine months ended September 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The 51.8 percent effective tax rate for the nine months ended September 30, 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $40.9 million discrete federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the 2020 net operating loss at a 35.0 percent rate applicable in earlier years.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,			Percent Change (1)
	2021	2020	2019	YoY	Yo2Y
Operating statistics (unaudited):
Total system statistics:
Passengers	3,872,651	2,016,241	3,806,369	92.1%	1.7%
Available seat miles (ASMs) (thousands)	4,441,201	3,521,508	3,888,400	26.1	14.2
Operating expense per ASM (CASM) (cents)	8.85	6.65	9.37	33.1	(5.5)
Fuel expense per ASM (cents)	2.67	1.49	2.69	79.2	(0.7)
Operating CASM, excluding fuel (cents)	6.19	5.15	6.68	20.2	(7.3)
ASMs per gallon of fuel	82.5	88.5	80.3	(6.8)	2.7
Departures	30,663	24,365	27,707	25.8	10.7
Block hours	67,398	52,238	59,678	29.0	12.9
Average stage length (miles)	829	834	823	(0.6)	0.7
Average number of operating aircraft during period	105.6	90.7	87.6	16.4	20.5
Average block hours per aircraft per day	7.0	6.3	7.4	11.1	(5.4)
Full-time equivalent employees at end of period	4,246	4,275	4,267	(0.7)	(0.5)
Fuel gallons consumed (thousands)	53,850	39,786	48,443	35.3	11.2
Average fuel cost per gallon	$2.20	$1.32	$2.16	66.7	1.9

Scheduled service statistics:
Passengers	3,834,956	2,003,648	3,753,611	91.4	2.2
Revenue passenger miles (RPMs) (thousands)	3,302,519	1,714,622	3,170,826	92.6	4.2
Available seat miles (ASMs) (thousands)	4,312,893	3,449,339	3,687,473	25.0	17.0
Load factor	76.6%	49.7%	86.0%	26.9	(9.4)
Departures	29,593	23,710	26,238	24.8	12.8
Block hours	65,296	51,057	56,576	27.9	15.4
Average seats per departure	174.3	173.2	170.8	0.6	2.0
Yield (cents) (2)	6.04	4.76	6.42	26.9	(5.9)
Total passenger revenue per ASM (TRASM) (cents)(3)	10.40	5.60	11.10	85.7	(6.3)
Average fare - scheduled service(4)	$52.05	$40.75	$54.20	27.7	(4.0)
Average fare - air-related charges(4)	$58.45	$50.04	$50.03	16.8	16.8
Average fare - third party products	$6.40	$5.66	$4.85	13.1	32.0
Average fare - total	$116.91	$96.45	$109.08	21.2	7.2
Average stage length (miles)	834	839	824	(0.6)	1.2
Fuel gallons consumed (thousands)	52,249	38,853	46,038	34.5	13.5
Average fuel cost per gallon	$2.20	$1.32	$2.17	66.7	1.4
Rental car days sold	366,407	255,800	482,944	43.2	(24.1)
Hotel room nights sold	66,626	44,655	99,991	49.2	(33.4)
Percent of sales through website during period	95.4%	92.3%	93.1%	3.1	2.3
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Defined as scheduled service revenue divided by revenue passenger miles.
(3) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(4) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Nine Months Ended September 30,			Percent Change (1)
	2021	2020	2019	YoY	Yo2Y
Operating statistics (unaudited):
Total system statistics:
Passengers	9,906,371	6,464,949	11,426,183	53.2%	(13.3)%
Available seat miles (ASMs) (thousands)	13,049,732	9,809,934	12,245,704	33.0	6.6
Operating expense per ASM (CASM) (cents)	7.52	10.20	9.05	(26.3)	(16.9)
Fuel expense per ASM (cents)	2.38	1.72	2.65	38.4	(10.2)
Operating CASM, excluding fuel (cents)	5.14	8.48	6.41	(39.4)	(19.8)
ASMs per gallon of fuel	85.6	87.6	82.2	(2.3)	4.1
Departures	87,854	65,766	83,454	33.6	5.3
Block hours	197,581	147,350	187,829	34.1	5.2
Average stage length (miles)	852	862	858	(1.2)	(0.7)
Average number of operating aircraft during period	101.6	92.1	84.1	10.3	20.8
Average block hours per aircraft per day	7.1	5.8	8.2	22.4	(13.4)
Full-time equivalent employees at end of period	4,261	4,275	4,267	(0.3)	(0.1)
Fuel gallons consumed (thousands)	152,464	111,929	148,980	36.2	2.3
Average fuel cost per gallon	$2.04	$1.51	$2.18	35.1	(6.4)

Scheduled service statistics:
Passengers	9,838,512	6,424,331	11,307,004	53.1	(13.0)
Revenue passenger miles (RPMs) (thousands)	8,657,151	5,747,639	9,964,948	50.6	(13.1)
Available seat miles (ASMs) (thousands)	12,739,769	9,588,031	11,800,788	32.9	8.0
Load factor	68.0%	59.9%	84.4%	8.1	(16.4)
Departures	85,303	63,877	80,149	33.5	6.4
Block hours	192,481	143,651	180,674	34.0	6.5
Average seats per departure	173.8	172.7	171.0	0.6	1.6
Yield (cents) (2)	6.53	5.83	6.85	12.0	(4.7)
Total passenger revenue per ASM (TRASM) (cents)(3)	9.30	7.44	11.18	26.9	(16.8)
Average fare - scheduled service(4)	$57.48	$52.12	$60.40	10.3	(4.8)
Average fare - air-related charges(4)	$56.79	$53.32	$51.56	6.5	10.1
Average fare - third party products	$6.22	$5.57	$4.74	11.7	31.2
Average fare - total	$120.49	$111.00	$116.70	8.5	3.2
Average stage length (miles)	857	867	861	(1.2)	(0.5)
Fuel gallons consumed (thousands)	148,578	109,082	143,433	36.2	3.6
Average fuel cost per gallon	$2.01	$1.50	$2.17	34.0	(7.4)
Rental car days sold	1,046,751	872,382	1,495,502	20.0	(30.0)
Hotel room nights sold	195,535	149,431	319,197	30.9	(38.7)
Percent of sales through website during period	93.8%	93.2%	93.4%	0.6	0.4
(1) Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2) Defined as scheduled service revenue divided by revenue passenger miles.
(3) Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(4) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.1 billion at September 30, 2021, from $685.2 million at December 31, 2020. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

During the nine months ended September 30, 2021, we received a total of $203.9 million in assistance through the payroll support programs.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $1.68 billion as of December 31, 2020 to $1.59 billion as of September 30, 2021. During the nine months ended September 30, 2021, we borrowed $149.1 million and we made principal payments of $239.6 million, including $53.9 million on our senior secured revolving credit facility that matured on March 31, 2021 and a $57.0 million prepayment of debt secured by aircraft.

Despite lower revenues and profitability caused by the pandemic compared to pre-pandemic periods, our total debt and finance lease obligations declined by 5.4 percent from December 31, 2020 to September 30, 2021.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2021, our operating activities provided $373.6 million of cash compared to $276.7 million during the same period of 2020. This change is mostly attributable to a $296.4 million increase in net income offset by the impact of special charges in 2020 and changes in current assets and liability accounts.

Investing Activities. Cash used in investing activities was $513.3 million during the nine months ended September 30, 2021 compared to $209.1 million for the same period in 2020. The change is due to an increase of $258.9 million of purchases of investment securities, net of maturities, and $78.2 million related to proceeds from sale-leaseback transactions during the nine months ended September 30, 2020 compared to no such transactions in 2021. Purchases of property and equipment were $32.1 million less in the current year.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2021 was $205.4 million, compared to $81.1 million for the same period in 2020. The year-over-year change is mostly due to the equity offering completed on May 10, 2021 which resulted in the receipt of $335.1 million in cash. This was offset by the net effect of debt activity, as principal payments and debt issuance costs exceeded debt proceeds by $133.7 million during the nine months ended September 30, 2021, compared to $121.6 million of debt proceeds (net of related costs) in excess of principal payments during the same period in 2020. Additionally, there were no share repurchases or dividends paid in the first nine months of 2021, where there was $33.8 million and $11.4 million of such activity, respectively, in the same period of 2020.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2021. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2020 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2021 represented 31.7 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three and nine months ended September 30, 2021, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $11.9 million and $30.8 million respectively. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2021, we had $0.95 billion of variable-rate debt, including current maturities and without reduction for $13.8 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $7.7 million for the nine months ended September 30, 2021.

Item 4. Controls and Procedures

As of September 30, 2021, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) We did not repurchase any common stock during the third quarter 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company as amended on October 18, 2021 (2)
12	Calculation of Ratio of Earnings to Fixed Charges of Allegiant Travel Company
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Incorporated by reference to Exhibit filed with Registration Statement #333-134145 filed by the Company with the Commission and amendments thereto.
(2) Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on October 18, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	October 28, 2021	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer