Form 10-K
period 2021-12-31
Allegiant Travel CO
filed 2022-03-01
CIK 1362468

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $3.0 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 14, 2022 was 18,112,028.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 22, 2022, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 74.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2021

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expenses, revenues, earnings, ASM growth, fuel consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, timing of aircraft deliveries and retirements, number of possible future markets that may be served, the implementation of a joint alliance with Viva Aerobus, the development of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us as a result of accepting grants and loans under government payroll support programs, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of governmental regulations on the airline industry, the ability to finance aircraft under contract, the ability to obtain necessary U.S. and Mexican government approvals to implement the announced alliance with Viva Aerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop and finance a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

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

In connection with our leisure travel focus, we have recommenced the construction of our Sunseeker Resort in Southwest Florida. In October 2021, we entered into a credit agreement with affiliates of Castlelake L.P. to finance up to $350 million of the remaining construction cost. With this funding, we expect to open the Resort in early 2023.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation.  We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 14, 2022, our operating fleet consisted of 110 Airbus A320 series aircraft. As of that date, we were selling travel on 615 routes to 132 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services.  We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the Passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from the co-branded Allegiant World Mastercard® credit card and our non-card loyalty program.

Third party products and services.  We offer third party travel products such as hotel rooms and ground transportation (rental cars and hotel shuttle products) for sale to our passengers. The marketing component of revenue related to our co-branded credit card is also included for in this category.

Fixed fee contract air transportation.  We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Other revenue. We have generated revenue from our non-airline activities including our Sunseeker Resort related golf course (temporarily closed since March 2020 and now under renovation), family entertainment centers (no longer operated, having all been closed in 2020), and our management solution to golf courses around the country (business sold in April 2021).

Allegiant 2.0

We continue to sharpen our focus on offerings to meet more of the travel and leisure needs of our customers. We have coined this next stage of our Company strategy as "Allegiant 2.0" which includes the following Company goals:
–maintaining our foundation of providing affordably accessible air travel while refining and strengthening our air travel product;
–expanding our already broad domestic network as we have identified more than 1,400 incremental routes of which approximately 80 percent currently have no non-stop service;
–seeking to offer (subject to government approval) transborder international scheduled service into Mexico through our partnership with Viva Aerobus;
–utilizing our customer data to capture accretive, asset-light direct-to-consumer revenue opportunities;
–transforming our eCommerce strategy to seek to create a frictionless experience for our customers and drive increased air ancillary and third party revenue generation;
–expanding our co-branded credit card program with the launch in August 2021 of our first-ever non-card loyalty program;
–expanding our travel company focus and offerings with the construction of Sunseeker Resort-Charlotte Harbor (construction having recommenced in August 2021).
–refining our marketing investment dollars by entering into dynamic agreements, such as the naming rights agreement with the Raiders of the National Football League for Allegiant Stadium in Las Vegas

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is http://www.allegiant.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Unique Business Model

We have developed a unique business model that primarily focuses on leisure travelers in under-served cities. The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industries. Our focus on the leisure customer allows us to eliminate the significant costs associated with serving a wide variety of customers and to concentrate our product appeal on a customer base which is under-served by traditional airlines. We have consciously developed a business model which distinguishes us from the traditional airline approach:

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

By separating base airfare from our air-related services and products such as baggage fees, advance seat assignments, travel protection, change fees, priority boarding, and food and beverage purchases, we are able to lower our airfares and target leisure travelers who are more concerned with price and the ability to customize their experience with us by only purchasing the additional conveniences they value. This strategy allows us to generate additional passenger revenues from our customers' decisions to purchase these ancillary products.
We have established a broad route network with a national footprint, providing service on 593 routes between 98 origination cities and 33 leisure destinations, and serving 43 states as of February 14, 2022. As of this same date, we were selling 615 routes. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint, coupled with our low frequency scheduling, provides us with a diversified, resilient network. We operate to more cities than any non-legacy carrier, protecting us against overexposure to any one geographic location. Our 23 bases (including Flint and Appleton starting in February and March 2022, respectively) provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 14, 2022, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

Bellingham
Kalispell
Spokane
Portland
Pasco
Missoula
Great Falls
Minot
Grand Forks
Eugene
Redmond
Fargo
Bismarck
Bozeman
Billings
Medford
Boise
St. Cloud
Minneapolis
Idaho Falls
Rapid City
Sioux Falls
San Francisco / Oakland
Reno
Stockton
Ogden
Provo
Grand Island
Monterey
Fresno
Denver
Grand Junction
Las Vegas
Santa Maria
Los Angeles
Palm Springs
Santa Ana / Orange County
San Diego
Phoenix / Sky Harbor
Phoenix / Mesa
Albuquerque
Amarillo
Tucson
El Paso
Omaha
Des Moines
Cedar Rapids
Rockford
Moline
Peoria
Bloomington
Springfield
Kansas City
Wichita
Tulsa
Oklahoma City
Springfield
Northwest Arkansas
Little Rock
Memphis
Belleville
Evansville
Owensboro
Nashville
Chattanooga
Shreveport
Austin
San Antonio
Houston
Laredo
McAllen
New Orleans
Gulfport / Biloxi
Destin / Ft. Walton Beach
Appleton
Chicago
Grand Rapids
Flint
Traverse City
Toledo
South Bend
Fort Wayne
Indianapolis
Cincinnati
Louisville
Dayton
Columbus
Akron -Canton
Pittsburgh
Huntington
Lexington
Tri-Cities
Knoxville
Asheville
Greenville / Spartanburg
Plattsburgh
Bangor
Portsmouth
Boston
Providence
Syracuse
Rochester
Niagara Falls
Albany
Elmira
Newburgh
New York City
State College
Allentown
Harrisburg
Hagerstown
Washington, D.C. / Baltimore
Clarksburg
Washington D.C. / Dulles
Richmond
Norfolk
Roanoke
Raleigh/Durham
Greensboro
Concord
Myrtle Beach
Charleston
Savannah/Hilton Head
Jacksonville
Orlando / Sanford
Melbourne
Tampa / St. Pete
West Palm Beach
Sarasota / Bradenton
Fort Lauderdale
Fort Myers / Punta Gorda
Key West

We have identified up to 1,400 additional domestic routes which we could target in the future to further expand our network.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $64.73 per passenger in 2021. We own and manage our own eCommerce platform, which gives us the ability to modify our system to enhance third party product offerings based on specific needs, without being dependent on non-customized product upgrades from outside suppliers. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Focus on leisure traffic from under-served cities

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

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our markets, travelers previously faced high airfares and cumbersome connections, or long drives, to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. Our ability to quickly adjust capacity helps us maintain profitability in the dynamic travel industry. Because of highly variable cost structure, our flexibility allows us to uniquely match capacity with the demand environment.
Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2021, during our peak demand period in July, we averaged 9.4 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 4.9 system block hours per aircraft per day.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2021, we were able to profitably fly a disproportionately low 13.1 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

To effectively hedge against fuel cost increases during periods of high fuel cost, we consider reducing capacity which allows us to raise average fares due to supply-demand dynamics and thereby offset the fuel cost increase.

Our strong revenue production from ancillary items, coupled with our ability to rapidly deploy or contract capacity, has allowed us to consistently operate profitably and produce industry leading margins in challenging macro environments, including periods of high fuel prices, economic recession and a pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry, particularly as a solely leisure focused carrier. Our ASMs increased 8.1 percent in 2021 compared to 2019. Our adjusted operating expense per available seat mile ("CASM") was 9.12¢ in 2021 versus 9.13¢ in 2019. Excluding the cost of fuel, our adjusted operating CASM was 6.60¢ in 2021 versus 6.48¢ in 2019.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by primarily owning our aircraft. As of February 14, 2022, we own or finance lease all but 15 of the aircraft in our operating fleet. In addition, we believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs.

We primarily purchase used aircraft with meaningful remaining useful lives, at reduced prices. As of February 14, 2022, our operating fleet consists of 110 Airbus A320 series aircraft, of which 97 were acquired used.

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complimentary with our low cost strategy. Our intent to retain ownership of the aircraft, coupled with the longer useful life for depreciation purposes should result in similar ownership expense when compared with a used aircraft in our fleet. In addition, the expected fuel savings of up to 20 percent, improved operational reliability, and other savings expected from the use of these new aircraft should aid in improving our overall low cost structure.

Low distribution costs. Our nontraditional marketing approach results in very low distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 94.7 percent of our scheduled service revenue during 2021.

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
Simple product. We believe offering a simple product is critical to achieving low operating costs. As such, we sell only nonstop flights; we do not currently code-share or interline with other carriers; we have a single class cabin; we do not provide any free catered items - everything on board is for sale; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.

Under-served market airports. Our business model focuses on residents of under-served cities in the United States. Typically, the airports in these cities have lower operating costs than airports in larger cities. These lower costs are driven by less expensive passenger facilities, landing, and ground service charges. In addition to inexpensive airport costs, many of our airports provide marketing support.

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

Ancillary product offerings

We believe many leisure travelers are concerned primarily with purchasing air travel at the least expensive price. As such, we offer the unbundling of the air transportation product by charging fees for services many U.S. airlines have historically only bundled in their base fare. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. Our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

We offer various bundled ancillary products whereby customers can elect to purchase multiple ancillary products at a discount.

Revenue from ancillary items will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and airport shuttle service. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have partnered exclusively with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel, which generated approximately 58 percent of our third party products revenue in 2021. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2021, we had $1.19 billion of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations (net of related costs) of $1.74 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $557.5 million as of December 31, 2021, a 42.8 percent decrease from the $973.8 million balance as of December 31, 2020. Based on our assumptions about the future impact of COVID-19 on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we expect to meet our cash obligations as well as remain in compliance with the debt covenants in our existing financing agreements for the next 12 months given our current level of unrestricted cash and short-term investments, our anticipated access to liquidity, and projected cash flows from operations.

Our financial position and discipline regarding use of capital allow us to have greater financial flexibility to grow our business and to efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes we are selling as of February 14, 2022 are summarized below (includes 593 routes we are currently serving, and 22 new announced routes on which will begin service in 2022):

Routes to Orlando	69
Routes to Las Vegas	63
Routes to Tampa/St. Petersburg	59
Routes to Punta Gorda	55
Routes to Phoenix	54
Routes to Destin	37
Routes to Los Angeles	42
Other routes	236
Total routes	615

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

Automation is key to this strategy as we continue to enhance our capabilities. Our redesigned website and mobile app streamline the booking process and strengthen our ability to sell air ancillary and third party products. Additionally, we expect other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

Our direct-to-customer distribution method also enables us to gather valuable customer data. In addition to helping us better understand our customers, we utilize data like customer email addresses to market our products and services in a cost-effective way. Database marketing opportunities span the full customer journey including the time of travel purchase, between purchase and travel, and after travel is complete. To this end, we entered into a multi-year collaboration with Amazon Web Services to strengthen customer engagement through increased personalization across our digital channels, while affording a more elastic, reliable IT infrastructure with significant development advantages for marketing as well as for other business units across the company.

Beyond allegiant.com, we market our products and services through a combination of digital and traditional advertising including radio and television. Whether introducing new service to a community or promoting existing routes, our advertising is often supported by airport authorities and destination marketing organizations. We continue to see benefit from these cooperative marketing campaigns, as well as from high-profile sponsorships like Allegiant Stadium. Underpinning our advertising efforts, high-profile sponsorships add credibility to our brand, drive new customer acquisition and enhance our national profile.

Our co-branded Allegiant World Mastercard® incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like complimentary priority boarding. Cardholders are among our most engaged customers and book air ancillary and third party products at a higher rate than other customers. Our non-card loyalty program, Allways Rewards™, launched in August 2021, allows us to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in customer loyalty and increased revenues over time.

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

We believe our under-served city strategy and less than daily service has reduced the intensity of competition we might otherwise face. As of February 14, 2022, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport and at 11 other airports in our network. We and Sun Country Airlines are the only mainline domestic scheduled carriers serving Phoenix Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airport for Orlando, Phoenix, Fort Myers, and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of February 3, 2022, we face mainline competition on approximately 27 percent of our operating and announced routes. We overlap with Southwest Airlines on 119 routes, Frontier Airlines on 60 routes, Spirit Airlines on 34 routes, American Airlines on 19 routes, Delta Airlines on 16 routes, Breeze Airways on 12 routes, United Airlines on ten routes, JetBlue Airlines on nine routes, Sun Country Airlines on seven routes and Alaska Airlines on two routes. In many cases, we face competition from more than one other airline on the same route, resulting in a total of 167 competitive routes as of that date. We may also experience additional competition based on recent route announcements of other airlines.

Indirectly, we compete with various carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connecting flights to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the cities we serve.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service, reputation, and schedule flexibility.

Environmental, Social and Governance (ESG)

We recognize our responsibility to reduce environmental impact from our operations. As an integrated travel company with an expanding airline business, we believe that solidifying our commitment to ESG efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. In 2022, we entered a 3-year partnership with Schneider Electric to develop a comprehensive ESG program. Through this partnership, we will:

–Identify and prioritize relevant ESG topics through a materiality assessment
–Establish ESG goals and environmental goal achievement plans
–Develop inaugural ESG report referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks
–Provide ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions using Schneider Electric’s EcoStruxureTM Resource Advisor
–Support the communications efforts around our ESG program

In addition, we made recent investments in several ESG areas that will enable us to build a more resilient business, drive greater efficiencies and give back to our communities. These include the following:

–Environmental: Agreed to purchase 50 Boeing 737 aircraft, which burn up to 20% less fuel than our existing Airbus A320 fleet.
–Social: Sponsored Girls in Aviation Day in partnership with Women in Aviation Las Vegas and resumed in-kind travel for Make-a-Wish kids and their families in late 2021. Donated portions of proceeds from pink in-flight refreshment sales in October to the National Breast Cancer Foundation.
–Governance: Sought greater boardroom diversity and, as a result, achieved a board membership that is 25 percent female and 12.5 percent ethnically diverse. Selected Amazon Cloud Services (AWS) as our preferred cloud provider to ensure greater security and reliability in its IT infrastructure.

Environment

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. In 2013, we began the process of transitioning our fleet from a mixture of MD-80 aircraft and Boeing 757 aircraft to an all-Airbus fleet with the transition concluding in November of 2018. Throughout this transition period and continuing through 2021, we saw significant improvement in fuel efficiency. During 2021, we consumed 205 million gallons of fuel averaging 85.4 ASMs per gallon of fuel, a 36 percent improvement when compared to 2012. We recently announced an agreement with Boeing and CFM International to purchase 50 Boeing 737 aircraft powered by LEAP 1-B engines, with deliveries beginning mid-2023. This aircraft is expected to burn up to 20 percent less fuel than our existing fleet, while offering increased seating capacity.

As of December 31, 2021, the composition of our fleet included a mix of A319 and A320 aircraft with seat configurations ranging from 156 to 186 seats, some of which are fitted with fuel-efficient Sharklets. As we grow the fleet over the next several years, the preference will be to continue adding 186-seat Airbus aircraft in addition to our Boeing 737 order. We expect to continue to see modest improvements in fuel efficiency due to further upgauging.

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

• Single engine taxi in and out, as time permits
• Constant descent angle approach, as permitted by air traffic
• Flaps 3 for landing, an Airbus green procedure creating less drag during the landing process, conditions permitting
• Idle thrust reverse for landing, conditions permitting
• Auxiliary power unit fuel optimization
• Route optimization
• Data collection by aircraft to identify performance deterioration and rectify where necessary
• Trial of several electric ground handling equipment

In addition to the above initiatives, the Fuel Steering Committee is currently researching sustainable aviation fuel to see if this could be a viable option on some of our routes.

Unlike many air carriers focused on business travel, our strategy is to provide access to affordable travel for leisure travelers who highly value their vacations and are likely to take vacations in any economic environment. We are a low utilization air carrier focusing on leisure travel, thus we seek to closely match our available capacity with demand trends in providing only non-stop service from under-served cities to leisure destinations. By way of example, in 2021 during our peak demand period in July, we averaged 9.4 system block hours per aircraft per day while in September, we averaged only 4.9 system block hours per aircraft per day when leisure demand is seasonally lower. This practice of significantly reduced flying during the off-peak periods leads to consistently high load factors, and further enhances fuel efficiency. During 2021, we consumed roughly 16.6 gallons of fuel per thousand revenue passenger miles compared with an industry average of 18.9 gallons per thousand revenue passenger miles, or 12 percent more efficient on a revenue passenger mile basis. We offer all non-stop flights, directly from 132 cities as of February 14, 2022, providing service in many markets abandoned or under-served by larger carriers. If not for Allegiant, many of the customers we serve would not have access to direct flights by virtue of either geography or price point. Prior to our initiation of service on these routes, many of these passengers either traveled by car, which is significantly less fuel efficient than air travel, or traveled by car to larger airports to fly, where higher cost connecting flights were the only option. As fuel consumption is greatest during take-off, the ability to travel to the destination with a single take-off, as opposed to at least two take-offs on connecting flights, is more fuel efficient.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not used financial derivative products to hedge our exposure to fuel price volatility in over 15 years, nor do we have any plans to do so in the future. Our largely variable cost structure allows us to adjust to capacity accordingly based on the fuel environment.

Data Security

We continue to invest heavily in cyber-security, cyber-risk, vendor-risk and privacy initiatives. We employ experienced staff dedicated to cyber-security and cyber-risk analysis, process and technology. We continue to evaluate and proactively implement new preventive and detective processes and technologies including forward-looking threat intelligence and data-centric security measures.

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

Employees

As of December 31, 2021, we employed 4,458 full-time equivalent employees, which consisted of 4,183 full-time and 550 part-time employees. Full-time equivalent employees consisted of approximately 1,100 pilots, 1,500 flight attendants, 350 airport operations personnel, 550 maintenance personnel, 200 reservation agents, 40 flight dispatchers, and 750 management and other personnel.

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

The collective bargaining agreement with our pilots is currently amendable and the parties have begun to discuss the terms of a new labor agreement for this work group.

The collective bargaining agreements for our flight attendants, dispatchers and maintenance technicians last for a contractual term of five years each, expiring in 2022, 2024 and 2026 respectively.

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
As of December 31, 2021, we had approximately 4,700 team members (including both full-time and part-time employees), of whom approximately 72 percent are in front line positions such as flight crew, mechanics or airport personnel.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members but also our customers in all things we do, and include our vigorous COVID-19 response. Additionally, our human capital focus has been externally recognized through Allegiant’s placement on Newsweek's Most Loved Workplaces 2021 and Forbes' America's 500 Best Employers in Diversity 2021.

Community Involvement

Allegiant has worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Wingz Kids Snack Pack to the organization. Beginning in 2020, the flights were suspended due to COVID-19 and have resumed as of December 31, 2021. Additionally, we donate the use of 7,500 square feet of office space at our headquarters campus to the Southern Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes. Allegiant is considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions.

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

During the COVID-19 pandemic and periodically, we provide additional support in our home community of Las Vegas, donating surplus in-flight food and beverage items such as juices, sodas and snacks to a local community food bank for distribution to families in need. We also provide flight vouchers on an annual basis to hundreds of local elementary and high school teachers as part of The Smith Center for the Performing Arts’ Heart of Education Awards program. Our goal is to help ensure that educators who continue to work tirelessly despite the incredible challenges of the pandemic have an opportunity to take a well-deserved vacation in the future.

Aircraft Maintenance

We have a Federal Aviation Administration ("FAA") approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Technicians employed by us have appropriate experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, major maintenance, and component and engine overhaul and repair. Line maintenance is generally performed by our personnel in certain cities of our network and by contractors elsewhere. We contract with FAA-approved outside organizations to provide major maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own major maintenance, engine overhaul or component work. Our management supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

Viva Aerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with Viva Aerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and Viva Aerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. We believe this alliance is consistent with the DOT's goal of providing maximum benefits to the public, as the alliance is expected to increase competition, reduce transborder fares and provide increased nonstop service for our consumers traveling between the US and Mexico.

The alliance is anticipated to add new transborder routes and nonstop competition where currently only connecting service is available. More than 250 new potential nonstop route opportunities have been identified as part of the DOT application, though specific routes targeted for service wilI be announced at a later date, following the application's approval.

We and Viva Aerobus currently expect to offer flights under the alliance beginning in the first quarter of 2023, pending governmental approval of the applications.

In addition, we have made an equity investment of $50.0 million in Viva Aerobus, and our Chairman Maurice J. Gallagher, Jr. is expected to join the Viva Aerobus board of directors. The transactions are also subject to clearance by the Mexican Federal Economic Competition Commission.

Non-Airline Initiatives

Sunseeker Resort
We are developing a resort in Southwest Florida (the "Resort" or "Sunseeker Resort"). When completed, the Resort will feature approximately 500 hotel rooms, more than 180 extended-stay suites, 55,000 square feet of meeting and conference space, 19 restaurants and bars, a rooftop pool and a ground level pool, a fitness center and spa and retail outlets along a harbor walk. We also own a golf course which is a short drive from the Resort site and is considered to be an additional Resort amenity.

Construction on the Resort began in the first quarter of 2019 and was suspended in March 2020 so that we could conserve liquidity during the pandemic. The golf course closed for renovation just before the pandemic and the renovation was suspended to conserve liquidity during the pandemic. We recommenced construction on the Resort in August 2021 and commenced the golf course renovation in November 2021. In October 2021, we entered into a credit agreement with affiliates of Castlelake L.P. to finance up to $350 million of the remaining construction cost. With this funding, we expect to open the Resort in early 2023. We expect that the renovated golf course will open simultaneously with the Resort.

Teesnap
We previously operated Teesnap as a golf course management solution. In April 2021, we closed on a transaction to sell 85 percent of Teesnap, retaining a 15 percent ownership in the business.
Family Entertainment Centers
We previously opened two family entertainment centers ("FECs") in 2019 in Clearfield, UT and Warren, MI. We closed both FECs as a result of the pandemic and we have now disposed of those assets. We will no longer pursue this business line.

Other travel and leisure initiatives
Consistent with our travel and leisure company focus, we may pursue other travel and leisure initiatives from time to time in the future.
Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment and directors and officers, workers’ compensation. We also maintain what we believe to be customary insurance on Sunseeker Resort and as required by the terms of our construction loan. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.
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

In addition, the DOT has authority to approve alliance or partnership agreements under which two or more air carriers collaborate and to grant immunity from U.S. antitrust laws for the provision of such collaboration. On December 1, 2021, we (i.e., our airline subsidiary) and Aeroenlaces Nacionales, S.A. de C.V. doing business as Viva Aerobus (“Viva”), a Mexican airline, submitted to DOT a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. The joint application explains how the proposed Allegiant-Viva alliance is expected to benefit the traveling public by bringing significant new competition and service options, including lower fares, additional capacity on existing routes, and increased overall transborder capacity in the form of nonstop flights on routes now served only via connecting service. We and Viva have asked DOT to provide final approval of the alliance agreement and to issue antitrust immunity by July 31, 2022, to help facilitate inauguration of service under the agreement in the first quarter of 2023. Some previous applications involving other carriers have taken DOT far longer to process, and there is no assurance our proposed time frame will be achieved. Nor is there assurance DOT will ultimately approve the agreement and grant antitrust immunity.

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

Security. Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. The TSA has enforcement powers similar to the DOT’s and FAA’s described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. In addition, TSA has authority over face mask requirements applicable to individuals across all U.S. public transportation networks, including at airports and onboard commercial aircraft. In August 2021 TSA extended the face mask requirement through March 18, 2022; a further extension is possible.

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

In 2022 or thereafter, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. Increasing the overall price charged to passengers could lessen demand for air travel. Additionally, federal funding to airports and/or airport bond financing could be affected through future legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases ("GHG") emitted by various aircraft, including all of the aircraft we and other air carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2021, the EPA proposed particulate matter emission standards and test procedures applicable to certain classes of jet engines (including those commonly used in the airline industry) to replace the existing smoke standards for aircraft. These proposed standards and procedures would harmonize with ICAO requirements and apply to newly-designed and in-production aircraft engines. At present, the aircraft we operate are not affected by these standards.

We anticipate that in 2022 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. In September 2021, the Biden Administration announced plans to release a comprehensive aviation climate action plan in the coming months. According to the White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. Other executive actions taken by the Administration are intended to serve the goal of reducing aviation emissions by 20% by 2030 and unlocking the potential for a zero-carbon aviation sector as of 2050. We cannot predict whether these or similar initiatives will lead to legislation that will pass the Congress or, if enacted into law, how they ultimately would apply to our operations or the airline industry.

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

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from, and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. Our proposed U.S.-Mexico alliance with Viva, described above, is subject to prior approval by Mexico’s Federal Economic Competition Commission (COFECE) in a manner generally similar to the DOT procedure; a joint application has been submitted to COFECE. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

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

Civil Reserve Air Fleet. We are a participant in the Civil Reserve Air Fleet (“CRAF”) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF participation, we are eligible to bid on and be awarded peacetime airlift contracts with the military on a preferential basis.

Item 1A. Risk Factors

Readers should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has materially and adversely affected, and may continue to materially and adversely affect, our results of operations, financial position and liquidity.

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

The extent of the impact of the COVID-19 pandemic on our business and our financial and operational performance will depend on future developments, including the duration, spread, severity and recurrences of the COVID-19 or similar viruses; the possible imposition of testing requirements before domestic travel; the duration and scope of related federal, state and local government restrictions; the availability and effectiveness of vaccines against COVID-19 and any variants of the virus; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and our access to capital during the pandemic, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state and local authorities have at various times instituted measures such as imposing self-quarantine requirements, requiring testing before entry into certain states; issuing directives forcing businesses to temporarily close, restricting air travel and issuing shelter-in-place and similar orders limiting the movement of individuals. To the extent in effect in the future, such measures may depress demand for air travel, disrupt our operations, and materially adversely affect our business.

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

Particularly during December 2021 and January 2022, widespread positive COVID tests resulted in flight crew absences which have caused us to cancel numerous flights. These cancellations resulted in unusually high irregular operations costs as we compensate passengers on company-cancelled flights for inconvenience suffered in addition to the ticket price.

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

Many attractions in the leisure destinations we serve, such as Walt Disney World in Orlando, Florida and Las Vegas hotels, temporarily closed during the pandemic, and many of these have reopened with restrictions in place, which have and will continue to impact travel to these destinations.

We have entered into agreements with the U.S. Treasury with respect to funding support pursuant to the Payroll Support Programs; pursuant to which we have agreed to certain restrictions on how we operate our business and use our cash and which could limit our ability to take actions that we otherwise might have determined to be in the best interests of our company and our shareholders.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides liquidity in the form of grants and loans to air carriers, such as to us. Additional benefits were made available to us under a section of the Consolidated Appropriations Act, 2021 (the “PSP Extension Act”) enacted in December 2020 and the American Rescue Plan Act enacted in March 2021 ("PSP3"). In April 2020, January 2021 and April 2021, we reached agreements with the Treasury with respect to funding support pursuant to the Payroll Support Programs under the CARES Act, the PSP Extension Act and PSP3. Pursuant to these agreements, we have agreed to certain restrictions on our business and operations, including the following:

We are prohibited from repurchasing our common stock and from paying cash dividends on our common stock until October 1, 2022;

We must place certain restrictions on certain higher-paid employee and executive pay, including limiting pay increases and severance pay or other benefits upon terminations, until April 1, 2023;

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

As of February 14, 2022, our operating fleet consists exclusively of 110 Airbus A320 series aircraft, of which all but 13 were acquired used. Our aircraft range from 3 to 24 years from their manufacture date at February 14, 2022, with an average age of 15 years.

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

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, malware, ransom ware, security breaches or cyber-security attacks. Although we have implemented security measures and have information systems disaster recovery plans in place, we cannot assure investors that these measures are adequate to prevent disruptions or that the insurance would cover all losses. Substantial or repeated website, reservations system, or telecommunication system failures could decrease the attractiveness of our services.

Any disruption to these systems could result in the loss of important data and revenue, increase in expenses, and harm to our business.

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constituted approximately 30.5 percent of our total operating expenses in 2021 and the average cost per gallon increased by 45.3 percent in 2021 over 2020 and has continued to increase in first quarter 2022. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs excluding the impact of the CARES Act grants constituted approximately 33.5 percent of our total operating costs in 2021, our largest expense line item. Labor costs are generally rising and it has become more difficult to find suitable candidates in the current economic environment.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 71.0 percent of our employees.

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots. The pilot agreement is now amendable and the parties are in the process of negotiating a new labor agreement.

An agreement with the Transport Workers Union for the flight attendant group was approved in 2017 and becomes amendable during 2022. We also have agreements with the International Brotherhood of Teamsters for the flight dispatchers which was approved in May 2019 and for maintenance technicians which was approved in October 2021. These agreements will impact our costs over their respective five-year contract terms.
Future union contracts with these, or other, work groups could put additional pressure on our labor costs.
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

We are developing a hotel resort in Southwest Florida. After suspension of construction during the pandemic, construction recommenced in August 2021. The successful development of the project will be subject to various risks inherent in construction projects (such as supply chain issues, cost overruns and construction delays) as well as risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

The success of our alliance with Viva Aerobus will depend on our ability to obtain necessary government approvals and other factors.

We will be able to implement the joint alliance with Viva Aerobus as planned only if the DOT grants us antitrust immunity and we receive similar approval from Mexican authorities. Although we believe we should qualify for these approvals, there can be no assurance we will be able to obtain them on a timely basis, or at all.

Many of the U.S. airports from which we hope to offer this service do not currently qualify to offer international service. The initiation of this service from these airports will depend on the airport satisfying the requirements for international service, for which we can provide no assurance.

Prior to offering international service on our website, we will need to implement the necessary systems to accommodate international travel and to meet the various requirements imposed by the U.S. and Mexico. There is no assurance that these requirements will be met in time for the expected launch of these services.

For Mexican routes to be operated by Viva Aerobus, we will be relying on them to provide our customers with the quality flight experience our customers expect when traveling on our airline. Otherwise, the success of the joint alliance and our reputation may suffer.

Increases in taxes could impact demand for our services.

In 2022, Congress may consider legislation that could increase the amount of Federal Excise Tax (“FET”) and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services.

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

The airline industry is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced discretionary spending for leisure travel. Unfavorable economic conditions could impact demand for airline travel in our under-served cities to our leisure destinations. During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor, or other operating costs, which could adversely affect our results of operations and financial condition.

Our indebtedness, debt service obligations and other commitments could adversely affect our business, financial condition and results of operations as well as limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt and operating our business.

Our debt and finance lease obligations as of December 31, 2021 totaled $1.74 billion net of related costs. In addition, in December 2021, we entered into a purchase agreement with The Boeing Company to purchase 50 Boeing 737 MAX aircraft to deliver in 2023 to 2025. This indebtedness, the Boeing purchase agreement and other commitments with debt service and fixed charge obligations could:

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

A large portion of our variable rate indebtedness ( $927.5 million of outstanding principal as of December 31, 2021) references the London interbank offered rates ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is expected to be phased out by the end of 2022. Although all of our LIBOR-based borrowings offer prepayment without penalty, uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact the cost and availability of borrowings on which we have relied and intend to rely in the future.

Covenants in our senior secured term loan, senior secured notes and construction loan could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2021, the principal balances of our Term Loan and Senior Secured Notes totaled $685.9 million and the principal balance of our Sunseeker construction loan was $175.0 million. The loan agreements contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the loan agreements contain financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio of 5.00:1.00 and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Term Loan and Senior Secured Notes with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. The Sunseeker Resort is pledged to secure a $350.0 million construction loan agreement to finance the completion of the construction of the Resort. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

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

We typically finance our aircraft through debt financing after purchase. Although we believe debt financing will be available for the aircraft we will acquire and for required pre-delivery deposits for our Boeing order, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

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

We also rely on Boeing and the owners of used aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements in a timely manner. Our planned initiation of service with these aircraft in the future could be adversely affected if the third parties fail to perform as contractually obligated.

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

Our business depends upon the efforts of our chief executive officer, Maurice J. Gallagher, Jr., president, John Redmond, and a small number of executive management and operating personnel. As of June 1, 2022, Mr. Gallagher will transition from chief executive officer to executive chairman and Mr. Redmond will assume the role of president and chief executive officer. We do not currently maintain key-man life insurance on Mr. Gallagher, Mr. Redmond or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

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

The airline industry is highly competitive. The under-served cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. If other airlines or new airline start-ups begin to provide nonstop services to and from these or similar markets, or otherwise target these or similar markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets, could impact our margins or could impact our future planned service.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, safety management systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, weight and payload limits, assumed average passenger weight, employee drug and alcohol testing, pilot and flight attendant duty time limitations, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

Over the past 13 years the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional new regulations or policies may be proposed or take effect in 2022 or thereafter, whether on DOT's initiative or as directed by Congress. We are not able to predict the impact of any new consumer protection rules on our business, though we monitor the progress of potential rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT.

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

We (i.e., our airline subsidiary) and Viva, a Mexican airline, recently submitted to DOT a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. We and Viva have asked DOT to provide final approval of the alliance agreement and to issue antitrust immunity by July 31, 2022, to help facilitate inauguration of service under the agreement in the first quarter of 2023. Some similar applications involving other carriers have taken DOT far longer to process, and there is no assurance our proposed time frame will be achieved. Nor is there assurance DOT will ultimately approve the agreement and grant antitrust immunity. Both parties have stated they do not intend to proceed under the agreement in the absence of antitrust immunity. In addition, performance under the agreement is contingent upon Mexican regulatory approval, as well as Mexico reattaining Category 1 status under the FAA’s International Aviation Safety Assessment program, a matter within the control of the FAA and the Government of Mexico. An adverse outcome in one or more of these respects would likely thwart our plans to enter the U.S.-Mexico market for a number of years, despite the effort and expense we have incurred and continue to incur on the project.

We anticipate that in 2022 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. In the past, legislation to address climate change issues as they relate to the transportation industry has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. Similarly, as recently as February 2021, legislation was introduced in the U.S. Congress to incentivize the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing emissions. In September 2021, the Biden Administration announced plans to release a comprehensive aviation climate action plan in the coming months. According to the White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. Other executive actions taken by the Administration are intended to serve the goal of reducing aviation emissions by 20% by 2030 and unlocking the potential for a zero-carbon aviation sector as of 2050. We cannot predict whether this or any similar legislation will pass the Congress or, if enacted into law, how it ultimately would apply to our operations or the airline industry.

In addition, the EPA concluded in 2016 that current and projected concentrations of GHG emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2021, the EPA proposed particulate matter emission standards and test procedures applicable to certain classes of jet engines (including those commonly used in the airline industry) to replace the existing smoke standards for aircraft. These proposed standards and procedures would harmonize with ICAO requirements and apply to newly-designed and in-production aircraft engines. At present, the aircraft we operate are not affected by these standards, although as noted, we anticipate an ever-increasing legislative and regulatory focus on aviation’s impacts on the environment. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

–the impact of pandemics and other communicable diseases on air travel and any related government restrictions impacting air travel
–fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability
–announcements concerning our competitors, new market entrants, the airline industry, or the economy in general
–strategic actions by us or our competitors, such as acquisitions or restructurings
–media reports and publications about the safety of our aircraft or the aircraft types we operate
–new regulatory pronouncements and changes in regulatory guidelines
–announcements concerning our business strategy
–our ability to grow service in the future as rapidly as the market anticipates as we continue to add more cities to our network
–general and industry-specific economic conditions
–changes in financial estimates or recommendations by securities analysts
–substantial sales of our common stock or other actions by investors with significant shareholdings
–additional issuances of our common stock
–labor costs or work actions
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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2021:

Aircraft Type	Number of In-Service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	35	156	15-18	16.4
Airbus A320	73	177/180/186	3-24	14
Total aircraft	108

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

The following details the airport locations we utilize as operational bases as of February 14, 2022:

Airport	Location
Asheville Regional Airport	Fletcher, North Carolina
Austin-Bergstrom International Airport	Austin, Texas
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Des Moines International Airport	Des Moines, Iowa
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
Harry Reid International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Punta Gorda Airport	Punta Gorda, Florida
Sarasota Bradenton International Airport	Sarasota, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St.Petersburg-Clearwater International Airport	St. Petersburg, Florida

We have plans to open bases at Bishop International Airport in Flint, Michigan and Appleton International Airport in Appleton, Wisconsin during 2022.

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations' support. We lease additional space in cargo areas at Harry Reid International Airport (Las Vegas), Nashville International Airport,

Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, Sarasota Manatee Airport, Savannah/Hilton Head International Airport, Cincinnati/Northern Kentucky International Airport, and St. Petersburg-Clearwater International Airport for our primary line maintenance operations. We also lease or own warehouse space in Las Vegas, Orlando Sanford, St. Petersburg-Clearwater, Punta Gorda, and Phoenix-Mesa for aircraft spare parts and supplies.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2022 and 2036.

Sunseeker Resort

We own approximately 24 acres on the harbor in Port Charlotte, Florida for the construction of Sunseeker Resort - Charlotte Harbor. In November 2021 we acquired an office building in Lake Suzy, Florida for Sunseeker administration. Additionally, we own a golf course consisting of 156 acres in Lake Suzy, Florida.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 14, 2022, the last sale price of our common stock was $172.33 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2021
1st Quarter	$271.29	$172.91
2nd Quarter	255.76	187.09
3rd Quarter	215.48	171.53
4th Quarter	206.40	163.60
2020
1st Quarter	$180.20	$60.06
2nd Quarter	139.68	63.50
3rd Quarter	144.87	100.10
4th Quarter	190.51	112.71

As of February 14, 2022, there were 175 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders(1)	—	N/A	240,792

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)Our 2016 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 120,396 shares of restricted stock are remaining for future issuance under the 2016 Long-Term Incentive Plan.

Dividend Policy

We paid a quarterly dividend from 2015 through first quarter 2020 when we suspended all cash dividends upon the onset of the pandemic. In addition, in connection with the Payroll Support Program Agreements we entered into with the Treasury, we are required to comply with the relevant provisions of the CARES Act, PSP Extension Act and PSP3, including those prohibiting the repurchase of common stock and the payment of cash dividends until September 30, 2022. As a result, we have not paid any dividend since the quarterly dividend which was declared and paid in first quarter of 2020.

Our Repurchases of Equity Securities

We agreed not to repurchase shares through September 30, 2022 in connection with receipt of financial support under the Payroll Support Program Agreements.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2016. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2016 and that all dividends are reinvested. Stock price performance for the historical periods presented is not necessarily indicative of future results.

280
260
240
220
200
180
160
140
120
100
80
60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
ALGT
NASDAQ Composite Index
AMEX Airline Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
ALGT	$100.00	$94.68	$63.59	$109.64	$119.19	$117.87
Nasdaq Composite Index	100.00	128.24	123.26	166.68	239.42	290.63
AMEX Airline Index	100.00	105.23	81.71	99.10	74.87	73.57

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

Item 6.  Selected Financial Data

	For the Year Ended December 31,			Percent Change (5)
Operating statistics (unaudited):	2021	2020	2019	YoY	Yo2Y
Total system statistics:
Passengers	13,637,405	8,623,984	15,012,149	58.1%	(9.2)%
Available seat miles (ASMs) (thousands)	17,490,571	13,125,533	16,174,240	33.3	8.1
Operating expense per ASM (CASM) (cents)(1)	8.26	9.68	9.13	(14.7)	(9.5)
Fuel expense per ASM (cents)	2.52	1.69	2.65	49.1	(4.9)
Operating CASM, excluding fuel (cents)(1)	5.74	7.99	6.48	(28.2)	(11.4)
ASMs per gallon of fuel	85.4	87.8	82.3	(2.7)	3.7
Departures	117,047	87,955	110,542	33.1	5.9
Block hours	264,628	196,849	248,513	34.4	6.5
Average stage length (miles)	856	862	855	(0.7)	0.1
Average number of operating aircraft during period	103.0	97.4	85.6	5.7	20.3
Average block hours per aircraft per day	7.0	5.9	8.0	18.6	(12.5)
Full-time equivalent employees at end of period	4,458	3,863	4,363	15.4	2.2
Fuel gallons consumed (thousands)	204,689	149,479	196,442	36.9	4.2
Average fuel cost per gallon	$2.15	$1.48	$2.18	45.3	(1.4)

Scheduled service statistics:
Passengers	13,509,544	8,553,623	14,823,267	57.9	(8.9)
Revenue passenger miles (RPMs) (thousands)	11,963,715	7,626,470	13,038,003	56.9	(8.2)
Available seat miles (ASMs) (thousands)	17,027,902	12,814,080	15,545,818	32.9	9.5
Load factor	70.3%	59.5%	83.9%	10.8	(13.6)
Departures	113,121	85,276	105,690	32.7	7.0
Block hours	256,991	191,732	238,361	34.0	7.8
Average seats per departure	174.2	172.8	171.1	0.8	1.8
Yield (cents)(3)	6.61	5.88	7.00	12.4	(5.6)
Total passenger revenue per ASM (TRASM) (cents)(2)	9.78	7.40	11.28	32.2	(13.3)
Average fare - scheduled service(4)	$58.50	$52.45	$61.58	11.5	(5.0)
Average fare - air-related charges(4)	$58.33	$53.02	$51.96	10.0	12.3
Average fare - third party products	$6.40	$5.43	$4.72	17.9	35.6
Average fare - total	$123.24	$110.91	$118.26	11.1	4.2
Average stage length (miles)	862	867	859	(0.6)	0.3
Fuel gallons consumed (thousands)	198,891	145,528	188,596	36.7	5.5
Average fuel cost per gallon	$2.13	$1.48	$2.18	43.9	(2.3)
Rental car days sold	1,361,123	1,132,173	1,921,930	20.2	(29.2)
Hotel room nights sold	261,158	199,059	415,593	31.2	(37.2)
Percent of sales through website during period	94.7%	93.1%	93.3%	1.6	1.5

(1)	Includes effect of special items in the years 2020 and 2021.
(2)	Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting costs and revenues on a per ASM basis.
(3)	Defined as scheduled service revenue divided by revenue passenger miles.
(4)	Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.
(5)	Except load factor and percent of sales through website, which is percentage point change.

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

“Operating CASM, excluding fuel” represents operating expenses, less aircraft fuel expense, divided by total system available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total passenger revenue per ASM” or “TRASM” represents total passenger revenue divided by scheduled service available seat miles.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2021 and 2020. Unless otherwise expressly stated, for discussion and analysis of 2019 and a comparison of our 2020 results to 2019 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2021 and 2020. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2021 Highlights

The 2021 year continued to be impacted by the COVID-19 pandemic resulting in load factor reductions and a higher than normal level of cancellations across the industry. Despite the COVID challenges, highlights during the year included:

–Expanded the network by adding 111 new routes and eight new cities bringing total routes and cities served to 608 and 133 respectively as of December 31, 2021
–After the addition of Boeing 737 MAX aircraft, the list of potential incremental routes to add to the network will exceed 1,400
–Allegiant World Mastercard voted USA Today Readers' Choice Best Airline Co-Branded Credit Card for the third consecutive year
–Reported profitability in the second, third and fourth quarters 2021 after pandemic losses
–One of only a few domestic carriers to record a profitable year
–Successful equity offering completed in the second quarter of 2021 which resulted in the receipt of $335.1 million in cash
–Announced plans for a fully-integrated Commercial Alliance Agreement with Viva Aerobus
–Entered into an agreement with Boeing to purchase 50 737 MAX aircraft, powered by CFM LEAP 1-B engines, with deliveries beginning mid-2023
–Launched the Allways Rewards non-card loyalty program during the third quarter and ended 2021 with nearly 13 million members
–Partnered with Schneider Electric after the end of the year to help develop an ESG program.
–Included on Forbes' list of America's Best Employers for Diversity in 2021

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft in our fleet as of December 31, 2021 are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2021	2020	2019
A320(1)(2)	73	61	54
A319(3)	35	34	37
Total	108	95	91

(1) Does not include nine aircraft of which we have taken delivery as of December 31, 2021 and were not in service as of that date. Of the nine aircraft, two aircraft were acquired under operating leases and four were acquired under finance leases.
(2) Includes eleven aircraft under finance lease and eleven aircraft under operating lease as of December 31, 2021.
(3) Includes four aircraft under operating lease as of December 31, 2021.

As of December 31, 2021, we are party to forward purchase agreements for 51 aircraft with one delivery expected in 2022, ten in 2023 and the remainder thereafter. Additionally, we are party to finance leases of nine aircraft expected to deliver in 2022. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

As of February 14, 2022, and including recent service announcements, we were selling seats on 615 routes serving 132 cities in 43 states. This includes our recent announcements through February 14, 2022.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2021	2020	2019
Leisure destinations	33	28	27
Origination cities	99	96	97
Total cities	132	124	124

Total routes	595	497	466

TRENDS

COVID-19

The COVID-19 pandemic has significantly impacted our operating results for the years ended December 31, 2020 and 2021 and may continue to do so into the future. We believe that demand in the foreseeable future will continue to fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.

Despite the pandemic and airline industry challenges, since the beginning of 2021 and through December 31, 2021, we have announced service on 111 new routes and to eight new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model.
Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complimentary with our low cost strategy based on of our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

Growth

We plan to continue to grow our aircraft fleet and route network and have executed agreements to acquire 69 incremental aircraft since January 1, 2021, of which 60 have yet to be delivered as of February 14, 2022. Our future profitability will be affected by the success of our growth initiatives.

Operations

Noncontrollable and controllable factors have contributed to a higher than normal level of cancellations beginning in second quarter 2021 and have resulted in increased irregular operations costs. The noncontrollable factors include labor shortages, weather, TSA delays generally and particularly at smaller airports, airport overcrowding and supply chain disruptions. Controllable issues relate to various aspects of our operations as we had to readjust to providing peak capacity while also facing a number of external issues as indicated above. We believe these issues are not unique to Allegiant nor do we believe they are systemic. Our irregular operations costs are also impacted by our policy to compensate passengers for their inconvenience in addition to the ticket price, which we believe is unique and incremental to what other airlines provide on cancellations.

We are investing incrementally in our operations in an attempt to improve performance and this may put pressure on unit costs in the near term. However, if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have begun to discuss the terms of a new labor agreement for this work group. The terms of any new collective bargaining agreement will impact our costs over the term of the contract.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

Engagement of Schneider Electric as ESG Consultant

We have entered into a three-year partnership with Schneider Electric to help us develop an Environmental, Social and Governance (ESG) program including:

–Identifying and prioritizing relevant ESG topics through a materiality assessment
–Establishing ESG goals and environmental goal achievement plans
–Developing an inaugural ESG report referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks
–Providing ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions
–Supporting the communications efforts around our ESG program

Viva Aerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with Viva Aerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and Viva Aerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. The transactions are also subject to clearance by the Mexican Federal Economic Competition Commission.

We and Viva Aerobus currently expect to offer flights under the alliance beginning in the first quarter of 2023, pending governmental approval of the applications.

Sunseeker Resort

We recommenced the construction of our Sunseeker Resort in Southwest Florida in August 2021. In October 2021, we entered into a credit agreement with affiliates of Castlelake L.P. to finance up to $350 million of the remaining construction cost. With this funding, we expect to open the Resort in early 2023.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees.

Salaries and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. The CARES Act employee retention tax credit is recorded as an offset to salaries and benefits expense.

Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses, irregular operations, and other related services.

Depreciation and amortization expense includes the depreciation of all owned fixed assets and assets recorded in connection with a finance lease, including aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

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

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, non-salary expenses for non-airline initiatives (including, Sunseeker Resort - Charlotte Harbor, and the now discontinued Allegiant Nonstop family entertainment centers and Teesnap), the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Payroll Support Programs grant recognition includes the portion of government payroll support that represents a direct grant and is recognized as a credit to operating expense on the statement of income.

Special charges include non-cash impairment charges taken in 2020 on the long-lived assets of our subsidiaries including Sunseeker Resort, Allegiant Nonstop, Teesnap and on an investment in a third party as well as other charges specifically related to COVID-19 including the non-operating special charges related to the termination of the loan agreement related to Sunseeker Resort Charlotte Harbor. Special charges taken in 2021 include charges specifically related to COVID-19. See Note 2 to the Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

2021 compared to 2020

Operations during 2020 consisted of two months of pre-pandemic activity and the period from March 2020 through December 2020 which was substantially impacted by the pandemic. The comparisons below of the results for 2021 and 2020 should be read with this in mind.

As comparisons of our 2021 results to 2020 reflect disproportionate changes due to the impact of the pandemic on air travel, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. Passenger revenue increased 75.0 percent in 2021 compared with 2020. The increase was primarily attributable to the effects of COVID-19 in 2020, where a significant decline in passenger demand impacted operations from March to December 2020. Scheduled service passengers and average base fares in 2021 were up 57.9 percent and 11.5 percent, respectively, over 2020.

As compared to 2019, passenger revenue decreased by 6.2 percent, as the impact of a 13.6 percentage point decline in scheduled service load factor was partially offset by a 9.5 percent increase in capacity as we continued to restore capacity from 2020 levels and expand our route network.
Air ancillary average fare for 2021 increased by 10.0 percent when compared to 2020 and 12.3 percent when compared to 2019, the increase over 2019 more than offsetting a 5.0 percent decline in average base fares. The increase was primarily driven by an increased take rate on bundled air ancillary products.
Third party products revenue. Third party products revenue for 2021 increased 86.1 percent over 2020 and 23.5 percent when compared to 2019. The increase from 2020 was primarily the result of greater travel demand for rental cars and hotels than the early part of the pandemic. The increase from 2019 was attributable to growth in our co-branded credit card revenues, which more than offset declines in rental car days and hotel room nights.

Fixed fee contract revenue. Fixed fee contract revenue for 2021 increased 53.3 percent compared with 2020. This was primarily due to a 37.1 percent increase in related departures due to increased charter activity when compared to 2020, which was most impacted by the pandemic. During 2021, ad-hoc charters increased by 181.1 percent over 2020 levels as we benefited from March Madness which did not occur in 2020 due to the pandemic and also the return of a full college football season.

Fixed fee contract revenue for 2021 as compared to 2019 decreased by 36.7 percent due to continuing depressed demand for group charters compared to pre-pandemic periods.

Other revenue. Other revenue decreased by 87.6 percent for 2021, when compared to 2020. The decrease is due to decreased activity in our non-airline subsidiaries, including the closure of the family entertainment centers in 2020 and the sale of our Teesnap golf management business in April 2021.

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

	Twelve Months Ended December 31,			Percent Change
Unitized costs (in cents)	2021	2020	2019	YoY	Yo2Y
Aircraft fuel	2.52	1.69	2.65	49.1%	(4.9)%
Salaries and benefits	2.77	2.88	2.78	(3.8)	(0.4)
Station operations	1.39	1.10	1.06	26.4	31.1
Maintenance and repairs	0.61	0.49	0.57	24.5	7.0
Depreciation and amortization	1.04	1.34	0.96	(22.4)	8.3
Sales and marketing	0.42	0.33	0.49	27.3	(14.3)
Aircraft lease rentals	0.12	0.07	—	71.4	NM
Other	0.47	0.61	0.62	(23.0)	(24.2)
Payroll Support Programs grant recognition	(1.16)	(1.16)	—	—	NM
Special charges	0.08	2.33	—	(96.6)	NM
CASM	8.26	9.68	9.13	(14.7)	(9.5)
Operating CASM, excluding fuel (2)	5.74	7.99	6.48	(28.2)	(11.4)

Adjusted CASM (1)	9.12	8.61	9.13	5.9	(0.1)
Adjusted CASM, excluding fuel (2)	6.60	6.92	6.48	(4.6)	1.9

(1) Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2021		2020
	(in millions)	Per ASM (cents)	(in millions)	Per ASM (cents)
CASM (cents)		8.26		9.68
Add:
Net Benefit from Payroll Support Programs (3)	$192.0	1.09	$165.4	1.26
Operating Special Charges	(14.0)	(0.08)	(306.3)	(2.33)
Bonus Accrual	(27.1)	(0.15)	—	—
Adjusted CASM (cents)		9.12		8.61

(2) Excludes aircraft fuel expense.
(3) Net benefit from Payroll Support Programs includes Payroll Support Programs grant recognition and Employee Retention Tax Credit.

Salaries and benefits expense. Salaries and benefits expense increased $106.7 million, or 28.3 percent, in 2021 compared to 2020. The increase is largely due to a 15.4 percent year over year increase in the average number of full-time equivalent employees. The increase was also driven by voluntary leave programs offered to employees, voluntary pay reductions, and suspension of the bonus accrual that were in effect during 2020 during the early stages of the pandemic.

Salaries and benefits expense increased by $34.1 million or 7.6 percent as compared to 2019. The increase is driven by a 2.2 percent increase in the average number of full time equivalent employees and annual increases in crew pay.

Aircraft fuel expense. Aircraft fuel expense increased $218.4 million, or 98.5 percent, in 2021 compared to the same period in 2020. The increase was due to the recovery from the COVID-19 pandemic as departures increased by 33.1 percent resulting in an increase of 36.9 percent in fuel gallons consumed along with a 45.3 percent increase in average fuel cost per gallon.

Aircraft fuel expense increased by $12.4 million or 2.9 percent in 2021 compared to 2019. This was primarily driven by a 5.9 percent increase in departures resulting in a 4.2 percent increase in fuel gallons consumed offset by a 1.4 percent decrease in average fuel cost per gallon.
Station operations expense. Station operations expense during 2021 increased $98.6 million or 68.1 percent over 2020 primarily due to a 33.1 percent increase in departures, increased costs associated with irregular operations, and increased airport and landing fees.

As compared to 2019, station operations expense increased by $71.9 million or 42.0 percent due to a 5.9 percent increase in departures, increased costs associated with irregular operations and airport fees. Irregular operations costs in 2021 were significantly attributable to COVID absences of flight crews which were highest in December 2021. These absences resulted in numerous flight cancellations. The amount of irregular operations costs is significantly impacted by our decision to compensate impacted passengers for their inconvenience in addition to the ticket price. Unusually high cancellations due to flight crew COVID absences have continued into early 2022.

Depreciation and amortization expense. Depreciation and amortization expense during 2021 increased $4.8 million or 2.7 percent including a $2.9 million increase in amortization of deferred heavy maintenance as compared to 2020 as there was an increase of 5.7 percent in the average number of aircraft in service.

When compared to 2019, depreciation and amortization expense increased 16.2 percent including a 59.7 percent increase in amortization of deferred heavy maintenance as the average number of aircraft in service during the period increased 20.3 percent.

Maintenance and repairs expense. Maintenance and repairs expense during 2021 increased by $42.0 million or 65.8 percent compared to 2020. This was primarily due to a 5.7 percent increase in the average number of aircraft in service and an 18.6 percent increase in utilization year over year as capacity was 33.3 percent lower in 2020 as a result of the pandemic.

As compared to 2019, maintenance and repairs expense increased by $14.2 million or 15.5 percent as the number of aircraft in service increased by 20.3 percent, offset by the effect of a 12.5 percent decrease in utilization year over two year.

Sales and marketing expense. Sales and marketing expense during 2021 increased 67.2 percent compared to 2020. In 2020, advertising spend was intentionally pulled back beginning in March due to the pandemic. There was also an increase in net credit card fees in 2021 as a result of a 75.0 percent increase in passenger revenue year over year.

As compared to 2019, sales and marketing expense decreased by 7.8 percent due to our efforts to more adeptly deploy advertising spend.

Other operating expense. Other expense increased by $4.6 million or 5.8 percent year over year, due to increased flight operations year over year.

Payroll Support Programs grant recognition. We received a total of $203.9 million during 2021 from the U.S. Treasury through the payroll support programs. The direct grants were recognized as a credit to operating expense on our statement of income, over the periods for which the funds were intended to compensate.

During 2020, we received $176.9 million in funds through the payroll support programs. We recognized $152.4 million of the direct grants as an offset to operating expense on our statement of income.

Special charges. Special charges of $14.0 million were recorded within operating expenses during 2021 compared to $306.3 million in 2020. The special charges relate to expenses that were unique and specific to COVID-19. These charges in 2021 include accelerated retirements of two airframes and three engines, acceleration of certain existing stock awards and an impairment loss on a building associated with the Allegiant Nonstop family entertainment line of business. Special charges recorded during 2020 included accelerated retirements of aircraft and airframes, impairment charges primarily in our non-airline subsidiaries, a loss on sale-leaseback transactions we would not likely have transacted absent cash conservation efforts as a result of COVID, salaries and benefits expense, and other various expenses during 2020. See Note 2 of the Notes to Consolidated Financial Statement for further information.

Non-operating special charges. Special charges of $26.6 million were recorded within non-operating expenses during 2020. We did not have any non-operating special charges in 2021.

Income Tax Expense. We recorded a $44.8 million tax expense (22.8 percent effective tax rate) compared to a $176.9 million tax benefit (49.0 percent effective tax rate) during 2021 and 2020 respectively. The 22.8 percent effective tax rate for 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments. The 49.0 percent effective tax rate for 2020 differed from the statutory federal income tax rate of 21.0 percent primarily due to the tax accounting impact of the CARES Act which includes a $98.0 million federal income tax benefit related to the full utilization of 2018 and 2019 net operating losses as well as the ability to carryback the majority of the 2020 net operating loss at a 35.0 percent tax rate applicable in earlier years as well as the remeasurement of deferred taxes and state taxes.

2020 compared to 2019

The comparison of our 2020 results to 2019 results is included in our Annual Report on Form 10-K for the year ended December 31, 2020, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.2 billion at December 31, 2021, from $685.2 million at December 31, 2020. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

During 2021, we received a total of $203.9 million in assistance through the payroll support programs.

We suspended share repurchases and our quarterly cash dividend in first quarter 2020, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support programs, we agreed not to repurchase shares or pay cash dividends through September 30, 2022.

We believe we have more than adequate liquidity resources through our cash, cash equivalent and short term investment balances, operating cash flows and borrowings, to meet our current contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.68 billion as of December 31, 2020 to $1.77 billion as of December 31, 2021. During 2021, we borrowed $384.6 million and we made principal payments of $301.1 million, including $53.9 million on our senior secured revolving credit facility that matured on March 31, 2021 and $79.0 million in prepayments of debt secured by aircraft.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2021, our operating activities provided $538.2 million of cash compared to $234.6 million during 2020. This change was mostly attributable to a $335.9 million increase in net income.
Investing Activities. Cash used in investing activities was $593.3 million during 2021 compared to $365.7 million in 2020. The change was due to an increase of $111.6 million of purchases of investment securities, net of maturities and a $50 million investment in 2021 in a note receivable to the counterparty in our announced joint venture alliance. In addition, there was $87.6 million related to proceeds from sale-leaseback transactions during 2020 compared to no such transactions in 2021. Purchases of property and equipment increased $25.6 million year over year.

Financing Activities. Cash provided by financing activities for 2021 was $285.5 million, compared to $164.6 million in 2020. The year-over-year change is mostly due to the equity offering completed on May 10, 2021 which resulted in the receipt of $335.1 million in cash. This was offset by the net effect of debt activity, as principal payments and debt issuance costs exceeded debt proceeds by $27.7 million during 2021, compared to $203.0 million of debt proceeds (net of related costs) in excess of principal payments during 2020. Additionally, there were no share repurchases or dividends paid in 2021, where there was $33.8 million and $11.4 million of such activity, respectively, in 2020.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2021 and the periods in which payments are due:

Contractual obligations	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations (1)	$175,892	$991,921	$273,526	$411,696	$1,853,035
Finance lease obligations	45,121	118,361	102,516	451,357	717,355
Operating lease obligations	25,781	50,917	36,342	49,317	162,357
Aircraft acquisition obligations (2)	224,587	1,397,830	305,068	—	1,927,485
Total future payments under contractual obligations	$471,381	$2,559,029	$717,452	$912,370	$4,660,232

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using LIBOR rates as of December 31, 2021, and excludes debt issuance costs.
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

In estimating the useful lives and residual values of our aircraft, we have primarily relied upon actual experience with the same or similar aircraft types, current and projected future market information, and input from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of our aircraft, changes in utilization of the aircraft, and other fleet events. To the extent a change in estimate for useful lives or salvage values of our property and equipment occurs, there could be an acceleration of depreciation expense associated with the change in estimate. See Note 3 to the Consolidated Financial Statements for further detail.

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

Passenger Revenue

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future as well as credit vouchers which can be applied as payment toward the cost of a ticket. Credit vouchers are typically issued as a result of canceled travel prior to the contractual expiration date.

We have experienced significant levels of canceled travel, particularly in the early months of the pandemic in 2020. During 2020, we suspended change and cancellation fees. In 2020, we announced that credit vouchers issued as a result of canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for credit vouchers issued through June 30, 2021. Effective July 1, 2021, credit vouchers issued have an expiration date of one year from the original booking date.Credit vouchers represented approximately 22 percent of the air traffic liability as of December 31, 2021. This compares to approximately 72 percent as of December 31, 2020 and approximately 8 percent prior to the onset of the COVID-19 pandemic.

We estimate the amount of credit vouchers not expected to be redeemed prior to their contractual expiration date ("credit voucher breakage") and recognize the associated passenger revenue at the time of issuance. Our credit voucher breakage estimates are primarily based on historical usage data, contract duration and resulting customer behavior. Given the impact of the COVID-19 pandemic on customer behavior and changes made in ticket validity terms, as well as the suspension of change and cancellation fees, our estimates of passenger revenue that will be recognized from the air traffic liability for credit voucher breakage may be adjusted in future periods as we periodically review our estimates based on actual experience to date.

For additional information on our significant accounting policies related to passenger ticket sales, see Note 3 of the Notes to the Consolidated Financial Statements.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense during 2021 represented 30.5 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption during 2021, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $44.9 million. We have not hedged fuel price risk for many years.

Interest Rates

As of December 31, 2021, we had $927.5 million of variable-rate debt, including current maturities and without reduction of $12.4 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $10.3 million during 2021.

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated credit vouchers not expected to be redeemed

As discussed in Note 4 to the consolidated financial statements, the Company recorded an air traffic liability of $307.5 million, of which $67.0 million relates to credit vouchers for future travel as of December 31, 2021. In response to the COVID-19 pandemic, the contract duration for credit vouchers issued for canceled travel between January 1, 2020 and June 30, 2021 was extended from one to two years from the original booking date. The air traffic liability as of December 31, 2021 represents the value of credit vouchers for future travel, less an estimate for the amount of credit vouchers that are not expected to be redeemed prior to their contractual expiration date. The amount of such credit vouchers expected to expire unused is estimated based on the Company’s historical usage data for credit vouchers.

We identified the evaluation of certain credit vouchers used to determine the estimated air traffic liability as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the estimated amount of credit vouchers issued for canceled travel between January 1, 2020 and June 30, 2021 that are expected to expire unused. There is inherent uncertainty associated with management’s assumption of the historical usage data, which may differ from future usage of these credit vouchers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s air traffic liability process, including controls related to the estimated amount of credit vouchers expected to expire unused. We assessed the reasonableness of the Company’s estimate of credit vouchers issued between January 1, 2020 and June 30, 2021 expected to expire unused by comparing expected future usage to historical usage. We also evaluated the Company’s estimated amount of credit vouchers expected to expire unused by comparing it to our expectation, developed based on actual expirations of these credit vouchers that occurred subsequent to December 31, 2021.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
March 1, 2022

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$363,378	$152,764
Restricted cash	37,323	17,555
Short-term investments	819,478	532,477
Accounts receivable	62,659	192,215
Expendable parts, supplies and fuel, net of reserve of $6,041 and $4,323	27,500	24,006
Prepaid expenses and other current assets	28,073	24,616
TOTAL CURRENT ASSETS	1,338,411	943,633
Property and equipment (including $84,406 and $187,166 from VIEs, Note 7), net of accumulated depreciation of $696,178 and $598,546	2,259,507	2,050,311
Long-term investments	2,231	—
Deferred major maintenance, net of accumulated amortization of $75,177 and $57,022	146,850	127,463
Operating lease right-of-use assets, net	130,087	115,911
Deposits and other assets	113,987	21,607
TOTAL ASSETS:	$3,991,073	$3,258,925
CURRENT LIABILITIES
Accounts payable	$43,566	$34,197
Accrued liabilities	162,892	116,093
Current operating lease liabilities	19,081	14,313
Air traffic liability	307,453	307,508
Current maturities of long-term debt and finance lease obligations (including $9,000 and $17,610 from VIEs, Note 7), net of related costs of $7,751 and $7,527	130,053	217,234
TOTAL CURRENT LIABILITIES	663,045	689,345
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $79,127 and $135,683 from VIEs, Note 7), net of current maturities and related costs of $15,664 and $15,926	1,612,486	1,441,777
Deferred income taxes	346,137	301,763
Noncurrent operating lease liabilities	115,067	102,289
Other noncurrent liabilities	30,786	24,388
TOTAL LIABILITIES:	2,767,521	2,559,562
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized; 24,763,793 and 23,097,737 shares issued; 18,111,381 and 16,405,565 shares outstanding in 2021 and 2020 respectively	25	23
Treasury shares, at cost, 6,652,412 and 6,692,172 shares in 2021 and 2020, respectively	(638,057)	(646,008)
Additional paid in capital	692,053	329,753
Accumulated other comprehensive gain (loss), net	2,056	(27)
Retained earnings	1,167,475	1,015,622
TOTAL EQUITY:	1,223,552	699,363
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$3,991,073	$3,258,925

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
OPERATING REVENUES:
Passenger	$1,578,436	$902,187	$1,682,955
Third party products	86,487	46,482	70,012
Fixed fee contracts	41,184	26,865	65,057
Other	1,803	14,539	22,941
Total operating revenues	1,707,910	990,073	1,840,965
OPERATING EXPENSES:
Salary and benefits	484,573	377,825	450,448
Aircraft fuel	440,235	221,827	427,827
Station operations	243,346	144,771	171,420
Maintenance and repairs	105,943	63,895	91,713
Depreciation and amortization	181,035	176,267	155,852
Sales and marketing	72,742	43,517	78,910
Aircraft lease rental	21,242	9,828	—
Other	83,902	79,277	100,845
Payroll Support Programs grant recognition	(202,181)	(152,448)	—
Special charges	13,998	306,299	—
Total operating expenses	1,444,835	1,271,058	1,477,015
OPERATING INCOME (LOSS)	263,075	(280,985)	363,950
OTHER (INCOME) EXPENSES:
Interest income	(1,814)	(5,509)	(12,523)
Interest expense	68,403	60,493	76,801
Loss on extinguishment of debt	71	1,222	3,677
Special charges	—	26,632	—
Other, net	(205)	(2,756)	(5,252)
Total other expenses	66,455	80,082	62,703
INCOME (LOSS) BEFORE INCOME TAXES	196,620	(361,067)	301,247
INCOME TAX PROVISION (BENEFIT)	44,767	(176,974)	69,130
NET INCOME (LOSS)	$151,853	$(184,093)	$232,117
Earnings (loss) per share to common shareholders:
Basic	$8.69	$(11.53)	$14.27
Diluted	$8.68	$(11.53)	$14.26
Shares used for computation:
Basic	17,212	15,992	16,027
Diluted	17,231	15,992	16,041

Cash dividends declared per share:	$—	$0.70	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2020	2019
NET INCOME (LOSS)	$151,853	$(184,093)	$232,117
Other comprehensive income (loss):
Change in available for sale securities, net of tax	2,083	(178)	750
Foreign currency translation adjustments	—	53	9
Total other comprehensive income (loss)	2,083	(125)	759
TOTAL COMPREHENSIVE INCOME (LOSS)	$153,936	$(184,218)	$232,876

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2018	16,183	$23	$270,935	$(661)	$1,025,061	$(605,037)	$690,321
Share-based compensation	213	—	18,998	—	—	—	18,998
Shares repurchased by the Company and held as treasury shares	(132)	—	—	—	—	(18,569)	(18,569)
Stock issued under employee stock purchase plan	39	—	—	—	—	6,027	6,027
Cash dividends declared, $2.80 per share	—	—	—	—	(45,552)	—	(45,552)
Other comprehensive income	—	—	—	759	—	—	759
Net Income	—	—	—	—	232,117	—	232,117
Cumulative effect of the New Lease Standard (see Note 8)	—	$—	$—	$—	$(550)	$—	$(550)
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	262	—	38,445	—	—	—	38,445
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	57	—	—	—	—	5,344	5,344
Cash dividends, $0.70 per share (1)	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income (loss)	—	—	—	(125)	—	—	(125)
Payroll Support Programs warrant issuance	—	—	1,375	—	—	—	1,375
Net loss	—	—	—	—	(184,093)	—	(184,093)
Balance at December 31, 2020	$16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	113	—	27,058	—	—	—	27,058
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	40	—	—	—	—	7,951	7,951
Other comprehensive income	—	—	—	2,083	—	—	2,083
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	151,853	—	151,853
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552

(1) Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under payroll support programs, the Company has agreed not to pay cash dividends through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	151,853	$(184,093)	$232,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,035	176,267	155,852
Gain on aircraft and other equipment disposals	(3,052)	(1,811)	(8,475)
Special charges	13,998	292,790	—
Share-based compensation expense	16,127	19,287	18,226
Deferred income taxes	43,761	69,344	68,466
Other adjustments	14,777	19,136	5,521
Changes in certain assets and liabilities:
Accounts receivable	(14,717)	4,390	10,498
Tax receivable	143,624	(164,585)	—
Prepaid expenses	(4,026)	10,224	(5,483)
Accounts payable	10,402	7,016	(2,103)
Accrued liabilities	48,060	(26,386)	21,331
Air traffic liability	(55)	57,558	37,720
Deferred major maintenance	(59,747)	(40,352)	(81,133)
Other assets/liabilities	(3,847)	(4,163)	(10,327)
Net cash provided by operating activities	538,193	234,622	442,210
INVESTING ACTIVITIES:
Purchase of investment securities	(1,248,575)	(686,600)	(436,237)
Proceeds from maturities of investment securities	954,970	504,600	454,813
Purchase of property and equipment, including capitalized interest	(255,537)	(281,159)	(506,845)
Proceeds from sale-leaseback transactions	—	87,580	—
Purchase of note receivable	(50,000)	—	—
Other investing activities	5,864	9,888	11,806
Net cash used in investing activities	(593,278)	(365,691)	(476,463)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	335,139	—	—
Cash dividends paid to shareholders(1)	—	(11,361)	(45,552)
Proceeds from the issuance of debt and finance lease obligations	281,657	427,987	874,936
Repurchase of common stock	—	(33,773)	(18,569)
Principal payments on debt and finance lease obligations	(301,096)	(217,766)	(705,763)
Debt issuance costs	(8,287)	(7,203)	(33,333)
Other financing activities	(21,946)	6,719	3,408
Net cash provided by financing activities	285,467	164,603	75,127
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	230,382	33,534	40,874
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	170,319	136,785	95,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$400,701	$170,319	$136,785

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$43,511	$48,002	$65,152
Income tax refunds	(128,540)	(95,229)	(2,157)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$33,260	$115,082	$2,510
Purchases of property and equipment in accrued liabilities	$17,671	$19,294	$25,830
Flight equipment acquired under finance leases	101,340	27,765	—

(1) Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under payroll support programs, the Company has agreed not to pay cash dividends through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021, 2020 and 2019

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and operates non-airline related entities which include the development of Sunseeker Resort and related golf course. Previously, the Company also operated Allegiant Nonstop family entertainment centers and the Teesnap golf course management solution.

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

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry. Starting in March 2020, the Company and the airline industry experienced a severe reduction in air travel which continued into 2021 to some extent. Demand in the foreseeable future will continue to be affected by fluctuations in COVID-19 cases, variants, hospitalizations, deaths, treatment efficacy and the availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

During 2020 and 2021, Congress enacted various legislation which provided support for the airline industry. This included The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020, the Consolidated Appropriations Act, 2021 enacted in December 2020 (the “Payroll Support Program Extension”) and the American Rescue Plan Act enacted in March 2021) (the “ARPA”). On January 15, 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Extension Agreement (the “PSP2”) with the Treasury and received $91.8 million under the Payroll Support Program Extension.

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

The funds under PSP2 were used exclusively for wages, salaries and benefits.

In April 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program 3 Agreement (the "PSP3") with the Treasury under the ARPA and received a total of $98.4 million. The funds were used exclusively for wages, salaries and benefits.

As of December 31, 2021, all Payroll Support Program funds have been fully utilized.

Special Charges

The table below summarizes special charges recorded during 2021 and 2020.

For the Year Ended December 31, 2021	Airline	Sunseeker Resort	Other non-airline	Total
Operating	$13,453	$—	$545	$13,998
Non-operating	—	—	—	—
Total special charges	$13,453	$—	$545	$13,998

Additional detail for the $14.0 million of total special charges for 2021 appears below:

•$2.5 million resulting from the accelerated retirement of two airframes and three engines
•$0.5 million impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.
•$10.9 million related to the acceleration of certain existing stock awards.

For the Year Ended December 31, 2020	Airline	Sunseeker Resort	Other non-airline	Total
Operating	$141,713	$137,994	$26,592	$306,299
Non-operating	—	26,632	—	26,632
Total special charges	$141,713	$164,626	$26,592	$332,931

Additional detail for the $332.9 million of total special charges (operating and non-operating) for 2020 appears below:

•$161.6 million in impairment charges primarily in our non-airline subsidiaries
•$98.0 million resulting from the accelerated retirement of eight airframes and five engines, loss on sale leaseback transactions of eight aircraft, and write-offs of other aircraft related assets
•$35.1 million for additional salaries and benefits expense in relation to the elimination of positions as well as other non-recurring compensation expense associated with the acceleration of certain existing stock awards
•$26.6 million related to termination of a loan agreement intended to finance the development of Sunseeker Resort-Charlotte Harbor
•$5.0 million related to suspension of construction at Sunseeker Resort
•$6.6 million write-down on various non-aircraft assets and other various expenses

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

Cash and Cash Equivalents

Cash and cash equivalents include investments and interest bearing instruments with original maturities of three months or less. Such investments are carried at cost which approximates fair value.

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

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument and current market conditions. There have been no credit losses in the years presented. Investment securities with original maturities of three months or less are classified as cash equivalents. Investment securities with original maturities greater than three months are classified as either short-term investments or long-term investments based on the maturity date in relation to the balance sheet date. Short-term investments have a maturity date less than or equal to one year from the balance sheet date, and long-term investments have a maturity date greater than one year from the balance sheet date.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2021, 2020, and 2019. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such inventories are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the Airbus fleet. The obsolescence allowance for expendable parts and supplies was $6.0 million and $4.3 million at December 31, 2021 and 2020, respectively. Rotable aircraft parts inventories are included in property and equipment.

Deposits and Other Assets

Deposits and Other Assets consist primarily of airport deposits, aircraft purchase deposits, deposits as required by the construction loan agreement and a note receivable to the counter-party in the Company’s joint venture alliance. The Company also had outstanding receivables from third parties as of December 31, 2021 and 2020, of which $12.4 million and $10.9 million respectively, was due more than one year after the balance sheet date.

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

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using an estimated incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available.

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the Accounting Standards (ASU) 2016-02, Leases (Topic 842). Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

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

In estimating the useful lives and residual values of aircraft, the Company primarily relies upon actual experience with the same or similar aircraft types, current and projected future market information, and input from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result in changes in depreciation expense.

Interest is capitalized using the Company’s weighted average borrowing rate and depreciated over the estimated useful life of the related asset(s) acquired/developed. Capitalized interest for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $4.1 million and $4.5 million, respectively.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to ten years. The Company had unamortized computer software development costs of $43.3 million and $42.3 million as of December 31, 2021 and 2020, respectively. Amortization expense related to computer software was $10.6 million, $9.6 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019 respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

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

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2021 and 2020, the Company capitalized $23.3 million and $12.8 million of major maintenance costs for engines with associated amortization expense of $21.0 million and $17.6 million respectively. During 2021 and 2020, the Company capitalized $39.0 million and $22.6 million of major maintenance costs for airframes. Amortization expense related to major maintenance costs was $21.1 million, $19.9 million and $14.9 million for the years ended December 31, 2021, 2020 and 2019 respectively.

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

For the year ended December 31, 2019, the Company did not incur any impairment losses.

For the year ended December 31, 2020, the Company recorded a $161.6 million impairment as a result of COVID-19.

For the year ended December 31, 2021, the Company recorded a $0.5 million impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.

Revenue Recognition

Passenger revenue
Passenger revenue includes scheduled service revenue, ancillary air-related charges, and travel point redemptions from the co-branded Allegiant World Mastercard® credit card and the Company's non-card loyalty program.

Scheduled service revenue consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided or when ticket voucher breakage occurs. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Ancillary air-related charges include various services and products related to the flight such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services which are not included in the base ticket price. Revenues from air-related charges are recognized when the transportation is provided. If a customer cancels a flight, a voucher may be issued for a future flight, at which time the associated revenue is recognized upon completion of the future flight. Additionally, the Company estimates the value of vouchers that will expire unused and recognizes such revenue at the time of issuance.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Revenue from travel point redemptions from the co-branded credit card and the Loyalty program are described in the Affinity Credit Card Program and Allways Rewards Loyalty Program sections below.

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

Affinity Credit Card Program

The Allegiant World Mastercard® is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement that expires in 2029. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed by cardholders and transportation is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Allways Rewards Loyalty Program

Allegiant’s Allways Rewards Loyalty Program enables program Members to earn points for every dollar they spend on the Company’s website. Under the program, which launched in August 2021, Members continue to accumulate points until the time they decide to redeem them. In addition to opportunities to redeem points for flights, lodging and rental cars, the program leverages Allegiant's partnerships to offer additional rewards to Members, including sports and live music event tickets and exclusive experiences. Members can also earn points by using their Allegiant World Mastercard®.

Under Allways Rewards, Members receive one point for every dollar spent at Allegiant.com, and two points per $1 for spending over $500 (excluding taxes and fees). The Company utilizes the deferred revenue method of accounting for points earned through the program based on the stand alone selling price and revenue is recognized when points are redeemed and the underlying service has been provided.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $31.3 million, $12.4 million and $29.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. In 2019, the Company entered into a naming rights agreement with the Raiders of the National Football League for the professional football stadium in Las Vegas which opened in 2020. Prepayments and other associated advertising expenses began in mid-2020 and will continue through the term of this agreement.

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

For the years ended December 31, 2021 and 2019, the second method above was used in the computation because it was more dilutive than the first method. Given the loss position in 2020, both methods yield the same result. The following table sets forth the computation of net income (loss) per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Basic:
Net income (loss)	$151,853	$(184,093)	$232,117
Less income allocated to participating securities	(2,218)	(236)	(3,413)
Net income (loss) attributable to common stock	$149,635	$(184,329)	$228,704
Earnings (loss) per share, basic	$8.69	$(11.53)	$14.27
Weighted-average shares outstanding	17,212	15,992	16,027
Diluted:
Net income (loss)	$151,853	$(184,093)	$232,117
Less income allocated to participating securities	(2,215)	(236)	(3,410)
Net income (loss) attributable to common stock	$149,638	$(184,329)	$228,707
Earnings (loss) per share, diluted	$8.68	$(11.53)	$14.26
Weighted-average shares outstanding	17,212	15,992	16,027
Dilutive effect of stock options and restricted stock	145	—	51
Adjusted weighted-average shares outstanding under treasury stock method	17,357	15,992	16,078
Participating securities excluded under two-class method	(126)	—	(37)
Adjusted weighted-average shares outstanding under two-class method	17,231	15,992	16,041

Stock awards outstanding of 815, 24,004, and 19,928 shares (not in thousands) as of December 31, 2021, 2020, and 2019, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company adopted this accounting standard prospectively as of January 1, 2020, and it did not have a significant impact on its consolidated financial statements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes and is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The Company adopted ASU 2019-12 in the first quarter of 2021 and its adoption did not have a material effect on the Company's consolidated financial statements.

On November 17, 2021, the Financial Accounting Standards Board (the "FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The new standard increases transparency of government assistance by focusing on the types of assistance given, an entity's accounting for the assistance, and the effect of the assistance on the entity's financial statements to allow for more comparable information for investors and other financial statement users. This standard is effective for all entities under the scope for financial statements issued for annual periods beginning after December 15, 2021, but early adoption is permitted. The Company adopted the standard early as of January 1, 2021. See Note 2 for further information on the Company's treatment of government assistance received.

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in our reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Scheduled service	$769,371	$435,668	$897,631
Ancillary air-related charges	788,064	453,545	770,206
Loyalty redemptions	21,001	12,974	15,118
Total passenger revenue	$1,578,436	$902,187	$1,682,955

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of December 31, 2021, the air traffic liability balance was $307.5 million, of which approximately $240.5 million was related to forward bookings, with the remaining $67.0 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $307.5 million that was recorded in the air traffic liability balance at December 31, 2020, 88.0 percent was recognized into passenger revenue during the 12 months ended December 31, 2021.

In 2020, the Company announced that credit vouchers issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for credit vouchers issued through June 30, 2021. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

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

The following table presents the activity of the co-brand point liability as of the dates indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Balance at January 1	$21,841	$15,613
Points awarded	39,650	19,202
Points redeemed	(21,001)	(12,974)
Balance at December 31	$40,490	$21,841

As of December 31, 2021 and 2020, $17.8 million and $10.9 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Flight equipment	$2,576,315	$2,331,499
Computer hardware and software	160,459	149,727
Land and buildings/leasehold improvements	86,036	87,030
Other property and equipment	132,875	80,601
Total property and equipment	2,955,685	2,648,857
Less accumulated depreciation and amortization	(696,178)	(598,546)
Property and equipment, net	$2,259,507	$2,050,311

As of December 31, 2021, the Company had firm commitments to purchase fifty-one aircraft which are expected to be delivered between 2022 and 2025.

Accrued capital expenditures as of December 31, 2021 and 2020 were $17.7 million and $16.9 million, respectively.

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Salaries, wages and benefits	$38,313	$21,878
Sunseeker Resort development	12,241	14,084
Maintenance and repairs	11,718	12,847
Loyalty program liability	17,787	10,929
Station expenses	21,297	10,526
Property taxes	7,853	9,042
Interest	10,519	6,560
Passenger taxes and fees	14,324	4,686
Advertising accruals	1,863	890
Other accruals	26,977	24,651
Total accrued liabilities	$162,892	$116,093

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Fixed-rate debt and finance lease obligations due through 2032	$827,382	$525,240
Variable-rate debt due through 2029	915,157	1,133,771
Total long-term debt and finance lease obligations, net of related costs	1,742,539	1,659,011
Less current maturities, net of related costs	130,053	217,234
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,612,486	$1,441,777

Weighted average fixed-interest rate on debt	5.8%	5.7%
Weighted average variable-interest rate on debt	2.5%	2.4%

Maturities of long-term debt as of December 31, 2021, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2021
2022	$130,053
2023	130,723
2024	800,849
2025	107,434
2026	100,776
Thereafter	472,704
Total debt and finance lease obligations, net of related costs	$1,742,539

Total long-term debt is presented net of related costs of $23.4 million and $23.5 million at December 31, 2021 and 2020, respectively.

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

In October 2020, the Company closed on the private offering of $150.0 million principal amount of 8.5 percent Senior Secured Notes due 2024 (the "Senior Secured Notes"). The Senior Secured Notes and related guarantees are secured by first priority security interests in the same collateral package as securing the Term Loan and the debt is subject to an Intercreditor Agreement with the collateral agent for the Term Loan. The guarantors of the Notes include all significant subsidiaries other than Sunseeker Resorts, Inc. and its subsidiaries.

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

Payroll Support Program Loans

In 2020 and 2021, the Company entered into low-interest rate, senior unsecured term promissory notes (the "PSP Notes") with the Treasury under the Payroll Support Programs. The Notes mature in full after ten years, and bear interest at a rate of 1.0 percent per annum for the first five years and, thereafter, at the secured overnight financing rate (SOFR) plus 2 percent. The PSP Notes are prepayable at any time at par, without penalty.

As of December 31, 2021, the Company received $24.7 million in funds under the PSP Notes, which is recorded within noncurrent debt on the balance sheet.

In connection with the Payroll Support Programs, the Company is required to comply with the relevant provisions of the CARES Act, the Payroll Support Program Extension and ARPA, including those prohibiting the repurchase of common stock and the payment of common stock dividends through September 30, 2022, as well as those restricting the payment of certain executive compensation for periods through March 31, 2023.

Senior Secured Revolving Credit Facility

The senior secured revolving credit facility under which the Company was able to borrow up to $81.0 million matured on March 31, 2021 and the outstanding balance of $46.5 million was paid at that time

In March 2021, the Company entered into a new revolving credit facility under which it is entitled to borrow up to $50.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed into the collateral pool. The notes for amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2023. As of December 31, 2021, no aircraft collateral had been added to the collateral pool and the facility was undrawn.

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

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI may borrow up to $350.0 million funded by one or more entities directly or indirectly managed by Castlelake, L.P.(“Lender”) to fund the remaining construction of the initial phases of Sunseeker Resort at Charlotte Harbor (the "Resort"). The Loan is secured by the Resort. All of the shares in SFI are also pledged to secure the Loan. The Loan bears interest at 5.75 percent per annum payable semi-annually, provides for semi-annual principal payments of $26.0 million beginning in 2025 and matures in October 2028. The Credit Agreement includes covenants similar to the covenants in the Company’s Term Loan. To support the credit, the Company has guaranteed the full amount of the debt, has agreed to guarantee completion of the Project in accordance with approved plans and specifications and made a $30 million deposit into a construction disbursement account. As of December 31, 2021, $175.0 million has been advanced.

Finance Leases

The Company has finance lease obligations related to fifteen aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2021. See Note 8 for more information on finance lease obligations.

Note 8 — Leases

The Company had 15 aircraft under finance leases and 17 aircraft under operating leases as of December 31, 2021 with remaining terms through 2032.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2021	2020
Finance lease costs:
Amortization of assets	Depreciation and amortization	$13,274	$6,631
Interest on lease liabilities	Interest expense	11,168	5,335
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	22,697	12,616
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	2,565	3,560
Total lease cost		$49,704	$28,142

Lease position as of December 31, 2021

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets, net	$130,087	$115,911
Finance lease assets	Property and equipment, net	338,469	133,175
Total lease assets		$468,556	$249,086

Liabilities
Current
Operating	Current operating lease liabilities	$19,081	$14,313
Finance	Current maturities of long-term debt and finance lease obligations	16,960	9,767
Noncurrent
Operating	Noncurrent operating lease liabilities	115,067	102,289
Finance	Long-term debt and finance lease obligations	301,532	117,060
Total lease liabilities		$452,640	$243,429

Weighted-average remaining lease term
Operating leases		7.7 years	8.3 years
Finance leases		7.8 years	7.6 years
Weighted-average discount rate
Operating leases		5.4%	5.4%
Finance leases		5.2%	5.0%

Sale-Leaseback Transactions

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

Other Information

The table below presents supplemental cash flow information related to leases during the year ended December 31.

	Year Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18,987	$13,102
Operating cash flows for finance leases	10,697	5,335
Financing cash flows for finance leases	14,675	15,908

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2021.

(in thousands)	Operating Leases	Finance Leases
2022	$25,781	$32,822
2023	25,618	44,813
2024	25,299	29,268
2025	23,158	29,268
2026	13,184	28,968
Thereafter	49,317	250,141
Total lease payments	162,357	415,280
Less imputed interest	(28,209)	(96,788)
Total lease obligations	134,148	318,492
Less current obligations	(19,081)	(16,960)
Long-term lease obligations	$115,067	$301,532

Note 9 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. As repurchase authority is exhausted, the Board of Directors has, to date, authorized additional expenditures for share repurchases. The Company suspended stock repurchases upon the onset of the pandemic and as part of accepting benefits from the Treasury under the Payroll Support Programs, the Company has agreed not to repurchase stock through September 30, 2022.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased(1)	—	197,570	103,943
Average price per share	$—	$155.14	$141.64
Total (in thousands)	$—	$30,651	$14,723
(1) Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 19,001 and 27,700 shares for 2020 and 2019, respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Total quarterly cash dividends declared, per share	$—	$0.70	$2.80
Total cash dividends paid (in thousands)	—	11,361	45,552
The Company suspended payment of cash dividends upon the onset of the pandemic and as part of accepting benefits from the Treasury under the Payroll Support Programs, the Company has agreed not to pay cash dividends through September 30, 2022.

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

    Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$25,019	$25,019	$—	$5,340	$5,340	$—
Commercial paper	179,455	—	179,455	48,908	—	48,908
Municipal debt securities	63,875	—	63,875	34,338	—	34,338
Federal agency debt securities	—	—	—	51,400	—	51,400
Total cash equivalents	268,349	25,019	243,330	139,986	5,340	134,646
Short-term
Commercial paper	419,469	—	419,469	229,821	—	229,821
Corporate debt securities	234,436	—	234,436	166,768	—	166,768
Municipal debt securities	165,572	—	165,572	87,290	—	87,290
Federal agency debt securities	—	—	—	48,598	—	48,598
Total short-term	819,477	—	819,477	532,477	—	532,477
Long-term
Municipal debt securities	2,231	—	2,231	—	—	—
Total long-term	2,231	—	2,231	—	—	—
Total financial instruments	$1,090,057	$25,019	$1,065,038	$672,463	$5,340	$667,123

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2021 or 2020.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,447,462	$1,261,170	$1,555,637	$1,191,008	3

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
In 2021, 2020 and 2019, the Company recorded net tax (benefit)/provision of $44.8 million, $(177.0) million and $69.1 million, respectively. Cash taxes, net of (refunds), were $(128.5) million, $(95.2) million and $(2.2) million, respectively.

Components of Income before Income Taxes from Continuing Operations

The components of income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Domestic	$196,620	$(361,242)	$299,330
Foreign	—	175	1,917
Total	$196,620	$(361,067)	$301,247

Income Tax Provision/(Benefit)

The provision (benefit) for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$(494)	$(195,572)	$(34)
State	552	(211)	505
Foreign	(6)	132	530
Total current	52	(195,651)	1,001
Deferred:
Federal	40,693	24,126	63,430
State	4,022	(5,449)	4,699
Foreign	—	—	—
Total deferred	44,715	18,677	68,129
Total income tax provision (benefit)	$44,767	$(176,974)	$69,130

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax expense (benefit) at federal statutory rate	$41,575	$(70,459)	$63,262
State income taxes, net of federal income tax benefit	4,257	(5,495)	5,070
CARES Act	—	(97,988)	—
Foreign income tax expense	(6)	132	530
Other	(1,059)	(3,164)	268
Total income tax expense	$44,767	$(176,974)	$69,130

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued vacation	$1,197	$1,024
Accrued bonus	4,086	—
State taxes	248	—
Accrued property taxes	1,048	1,111
Stock-based compensation expense	1,372	1,025
Net operating loss	7,827	15,979
Tax credit	4,523	10,995
Less: valuation allowance	1,214	1,214
Total deferred tax assets	19,087	28,920
Deferred tax liabilities:
Prepaid expenses	3,625	2,517
Depreciation	352,123	308,266
Other	9,476	19,900
Total deferred tax liabilities	365,224	330,683
Net deferred tax liabilities	$346,137	$301,763

Net Operating Loss and Tax Credit Carryforwards

Pursuant to the CARES Act, the Company carried back net operating tax losses generated in 2018, 2019 and 2020 in the amounts of $185.4 million, $116.7 million and $422.1 million respectively to tax years ended December 31, 2013 through December 31, 2016. The net operating loss carryback resulted in prior years’ foreign tax credits and general business credits generated in 2014 - 2020 in the amount of $5.7 million and $5.2 million respectively to be released. During 2021, the Company utilized $2.3 million and $4.5 million of the released foreign tax credits and general business credits. Unused foreign tax credit and general business credits will expire in 2026 – 2030, but the Company expects to utilize these credits prior to the expiration.

In addition, as of December 31, 2021, the Company recognized state net operating loss carryforwards for income tax purposes in the amount of $7.8 million. A portion of the state net operating loss carryforward amounts will expire between 2022 and 2040 while a majority of these net operating losses have an indefinite carryforward period.

Note 12— Related Party Transactions

During the years ended December 31, 2021, 2020 and 2019, there were no related party transactions that required disclosure.

Note 13 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. The matching contributions on pilot deferrals is 200 percent for the first 5 percent of eligible wages resulting from the pilot collective bargaining agreement.

The Company recognized expense under this plan of $21.4 million, $18.6 million, and $19.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table provides information about the Company’s ESPP activity during 2021, 2020, and 2019:

	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
As of December 31, 2019	38,464	$133.54	$23.51
As of December 31, 2020	56,866	$90.63	$14.10
As of December 31, 2021	39,760	$174.68	$30.00
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense of $17.2 million, $20.1 million and $19.2 million, respectively, related to restricted stock, stock options, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost was $23.3 million as of December 31, 2021 for unvested restricted stock expected to be recognized over a weighted-average period of 2.22 years. As of December 31, 2021, there was no unrecognized compensation cost for either cash-settled SARs or stock options.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2021, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	196,194	$153.88
Granted	218,477	143.72
Vested	(104,816)	152.07
Forfeited	(15,047)	148.97
Non-vested at December 31, 2019	294,808	$147.25
Granted	267,169	137.80
Vested	(291,303)	147.58
Forfeited	(5,147)	145.82
Non-vested at December 31, 2020	265,527	$142.25
Granted	120,456	194.66
Vested	(197,530)	136.71
Forfeited	(6,900)	147.05
Non-vested at December 31, 2021	181,553	$183.63

The total fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $27.0 million, $43.0 million and $15.9 million, respectively.

Note 14 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2022 to 2048. Refer to Note 8 for more information on the Company's lease agreements.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2021
2022	224,587
2023	632,072
2024	765,758
2025	305,068
Total purchase commitments	$1,927,485

Aircraft Commitments

As of December 31, 2021, the Company had entered into purchase agreements for 51 aircraft which are expected to deliver between 2022 through 2025.

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2021, the percentage of full-time equivalent employees for these pay groups were as follows:

As of December 31, 2021
Flight Attendants	24.4%
Pilots	33.5
Maintenance Technicians	12.2
Flight Dispatchers	0.9
Total	71.0%

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

Note 15 — Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Changes Charged to Statement of Income Accounts	Write Offs (net of recoveries)	Balance at End of Year
Allowance for expendable parts and supplies
For the Year Ended December 31, 2021	$4,323	$1,718	$—	$6,041
For the Year Ended December 31, 2020	2,748	1,575	—	4,323
For the Year Ended December 31, 2019 (1)	14,410	2,257	(13,919)	2,748
(1) Increase in write offs mostly related to disposal of MD-80 fleet parts in 2019.

Note 16 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM"), and is used to allocate resources and analyze performance. The Company's CODM is the executive leadership team, which reviews information about the Company's two operating segments: Airline and Sunseeker Resort.

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the operation of Kingsway Golf Course. Plans for the resort include a 500-room hotel and two towers offering an estimated 180 one, two and three-bedroom suites, bar and restaurant options, and other amenities. The golf course is a short drive from the resort site and is considered, from a planning and strategic perspective, to be an additional resort amenity. The construction of Sunseeker Resort is an extension of the Company's leisure travel focus and it is expected that many customers flying to Southwest Florida on Allegiant will elect to stay at this resort and enjoy its amenities.

Other non-Airline Segment

The other non-airline segment includes the Teesnap golf course management solution and Allegiant Nonstop family entertainment centers. Allegiant Nonstop family entertainment centers featured games, attractions, and food facilities.

Due to the impacts of COVID-19, the Company permanently closed the Allegiant Nonstop locations in Warren, MI, Clearfield, Utah, and the Allegiant Nonstop location in West Jordan, Utah, which was being developed.

In April 2021, the Company closed on a transaction to sell 85 percent of Teesnap.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Other non - airline	Consolidated
Year Ended December 31, 2021
Operating revenue:
Passenger	$1,578,436	$—	$—	$1,578,436
Third party products	86,487	—	—	86,487
Fixed fee contract	41,184	—	—	41,184
Other	133	(6)	1,676	1,803
Operating income (loss)	271,716	(7,998)	(643)	263,075
Interest expense, net	64,529	1,818	—	66,347
Depreciation and amortization	180,923	112	—	181,035
Capital expenditures	309,982	50,629	—	360,611
Year Ended December 31, 2020
Operating revenue:
Passenger	$902,187	$—	$—	$902,187
Third party products	46,482	—	—	46,482
Fixed fee contract	26,865	—	—	26,865
Other	1,462	650	12,427	14,539
Operating income (loss)	(104,745)	(145,721)	(30,519)	(280,985)
Interest expense, net	50,355	562	—	50,917
Depreciation and amortization	174,882	615	770	176,267
Capital expenditures	262,748	45,160	442	308,350
Year Ended December 31, 2019
Operating revenue:
Passenger	$1,682,955	$—	$—	$1,682,955
Third party products	70,012	—	—	70,012
Fixed fee contract	65,057	—	—	65,057
Other	4,474	2,048	16,419	22,941
Operating income (loss)	388,740	(6,588)	(18,202)	363,950
Interest expense, net	58,112	1,694	—	59,806
Depreciation and amortization	151,060	1,250	3,542	155,852
Capital expenditures	438,765	66,659	18,304	523,728

Total assets were as follows as of the dates indicated:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Airline	$3,871,751	$3,214,523
Sunseeker Resort	119,032	36,612
Other non-airline	290	7,790
Consolidated	$3,991,073	$3,258,925

Note 17 — Subsequent Events

Under the agreement entered into with The Boeing Company (“Boeing”) to acquire fifty (50) newly manufactured Boeing 737-MAX aircraft, the Company made pre-delivery deposits of $44.5 million in January 2022.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.

Item 9B.  Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2022

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 22, 2022, which Proxy Statement is to be filed with the Commission.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 22, 2022, which Proxy Statement is to be filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 22, 2022, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 22, 2022, which Proxy Statement is to be filed with the Commission.

Item 14.  Principal Accountant Fees and Services

Our Independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 22, 2022, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The financial statements included in Item 8 - Financial Statements and Supplementary Data above are filed as part of this annual report.
—	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on October 18, 2021).
3.3	Specimen Stock Certificate (Incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
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
4.3
First Lien Intercreditor Agreement, dated as of October 7, 2020, between Barclays Bank PLC, as Authorized Representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as First Lien Notes Collateral Agent and Authorized Representative for the First Lien Notes Secured Parties. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-k filed with the Commission on October 7, 2020)

4.4
Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury.(Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

4.5	Form of PSP2 Warrant (included in Exhibit 4.4 as Annex B thereto).
4.6
PSP2 Warrant Agreement dated as of January 15, 2021, between the Company and the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on October 6, 2021).

4.7	Form of PSP Warrant (Included in Exhibit 4.6 as Annex B thereto).
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

10.12
Payroll Support Program Agreement dated April 20, 2020 between Allegiant Air, LLC and the U.S. Department of the Treasury. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

10.13
Promissory Note dated April 20, 2020 from Allegiant Air, LLC to U.S. Department of the Treasury.(Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020)

10.14
Employment Agreement effective as of August 1, 2020 between the Company and D. Scott Sheldon (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.15
Employment Agreement effective as of August 1, 2020 between the Company and Gregory Anderson (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.16
Employment Agreement effective as of September 1, 2020 between the Company and Scott DeAngelo (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.17
Employment Agreement effective as of September 1, 2020 between the Company and Robert P. Wilson, III (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Commission on November 5, 2020) (1)

10.18
Payroll Support Program Extension Agreement dated January 15, 2021 between Allegiant Air, LLC and the U.S. Department of the Treasury. (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2020.)

10.19	Payroll Support Program 3 Agreement dated April 23, 2021, between Allegiant Air, LLC and the United States Department of the Treasury.
10.20
Credit Agreement dated as of October 13, 2021 among Sunseeker Florida, Inc., Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, the Lenders party thereto, Wilmington Trust, National Association as Administrative Agent and Castlelake Lending Opportunities, LLC as Facility Manager. (2)

10.21	Disbursement Agreement dated as of October 13, 2021 among Sunseeker Florida, Inc. and Wilmington Trust, National Association as Disbursement Agent and Administrative Agent. (2)
10.22	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 13, 2021 made by Sunseeker Florida, Inc., to Wilmington Trust, National Association as Administrative Agent.
10.23	Share Pledge Agreement dated as of October 13, 2021 between SFI Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent.
10.24
Payment Guaranty dated as of October 13, 2021 among Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, SFI Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent.

10.25
Carry and Completion Guaranty dated as of October 13, 2021 among Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, SFI Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent.

10.26	Aircraft General Terms Agreement WJE-AGTA between The Boeing Company and Allegiant Air, LLC (2)
10.27	Purchase Agreement Number PA-05130 between The Boeing Company and Allegiant Air, LLC relating to Boeing Models 737-8-200 and 737-7 Aircraft (2)
10.28	Table 1A to Purchase Agreement No. PA-05130 Aircraft Information Table (2)
10.29	Table 1B to Purchase Agreement No. PA-05130 Aircraft Information Table (2)
10.30	Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-1 to Purchase Agreement Number PA-05130 (2)
10.31	Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-2 to Purchase Agreement Number PA-05130 (2)
10.32	Aircraft Delivery Requirements and Responsibilities between The Boeing Company and Allegiant Air, LLC Exhibit B to Purchase Agreement Number PA-05130 (2)
10.33	Airframe and Optional Features Escalation Adjustment between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit AE1 to Purchase Agreement Number PA-05130 (2)
10.34	Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130 (2)
10.35	Customer Support Variables between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit CS1 to Purchase Agreement Number PA-05130 (2)
10.36	Engine Escalation Adjustment, Engine Warranty and Patent Indemnity between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit EE1 to Purchase Agreement Number PA-05130
10.37	Service Life Policy between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit SLP1 to Purchase Agreement Number PA-05130
10.38	Letter Agreement WJE-PA-05130-LA-2101477 by and between The Boeing Company and Allegiant Air, LLC (2)
10.39	Attachment A to Letter Agreement No. WJE-PA-05130-LA-2101477 (2)
10.40	Attachment B to Letter Agreement No. WJE-PA-05130-LA-2101477 (2)
10.41	Letter Agreement WJE-PA-05130-LA-2101478 by and between The Boeing Company and Allegiant Air, LLC (2)
10.42	Letter Agreement WJE-PA-05130-LA-2101479 by and between The Boeing Company and Allegiant Air, LLC (2)
10.43	Letter Agreement WJE-PA-05130-LA-2101481 by and between The Boeing Company and Allegiant Air, LLC (2)
10.44	Letter Agreement WJE-PA-05130-LA-2101482 by and between The Boeing Company and Allegiant Air, LLC (2)
10.45	Letter Agreement WJE-PA-05130-LA-2101483 by and between The Boeing Company and Allegiant Air, LLC (2)
10.46	Letter Agreement WJE-PA-05130-LA-2101485 by and between The Boeing Company and Allegiant Air, LLC (2)
10.47	Attachment to Letter Agreement WJE-PA-05130-LA-2101485 (2)
10.48	Attachment to Letter Agreement WJE-PA-05130-LA-2101485 (2)

10.49	Letter Agreement WJE-PA-05130-LA-2101487 by and between The Boeing Company and Allegiant Air, LLC (2)
10.50	Letter Agreement WJE-PA-05130-LA-2101488 by and between The Boeing Company and Allegiant Air, LLC (2)
10.51	Letter Agreement WJE-PA-05130-LA-2101489 by and between The Boeing Company and Allegiant Air, LLC (2)
10.52	Letter Agreement WJE-PA-05130-LA-2101490 by and between The Boeing Company and Allegiant Air, LLC (2)
10.53	Letter Agreement WJE-PA-05130-LA-2101491 by and between The Boeing Company and Allegiant Air, LLC (2)
10.54	Letter Agreement WJE-PA-05130-LA-2103907 by and between The Boeing Company and Allegiant Air, LLC (2)
10.55	Letter Agreement WJE-PA-05130-LA-2103908 by and between The Boeing Company and Allegiant Air, LLC (2)
10.56	Attachment to Letter Agreement WJE-PA-05130-LA-2103908 (2)
10.57	Letter Agreement WJE-PA-05130-LA-2103909 by and between The Boeing Company and Allegiant Air, LLC (2)
10.58	Letter Agreement WJE-PA-05130-LA-2103923 by and between The Boeing Company and Allegiant Air, LLC (2)
10.59	Letter Agreement WJE-PA-05130-LA-2103924 by and between The Boeing Company and Allegiant Air, LLC (2)
10.60	Letter Agreement WJE-PA-05130-LA-2103925 by and between The Boeing Company and Allegiant Air, LLC (2)
10.61	Letter Agreement WJE-PA-05130-LA-2103930 by and between The Boeing Company and Allegiant Air, LLC (2)
10.62	Letter Agreement WJE-PA-05130-LA-2104792 by and between The Boeing Company and Allegiant Air, LLC (2)
10.63	Letter Agreement WJE-PA-05130-LA-2104982 by and between The Boeing Company and Allegiant Air, LLC (2)
10.64	Letter Agreement WJE-PA-05130-LA-2105122 by and between The Boeing Company and Allegiant Air, LLC (2)
10.65	Letter Agreement WJE-PA-05130-LA-2105267 by and between The Boeing Company and Allegiant Air, LLC (2)
10.66	Letter Agreement WJE-PA-05130-LA-2105268 by and between The Boeing Company and Allegiant Air, LLC (2)
10.67	Letter Agreement WJE-PA-05130-LA-2105443 by and between The Boeing Company and Allegiant Air, LLC (2)
10.68	Letter Agreement WJE-PA-05130-LA-2105503 by and between The Boeing Company and Allegiant Air, LLC (2)
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019 (v) Consolidated Cash Flow Statements for the years ended December 31, 2021, 2020 and 2019 (vi) the Notes to the Consolidated Financial Statements. (3)

(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 1, 2022.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	March 1, 2022
Maurice J. Gallagher, Jr.	(Principal Executive Officer)

/s/ John Redmond	President and Director	March 1, 2022
John Redmond

/s/ Gregory Anderson	Chief Financial Officer	March 1, 2022
Gregory Anderson	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	March 1, 2022
Rebecca Aretos	(Principal Accounting Officer)

/s/ Montie Brewer	Director	March 1, 2022
Montie Brewer

/s/ Gary Ellmer	Director	March 1, 2022
Gary Ellmer

/s/ Ponder Harrison	Director	March 1, 2022
M. Ponder Harrison

/s/ Linda Marvin	Director	March 1, 2022
Linda Marvin

/s/ Sandra D. Morgan	Director	March 1, 2022
Sandra D. Morgan

/s/ Charles W. Pollard	Director	March 1, 2022
Charles W. Pollard