Form 10-Q
period 2022-03-31
Allegiant Travel CO
filed 2022-05-05
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

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

As of April 25, 2022, the registrant had 18,117,231 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$403,085	$363,378
Restricted cash	26,220	37,323
Short-term investments	808,949	819,478
Accounts receivable	91,070	62,659
Expendable parts, supplies and fuel, net	36,098	27,500
Prepaid expenses and other current assets	45,070	28,073
TOTAL CURRENT ASSETS	1,410,492	1,338,411
Property and equipment, net	2,427,180	2,259,507
Long-term investments	—	2,231
Deferred major maintenance, net	145,529	146,850
Operating lease right-of-use assets, net	125,616	130,087
Deposits and other assets	122,450	113,987
TOTAL ASSETS:	$4,231,267	$3,991,073
CURRENT LIABILITIES
Accounts payable	$59,140	$43,566
Accrued liabilities	216,690	162,892
Current operating lease liabilities	19,314	19,081
Air traffic liability	452,622	307,453
Current maturities of long-term debt and finance lease obligations, net of related costs	140,450	130,053
TOTAL CURRENT LIABILITIES	888,216	663,045
Long-term debt and finance lease obligations, net of current maturities and related costs	1,634,539	1,612,486
Deferred income taxes	344,454	346,137
Noncurrent operating lease liabilities	110,210	115,067
Other noncurrent liabilities	31,552	30,786
TOTAL LIABILITIES:	3,008,971	2,767,521
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	25
Treasury shares	(638,057)	(638,057)
Additional paid in capital	695,323	692,053
Accumulated other comprehensive income, net	5,411	2,056
Retained earnings	1,159,594	1,167,475
TOTAL EQUITY:	1,222,296	1,223,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,231,267	$3,991,073

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Passenger	$463,961	$256,695
Third party products	22,480	13,622
Fixed fee contracts	13,386	7,692
Other	282	1,115
Total operating revenues	500,109	279,124
OPERATING EXPENSES:
Aircraft fuel	164,137	82,848
Salaries and benefits	134,010	117,950
Station operations	65,744	43,094
Depreciation and amortization	46,343	43,174
Maintenance and repairs	27,820	23,371
Sales and marketing	22,350	11,609
Aircraft lease rental	6,132	4,720
Other	26,202	17,776
Payroll Support Programs grant recognition	—	(91,758)
Special charges	142	1,738
Total operating expenses	492,880	254,522
OPERATING INCOME	7,229	24,602
OTHER (INCOME) EXPENSES:
Interest expense	19,791	16,788
Capitalized interest	(1,216)	—
Interest income	(773)	(463)
Other, net	(6)	(393)
Total other expenses	17,796	15,932
INCOME (LOSS) BEFORE INCOME TAXES	(10,567)	8,670
INCOME TAX PROVISION (BENEFIT)	(2,686)	1,801
NET INCOME (LOSS)	$(7,881)	$6,869
Earnings (loss) per share to common shareholders:
Basic	$(0.44)	$0.42
Diluted	$(0.44)	$0.42
Shares used for computation:
Basic	17,954	16,167
Diluted	17,954	16,167

Cash dividends declared per share:	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$(7,881)	$6,869
Other comprehensive income:
Change in available for sale securities, net of tax	3,355	28
Total other comprehensive income	3,355	28
TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,526)	$6,897

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	8	—	3,270	—	—	—	3,270
Other comprehensive income	—	—	—	3,355	—	—	3,355
Net (loss)	—	—	—	—	(7,881)	—	(7,881)
Balance at March 31, 2022	18,119	$25	$695,323	$5,411	$1,159,594	$(638,057)	$1,222,296

	Three Months Ended March 31, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	11	—	3,394	—	—	—	3,394
Other comprehensive income	—	—	—	28	—	—	28
Net income	—	—	—	—	6,869	—	$6,869
Balance at March 31, 2021	16,416	$23	$333,147	$1	$1,022,491	$(646,008)	$709,654

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(7,881)	$6,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,343	43,174
Special charges	142	1,738
Other adjustments	6,155	8,318
Changes in certain assets and liabilities:
Air traffic liability	145,169	95,541
Other - net	(13,927)	12,353
Net cash provided by operating activities	176,001	167,993
Cash flows from investing activities:
Purchase of investment securities	(302,161)	(89,338)
Proceeds from maturities of investment securities	311,332	194,534
Aircraft pre-delivery deposits	(46,694)	(3,300)
Purchase of property and equipment	(71,659)	(66,199)
Other investing activities	(572)	(16)
Net cash provided by (used in) investing activities	(109,754)	35,681
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	—	105,000
Principal payments on debt and finance lease obligations	(37,335)	(151,517)
Debt issuance costs	(308)	(649)
Net cash (used in) financing activities	(37,643)	(47,166)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	28,604	156,508
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	400,701	170,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$429,305	$326,827

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$18,007	$15,059
Income tax payments (refunds)	17	(138)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$—	$4,733
Flight equipment acquired under finance leases	68,211	—
Purchases of property and equipment in accrued liabilities	37,083	4,064

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2021 and filed with the Securities and Exchange Commission.

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

Note 2 — Impact of the COVID-19 Pandemic

The rapid spread of COVID-19 and the related government restrictions, social distancing measures, and consumer fears have impacted flight loads, resulted in unprecedented cancellations of bookings and substantially reduced demand for new bookings throughout the airline industry during 2020 and 2021. Demand in the foreseeable future may continue to be affected by fluctuations in COVID-19 cases, variants, hospitalizations, deaths, treatment efficacy and the availability of vaccines. The Company is continuously reevaluating flight schedules and adjusting capacity based on demand trends.

During 2020 and 2021, Congress enacted various legislation which provided support for the airline industry. This included The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020, the Consolidated Appropriations Act, 2021 enacted in December 2020 (the “Payroll Support Program Extension”) and the American Rescue Plan Act enacted in March 2021 (the “ARPA”). On January 15, 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program Extension Agreement (the “PSP2”) with the Treasury and received $91.8 million under the Payroll Support Program Extension.

In April 2021, the Company received $13.8 million in additional funds related to the PSP2 which included a loan of $1.7 million. In consideration for these additional funds, the Company issued warrants ( the "PSP2 Warrants") to the Treasury to acquire 924 shares of common stock at a price of $179.23 per share (based on the price of the Company's common stock on the Nasdaq Stock Market on December 24, 2020).

In April 2021, the Company through its airline operating subsidiary Allegiant Air, LLC entered into a Payroll Support Program 3 Agreement (the "PSP3") with the Treasury under section 7301 of the American Rescue Plan Act of 2021 and received a total of $98.4 million.

The funds received under PSP2 and PSP3 were used exclusively for wages, salaries and benefits.

Prior to January 1, 2022, all Payroll Support Program funds had been fully utilized.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Scheduled service	$223,854	$131,929
Ancillary air-related charges	229,464	121,072
Allways® Allegiant World Mastercard® redemptions	10,643	3,694
Total passenger revenue	$463,961	$256,695

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of March 31, 2022, the air traffic liability balance was $452.6 million, of which approximately $394.1 million was related to forward bookings, with the remaining $58.5 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2021, approximately 56.0 percent was recognized into passenger revenue during the three months ended March 31, 2022.

In 2020, the Company announced that credit vouchers issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for vouchers issued through June 30, 2021. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

In relation to the travel component of the Allways® Allegiant World Mastercard® contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into revenue when the points are redeemed and the transportation is provided. Similarly, in relation to the Allways Rewards program, points earned through the program are deferred based on the stand-alone selling price and recognized into revenue when the points are redeemed and the underlying service has been provided.

The following table presents the activity of the point liability for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Points balance at January 1	$40,490	$21,841
Points awarded (deferral of revenue)	16,957	4,571
Points redeemed (recognition of revenue)	(10,643)	(3,694)
Points balance at March 31	$46,804	$22,718

As of March 31, 2022 and 2021, $23.2 million and $10.3 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Flight equipment, including pre-delivery deposits	$2,685,856	$2,573,657
Computer hardware and software	166,209	160,237
Land and buildings/leasehold improvements	59,853	59,735
Other property and equipment	83,326	78,192
Sunseeker Resort	147,645	83,864
Total property and equipment	3,142,889	2,955,685
Less accumulated depreciation and amortization	(715,709)	(696,178)
Property and equipment, net	$2,427,180	$2,259,507

Accrued capital expenditures as of March 31, 2022 and December 31, 2021 were $37.1 million and $17.7 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Fixed-rate debt and finance lease obligations due through 2032	$885,302	$827,382
Variable-rate debt due through 2029	889,687	915,157
Total debt and finance lease obligations, net of related costs	1,774,989	1,742,539
Less current maturities, net of related costs	140,450	130,053
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,634,539	$1,612,486

Weighted average fixed-interest rate on debt	5.8%	5.8%
Weighted average variable-interest rate on debt	2.9%	2.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2022 and for the next four years and thereafter, in the aggregate, are: remaining in 2022 - $95.4 million; 2023 - $133.9 million; 2024 - $804.3 million; 2025 - $111.1 million; 2026 - $104.7 million; and $525.5 million thereafter.

Note 6 — Income Taxes

The Company recorded an effective tax rate of 25.4 percent and 20.8 percent for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences of which none are individually significant. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2022.

Financial instruments measured at fair value on a recurring basis:

	March 31, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$4,295	$4,295	$—	$25,019	$25,019	$—
Commercial Paper	144,882	—	144,882	179,455	—	179,455
Municipal debt securities	48,066	—	48,066	63,875	—	63,875
Corporate debt securities	7,849	—	7,849	—	—	—
Total cash equivalents	205,092	4,295	200,797	268,349	25,019	243,330
Short-term
Commercial paper	377,695	—	377,695	419,469	—	419,469
Corporate debt securities	255,848	—	255,848	234,436	—	234,436
Municipal debt securities	173,561	—	173,561	165,573	—	165,573
Federal agency debt securities	1,845	—	1,845	—	—	—
Total short-term	808,949	—	808,949	819,478	—	819,478
Long-term
Municipal debt securities	—	—	—	2,231	—	2,231
Total long-term	—	—	—	2,231	—	2,231
Total financial instruments	$1,014,041	$4,295	$1,009,746	$1,090,058	$25,019	$1,065,039

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,413,414	$1,198,418	$1,447,462	$1,261,170	3

Due to their short-term nature, the carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 8 — Earnings (Loss) per Share

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

For the three months ended March 31, 2022 basic and diluted (loss) per share are the same because of the (loss) position. For the three months ended March 31, 2021, the second method was used because it was more dilutive than the first method.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2022	2021
Basic:
Net income (loss)	$(7,881)	$6,869
Less income allocated to participating securities	—	(103)
Net income (loss) attributable to common stock	$(7,881)	$6,766
Earnings (loss) per share, basic	$(0.44)	$0.42
Weighted-average shares outstanding	17,954	16,167
Diluted:
Net income (loss)	$(7,881)	$6,869
Less income allocated to participating securities	—	(103)
Net income (loss) attributable to common stock	$(7,881)	$6,766
Earnings (loss) per share, diluted	$(0.44)	$0.42
Weighted-average shares outstanding	17,954	16,167

Note 9 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM"), and is used to allocate resources and analyze performance. The Company's CODM is the executive leadership team, which reviews information about the Company's two operating segments: Airline and Sunseeker Resort.

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the renovation of Aileron Golf Course (formerly known as Kingsway Golf Course). Plans for the resort include a 500-room hotel and two towers offering more than 180 one, two and three-bedroom suites, bar and restaurant options, and other amenities. The golf course is a short drive from the resort site and is considered, from a planning and strategic perspective, to be an additional resort amenity. The construction of Sunseeker Resort is an extension of the Company's leisure travel focus and it is expected that many customers flying to Southwest Florida on Allegiant will elect to stay at this resort and enjoy its amenities.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Quarter Ended March 31, 2022
Operating revenue:
Passenger	$463,961	$—	$463,961
Third party products	22,480	—	22,480
Fixed fee contract	13,386	—	13,386
Other	281	1	282
Operating income (loss)	10,176	(2,947)	7,229
Interest expense, net	15,828	1,974	17,802
Depreciation and amortization	46,341	2	46,343
Capital expenditures	142,178	63,781	205,959
Quarter Ended March 31, 2021
Operating revenue:
Passenger	$256,695	$—	$256,695
Third party products	13,622	—	13,622
Fixed fee contract	7,692	—	7,692
Other	1,124	(9)	1,115
Operating income (loss)	25,463	(861)	24,602
Interest expense, net	16,325	—	16,325
Depreciation and amortization	43,136	38	43,174
Capital expenditures	57,674	—	57,674

Total assets were as follows as of the dates indicated:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Airline	$4,046,505	$3,872,041
Sunseeker Resort	184,762	119,032
Consolidated	$4,231,267	$3,991,073

Note 11 — Subsequent Events

In April 2022, we borrowed $108.3 million under senior bank debt facilities secured by aircraft.

In April 2022, the lender funded $87.5 million into the construction disbursement account for the Sunseeker project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2022 and 2021. Also discussed is our financial position as of March 31, 2022 and December 31, 2021. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2022 Review

Highlights:

–Loss per share of $(0.44) as a result of significantly higher fuel costs as fuel prices surged during the quarter and higher irregular operations costs.
–Total operating revenue was $500.1 million, up 10.7 percent when compared with the first quarter of 2019.
–Continued sequential improvement in load factor, which came in at 78.9 percent, up nearly 2 percentage points from the fourth quarter 2021.
–Total cash and investments at March 31, 2022 were $1.21 billion.
–Average total fare per passenger increased by 2.7 percent year over three-year to $131.15 despite scheduled service capacity increases of 18.7 percent.
–We began work with our ESG partner Schneider Electric in preparation for the publishing of our initial sustainability report later in the year.
–45 thousand new Allways® Allegiant World Mastercard® cardholders in first quarter 2022, the highest number of additions in a quarter in Company history.

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2022	December 31, 2021
A319	35	35
A320(1)	77	73
Total	112	108
(1) Does not include eight aircraft of which we have taken delivery as of March 31, 2022, but were not yet in service as of that date.

As of March 31, 2022, we are party to forward purchase agreements for 51 aircraft with one Airbus A320 delivery expected in 2022, ten Boeing 737MAX aircraft in 2023 and the remainder of the Boeing aircraft under contract thereafter. Additionally, we are party to finance leases for six Airbus A320 aircraft expected to deliver in 2022.

NETWORK

As of March 31, 2022, we were selling 617 routes versus 580 as of the same date in 2021 and 450 as of March 31, 2019, which represents a 6.4 and 37.1 percent increase, respectively. Our total active number of origination cities and leisure destinations were 99 and 33, respectively, as of March 31, 2022.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We maintained a broad network and selling presence during the pandemic and have grown our network as air travel is recovering.

TRENDS

COVID-19
The COVID-19 pandemic has significantly impacted our operating results in 2020 and 2021 and we suffered numerous cancellations due to the effect of the Omicron variant on flight crews into first quarter 2022. COVID-19 may continue to impact our operations into the future. We believe that demand in the foreseeable future could fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.

Strong Demand Momentum

As concerns over COVID-19 have declined, we saw significant increases in load factors and average total fare per passenger in March which are continuing into second quarter.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021 and the increases were exacerbated by the geopolitical impact of the war in Ukraine. As a result, the average fuel cost per gallon increased by 65.1 percent in first quarter 2022 over first quarter 2021 and 43.5 percent over first quarter 2019. We expect high fuel costs will continue to impact our total costs and operating results.

Network Growth
Despite the pandemic and airline industry challenges, since the beginning of 2021 and through March 31, 2022, we have announced service on 123 new routes, 17 hyper seasonal routes, and to eight new cities, including seasonal and temporary routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model. However, we have pulled back some of our growth in 2022 due to staffing challenges as mentioned below.

Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complimentary with our low cost strategy based on of our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Staffing challenges and employee call-outs continue to impact our operations and costs and we have pulled back some of our planned growth for 2022 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic. Our irregular operations costs are also impacted by our policy to compensate passengers for their inconvenience in addition to the ticket price, not generally done in the airline industry.

We are investing incrementally in our employee hiring and retention and our operations in an attempt to improve performance and this may put pressure on unit costs in the near term. However, if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have begun to discuss the terms of a new labor agreement for this work group. The terms of any new collective bargaining agreement will impact our costs over the term of the contract.

Pilot Scarcity

The supply of pilots necessary for airline industry growth may be a limiting factor. The pandemic resulted in more than 3,000 early pilot retirements across U.S. mainline and cargo carriers and the pipeline for new pilots does not appear at the present time to be sufficiently robust to replace retired pilots and to allow for projected industry growth. The ability to hire and retain pilots will be critical to our and the industry’s growth.

Engagement of Schneider Electric as ESG Consultant

We have entered into a three-year partnership with Schneider Electric to help us develop an Environmental, Social and Governance (ESG) program including:

–Identifying and prioritizing relevant ESG topics through a materiality assessment

–Establishing ESG goals and environmental goal achievement plans
–Developing an inaugural ESG report referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks
–Providing ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions
–Supporting the communications efforts around our ESG program

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. The transactions are also subject to clearance by the Mexican Federal Economic Competition Commission.

We and VivaAerobus currently expect to offer new routes under the alliance beginning in the first quarter of 2023, pending governmental approval of the applications.

Sunseeker Resort

We recommenced the construction of our Sunseeker Resort in Southwest Florida in August 2021 and construction is ongoing with the expectation to open the Resort in second quarter 2023.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel, and particularly during first quarter 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the first quarter 2022, passenger revenue increased 80.7 percent compared to the same period in 2021. This increase was largely due to lower passenger demand related to COVID-19 during the first quarter 2021. Scheduled service passengers were up 59.6 percent and scheduled service average base fare was up 8.3 percent.

Passenger revenue for the first quarter 2022, as compared to first quarter 2019, increased by 10.5 percent, as passengers increased by 8.4 percent on an 18.7 percent increase in capacity resulting in a 5.0 percentage point decrease in load factor. Average scheduled service revenue per passenger increased by 1.9 percent over the same period in 2019 as a result of a 16.5 percent increase in air ancillary revenue per passenger.

The increase in air ancillary revenue per passenger was primarily driven by increased revenue from the sale of bundled products.

Third party products revenue. Third party products revenue for the first quarter 2022 increased 65.0 percent compared to the first quarter 2021 and 31.1 percent compared to the first quarter 2019. The increase from 2021 is primarily the result of greater travel demand for rental cars and hotels and increased Allways® Allegiant World Mastercard® revenues. Increased rental car and hotel rates combined with a 33.2 percent increase in rental car days sold and 29.1 percent increase in room nights sold to generate the substantial increase over 2021.

The increase from 2019 is attributable to increased rental car rates (which more than offset the impact of fewer rental car days) and growth in our Allways® Allegiant World Mastercard® revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2022 increased 74.0 percent compared to the same period in 2021 as a result of a 16.0 percent increase in related departures due to lower charter activity during the pandemic. In addition, charter rates were lower in 2021.

Fixed fee contract revenue for the first quarter 2022, as compared to 2019, increased by 26.6 percent as a result of a 4.9 percent increase in related departures driven primarily by March Madness activity, higher charter rates and higher fuel cost passthroughs.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per available seat mile (ASM) across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods, 2019 being included as a more representative pre-pandemic first quarter comparison. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended March 31,			Percent Change
Unitized costs (in cents)	2022	2021	2019	YoY	Yo3Y
Aircraft fuel	3.55	2.06	2.55	72.3%	39.2%
Salaries and benefits	2.90	2.94	3.05	(1.4)	(4.9)
Station operations	1.42	1.07	1.00	32.7	42.0
Depreciation and amortization	1.00	1.08	0.93	(7.4)	7.5
Maintenance and repairs	0.60	0.58	0.58	3.4	3.4
Sales and marketing	0.48	0.29	0.54	65.5	(11.1)
Aircraft lease rentals	0.13	0.12	—	8.3	NM
Other	0.59	0.44	0.57	34.1	3.5
Payroll Support Programs grant recognition	—	(2.28)	—	NM	NM
Special charges	0.00	0.04	—	NM	NM
CASM	10.67	6.34	9.22	68.3	15.7
Operating CASM, excluding fuel	7.12	4.28	6.67	66.4	6.7
Sunseeker Resort CASM	0.06	0.02	0.05	200.0	20.0
Operating CASM, excluding fuel and Sunseeker Resort activity	7.06	4.26	6.62	65.7	6.6
NM - Not meaningful

Salaries and benefits expense. Salaries and benefits expense increased $16.1 million, or 13.6 percent, for the first quarter 2022 when compared to the same period in 2021. The increase is primarily due to an 18.3 percent increase in the number of full time equivalent employees from the first quarter 2021 and higher wages offset by the employee retention tax credit recognized in 2022.

When compared to the same period in 2019, salaries and benefits expense increased by $14.6 million or 12.2 percent on a 16.3 percent increase in the number of full time equivalent employees year over three-year.

Aircraft fuel expense. Aircraft fuel expense increased $81.3 million, or 98.1 percent, for the first quarter 2022 compared to first quarter 2021. This is primarily due to a 65.1 percent increase in average fuel cost per gallon and a 20.3 percent increase in fuel gallons consumed on a 15.1 percent increase in capacity.

When compared to the same period in 2019, aircraft fuel expense increased by 64.7 percent as average fuel cost per gallon increased 43.5 percent, ASM's increased 18.2 percent, and fuel gallons consumed increased 15.0 percent.

Station operations expense. Station operations expense for the first quarter 2022 increased $22.7 million, or 52.6 percent compared to the same period in 2021 due to increased departures of 10.9 percent and increased costs associated with irregular operations.

As compared to the same period in 2019, station operations expense increased by $26.8 million or 68.7 percent due to a 13.1 percent increase in departures, increased costs associated with irregular operations and airport fees.

Irregular operations costs in 2022 were significantly attributable to COVID absences due to the Omicron variant in January and February. These absences resulted in numerous flight cancellations. The amount of irregular operations costs is significantly impacted by our decision to compensate impacted passengers for their inconvenience in addition to the ticket price.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2022 increased by 7.3 percent as compared to the first quarter 2021 as the average number of aircraft owned and in service increased 8.6 percent year over year.

Compared to the same period in 2019, depreciation and amortization expense increased $10.2 million or 28.1 percent as the average number of aircraft owned and in service increased 28.8 percent year over three-year.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2022 increased $4.4 million, or 19.0 percent, compared to the same period in 2021. Routine maintenance costs increased as the average number of aircraft in service increased 12.5 percent year over year and there was a 15.1 percent increase in ASMs.

Compared to the same period in 2019, maintenance and repairs expense increased by $5.0 million or 21.9 percent primarily due to a 37.6 percent increase in the average number of aircraft in service and an 18.2 percent increase in ASM's year over three-year.

Sales and marketing expense. Sales and marketing expense for the first quarter 2022 increased by 92.5 percent compared to the same period in 2021, due to an increase in net credit card fees as a result of an 80.7 percent increase in passenger revenue year-over-year as well as reduced advertising spend in early 2021 during the pandemic.

Compared to the same period in 2019, sales and marketing expense increased by 6.8 percent due to an increase in net credit card fees as a result of a 10.5 percent increase in passenger revenue compared to the same period in 2019.

Other operating expense. Other expense increased $8.4 million for the first quarter 2022 compared to the first quarter 2021 attributable to increased service and incremental increases in our employee training activity.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $91.8 million as an offset to operating expense on our statement of income during the first quarter of 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Interest Expense

Interest expense for the quarter ended March 31, 2022 increased by $3.0 million, or 17.9 percent over first quarter 2021, due to new fixed rate debt and finance lease transactions entered into since first quarter 2021.

Income Tax Expense

Our effective tax rate was 25.4 percent and 20.8 percent for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences of which none are individually significant.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended March 31,			Percent Change (1)
	2022	2021	2019	YoY	Yo3Y
Operating statistics (unaudited):
Total system statistics:
Passengers	3,734,262	2,334,503	3,450,278	60.0%	8.2%
Available seat miles (ASMs) (thousands)	4,620,144	4,013,989	3,910,239	15.1	18.2
Operating expense per ASM (CASM) (cents)	10.67	6.34	9.22	68.3	15.7
Fuel expense per ASM (cents)	3.55	2.06	2.55	72.3	39.2
Operating CASM, excluding fuel (cents)	7.12	4.28	6.67	66.4	6.7
ASMs per gallon of fuel	86.5	90.4	84.1	(4.3)	2.9
Departures	28,494	25,684	25,200	10.9	13.1
Block hours	69,655	60,373	59,819	15.4	16.4
Average stage length (miles)	920	898	904	2.4	1.8
Average number of operating aircraft during period	109.5	97.3	79.6	12.5	37.6
Average block hours per aircraft per day	7.1	7.4	8.3	(4.1)	(14.5)
Full-time equivalent employees at end of period	4,728	3,998	4,067	18.3	16.3
Fuel gallons consumed (thousands)	53,438	44,426	46,474	20.3	15.0
Average fuel cost per gallon	$3.07	$1.86	$2.14	65.1	43.5

Scheduled service statistics:
Passengers	3,709,104	2,323,302	3,421,538	59.6	8.4
Revenue passenger miles (RPMs) (thousands)	3,558,045	2,166,417	3,191,045	64.2	11.5
Available seat miles (ASMs) (thousands)	4,512,315	3,921,090	3,802,132	15.1	18.7
Load factor	78.9%	55.3%	83.9%	23.6	(5.0)
Departures	27,637	24,947	24,344	10.8	13.5
Block hours	67,829	58,851	57,963	15.3	17.0
Average seats per departure	175.6	173.6	171.4	1.2	2.5
Yield (cents) (2)	6.59	6.26	7.47	5.3	(11.8)
Total passenger revenue per ASM (TRASM) (cents)(3)	10.78	6.89	11.50	56.5	(6.3)
Average fare - scheduled service(4)	$63.22	$58.38	$69.64	8.3	(9.2)
Average fare - air-related charges(4)	$61.87	$52.11	$53.10	18.7	16.5
Average fare - third party products	$6.06	$5.86	$5.01	3.4	21.0
Average fare - total	$131.15	$116.35	$127.75	12.7	2.7
Average stage length (miles)	926	902	908	2.7	2.0
Fuel gallons consumed (thousands)	52,110	43,306	45,068	20.3	15.6
Average fuel cost per gallon	$3.01	$1.82	$2.13	65.4	41.3
Rental car days sold	367,094	275,584	471,598	33.2	(22.2)
Hotel room nights sold	72,539	56,208	105,015	29.1	(30.9)
Percent of sales through website during period	96.0%	93.3%	93.6%	2.7	2.4
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.21 billion at March 31, 2022, from $1.19 billion at December 31, 2021. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows and borrowings, to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.77 billion as of December 31, 2021 to $1.80 billion as of March 31, 2022. During the three months ended March 31, 2022, we entered into finance leases for $68.2 million and we made principal payments of $37.3 million.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2022, our operating activities provided $176.0 million of cash compared to $168.0 million during the same period 2021. This change is mostly attributable to a $49.6 million larger increase in air traffic liability which more than offset a $14.8 million decrease in net income.

Investing Activities. Cash used in investing activities was $109.8 million during the three months ended March 31, 2022 compared to $35.7 million provided from investing activities for the same period in 2021. The change is due to a $96.0 million decrease in proceeds from maturities of investment securities, net of purchases, and $46.7 million related to aircraft pre-delivery deposits in first quarter 2022. Purchases of property and equipment were relatively flat year over year.

Financing Activities. Cash used by financing activities for the three months ended March 31, 2022 was $37.6 million, compared to $47.2 million for the same period in 2021. The change resulted from principal payments of $37.3 million during the three months ended March 31, 2022, compared to $46.5 million of principal payments in excess of debt proceeds during the same period in 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, the implementation of a joint alliance with VivaAerobus, the development of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us a result of accepting government grants under the government payroll support programs, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft to be acquired, the ability to obtain necessary U.S. and Mexican government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2022. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2021 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2022 represented 33.3 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2022, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $16.5 million. We have not hedged fuel price risk for many years.

Interest Rates

As of March 31, 2022, we had $0.90 billion of variable-rate debt, including current maturities and without reduction for $11.0 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $2.2 million for the three months ended March 31, 2022.

Item 4. Controls and Procedures

As of March 31, 2022, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the Commission on March 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) We did not repurchase any common stock during the first quarter 2022.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on October 18, 2021).
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 5, 2022	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Financial Officer) and as Principal Financial Officer