Form 10-Q
period 2022-06-30
Allegiant Travel CO
filed 2022-08-04
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or
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

As of July 22, 2022, the registrant had 18,181,322 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$396,091	$363,378
Restricted cash	21,960	37,323
Short-term investments	813,243	819,478
Accounts receivable	85,315	62,659
Expendable parts, supplies and fuel, net	35,566	27,500
Prepaid expenses and other current assets	50,270	28,073
TOTAL CURRENT ASSETS	1,402,445	1,338,411
Property and equipment, net	2,555,334	2,259,507
Long-term investments	—	2,231
Deferred major maintenance, net	147,387	146,850
Operating lease right-of-use assets, net	121,078	130,087
Deposits and other assets	211,629	113,987
TOTAL ASSETS:	$4,437,873	$3,991,073
CURRENT LIABILITIES
Accounts payable	$63,558	$43,566
Accrued liabilities	226,083	162,892
Current operating lease liabilities	19,551	19,081
Air traffic liability	451,087	307,453
Current maturities of long-term debt and finance lease obligations, net of related costs	157,957	130,053
TOTAL CURRENT LIABILITIES	918,236	663,045
Long-term debt and finance lease obligations, net of current maturities and related costs	1,803,533	1,612,486
Deferred income taxes	345,118	346,137
Noncurrent operating lease liabilities	105,198	115,067
Other noncurrent liabilities	33,417	30,786
TOTAL LIABILITIES:	3,205,502	2,767,521
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	25
Treasury shares	(633,332)	(638,057)
Additional paid in capital	698,982	692,053
Accumulated other comprehensive income, net	2,744	2,056
Retained earnings	1,163,952	1,167,475
TOTAL EQUITY:	1,232,371	1,223,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,437,873	$3,991,073

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Passenger	$592,604	$443,747	$1,056,566	$700,441
Third party products	27,787	23,001	50,267	36,622
Fixed fee contracts	8,920	5,134	22,305	12,827
Other	536	551	818	1,667
Total operating revenues	629,847	472,433	1,129,956	751,557
OPERATING EXPENSES:
Aircraft fuel	257,288	109,456	421,425	192,305
Salaries and benefits	139,681	121,906	273,691	239,856
Station operations	66,909	57,210	132,652	100,303
Depreciation and amortization	49,183	44,522	95,526	87,696
Maintenance and repairs	31,123	22,597	58,943	45,968
Sales and marketing	27,297	17,632	49,647	29,241
Aircraft lease rental	5,451	5,117	11,584	9,837
Other	26,643	15,501	52,845	33,276
Payroll Support Programs grant recognition	—	(61,213)	—	(152,971)
Special charges	142	854	284	2,592
Total operating expenses	603,717	333,582	1,096,597	588,103
OPERATING INCOME	26,130	138,851	33,359	163,454
OTHER (INCOME) EXPENSES:
Interest expense	24,497	16,720	44,288	33,508
Capitalized interest	(2,082)	—	(3,298)	—
Interest income	(2,218)	(500)	(2,991)	(963)
Loss on debt extinguishment	—	71	—	71
Other, net	101	(11)	95	(404)
Total other expenses	20,298	16,280	38,094	32,212
INCOME (LOSS) BEFORE INCOME TAXES	5,832	122,571	(4,735)	131,242
INCOME TAX PROVISION (BENEFIT)	1,474	27,544	(1,212)	29,346
NET INCOME (LOSS)	$4,358	$95,027	$(3,523)	$101,896
Earnings (loss) per share to common shareholders:
Basic	$0.24	$5.49	$(0.20)	$6.04
Diluted	$0.24	$5.49	$(0.20)	$6.04
Shares used for computation:
Basic	17,987	17,064	17,970	16,618
Diluted	18,006	17,073	17,970	16,632

Cash dividends declared per share:	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$4,358	$95,027	$(3,523)	$101,896
Other comprehensive income:
Change in available for sale securities, net of tax	(2,667)	(126)	688	(98)
Total other comprehensive income	(2,667)	(126)	688	(98)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,691	$94,901	$(2,835)	$101,798

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2022	18,119	$25	$695,323	$5,411	$1,159,594	$(638,057)	$1,222,296
Share-based compensation	31	—	3,659	—	—	—	3,659
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive (loss)	—	—	—	(2,667)	—	—	(2,667)
Net income	—	—	—	—	4,358	—	4,358
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371

	Six Months Ended June 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	39	—	6,929	—	—	—	6,929
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive income	—	—	—	688	—	—	688
Net (loss)	—	—	—	—	(3,523)	—	(3,523)
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371

	Three Months Ended June 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2021	16,416	$23	$333,147	$1	$1,022,491	$(646,008)	$709,654
Share-based compensation	1	—	3,504	—	—	—	3,504
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—	—	3,831	3,831
Other comprehensive (loss)	—	—	—	(126)	—	—	(126)
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	95,027	—	95,027
Balance at June 30, 2021	17,986	$25	$671,893	$(125)	$1,117,518	$(642,177)	$1,147,134

	Six Months Ended June 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	12	—	6,898	—	—	—	6,898
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—	—	3,831	3,831
Other comprehensive (loss)	—	—	—	(98)	—	—	(98)
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	101,896	—	101,896
Balance at June 30, 2021	17,986	$25	$671,893	$(125)	$1,117,518	$(642,177)	$1,147,134

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,523)	$101,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,526	87,696
Special charges	284	2,592
Other adjustments	13,657	18,184
Changes in certain assets and liabilities:
Air traffic liability	143,634	129,220
Deferred Payroll Support Programs grant recognition	—	49,210
Other - net	(21,796)	16,175
Net cash provided by operating activities	227,782	404,973
Cash flows from investing activities:
Purchase of investment securities	(672,318)	(673,722)
Proceeds from maturities of investment securities	675,656	436,364
Aircraft pre-delivery deposits	(51,111)	(3,300)
Purchase of property and equipment	(205,158)	(131,184)
Other investing activities	645	2,443
Net cash (used in) investing activities	(252,286)	(369,399)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	195,800	106,657
Principal payments on debt and finance lease obligations	(70,502)	(199,627)
Debt issuance costs	(669)	(606)
Proceeds from issuance of common stock	—	335,137
Other financing activities	(82,775)	3,936
Net cash provided by financing activities	41,854	245,497
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	17,350	281,071
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	400,701	170,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$418,051	$451,390

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$36,828	$26,379
Income tax payments (refunds)	(46)	4,873
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$—	$23,157
Flight equipment acquired under finance leases	90,476	13,833
Purchases of property and equipment in accrued liabilities	45,887	5,088

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

The Company reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.

Note 2 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Scheduled service	$297,343	$225,613	$521,196	$357,540
Ancillary air-related charges	283,551	213,445	513,016	334,518
Loyalty redemptions	11,710	4,689	22,354	8,383
Total passenger revenue	$592,604	$443,747	$1,056,566	$700,441

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of June 30, 2022, the air traffic liability balance was $451.1 million, of which approximately $392.5 million was related to forward bookings, with the remaining $58.6 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2021, approximately 69.3 percent was recognized into passenger revenue during the six months ended June 30, 2022.

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

The following table presents the activity of the point liability for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Points balance at January 1	$40,490	$21,841
Points awarded (deferral of revenue)	35,821	10,696
Points redeemed (recognition of revenue)	(22,354)	(8,383)
Points balance at June 30	$53,957	$24,154

As of June 30, 2022 and 2021, $29.4 million and $11.7 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 3 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Flight equipment, including pre-delivery deposits	$2,749,955	$2,573,657
Computer hardware and software	180,085	160,237
Land and buildings/leasehold improvements	59,897	59,735
Other property and equipment	88,137	78,192
Sunseeker Resort	221,240	83,864
Total property and equipment	3,299,314	2,955,685
Less accumulated depreciation and amortization	(743,980)	(696,178)
Property and equipment, net	$2,555,334	$2,259,507

Accrued capital expenditures as of June 30, 2022 and December 31, 2021 were $45.9 million and $17.7 million, respectively.

Note 4 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Fixed-rate debt and finance lease obligations due through 2032	$1,047,543	$827,382
Variable-rate debt due through 2029	913,947	915,157
Total debt and finance lease obligations, net of related costs	1,961,490	1,742,539
Less current maturities, net of related costs	157,957	130,053
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,803,533	$1,612,486

Weighted average fixed-interest rate on debt	5.7%	5.8%
Weighted average variable-interest rate on debt	3.9%	2.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2022 and for the next four years and thereafter, in the aggregate, are: remaining in 2022 - $73.4 million; 2023 - $153.1 million; 2024 - $823.6 million; 2025 - $143.6 million; 2026 - $137.2 million; and $630.6 million thereafter.

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI may borrow up to $350.0 million funded by one or more entities directly or indirectly managed by Castlelake, L.P. (“Lender”) to fund the remaining construction of the initial phases of Sunseeker Resort at Charlotte Harbor (the "Resort"). In 2021, the Company made a $30 million deposit into a construction disbursement account and in April 2022, the lender funded $87.5 million into the construction disbursement account for the Resort. As of June 30, 2022, $262.5 million has been advanced under this Credit Agreement.

Other Secured Debt

In April 2022, the Company borrowed $62.3 million under a loan agreement secured by Airbus A320 series aircraft. The notes bear interest at a fixed rate, payable in quarterly installments maturing in April 2027.

In April 2022, the Company borrowed $46.0 million under a loan agreement secured by Airbus A320 series aircraft. The notes bear interest at a variable rate, payable in quarterly installments maturing in April 2028.

Note 5 — Income Taxes

The Company recorded an effective tax rate of 25.3 percent and 22.5 percent for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded an effective tax rate of 25.6 percent and 22.4 percent for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences of which none are individually significant.

Note 6 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2022.

Financial instruments measured at fair value on a recurring basis:

	June 30, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$64,859	$64,859	$—	$25,019	$25,019	$—
Commercial Paper	193,710	—	193,710	179,455	—	179,455
Municipal debt securities	43,267	—	43,267	63,875	—	63,875
Total cash equivalents	301,836	64,859	236,977	268,349	25,019	243,330
Short-term
Commercial paper	462,917	—	462,917	419,469	—	419,469
Corporate debt securities	195,698	—	195,698	234,436	—	234,436
Municipal debt securities	103,272	—	103,272	165,573	—	165,573
Federal agency debt securities	51,356	—	51,356	—	—	—
Total short-term	813,243	—	813,243	819,478	—	819,478
Long-term
Municipal debt securities	—	—	—	2,231	—	2,231
Total long-term	—	—	—	2,231	—	2,231
Total financial instruments	$1,115,079	$64,859	$1,050,220	$1,090,058	$25,019	$1,065,039

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,580,302	$1,275,697	$1,447,462	$1,261,170	3

Due to their short-term nature, the carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 7 — Earnings (Loss) per Share

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

For the three months ended June 30, 2022, the second method was used because it was more dilutive than the first method. For the six months ended June 30, 2022, basic and diluted (loss) per share are the same because of the (loss) position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$4,358	$95,027	$(3,523)	$101,896
Less income allocated to participating securities	(39)	(1,285)	—	(1,451)
Net income (loss) attributable to common stock	$4,319	$93,742	$(3,523)	$100,445
Earnings (loss) per share, basic	$0.24	$5.49	$(0.20)	$6.04
Weighted-average shares outstanding	17,987	17,064	17,970	16,618
Diluted:
Net income (loss)	$4,358	$95,027	$(3,523)	$101,896
Less income allocated to participating securities	(39)	(1,284)	—	(1,449)
Net income (loss) attributable to common stock	$4,319	$93,743	$(3,523)	$100,447
Earnings (loss) per share, diluted	$0.24	$5.49	$(0.20)	$6.04
Weighted-average shares outstanding	17,987	17,064	17,970	16,618
Dilutive effect of stock options and restricted stock	31	123	—	128
Adjusted weighted-average shares outstanding under treasury stock method	18,018	17,187	17,970	16,746
Participating securities excluded under two-class method	(12)	(114)	—	(114)
Adjusted weighted-average shares outstanding under two-class method	18,006	17,073	17,970	16,632

Note 8 — Contingencies

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

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Three Months Ended June 30, 2022
Operating revenue:
Passenger	$592,604	$—	$592,604
Third party products	27,787	—	27,787
Fixed fee contract	8,920	—	8,920
Other	536	—	536
Operating income (loss)	27,882	(1,752)	26,130
Interest expense, net	17,402	2,795	20,197
Depreciation and amortization	49,170	13	49,183
Capital expenditures	96,023	73,595	169,618
Three Months Ended June 30, 2021
Operating revenue:
Passenger	$443,747	$—	$443,747
Third party products	23,001	—	23,001
Fixed fee contract	5,134	—	5,134
Other	551	—	551
Operating income (loss)	141,233	(2,382)	138,851
Interest expense, net	16,220	—	16,220
Depreciation and amortization	44,485	37	44,522
Capital expenditures	81,041	—	81,041

(in thousands)	Airline	Sunseeker Resort	Consolidated
Six Months Ended June 30, 2022
Operating revenue:
Passenger	$1,056,566	$—	$1,056,566
Third party products	50,267	—	50,267
Fixed fee contract	22,305	—	22,305
Other	818	—	818
Operating income (loss)	38,059	(4,700)	33,359
Interest expense, net	33,230	4,769	37,999
Depreciation and amortization	95,509	17	95,526
Capital expenditures	238,201	137,376	375,577
Six Months Ended June 30, 2021
Operating revenue:
Passenger	$700,441	$—	$700,441
Third party products	36,622	—	36,622
Fixed fee contract	12,827	—	12,827
Other	1,667	—	1,667
Operating income (loss)	166,697	(3,243)	163,454
Interest expense, net	32,545	—	32,545
Depreciation and amortization	87,621	75	87,696
Capital expenditures	138,715	—	138,715

Total assets were as follows as of the dates indicated:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Airline	$4,086,293	$3,872,041
Sunseeker Resort	351,580	119,032
Consolidated	$4,437,873	$3,991,073

Note 10 — Subsequent Events

In August 2022, the Company entered into a new revolving credit facility under which it is entitled to borrow up to a $100 million. The facility has a term of 24 months and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2022 and 2021. Also discussed is our financial position as of June 30, 2022 and December 31, 2021. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2022 Review

Highlights:

–Earnings per share of $0.24
–In June 2022, John Redmond transitioned into the chief executive officer role replacing founder Maurice Gallagher who assumed the role of executive Chairman.
–Total operating revenue was $629.8 million, up 28.1 percent year over three-year
–The month of June was the highest revenue-generating month in company history in both absolute dollars and unitized on a revenue per flight basis
–Acquired 42.7 thousand new Allways Allegiant World Mastercard holders during the quarter, up 65 percent from 2019

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2022	December 31, 2021
A319	35	35
A320(1)	80	73
Total	115	108
(1) Does not include seven aircraft of which we have taken delivery as of June 30, 2022, but were not yet in service as of that date.

As of June 30, 2022, we are party to a forward purchase agreement for 50 aircraft with eight aircraft scheduled for delivery in 2023 and the remainder under contract thereafter. Additionally, we are party to finance leases for five aircraft expected to deliver later in 2022.

NETWORK

As of June 30, 2022, we were selling 610 routes versus 607 as of the same date in 2021 and 459 as of June 30, 2019, which represents a 0.5 and 32.9 percent increase, respectively. Our total active number of origination cities and leisure destinations were 96 and 32, respectively, as of June 30, 2022.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands. We maintained a broad network and selling presence during the pandemic and have grown our network over 2019 levels as air travel demand has recovered.

TRENDS

COVID-19
The COVID-19 pandemic significantly impacted our operating results in 2020 and 2021 and we suffered numerous cancellations due to the effect of the Omicron variant on flight crews into first quarter 2022. COVID-19 may continue to impact our operations into the future. We believe that demand in the foreseeable future could fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.

Strong Demand Momentum

As concerns over COVID-19 have declined, we saw significant increases in load factors and average total fare per passenger beginning in March and continuing through the year to date.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021 and the increases were exacerbated by the geopolitical impact of the war in Ukraine. As a result, the average fuel cost per gallon increased by 113.9 percent in second quarter 2022 over second quarter 2021 and 94.6 percent over second quarter 2019. We expect high fuel costs will continue to impact our total costs and operating results.

Network Growth
During the three months ended June 30, 2022, we announced service on ten new routes including three hyper seasonal routes. We will continue to manage capacity to meet demand, which we believe is a core strength of our business model. However, we have pulled back some of our growth in 2022 due to staffing challenges as mentioned below.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2022 to three months ended June 30, 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the second quarter 2022, passenger revenue increased 33.5 percent compared to the same period in 2021 as scheduled service passengers were up 28.0 percent due to stronger passenger demand in general and when compared to lower passenger demand related to COVID-19 during the second quarter 2021. In addition, stronger passenger demand resulted in a 4.8 percent increase in scheduled service average base fare.

Passenger revenue for the second quarter 2022, as compared to second quarter 2019, increased by 30.3 percent, as passengers increased by 14.0 percent on a 13.4 percent increase in capacity resulting in a 3.7 percentage point increase in load factor. Average total fare per scheduled service passenger increased by 15.0 percent over the same period in 2019 as a result of a 16.5 percent increase in ancillary air-related revenue per passenger and a 34.1 percent increase in ancillary third party revenue per passenger.

The increase in air ancillary revenue per passenger over the same period in 2019 was primarily driven by increased revenue from the sale of bundled products as bundled products were not offered during the same period in 2019.

Third party products revenue. Third party products revenue for the second quarter 2022 increased 20.8 percent compared to the second quarter 2021 and 52.6 percent compared to the second quarter 2019. The increase from 2021 is primarily the result of greater travel demand for rental cars and hotels over the same period in 2021 and increased Allways® Rewards Program revenues. Increased rental car and hotel rates combined with a 6.2 percent increase in rental car days sold and 8.1 percent increase in room nights sold contributed to the substantial increase over 2021.

The increase from 2019 is attributable to increased rental car rates (which more than offset the impact of fewer rental car days) and growth in our Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the second quarter 2022 increased 73.7 percent compared to the same period in 2021 as a result of a 10.1 percent increase in fixed fee departures when compared to lower charter activity during the 2021 quarter impacted by the pandemic. In addition, fuel per gallon pass throughs (which is accounted for as fixed fee contract revenue) increased 113.9 percent as compared to 2021.

Fixed fee contract revenue for the second quarter 2022, as compared to 2019, decreased by 28.6 percent as a result of a 36.9 percent decrease in fixed fee revenue departures.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per available seat mile (ASM) across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods, 2019 being included as a more representative pre-pandemic second quarter comparison. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended June 30,			Percent Change
Unitized costs (in cents)	2022	2021	2019	YoY	Yo3Y
Aircraft fuel	5.16	2.38	2.70	116.8%	91.1%
Salaries and benefits	2.80	2.65	2.55	5.7	9.8
Station operations	1.34	1.25	1.03	7.2	30.1
Depreciation and amortization	0.99	0.97	0.87	2.1	13.8
Maintenance and repairs	0.62	0.49	0.47	26.5	31.9
Sales and marketing	0.55	0.38	0.46	44.7	19.6
Aircraft lease rentals	0.11	0.11	—	—	NM
Other	0.53	0.34	0.55	55.9	(3.6)
Payroll Support Programs grant recognition	—	(1.33)	—	NM	NM
Special charges	0.00	0.02	—	NM	NM
CASM	12.10	7.26	8.63	66.7	40.2
Operating CASM, excluding fuel	6.94	4.88	5.93	42.2	17.0
Sunseeker Resort CASM	0.04	0.05	0.05	(20.0)	(20.0)
Operating CASM, excluding fuel and Sunseeker Resort activity	6.90	4.83	5.88	42.9	17.3
NM - Not meaningful

Aircraft fuel expense. Aircraft fuel expense increased $147.8 million, or 135.1 percent, for the second quarter 2022 compared to second quarter 2021. This is primarily due to a 113.9 percent increase in average fuel cost per gallon and a 10.0 percent increase in fuel gallons consumed on an 8.6 percent increase in capacity.

When compared to the same period in 2019, aircraft fuel expense increased by 114.4 percent as average fuel cost per gallon increased 94.6 percent and fuel gallons consumed increased 10.2 percent.

Salaries and benefits expense. Salaries and benefits expense increased $17.8 million, or 14.6 percent, for the second quarter 2022 when compared to the same period in 2021. The increase is primarily due to a 27.3 percent increase in the number of full time equivalent employees from the second quarter 2021.

When compared to the same period in 2019, salaries and benefits expense increased by $26.1 million or 23.0 percent on a 25.1 percent increase in the number of full time equivalent employees year over three-year.

Station operations expense. Station operations expense for the second quarter 2022 increased $9.7 million, or 17.0 percent compared to the same period in 2021 due to increased departures of 2.0 percent and increased costs associated with irregular operations and increased airport fees.

As compared to the same period in 2019, station operations expense increased by $21.0 million or 45.9 percent due to a 5.2 percent increase in departures, increased costs associated with irregular operations and increased airport fees.

Depreciation and amortization expense. Depreciation and amortization expense for the second quarter 2022 increased by 10.5 percent as compared to the second quarter 2021 as aircraft related assets in service increased 13.2 percent for the period ended June 30, 2022 as compared to June 30, 2021.

Compared to the same period in 2019, depreciation and amortization expense increased $10.7 million or 27.8 percent as aircraft related assets in service increased 30.6 percent for the period ended June 30, 2022 as compared to June 30, 2021.

Maintenance and repairs expense. Maintenance and repairs expense for the second quarter 2022 increased $8.5 million, or 37.7 percent, compared to the same period in 2021. Routine maintenance costs increased as the average number of aircraft in service increased 11.3 percent year over year and as a result of increased costs related to outsourced labor in 2022 (largely attributable to our smaller bases and outstations).

Compared to the same period in 2019, maintenance and repairs expense increased by $10.2 million or 49.1 percent primarily due to a 33.3 percent increase in the average number of aircraft in service and as a result of increased costs related to outsourced labor in 2022.

Sales and marketing expense. Sales and marketing expense for the second quarter 2022 increased by 54.8 percent compared to the same period in 2021, due to an increase in net credit card fees as a result of a 33.5 percent increase in passenger revenue year-over-year as well as reduced advertising spend in the second quarter 2021 during the pandemic.

Compared to the same period in 2019, sales and marketing expense increased by 32.9 percent primarily due to an increase in net credit card fees as a result of a 30.3 percent increase in passenger revenue compared to the same period in 2019.

Other operating expense. Other expense increased $11.1 million or 71.9 percent for the second quarter 2022 compared to the second quarter 2021 attributable to increased service and incremental increases in our employee training activity.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $61.2 million as an offset to operating expense on our statement of income during the second quarter of 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Interest Expense

Interest expense for the quarter ended June 30, 2022 increased by $7.8 million, or 46.5 percent over second quarter 2021, due to new fixed rate debt and finance lease transactions entered into since second quarter 2021 as well as a 1.4 percent increase in the weighted average variable interest rate year over year.

Income Tax Expense

Our effective tax rate was 25.3 percent and 22.5 percent for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the six months ended June 30, 2022, passenger revenue increased 50.8 percent compared with the same period in 2021 as scheduled service passengers were up 40.3 percent due to stronger passenger demand in general and when compared to lower passenger demand related to COVID-19 during the first six months of 2021. In addition, stronger passenger demand resulted in a 5.9 percent increase in scheduled service average base fare.

Passenger revenue for the first six months of 2022, as compared to the first six months of 2019 increased by 20.8 percent, as passengers increased by 11.2 percent on a 15.0 percent increase in capacity, resulting in a 0.3 percentage point decrease in load factor. Average total fare per scheduled service passenger increased by 9.1 percent over the same period in 2019 as a result of a 16.5 percent increase in ancillary air related revenue per passenger.
The increase in ancillary air related revenue per passenger over the same period in 2019 was primarily driven by increased revenue from the sale of bundled products as bundled products were not offered in the 2019 period.

Third party products revenue. Third party products revenue for the six months ended June 30, 2022 increased 37.3 percent over the same period in 2021 and 42.2 percent when compared to 2019. The increase from 2021 is primarily the result of greater travel demand for rental cars and hotels and increased Allways® Rewards Program revenues. Increased rental car and hotel rates combined with a 17.2 percent increase in rental car days sold and a 17.2 percent increase in room nights sold contributed to the substantial increase over 2021.

The increase from 2019 is attributable to increased rental car rates (which more than offset the impact of fewer rental car days) and substantial growth in our Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2022 increased 73.9 percent compared to the same period in 2021 as a result of a 13.5 percent increase in fixed fee departures largely due to lower charter activity during the pandemic in the same period of 2021. In addition, charter rates were lower in 2021.

Fixed fee contract revenue for the six months ended June 30, 2022, as compared to 2019, decreased by 3.3 percent points as a result of a 17.4 percent decrease in fixed fee departures, partially offset by higher charter rates and higher fuel cost passthroughs.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,			Percent Change
Unitized costs (in cents)	2022	2021	2019	YoY	Yo3Y
Aircraft fuel	4.39	2.23	2.63	96.9%	66.9%
Salaries and benefits	2.85	2.79	2.79	2.2	2.2
Station operations	1.38	1.17	1.02	17.9	35.3
Depreciation and amortization	0.99	1.02	0.89	(2.9)	11.2
Maintenance and repairs	0.61	0.53	0.52	15.1	17.3
Sales and marketing	0.52	0.34	0.50	52.9	4.0
Aircraft lease rentals	0.12	0.11	—	9.1	NM
Other	0.55	0.39	0.56	41.0	(1.8)
Payroll Support Programs grant recognition	—	(1.78)	—	(100.0)	NM
Special charges	—	0.03	—	(100.0)	NM
CASM	11.41	6.83	8.91	67.1	28.1
Operating CASM, excluding fuel (2)	7.02	4.60	6.28	52.6	11.8
Sunseeker Resort CASM	0.05	0.04	0.05	25.0	—
Operating CASM, excluding fuel and Sunseeker Resort activity	6.97	4.56	6.23	52.9	11.9

Aircraft fuel expense. Aircraft fuel expense increased $229.1 million, or 119.1 percent, for the six months ended June 30, 2022 compared to the same period in 2021. This is primarily driven by a 91.3 percent increase in average fuel cost per gallon. In addition, ASMs increased by 11.6 percent contributing to a 14.6 percent increase in fuel gallons consumed.

Aircraft fuel expense increased by $201.8 million or 91.8 percent for the six months ended June 30, 2022 compared to the same period in 2019. This is primarily driven by an increase in average fuel cost per gallon of 71.1 percent in addition to a 15.0 percent increase in ASMs resulting in a 12.4 percent increase in fuel gallons consumed.

Salaries and benefits expense. Salaries and benefits expense increased $33.8 million, or 14.1 percent, for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to a 27.3 percent increase in the number of full time equivalent employees from the same period in 2021, offset by the employee retention tax credit recognized in the first quarter of 2022.

Salaries and benefits expense for the six months ended June 30, 2022 increased by $40.7 million or 17.5 percent as compared to the same period in 2019. The increase is primarily due to a 25.1 percent increase in the number of full time equivalent employees from same period in 2019 offset by the employee retention tax credit recognized in the first quarter of 2022.

Station operations expense. Station operations expense for the six months ended June 30, 2022 increased $32.3 million or 32.3 percent due to a 6.0 percent increase in departures, increased costs associated with irregular operations, and increased airport and landing fees.

As compared to the six month period ended June 30, 2019, station operations expense increased by $47.8 million or 56.4 percent due to an 8.8 percent increase in departures, increased costs associated with irregular operations and increased airport fees.

Irregular operations costs in 2022 were significantly attributable to COVID absences due to the Omicron variant in January and February. These absences resulted in numerous flight cancellations. Higher than usual cancellations continued into the second quarter as a result of staffing challenges and other factors. The amount of irregular operations costs is significantly impacted by our decision to compensate impacted passengers for their inconvenience in addition to the ticket price.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2022 increased $7.8 million or 8.9 percent as compared to the same period in 2021 due to a 13.0 percent increase in the average depreciable aircraft related assets in service.

When compared to the six months ended June 30, 2019, depreciation and amortization expense increased 27.9 percent as the average depreciable aircraft related assets in service during the period increased 32.2 percent.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2022 increased by $13.0 million or 28.2 percent compared to the same period in 2021. Routine maintenance costs increased as the average number of aircraft in service increased 12.0 percent year-over-year and as a result of increased costs related to outsourced labor in 2022.

As compared to the six months ended June 30, 2019, maintenance and repairs expense increased by $15.2 million or 34.9 percent as the number of aircraft in service increased by 35.4 percent and increased costs related to outsourced labor in 2022 (largely attributable to our smaller bases and outstations).

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2022 increased 69.8 percent compared to the same period in 2021, due to an increase in net credit card fees as a result of a 50.8 percent increase in passenger revenue year-over-year as well as reduced advertising spend in the first six months of 2021 during the pandemic.

Compared to the six months ended June 30, 2019, sales and marketing expense increased 19.7 percent due to an increase in net credit card fees as a result of a 20.8 percent increase in passenger revenue.

Other expense. Other expense for the six months ended June 30, 2022 increased by $19.6 million or 58.8 percent year over year, due to increased service, incremental increases in our employee training activity and offset by decreased activity in our non-airline subsidiaries due to the sale of Teesnap in the second quarter of 2021.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $153.0 million as an offset to operating expense on our income statement for the six month period ending June 30, 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Income Tax Expense

We recorded a $1.2 million income tax benefit (25.6 percent effective tax rate) compared to a $29.3 million tax expense (22.4 percent effective tax rate) for the six months ended June 30, 2022 and 2021, respectively. The 25.6 percent effective tax rate for the six months ended June 30, 2022 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. The 22.4 percent effective tax rate for the six months ended June 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to the state income taxes and the impact of ASU 2016-09 related to share-based payments.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2022	2021	2019	YoY	Yo3Y
Operating statistics (unaudited):
Total system statistics:
Passengers	4,740,399	3,699,217	4,169,536	28.1%	13.7%
Available seat miles (ASMs) (thousands)	4,990,086	4,594,542	4,447,066	8.6	12.2
Operating expense per ASM (CASM) (cents)	12.10	7.26	8.63	66.7	40.2
Fuel expense per ASM (cents)	5.16	2.38	2.70	116.8	91.1
Operating CASM, excluding fuel (cents)	6.94	4.88	5.93	42.2	17.0
ASMs per gallon of fuel	83.7	84.8	82.3	(1.3)	1.7
Departures	32,138	31,507	30,547	2.0	5.2
Block hours	75,472	69,809	68,332	8.1	10.4
Average stage length (miles)	881	838	853	5.1	3.3
Average number of operating aircraft during period	113.3	101.8	85.0	11.3	33.3
Average block hours per aircraft per day	7.3	7.5	8.8	(2.7)	(17.0)
Full-time equivalent employees at end of period	5,226	4,104	4,179	27.3	25.1
Fuel gallons consumed (thousands)	59,588	54,188	54,064	10.0	10.2
Average fuel cost per gallon	$4.32	$2.02	$2.22	113.9	94.6

Scheduled service statistics:
Passengers	4,711,001	3,680,254	4,131,855	28.0	14.0
Revenue passenger miles (RPMs) (thousands)	4,267,828	3,188,215	3,603,076	33.9	18.4
Available seat miles (ASMs) (thousands)	4,888,539	4,505,786	4,311,182	8.5	13.4
Load factor	87.3%	70.8%	83.6%	16.5	3.7
Departures	31,402	30,763	29,567	2.1	6.2
Block hours	73,857	68,334	66,135	8.1	11.7
Average seats per departure	175.6	173.6	170.9	1.2	2.8
Yield (cents) (2)	7.24	7.22	6.70	0.3	8.1
Total passenger revenue per ASM (TRASM) (cents)(3)	12.69	10.36	10.97	22.5	15.7
Average fare - scheduled service(4)	$65.60	$62.58	$58.39	4.8	12.3
Average fare - air-related charges(4)	$60.19	$58.00	$51.68	3.8	16.5
Average fare - third party products	$5.90	$6.25	$4.40	(5.6)	34.1
Average fare - total	$131.69	$126.82	$114.47	3.8	15.0
Average stage length (miles)	883	842	853	4.9	3.5
Fuel gallons consumed (thousands)	58,332	53,022	52,327	10.0	11.5
Average fuel cost per gallon	$4.33	$2.01	$2.22	115.4	95.0
Rental car days sold	430,004	404,760	540,960	6.2	(20.5)
Hotel room nights sold	78,590	72,701	114,191	8.1	(31.2)
Percent of sales through website during period	96.3%	94.3%	93.5%	2.0	2.8
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
(4) Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Six Months Ended June 30,			Percent Change (1)
	2022	2021	2019	YoY	Yo3Y
Operating statistics (unaudited):
Total system statistics:
Passengers	8,474,661	6,033,720	7,619,814	40.5%	11.2%
Available seat miles (ASMs) (thousands)	9,610,230	8,608,531	8,357,304	11.6	15.0
Operating expense per ASM (CASM) (cents)	11.41	6.83	8.90	67.1	28.2
Fuel expense per ASM (cents)	4.39	2.23	2.63	96.9	66.9
Operating CASM, excluding fuel (cents)	7.03	4.60	6.27	52.8	12.1
ASMs per gallon of fuel	85.0	87.3	83.1	(2.6)	2.3
Departures	60,632	57,191	55,747	6.0	8.8
Block hours	145,127	130,183	128,151	11.5	13.2
Average stage length (miles)	899	865	876	3.9	2.6
Average number of operating aircraft during period	111.4	99.5	82.3	12.0	35.4
Average block hours per aircraft per day	7.2	7.2	8.6	—	(16.3)
Full-time equivalent employees at end of period	5,226	4,104	4,179	27.3	25.1
Fuel gallons consumed (thousands)	113,026	98,614	100,537	14.6	12.4
Average fuel cost per gallon	$3.73	$1.95	$2.18	91.3	71.1

Scheduled service statistics:
Passengers	8,420,105	6,003,556	7,553,393	40.3	11.5
Revenue passenger miles (RPMs) (thousands)	7,825,873	5,354,632	6,794,122	46.2	15.2
Available seat miles (ASMs) (thousands)	9,400,853	8,426,876	8,113,315	11.6	15.9
Load factor	83.2%	63.5%	83.7%	19.7	(0.5)
Departures	59,039	55,710	53,911	6.0	9.5
Block hours	141,686	127,185	124,098	11.4	14.2
Average seats per departure	175.6	173.6	171.2	1.2	2.6
Yield (cents) (2)	6.95	6.83	7.06	1.8	(1.6)
Total passenger revenue per ASM (TRASM) (cents)(3)	11.77	8.75	11.22	34.5	4.9
Average fare - scheduled service(4)	$64.55	$60.95	$63.49	5.9	1.7
Average fare - air-related charges(4)	$60.93	$55.72	$52.32	9.4	16.5
Average fare - third party products	$5.97	$6.10	$4.68	(2.1)	27.6
Average fare - total	$131.45	$122.77	$120.49	7.1	9.1
Average stage length (miles)	903	869	878	3.9	2.8
Fuel gallons consumed (thousands)	110,442	96,329	97,395	14.7	13.4
Average fuel cost per gallon	$3.67	$1.92	$2.18	91.1	68.3
Rental car days sold	797,098	680,344	1,012,558	17.2	(21.3)
Hotel room nights sold	151,129	128,909	219,206	17.2	(31.1)
Percent of sales through website during period	96.2%	93.8%	93.5%	2.4	2.7
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.21 billion at June 30, 2022, from $1.19 billion at December 31, 2021. Investment securities represent highly liquid marketable securities which are available-for-sale.

Restricted cash represents escrowed funds under fixed fee contracts, escrowed airport project funds and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed until the flight is completed and are recorded as restricted cash with a corresponding amount reflected as air traffic liability.

We suspended share repurchases and our quarterly cash dividend in 2020 as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support program, we agreed not to repurchase shares or pay cash dividends through September 30, 2022.

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows and borrowings to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.77 billion as of December 31, 2021 to $1.98 billion as of June 30, 2022. During the six months ended June 30, 2022, we entered into debt and finance leases for $286.3 million and we made principal payments of $70.5 million.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the six months ended June 30, 2022, our operating activities provided $227.8 million of cash compared to $405.0 million during the same period 2021. This change is mostly attributable to a $105.4 million decrease in net income and due to payroll support funds having been received in 2021, but not in 2022.

Investing Activities. Cash used for investing activities was $252.3 million during the six months ended June 30, 2022 compared to $369.4 million used for investing activities during the same period in 2021. The change is due to a $239.3 million increase in proceeds from maturities of investment securities in the first six months of 2022 offset by a $121.8 increase in purchases of property and equipment, including $51.1 million related to aircraft pre-delivery deposits during the six months ended June 30, 2022.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 was $41.9 million, compared to $245.5 million for the same period in 2021. The change resulted from $335.1 million of proceeds from the issuance of common stock in the first six months of 2021 offset by $129.1 million of higher principal payments in the 2021 period compared to the same period in 2022. The increased activity in other financing activities is a direct offset to the increase in proceeds from the issuance of debt obligations relating to funds advanced to the construction disbursement account for Sunseeker Resort.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2022. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2021 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2022 represented 38.4 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the six months ended June 30, 2022, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $42.0 million. We have not hedged fuel price risk for many years.

Interest Rates

As of June 30, 2022, we had $0.99 billion of variable-rate debt, including current maturities and without reduction for $10.2 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $4.8 million for the six months ended June 30, 2022.

Item 4. Controls and Procedures

As of June 30, 2022, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a) On June 22, 2022, we granted shares of restricted stock under the Company’s 2022 Long-term Incentive Plan to each of our six non-employee directors, totaling 6,000 shares of restricted stock. These shares of restricted stock represent the equity portion of each director’s annual compensation for serving on our board and vest on June 22, 2023. In addition, on August 1, 2022, we issued 17,876 shares of restricted stock to Scott Sheldon, our president and chief operating Officer, and 16,812 shares of restricted stock to Gregory Anderson, our president and chief financial officer, under their respective employment agreements. These shares of restricted stock represent the base equity grant for the period under their employment agreements and vest over three years. All of these shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the issuance did not involve a public offering.

(b) Not applicable

(c) We did not repurchase any common stock during the second quarter 2022.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022.
10.1	Employment Agreement dated as of April 27, 2022 between the Company and John Redmond
10.2	Restricted Stock Agreement dated June 1, 2022 between the Company and John Redmond.
10.3	Stock Option Agreement dated June 1, 2022 between the Company and John Redmond.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	August 4, 2022	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer