Form 10-Q
period 2022-09-30
Allegiant Travel CO
filed 2022-11-03
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or
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

As of October 24, 2022, the registrant had 18,398,569 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$240,528	$363,378
Restricted cash	30,671	37,323
Short-term investments	761,362	819,478
Accounts receivable	79,150	62,659
Expendable parts, supplies and fuel, net	39,070	27,500
Prepaid expenses and other current assets	46,772	28,073
TOTAL CURRENT ASSETS	1,197,553	1,338,411
Property and equipment, net	2,738,516	2,259,507
Long-term investments	—	2,231
Deferred major maintenance, net	148,719	146,850
Operating lease right-of-use assets, net	116,471	130,087
Deposits and other assets	209,705	113,987
TOTAL ASSETS:	$4,410,964	$3,991,073
CURRENT LIABILITIES
Accounts payable	$51,394	$43,566
Accrued liabilities	256,429	162,892
Current operating lease liabilities	19,792	19,081
Air traffic liability	429,924	307,453
Current maturities of long-term debt and finance lease obligations, net of related costs	152,550	130,053
TOTAL CURRENT LIABILITIES	910,089	663,045
Long-term debt and finance lease obligations, net of current maturities and related costs	1,840,000	1,612,486
Deferred income taxes	332,506	346,137
Noncurrent operating lease liabilities	100,111	115,067
Other noncurrent liabilities	39,285	30,786
TOTAL LIABILITIES:	3,221,991	2,767,521
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	25
Treasury shares	(633,332)	(638,057)
Additional paid in capital	703,633	692,053
Accumulated other comprehensive income, net	1,154	2,056
Retained earnings	1,117,493	1,167,475
TOTAL EQUITY:	1,188,973	1,223,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,410,964	$3,991,073

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Passenger	$516,476	$423,796	$1,573,041	$1,124,237
Third party products	27,132	24,541	77,399	61,164
Fixed fee contracts	15,881	11,117	38,186	23,943
Other	836	15	1,654	1,682
Total operating revenues	560,325	459,469	1,690,280	1,211,026
OPERATING EXPENSES:
Aircraft fuel	208,175	118,370	629,600	310,674
Salaries and benefits	137,336	125,799	411,027	365,655
Station operations	66,302	70,943	198,954	171,246
Depreciation and amortization	50,092	46,399	145,618	134,095
Maintenance and repairs	32,177	30,451	91,120	76,419
Sales and marketing	25,815	22,047	75,462	51,288
Aircraft lease rental	5,905	5,670	17,489	15,507
Other	30,292	22,379	83,137	55,655
Payroll Support Programs grant recognition	—	(49,210)	—	(202,181)
Special charges	35,142	332	35,426	2,924
Total operating expenses	591,236	393,180	1,687,833	981,282
OPERATING INCOME (LOSS)	(30,911)	66,289	2,447	229,744
OTHER (INCOME) EXPENSES:
Interest expense	34,242	16,595	78,530	50,174
Capitalized interest	(4,296)	(401)	(7,594)	(401)
Interest income	(4,918)	(375)	(7,909)	(1,338)
Other, net	223	239	318	(164)
Total other expenses	25,251	16,058	63,345	48,271
INCOME (LOSS) BEFORE INCOME TAXES	(56,162)	50,231	(60,898)	181,473
INCOME TAX PROVISION (BENEFIT)	(9,703)	10,977	(10,916)	40,323
NET INCOME (LOSS)	$(46,459)	$39,254	$(49,982)	$141,150
Earnings (loss) per share to common shareholders:
Basic	$(2.58)	$2.18	$(2.78)	$8.18
Diluted	$(2.58)	$2.18	$(2.78)	$8.18
Shares used for computation:
Basic	18,014	17,766	17,985	17,005
Diluted	18,014	17,767	17,985	17,015

Cash dividends declared per share:	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(46,459)	$39,254	$(49,982)	$141,150
Other comprehensive income:
Change in available for sale securities, net of tax	(1,590)	774	(902)	676
Total other comprehensive income (loss)	(1,590)	774	(902)	676
TOTAL COMPREHENSIVE INCOME (LOSS)	$(48,049)	$40,028	$(50,884)	$141,826

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371
Share-based compensation	122	—	4,651	—	—	—	4,651
Other comprehensive (loss)	—	—	—	(1,590)	—	—	(1,590)
Net (loss)	—	—	—	—	(46,459)	—	(46,459)
Balance at September 30, 2022	18,302	$25	$703,633	$1,154	$1,117,493	$(633,332)	$1,188,973

	Nine Months Ended September 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	161	—	11,580	—	—	—	11,580
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive income	—	—	—	(902)	—	—	(902)
Net (loss)	—	—	—	—	(49,982)	—	(49,982)
Balance at September 30, 2022	18,302	$25	$703,633	$1,154	$1,117,493	$(633,332)	$1,188,973

	Three Months Ended September 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2021	17,986	$25	$671,893	$(125)	$1,117,518	$(642,177)	$1,147,134
Share-based compensation	59	—	3,902	—	—	—	3,902
Other comprehensive income	—	—	—	774	—	—	774
Net income	—	—	—	—	39,254	—	39,254
Balance at September 30, 2021	18,045	$25	$675,795	$649	$1,156,772	$(642,177)	$1,191,064

	Nine Months Ended September 30, 2021
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	71	—	10,800	—	—	—	10,800
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	16	—	—	—	—	3,831	3,831
Other comprehensive income	—	—	—	676	—	—	676
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	141,150	—	141,150
Balance at September 30, 2021	18,045	$25	$675,795	$649	$1,156,772	$(642,177)	$1,191,064

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(49,982)	$141,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	145,618	134,095
Special charges	35,426	2,924
Other adjustments	9,206	26,778
Changes in certain assets and liabilities:
Air traffic liability	122,471	44,014
Other - net	(40,917)	24,634
Net cash provided by operating activities	221,822	373,595
Cash flows from investing activities:
Purchase of investment securities	(968,064)	(1,028,481)
Proceeds from maturities of investment securities	1,024,861	679,588
Aircraft pre-delivery deposits	(88,500)	(3,300)
Purchase of property and equipment	(304,956)	(163,202)
Other investing activities	1,037	2,062
Net cash (used in) investing activities	(335,622)	(513,333)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	745,800	106,657
Principal payments on debt and finance lease obligations	(666,046)	(239,644)
Debt issuance costs	(12,681)	(705)
Proceeds from issuance of common stock	—	335,139
Other financing activities	(82,775)	3,936
Net cash provided by (used in) by financing activities	(15,702)	205,383
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(129,502)	65,645
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	400,701	170,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$271,199	$235,964

CASH PAYMENTS (RECEIPTS) FOR:
Interest paid, net of amount capitalized	$60,452	$30,739
Income tax payments (refunds)	36	(12,762)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$—	$23,157
Flight equipment acquired under finance leases	172,507	40,826
Purchases of property and equipment in accrued liabilities	82,359	12,727

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

Note 2 — Hurricane Ian

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged.

Within days after the hurricane, the Company began to assess the damage to the Resort. Insurance claim adjustors representing the Company and the insurance carriers are assessing the extent of the damages and the costs to restore the Resort to its condition prior to the hurricane and determining the extent of construction interruption.

The Company has significant levels of insurance in place to cover the losses resulting from Hurricane Ian including for physical damage due to a named windstorm or flood (storm surge), business interruption and an OCIP (owner-controlled insurance program).

The Company recognized a special charge of $35.0 million during the quarter associated with the estimated loss incurred from Hurricane Ian, which charge also reduced the carrying amount of the Resort. The estimate is preliminary and subject to change as the damage assessment continues. The amount of the loss will be offset in future periods by amounts to be recovered from the Company’s insurance policies.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Scheduled service	$254,545	$195,225	$775,740	$552,765
Ancillary air-related charges	252,080	224,170	765,096	558,687
Loyalty redemptions	9,851	4,401	32,205	12,785
Total passenger revenue	$516,476	$423,796	$1,573,041	$1,124,237

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of September 30, 2022, the air traffic liability balance was $429.9 million, of which approximately $367.8 million was related to forward bookings, with the remaining $62.1 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $307.5 million that was recorded in the air traffic liability balance as of December 31, 2021, approximately 75.1 percent was recognized into passenger revenue during the nine months ended September 30, 2022.

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

Loyalty redemptions

In relation to the travel component of the Allways® Allegiant World Mastercard® contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the transportation is provided. Similarly, in relation to the Allways Rewards program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger revenue when the points are redeemed and the underlying service has been provided.

The following table presents the activity of the point liability for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Points balance at January 1	$40,490	$21,841
Points awarded (deferral of revenue)	54,678	23,319
Points redeemed (recognition of revenue)	(32,205)	(12,785)
Points balance at September 30	$62,963	$32,375

As of September 30, 2022 and 2021, $34.0 million and $15.9 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Flight equipment, including pre-delivery deposits	$2,892,277	$2,573,657
Computer hardware and software	194,983	160,237
Land and buildings/leasehold improvements	60,036	59,735
Other property and equipment	91,199	78,192
Sunseeker Resort	277,315	83,864
Total property and equipment	3,515,810	2,955,685
Less accumulated depreciation and amortization	(777,294)	(696,178)
Property and equipment, net	$2,738,516	$2,259,507

Accrued capital expenditures as of September 30, 2022 and December 31, 2021 were $82.4 million and $17.7 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Fixed-rate debt and finance lease obligations due through 2032	$1,624,432	$827,382
Variable-rate debt due through 2029	368,118	915,157
Total debt and finance lease obligations, net of related costs	1,992,550	1,742,539
Less current maturities, net of related costs	152,550	130,053
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,840,000	$1,612,486

Weighted average fixed-interest rate on debt	6.5%	5.8%
Weighted average variable-interest rate on debt	4.5%	2.5%

Maturities of long-term debt and finance lease obligations for the remainder of 2022 and for the next four years and thereafter, in the aggregate, are: remaining in 2022 - $34.2 million; 2023 - $152.5 million; 2024 - $299.8 million; 2025 - $145.2 million; 2026 - $138.8 million; and $1,222.0 million thereafter.

Senior Secured Notes

In August, 2022, the Company issued $550.0 million in aggregate principal amount of its 7.250% Senior Secured Notes due 2027 (the “Notes”) pursuant to an Indenture, dated as of August 17, 2022. The Notes are secured by first priority security interests in, subject to permitted liens, substantially all of the property and assets of the Company and its subsidiaries (other than Sunseeker Resort and its subsidiaries) (excluding aircraft, aircraft engines, real property and certain other assets). The collateral also secures the Company’s existing $150.0 million 8.500% Senior Secured Notes due 2024 and the Company’s new revolving credit facility through Barclays Bank, PLC (described below), on a pari passu basis. The Notes bear interest at a fixed rate of 7.25 percent per annum, payable in cash on February 15 and August 15 of each year, beginning February 15, 2023. The Notes will mature on August 15, 2027.

The Notes contain certain covenants that limit the ability of the Company to, among other things: (i) make restricted payments; (ii) incur indebtedness or issue preferred stock; (iii) create or incur certain liens; (iv) dispose of loyalty program or brand intellectual property collateral; (v) merge, consolidate or sell all or substantially all assets and (vi) enter into certain transactions with affiliates.

The Notes also require the Company to comply with certain affirmative covenants, including to maintain a minimum aggregate amount of liquidity of $300.0 million. If the Company fails to satisfy the minimum liquidity requirement, then the Company will be required to pay additional interest on all outstanding Notes in an amount equal to 2.0% per annum of the principal amount of such Notes until the Company demonstrates compliance with the liquidity requirement.

The Company used the net proceeds from the sale of the Notes to repay the Company’s Term Loan B, which had an outstanding principal amount of $533.0 million, and to pay costs and expenses of the transaction.

Senior Secured Revolving Credit Facilities

In August, 2022, the Company entered into a credit agreement with MUFG Bank, Ltd under which the Company is entitled to borrow up to $100.0 million. The revolving credit facility has a term of 24 months and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility bear interest at a floating rate based on SOFR. As of September 30, 2022, the facility remains undrawn.

In August, 2022, the Company entered into a credit agreement with certain lenders and Barclays Bank PLC as administrative agent and lead arranger that provides a senior secured revolving loan facility of $75.0 million. The facility is secured by the same collateral that secures the Notes, has a term of 57 months and notes under the facility bear interest at a floating rate based on SOFR. As of September 30, 2022, the facility remains undrawn.

In September, 2022, the Company entered into a credit agreement with Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale (the "Lenders") under which the Company is entitled to borrow up to $300.0 million. The revolving credit facility has a term of 24 months and the borrowing ability is based on the amount of pre-delivery deposits paid with respect to up to twenty (20) 737-MAX aircraft, the purchase rights for which the Company may choose to place in the collateral pool. The Facility is secured by the purchase rights for the applicable aircraft. The commitment amount at the time of signing is $200.0 million and the facility may be increased to $300.0 million subject to agreement between the Company and the Lenders. Any notes under the Facility will bear interest at a floating rate based on SOFR and all borrowings will be due no later than December 31, 2024 or upon delivery of the applicable aircraft. As of September 30, 2022, the facility remains undrawn.

Note 6 — Income Taxes

The Company recorded a $9.7 million income tax benefit at an effective tax rate of 17.3 percent and an $11.0 million income tax expense at a 21.9 percent effective tax rate for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded a $10.9 million income tax benefit at an effective tax rate of 17.9 percent and a $40.3 million income tax expense at a 22.2 percent effective tax rate for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences, none of which are individually significant.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2022.

Financial instruments measured at fair value on a recurring basis:

	September 30, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$49,106	$49,106	$—	$25,019	$25,019	$—
Commercial Paper	70,450	—	70,450	179,455	—	179,455
Municipal debt securities	16,398	—	16,398	63,875	—	63,875
Total cash equivalents	135,954	49,106	86,848	268,349	25,019	243,330
Short-term
Commercial paper	450,529	—	450,529	419,469	—	419,469
Corporate debt securities	196,962	—	196,962	234,436	—	234,436
Municipal debt securities	20,965	—	20,965	165,573	—	165,573
Federal agency debt securities	92,906	—	92,906	—	—	—
Total short-term	761,362	—	761,362	819,478	—	819,478
Long-term
Municipal debt securities	—	—	—	2,231	—	2,231
Total long-term	—	—	—	2,231	—	2,231
Total financial instruments	$897,316	$49,106	$848,210	$1,090,058	$25,019	$1,065,039

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

Carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,538,638	$1,457,343	$1,447,462	$1,261,170	3

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

For the three months and nine months ended September 30, 2022, basic and diluted income (loss) per share are the same because of the (loss) position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$(46,459)	$39,254	$(49,982)	$141,150
Less income allocated to participating securities	—	(573)	—	(2,028)
Net income (loss) attributable to common stock	$(46,459)	$38,681	$(49,982)	$139,122
Earnings (loss) per share, basic	$(2.58)	$2.18	$(2.78)	$8.18
Weighted-average shares outstanding	18,014	17,766	17,985	17,005
Diluted:
Net income (loss)	$(46,459)	$39,254	$(49,982)	$141,150
Less income allocated to participating securities	—	(573)	—	(2,027)
Net income (loss) attributable to common stock	$(46,459)	$38,681	$(49,982)	$139,123
Earnings (loss) per share, diluted	$(2.58)	$2.18	$(2.78)	$8.18
Weighted-average shares outstanding	18,014	17,766	17,985	17,005
Dilutive effect of stock options and restricted stock	—	103	—	121
Adjusted weighted-average shares outstanding under treasury stock method	18,014	17,869	17,985	17,126
Participating securities excluded under two-class method	—	(102)	—	(111)
Adjusted weighted-average shares outstanding under two-class method	18,014	17,767	17,985	17,015

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

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort (1)	Consolidated
Three Months Ended September 30, 2022
Operating revenue:
Passenger	$516,476	$—	$516,476
Third party products	27,132	—	27,132
Fixed fee contract	15,881	—	15,881
Other	836	—	836
Operating income (loss)	6,844	(37,755)	(30,911)
Interest expense, net	18,882	1,134	20,016
Depreciation and amortization	50,064	28	50,092
Capital expenditures	165,814	91,076	256,890
Three Months Ended September 30, 2021
Operating revenue:
Passenger	$423,796	$—	$423,796
Third party products	24,541	—	24,541
Fixed fee contract	11,117	—	11,117
Other	15	—	15
Operating income (loss)	68,641	(2,352)	66,289
Interest expense, net	16,220	(401)	15,819
Depreciation and amortization	46,363	36	46,399
Capital expenditures	54,032	12,622	66,654
(1)Includes $35.0 million special charge in the third quarter 2022 relating to Hurricane Ian damage to Sunseeker Resort.The amount of the loss will be offset in future periods by amounts to be recovered under the Company’s insurance policies.

(in thousands)	Airline	Sunseeker Resort (1)	Consolidated
Nine Months Ended September 30, 2022
Operating revenue:
Passenger	$1,573,041	$—	$1,573,041
Third party products	77,399	—	77,399
Fixed fee contract	38,186	—	38,186
Other	1,654	—	1,654
Operating income (loss)	44,902	(42,455)	2,447
Interest expense, net	52,111	5,904	58,015
Depreciation and amortization	145,573	45	145,618
Capital expenditures	404,015	228,452	632,467
Nine Months Ended September 30, 2021
Operating revenue:
Passenger	$1,124,237	$—	$1,124,237
Third party products	61,164	—	61,164
Fixed fee contract	23,943	—	23,943
Other	1,682	—	1,682
Operating income (loss)	235,340	(5,596)	229,744
Interest expense, net	48,765	(401)	48,364
Depreciation and amortization	133,984	111	134,095
Capital expenditures	192,747	12,622	205,369
(1)Includes $35.0 million special charge in the third quarter 2022 relating to Hurricane Ian damage to Sunseeker Resort.The amount of the loss will be offset in future periods by amounts to be recovered under the Company’s insurance policies.

Total assets were as follows as of the dates indicated:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Airline	$4,012,922	$3,872,041
Sunseeker Resort	398,042	119,032
Consolidated	$4,410,964	$3,991,073

Note 11 — Subsequent Events

In October 2022, the lender funded an additional $87.5 million into the construction disbursement account for the Sunseeker project and the Company received a disbursement of $87.5 million from the account. After these transactions, the construction disbursement account has a balance of approximately $117.5 million, which is recorded as a deposit on the Company's balance sheet.

The Company has a $50.0 million loan to Viva Aerobus in deposits and other assets on the balance sheet which is to convert to equity upon approval of the joint alliance from the Mexican Federal Economic Competition Commission. This approval was obtained on October 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2022 and 2021. Also discussed is our financial position as of September 30, 2022 and December 31, 2021. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2022 Review

Highlights:

–Total operating revenue was $560.3 million, up 28.4 percent year over three-year
–Total average fare of $125.95 up 15.5% from the third quarter 2019.
–Total average fare - air-related charges of $58.40, up 16.7 percent from 2019, driven predominantly by strength in bundled ancillary
–Total average fare - third party products of $6.29, up 29.7 percent year over three-year driven by Allways Allegiant World Mastercard strength
–Load factor of 88.5 percent, a 2.5 percentage point increase from the third quarter of 2019
–Acquired 38 thousand new Allways Allegiant World Mastercard holders during the quarter, the strongest third quarter acquisition since the program's inception
–Allegiant World Mastercard® and Allegiant Allways Rewards® were voted as the No. 1 Best Airline Credit Card and Best Frequent Flyer Program in USA Today's 10 Best 2022 Loyalty/Rewards Readers' Choice Awards
–In October, named to Newsweek's Top 100 Most Loved Workplaces® list for the second consecutive year
–Donated $100,000 to the American Red Cross for critical disaster relief to communities in the aftermath of Hurricane Ian

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2022	December 31, 2021
A319	35	35
A320(1)	81	73
Total	116	108
(1)Does not include ten aircraft of which we have taken delivery as of September 30, 2022, but were not yet in service as of that date.

As of September 30, 2022, we are party to forward purchase agreements for 52 aircraft with five aircraft scheduled for delivery in 2023 and the remainder under contract thereafter. Additionally, we are party to a finance lease for one aircraft which has now been delivered in October 2022.

NETWORK

As of September 30, 2022, we were selling 583 routes versus 598 as of the same date in 2021 and 466 as of September 30, 2019, which represents a 2.5 percent decrease and 25.1 percent increase, respectively. Our total active number of origination cities and leisure destinations were 94 and 32, respectively, as of September 30, 2022.

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

Strong Demand Momentum

As concerns over COVID-19 have declined, we have seen significant increases in load factors and average total fare per passenger beginning in March and continuing through the year to date.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021 and the increases were exacerbated by the geopolitical impact of the war in Ukraine. As a result, the average fuel cost per gallon increased by 75.0 percent in third quarter 2022 over third quarter 2021 and 78.2 percent over third quarter 2019. We expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complimentary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Staffing challenges continue to impact our operations and costs and we have pulled back some of our planned growth for fourth quarter 2022 and into 2023 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic. Our irregular operations costs are also impacted by our policy to compensate passengers for their inconvenience in addition to the ticket price, not generally done in the airline industry.

We are investing incrementally in our employee hiring and retention and our operations in an attempt to improve performance and this may put pressure on unit costs in the near term. However, if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have begun to discuss the terms of a new labor agreement for this work group. We are also in the process of negotiating a new contract with the union representing our flight attendants. The terms of any new collective bargaining agreement will impact our costs over the term of the contract.

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

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. VivaAerobus has received approval from the Mexican Federal Economic Competition Commission to proceed with the alliance.

We and VivaAerobus currently expect to offer new routes under the alliance beginning in the first half of 2023, pending U.S. governmental approval of the applications and the return of Mexico to Category 1.

Sunseeker Resort

Near the end of September 2022, Hurricane Ian cut a destructive path through Florida and Charlotte County, in particular. Sunseeker Resort suffered damage from the Hurricane, to a large extent attributable to subcontractor cranes which fell onto the buildings.

We have begun and will continue to evaluate damage caused by the Hurricane and have engaged outside specialists, including structural engineers, to evaluate the damage and advise as to the course of action to assure the safe completion of the Resort. We maintain robust insurance coverage against damage from hurricanes and business interruption insurance and are pursuing claims to recover losses.

The Resort was previously selling rooms for as early as May 2023. Realizing there will be some delays caused by the Hurricane, the Resort has now pushed back the selling date to September 2023. As the extent of the damage is not yet known nor can the Company predict how quickly resources will be available to complete the construction, it is too early to tell whether the delays will be longer or shorter.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2022 to three months ended September 30, 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the third quarter 2022, passenger revenue increased 21.9 percent compared to the same period in 2021 as scheduled service passengers were up 12.5 percent due to stronger passenger demand. In addition, stronger passenger demand resulted in a 17.7 percent increase in scheduled service average base fare. We reduced the number of departures year-over-year to support operational reliability. Capacity was flat year-over-year as an increase in the average stage length and a slight increase in average seats per departure offset the reduction in departures.

Passenger revenue for the third quarter 2022, as compared to third quarter 2019, increased by 32.0 percent, as passengers increased by 15.0 percent on a 17.0 percent increase in capacity and average stage length increased by 4.4 percent, resulting in a 2.5 percentage point increase in load factor. Average total fare per scheduled service passenger increased by 15.5 percent over the same period in 2019 as a result of a 16.7 percent increase in ancillary air-related revenue per passenger and a 29.7 percent increase in ancillary third party revenue per passenger.

The increase in ancillary air-related revenue per passenger over the same period in 2019 was primarily driven by increased revenue from the sale of bundled products as bundled products were not offered during the same period in 2019.

Third party products revenue. Third party products revenue for the third quarter 2022 increased 10.6 percent compared to the third quarter 2021 and 49.0 percent compared to the third quarter 2019. The increase from 2021 is primarily the result of greater travel demand for hotels over the same period and increased Allways® Rewards Program revenues. Increased rental car and hotel rates also contributed to the increase over 2021.

The substantial increase from 2019 is attributable to increased rental car rates (which more than offset the impact of fewer rental car days) and growth in our Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the third quarter 2022 increased 42.9 percent compared to the same period in 2021 as a result of an 8.1 percent increase in fixed fee departures when compared to lower charter activity during the 2021 quarter impacted by the pandemic. In addition, fuel per gallon pass throughs (which are accounted for as fixed fee contract revenue) increased 75.0 percent as compared to 2021.

Fixed fee contract revenue for the third quarter 2022, as compared to 2019, decreased by 19.8 percent as a result of a 28.5 percent decrease in fixed fee revenue departures partially offset by an increase in fuel pass throughs treated as revenue.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per available seat mile (ASM) across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods, 2019 being included as a more representative pre-pandemic third quarter comparison. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control.

	Three Months Ended September 30,						Percent Change
Unitized costs (in cents)	2022		2021		2019		YoY	Yo3Y
Aircraft fuel	4.68	¢	2.67	¢	2.69	¢	75.3%	74.0%
Salaries and benefits	3.09		2.83		2.77		9.2	11.6
Station operations	1.49		1.60		1.12		(6.9)	33.0
Depreciation and amortization	1.13		1.04		1.01		8.7	11.9
Maintenance and repairs	0.72		0.69		0.64		4.3	12.5
Sales and marketing	0.58		0.50		0.45		16.0	28.9
Aircraft lease rentals	0.13		0.13		—		—	NM
Other	0.67		0.50		0.69		34.0	(2.9)
Payroll Support Programs grant recognition	—		(1.12)		—		NM	NM
Special charges	0.79		0.01		—		NM	NM
CASM	13.28	¢	8.85	¢	9.37	¢	50.1	41.7
Operating CASM, excluding fuel	8.60	¢	6.18	¢	6.68	¢	39.2	28.7
Sunseeker Resort CASM	0.85		0.05		0.04		NM	NM
Operating CASM, excluding fuel and Sunseeker Resort activity	7.75	¢	6.13	¢	6.64	¢	26.4	16.7
NM - Not meaningful

Aircraft fuel expense. Aircraft fuel expense increased $89.8 million, or 75.9 percent, for the third quarter 2022 compared to third quarter 2021. This is primarily due to a 75.0 percent increase in average fuel cost per gallon.

When compared to the same period in 2019, aircraft fuel expense increased by 99.1 percent as average fuel cost per gallon increased 78.2 percent and fuel gallons consumed increased 11.6 percent on a 14.5 percent increase in capacity.

Salaries and benefits expense. Salaries and benefits expense increased $11.5 million, or 9.2 percent, for the third quarter 2022 when compared to the same period in 2021. The increase is primarily due to a 24.2 percent increase in the number of full time equivalent employees from the third quarter 2021.

When compared to the same period in 2019, salaries and benefits expense increased by $29.8 million or 27.7 percent on a 24.1 percent increase in the number of full time equivalent employees year over three-year. On a per ASM basis, salaries and benefits expense increased 11.6 percent. The cost increases primarily relate to increases in crew pay and increased salaries and benefit costs associated with irregular operations.

Station operations expense. Station operations expense for the third quarter 2022 decreased $4.6 million, or 6.5 percent compared to the same period in 2021 due to decreased departures of 4.0 percent.

As compared to the same period in 2019, station operations expense increased by $22.8 million or 52.3 percent due to a 6.2 percent increase in departures, increased costs associated with irregular operations and increased airport fees.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter 2022 increased by 8.0 percent as compared to the third quarter 2021 as the average number of aircraft owned and in service increased 6.6 percent year-over-year.

Compared to the same period in 2019, depreciation and amortization expense increased $10.7 million or 27.0 percent as the average number of aircraft owned and in service increased 17.3 percent and our deferred major maintenance balance increased 49.4 percent for the period ended September 30, 2022 as compared to September 30, 2019.

Maintenance and repairs expense. Maintenance and repairs expense for the third quarter 2022 increased $1.7 million, or 5.7 percent, compared to the same period in 2021. Routine maintenance costs increased as the average number of aircraft in service increased 9.0 percent year-over-year and as a result of increased costs related to outsourced labor in 2022 (largely attributable to our smaller bases and outstations).

Compared to the same period in 2019, maintenance and repairs expense increased by $7.4 million or 29.9 percent primarily due to a 31.4 percent increase in the average number of aircraft in service and as a result of increased costs related to outsourced labor in 2022.

Sales and marketing expense. Sales and marketing expense for the third quarter 2022 increased by 17.1 percent compared to the same period in 2021, due to an increase in net credit card fees as a result of a 21.9 percent increase in passenger revenue year-over-year.

Compared to the same period in 2019, sales and marketing expense increased by 46.8 percent primarily due to an increase in net credit card fees as a result of a 32.0 percent increase in passenger revenue compared to the same period in 2019 as well as our entrance into new marketing agreements.

Other operating expense. Other expense increased $7.9 million or 35.4 percent for the third quarter 2022 compared to the third quarter 2021 attributable to incremental increases in our employee training activity.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $49.2 million as an offset to operating expense on our statement of income during the third quarter of 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Special charges. Special charges of $35.1 million were recorded within operating expenses for the third quarter 2022 compared to $0.3 million for the same period 2021. The special charges in 2022 relate to an estimated loss incurred from the impact of Hurricane Ian. The amount of the loss will be offset in future periods by amounts to be recovered under our insurance policies. The charges in 2021 include accelerated depreciation on an airframe resulting from an accelerated retirement plan. See Note 2 of Notes to Consolidated Financial Statements (unaudited) for further information on the special charge recorded in 2022 related to Hurricane Ian.

Interest Expense

Interest expense for the quarter ended September 30, 2022 increased by $17.6 million, or 106.3 percent over third quarter 2021, due to new fixed rate debt and finance lease transactions entered into since third quarter 2021 as well as a 2.1 percentage point increase in the weighted average variable interest rate year-over-year as general interest rates have risen. During the third quarter 2022, we recognized a loss on debt extinguishment of $5.0 million in relation to the prepayment of our Term Loan B.

Income Tax Expense

We recorded a $9.7 million income tax benefit at an effective tax rate of 17.3 percent and an $11.0 million income tax expense at a 21.9 percent effective tax rate for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2022, passenger revenue increased 39.9 percent compared with the same period in 2021 as scheduled service passengers were up 29.5 percent due to stronger passenger demand in general and when compared to lower passenger demand related to COVID-19 during the first nine months of 2021. In addition, stronger passenger demand resulted in a 10.4 percent increase in scheduled service average base fare.

Passenger revenue for the first nine months of 2022, as compared to the first nine months of 2019 increased by 24.3 percent, as scheduled service passengers increased by 12.6 percent on a 16.2 percent increase in capacity and average stage length increased by 3.3 percent, resulting in a 0.5 percentage point increase in load factor. Average total fare per scheduled service passenger increased by 11.0 percent over the same period in 2019 primarily driven by a 16.5 percent increase in ancillary air related revenue per passenger and a 28.3 percent increase in ancillary third party revenue per passenger.
The increase in ancillary air related revenue per passenger over the same period in 2019 was primarily driven by increased revenue from the sale of bundled products as bundled products were not offered in the 2019 period.

Third party products revenue. Third party products revenue for the nine months ended September 30, 2022 increased 26.5 percent over the same period in 2021 and 44.5 percent when compared to 2019. The increase from 2021 is primarily the result of greater travel demand for rental cars and hotels and increased Allways® Rewards Program revenues. Increased rental car and hotel rates combined with a 11.0 percent increase in rental car days sold and a 13.7 percent increase in room nights sold contributed to the substantial increase over 2021.

The increase from 2019 is attributable to increased rental car and hotel room rates (which more than offset the impact of fewer rental car days and hotel room nights) and substantial growth in our Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2022 increased 59.5 percent compared to the same period in 2021 as a result of an 11.1 percent increase in fixed fee departures largely due to lower charter activity during the pandemic in the same period of 2021. In addition, fuel per gallon pass throughs (which are accounted for as fixed fee contract revenue) increased 84.8 percent as compared to the same period in 2021.

Fixed fee contract revenue for the nine months ended September 30, 2022, as compared to 2019, decreased by 10.9 percent as a result of a 22.7 percent decrease in fixed fee departures, partially offset by higher charter rates and higher fuel cost pass throughs.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,						Percent Change
Unitized costs (in cents)	2022		2021		2019		YoY	Yo3Y
Aircraft fuel	4.48	¢	2.38	¢	2.65	¢	88.2%	69.1%
Salaries and benefits	2.92		2.80		2.78		4.3	5.0
Station operations	1.41		1.31		1.05		7.6	34.3
Depreciation and amortization	1.04		1.03		0.93		1.0	11.8
Maintenance and repairs	0.65		0.59		0.56		10.2	16.1
Sales and marketing	0.54		0.39		0.48		38.5	12.5
Aircraft lease rentals	0.12		0.12		—		—	NM
Other	0.59		0.43		0.60		37.2	(1.7)
Payroll Support Programs grant recognition	—		(1.55)		—		NM	NM
Special charges	0.25		0.02		—		NM	NM
CASM	12.00	¢	7.52	¢	9.05	¢	59.6	32.6
Operating CASM, excluding fuel (2)	7.52	¢	5.14	¢	6.40	¢	46.3	17.5
Sunseeker Resort CASM	0.30		0.04		0.05		NM	NM
Operating CASM, excluding fuel and Sunseeker Resort activity	7.22	¢	5.10	¢	6.35	¢	41.6	13.7

Aircraft fuel expense. Aircraft fuel expense increased $318.9 million, or 102.7 percent, for the nine months ended September 30, 2022 compared to the same period in 2021. This is primarily driven by a 84.8 percent increase in average fuel cost per gallon. In addition, ASMs increased by 7.7 percent contributing to a 9.6 percent increase in fuel gallons consumed.

Aircraft fuel expense increased by $305.3 million or 94.2 percent for the nine months ended September 30, 2022 compared to the same period in 2019. This is primarily driven by an increase in average fuel cost per gallon of 72.9 percent in addition to a 14.8 percent increase in ASMs resulting in a 12.1 percent increase in fuel gallons consumed.

Salaries and benefits expense. Salaries and benefits expense increased $45.4 million, or 12.4 percent, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to a 24.2 percent increase in the number of full time equivalent employees from the same period in 2021, offset by the employee retention tax credit recognized in the first quarter of 2022.

Salaries and benefits expense for the nine months ended September 30, 2022 increased by $70.4 million or 20.7 percent as compared to the same period in 2019. The increase is primarily due to a 24.1 percent increase in the number of full time equivalent employees from same period in 2019, offset by the employee retention tax credit recognized in the first quarter of 2022. On a per ASM basis, salaries and benefits expense increased 5.0 percent. The cost increases primarily relate to increases in crew pay and increased salaries and benefits costs associated with irregular operations.

Station operations expense. Station operations expense for the nine months ended September 30, 2022 increased $27.7 million or 16.2 percent due to a 2.5 percent increase in departures, increased costs associated with irregular operations, and increased airport and landing fees.

As compared to the nine month period ended September 30, 2019, station operations expense increased by $70.6 million or 55.0 percent due to a 7.9 percent increase in departures, increased costs associated with irregular operations and increased airport fees.

Irregular operations costs in 2022 were significantly attributable to COVID absences due to the Omicron variant in January and February. These absences resulted in numerous flight cancellations. Higher than usual cancellations continued into the third quarter as a result of staffing challenges and other factors. The amount of irregular operations costs is significantly impacted by our decision to compensate impacted passengers for their inconvenience in addition to the ticket price.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2022 increased $11.5 million or 8.6 percent as compared to the same period in 2021 due to a 7.6 percent increase in the average number of aircraft owned and in service.

When compared to the nine months ended September 30, 2019, depreciation and amortization expense increased 27.6 percent as the average number of aircraft owned and in service increased 20.3 percent and our deferred major maintenance balance increased 61.6 percent.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2022 increased by $14.7 million or 19.2 percent compared to the same period in 2021. Routine maintenance costs increased as the average number of aircraft in service increased 10.9 percent year-over-year and as a result of increased costs related to outsourced labor in 2022.

As compared to the nine months ended September 30, 2019, maintenance and repairs expense increased by $22.7 million or 33.1 percent as the number of aircraft in service increased by 34.0 percent and increased costs related to outsourced labor in 2022 (largely attributable to our smaller bases and outstations).

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2022 increased 47.1 percent compared to the same period in 2021, due to an increase in net credit card fees as a result of a 39.9 percent increase in passenger revenue year-over-year.

Compared to the nine months ended September 30, 2019, sales and marketing expense increased 27.8 percent due to an increase in net credit card fees as a result of a 24.3 percent increase in passenger revenue.

Other expense. Other expense for the nine months ended September 30, 2022 increased by $27.5 million or 49.4 percent year-over-year, due to increased service, incremental increases in our employee training activity and offset by decreased activity in our non-airline subsidiaries due to the sale of Teesnap in the second quarter of 2021.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $202.2 million as an offset to operating expense on our income statement for the nine month period ending September 30, 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Special charges. Special charges of $35.4 million were recorded within operating expenses for the nine months ended September 30, 2022 compared to $2.9 million for the same period in 2021. The special charges in 2022 relate to the estimated loss incurred from the impact of of Hurricane Ian. The amount of the loss will be offset in future periods by amounts to be recovered under our insurance policies. The charges in 2021 include accelerated retirements of five airframes and eight engines and an impairment loss on a building associated with the Allegiant Nonstop family entertainment line of business. See Note 2 of the Notes to Consolidated Financial Statement (unaudited) for further information on the special charge recorded in 2022 related to Hurricane Ian.

Income Tax Expense

We recorded a $10.9 million income tax benefit at an effective rate of 17.9 percent compared to a $40.3 million tax expense at a 22.2 percent effective tax rate for the nine months ended September 30, 2022 and 2021, respectively. The 17.9 percent effective tax rate for the nine months ended September 30, 2022 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. The 22.2 percent effective tax rate for the nine months ended September 30, 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Three Months Ended September 30,				Percent Change (1)
	2022	2021		2019	YoY	Yo3Y
Operating statistics (unaudited):
Total system statistics:
Passengers	4,359,417	3,872,651		3,806,369	12.6%	14.5%
Available seat miles (ASMs) (thousands)	4,450,595	4,441,201		3,888,400	0.2	14.5
Operating expense per ASM (CASM) (cents)	13.28 ¢	8.85	¢	9.37 ¢	50.1	41.7
Fuel expense per ASM (cents)	4.68 ¢	2.67	¢	2.69 ¢	75.3	74.0
Operating CASM, excluding fuel (cents)	8.60 ¢	6.18	¢	6.68 ¢	39.2	28.7
Sunseeker Resort CASM (cents)(2)	0.85 ¢	0.05	¢	0.04 ¢	NM	NM
Operating CASM, excluding fuel and Sunseeker Resort activity (cents)	7.75 ¢	6.13	¢	6.64 ¢	26.4	16.7
ASMs per gallon of fuel	82.4	82.5		80.3	(0.1)	2.6
Departures	29,432	30,663		27,707	(4.0)	6.2
Block hours	67,277	67,398		59,678	(0.2)	12.7
Average stage length (miles)	857	829		823	3.4	4.1
Average number of operating aircraft during period	115.1	105.6		87.6	9.0	31.4
Average block hours per aircraft per day	6.4	7.0		7.4	(8.6)	(13.5)
Full-time equivalent employees at end of period	5,294	4,261		4,267	24.2	24.1
Fuel gallons consumed (thousands)	54,044	53,850		48,443	0.4	11.6
Average fuel cost per gallon	$3.85	$2.20		$2.16	75.0	78.2

Scheduled service statistics:
Passengers	4,316,163	3,834,956		3,753,611		12.5	15.0
Revenue passenger miles (RPMs) (thousands)	3,820,339	3,302,519		3,170,826		15.7	20.5
Available seat miles (ASMs) (thousands)	4,315,984	4,312,893		3,687,473		0.1	17.0
Load factor	88.5%	76.6%		86.0%		11.9	2.5
Departures	28,436	29,593		26,238		(3.9)	8.4
Block hours	65,182	65,296		56,576		(0.2)	15.2
Average seats per departure	175.8	174.3		170.8		0.9	2.9
Yield (cents) (3)	6.92 ¢	6.04	¢	6.42	¢	14.6	7.8
Total passenger revenue per ASM (TRASM) (cents)(4)	12.60 ¢	10.40	¢	11.10	¢	21.2	13.5
Average fare - scheduled service(5)	$61.26	$52.05		$54.20		17.7	13.0
Average fare - air-related charges(5)	$58.40	$58.45		$50.03		(0.1)	16.7
Average fare - third party products	$6.29	$6.40		$4.85		(1.7)	29.7
Average fare - total	$125.95	$116.91		$109.08		7.7	15.5
Average stage length (miles)	860	834		824		3.1	4.4
Fuel gallons consumed (thousands)	52,491	52,249		46,038		0.5	14.0
Average fuel cost per gallon	$3.84	$2.19		$2.17		75.3	77.0
Rental car days sold	364,481	366,407		482,944		(0.5)	(24.5)
Hotel room nights sold	71,205	66,626		99,991		6.9	(28.8)
Percent of sales through website during period	96.1%	95.4%		93.1%		0.7	3.0
(1)Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2)Includes a $35.0 million special charge in the third quarter 2022 relating to Hurricane Ian damage to Sunseeker Resort.The amount of the loss will be offset in future periods by amounts to be recovered under our insurance policies.
(3)Defined as scheduled service revenue divided by revenue passenger miles.
(4)Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(5)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Nine Months Ended September 30,			Percent Change (1)
	2022	2021	2019	YoY	Yo3Y
Operating statistics (unaudited):
Total system statistics:
Passengers	12,834,078	9,906,371	11,426,183	29.6%	12.3%
Available seat miles (ASMs) (thousands)	14,060,825	13,049,732	12,245,704	7.7	14.8
Operating expense per ASM (CASM) (cents)	12.00 ¢	7.52 ¢	9.05 ¢	59.6	32.6
Fuel expense per ASM (cents)	4.48 ¢	2.38 ¢	2.65 ¢	88.2	69.1
Operating CASM, excluding fuel (cents)	7.52 ¢	5.14 ¢	6.40 ¢	46.3	17.5
Sunseeker Resort CASM (cents)(2)	0.30 ¢	0.04 ¢	0.05 ¢	NM	NM
Operating CASM, excluding fuel and Sunseeker Resort activity (cents)	7.22 ¢	5.10 ¢	6.35 ¢	41.6	13.7
ASMs per gallon of fuel	84.2	85.6	82.2	(1.6)	2.4
Departures	90,064	87,854	83,454	2.5	7.9
Block hours	212,403	197,581	187,829	7.5	13.1
Average stage length (miles)	885	852	858	3.9	3.1
Average number of operating aircraft during period	112.7	101.6	84.1	10.9	34.0
Average block hours per aircraft per day	6.9	7.1	8.2	(2.8)	(15.9)
Full-time equivalent employees at end of period	5,294	4,261	4,267	24.2	24.1
Fuel gallons consumed (thousands)	167,070	152,464	148,980	9.6	12.1
Average fuel cost per gallon	$3.77	$2.04	$2.18	84.8	72.9

Scheduled service statistics:
Passengers	12,736,268		9,838,512		11,307,004		29.5	12.6
Revenue passenger miles (RPMs) (thousands)	11,646,212		8,657,151		9,964,948		34.5	16.9
Available seat miles (ASMs) (thousands)	13,716,838		12,739,769		11,800,788		7.7	16.2
Load factor	84.9%		68.0%		84.4%		16.9	0.5
Departures	87,475		85,303		80,149		2.5	9.1
Block hours	206,868		192,481		180,674		7.5	14.5
Average seats per departure	175.7		173.8		171.0		1.1	2.7
Yield (cents) (3)	6.94	¢	6.53	¢	6.85	¢	6.3	1.3
Total passenger revenue per ASM (TRASM) (cents)(4)	12.03	¢	9.30	¢	11.18	¢	29.4	7.6
Average fare - scheduled service(5)	$63.44		$57.48		$60.40		10.4	5.0
Average fare - air-related charges(5)	$60.07		$56.79		$51.56		5.8	16.5
Average fare - third party products	$6.08		$6.22		$4.74		(2.3)	28.3
Average fare - total	$129.59		$120.49		$116.70		7.6	11.0
Average stage length (miles)	889		857		861		3.7	3.3
Fuel gallons consumed (thousands)	162,933		148,578		143,433		9.7	13.6
Average fuel cost per gallon	$3.77		$2.03		$2.17		85.7	73.7
Rental car days sold	1,161,579		1,046,751		1,495,502		11.0	(22.3)
Hotel room nights sold	222,334		195,535		319,197		13.7	(30.3)
Percent of sales through website during period	96.2%		94.3%		93.4%		1.9	2.8
(1)Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2)Includes $35.0 million special charge in the third quarter 2022 relating to Hurricane Ian damage to Sunseeker Resort.The amount of the loss will be offset in future periods by amounts to be recovered under our insurance policies.
(3)Defined as scheduled service revenue divided by revenue passenger miles.
(4)Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(5)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $1.00 billion at September 30, 2022, from $1.19 billion at December 31, 2021. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.77 billion as of December 31, 2021 to $2.02 billion as of September 30, 2022. During the nine months ended September 30, 2022, we entered into debt and finance leases for $918.3 million including debt of $550.0 million to refinance our term loan due 2024. During this period, we made principal payments of $666.0 million, including a $531.7 million prepayment of our term loan due 2024, $24.7 million prepayment of our payroll support program loans and $1.7 million prepayment of debt secured by aircraft.

As of September 30, 2022, approximately 82 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2022, our operating activities provided $221.8 million of cash compared to $373.6 million during the same period 2021. This change is mostly attributable to a $191.1 million decrease in net income offset by changes in current assets and liability accounts.

Investing Activities. Cash used for investing activities was $335.6 million during the nine months ended September 30, 2022 compared to $513.3 million used for investing activities during the same period in 2021. The change is due to a $405.7 million increase in proceeds from maturities, net of purchases, of investment securities during the nine months ended September 30, 2022 as proceeds from maturities exceeded purchases of investment securities in the nine months ended September 30, 2022 but not in the same period of 2021. This was offset by a $227.0 million increase in purchases of property and equipment, including $88.5 million related to aircraft pre-delivery deposits during the nine months ended September 30, 2022.

Financing Activities. Cash used for financing activities for the nine months ended September 30, 2022 was $15.7 million, compared to $205.4 million cash provided by financing activities for the same period in 2021. The change resulted from $335.1 million of proceeds from the issuance of common stock in the first nine months of 2021 offset by an increase in proceeds from debt issuance in excess of principal payments and debt issuance costs of $200.8 million compared to the same period in 2021 as debt proceeds exceeded principal payments and debt issuance costs in the nine months ended September 30, 2022 but not in the same period of 2021. The $82.8 million in other financing activities is largely attributable to the deposit of $87.5 million of loan proceeds into a construction disbursement account and as such, is a direct offset to $87.5 million of proceeds from the issuance of debt obligations for Sunseeker Resort.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of Hurricane Ian on our Florida markets and on completion of Sunseeker Resort, the impact and duration of the COVID-19 pandemic on airline travel and the economy, liquidity issues resulting from the effect of the COVID-19 pandemic on our business, restrictions imposed on us a result of accepting government grants under the government payroll support programs, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs and cyclical and seasonal fluctuations in our operating results.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2022. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2021 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2022 represented 37.3 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the nine months ended September 30, 2022, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $63.7 million. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2022, we had $371.7 million of variable-rate debt, including current maturities and without reduction for $3.6 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $6.1 million for the nine months ended September 30, 2022 as the amount of our variable rate debt during the year was much higher prior to the prepayment of our term loan in August 2022.

Item 4. Controls and Procedures

As of September 30, 2022, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the Commission on March 1, 2022 other than to include the following risk factor:

The damage caused by Hurricane Ian may impact air traffic to those areas of Florida impacted by the storm and the damage to our Sunseeker Resort may result in delays and additional costs.

Near the end of September 2022, Hurricane Ian struck Southwest Florida and moved across the State of Florida causing substantial damage in its wake. All airports in the affected areas were closed for a period of time, but have now reopened. Particular areas in Southwest Florida suffered damage which may take years to restore. These areas include the tourist destinations of Fort Myers Beach, Sanibel Island and Captiva Island among others, to which many of our customers travel when flying on our network. There is no assurance that passenger travel to our leisure destinations in Punta Gorda, Sarasota and Key West will not be impacted, or to what extent, as a result of the lingering effects of the damage and recovery from Hurricane Ian.

Hurricane Ian also caused significant damage to our Sunseeker Resort. We are in the process of evaluating the extent of the damage and our insurance coverages. While we do not at this time believe the delay to the completion of the Resort will be longer than a few months, this will depend on the availability of workers and materials and other factors which are beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

(a)During third quarter 2022, we issued 17,876 shares of restricted stock to Scott Sheldon, our president and chief operating Officer, 16,812 shares of restricted stock to Gregory Anderson, our president and chief financial officer, 9,949 shares to Scott DeAngelo, our executive vice president and chief marketing officer, and 11,244 shares to Rob Wilson, our executive vice president and chief information officer under their respective employment agreements. These shares of restricted stock represent the base equity grant for the period under their employment agreements and vest over three years. All of these shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the issuance did not involve a public offering.

(b)Not applicable

(c)We did not repurchase any common stock during the third quarter 2022.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022.
10.1	Employment Agreement dated as of August 1, 2022 between the Company and Scott Sheldon.
10.2	Employment Agreement dated as of August 1, 2022 between the Company and Gregory Anderson.
10.3	Employment Agreement dated as of August 1, 2022 between the Company and Scott DeAngelo.
10.4	Employment Agreement dated as of August 1, 2022 between the Company and Robert Wilson, III.
10.5
PDP Credit Agreement dated as of September 30, 2022 among Allegiant Air, LLC, Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale as Original Lenders and Bank of Utah as security trustee. (1)

10.6	Purchase Agreement Assignment and Security Agreement dated as of September 30, 2022, between Allegiant Air, LLC and Bank of Utah as security trustee. (1)
10.7	Definitions Relating to the PDP Credit Agreement and the Security Agreement referenced in items 10.5 and 10.6. (1)
10.8	Allegiant Guarantee Agreement dated as of September 30, 2022 between the Company and Bank of Utah as security trustee.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)Certain confidential information in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 3, 2022	By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer