Form 10-K
period 2022-12-31
Allegiant Travel CO
filed 2023-02-27
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2022

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.7 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 1, 2023 was 18,121,668.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 21, 2023, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 89.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2022

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expenses, revenues, earnings, ASM growth, fuel cost and consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, timing of aircraft deliveries and retirements, number of possible future markets that may be served, the implementation of a joint alliance with VivaAerobus, the development of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact and duration of the COVID-19 pandemic on airline travel and the economy, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of governmental regulations on the airline industry, the ability to finance aircraft under contract, the ability to obtain necessary U.S. and Mexican government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of management changes and possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, governmental regulation, increases in maintenance costs, cyclical and seasonal fluctuations in our operating results, and the perceived acceptability of our environmental, social and governance efforts.

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

In connection with our leisure travel focus, we are completing the construction of our Sunseeker Resort in Southwest Florida, which we expect to open in late 2023.

Below is a brief description of the travel services and products we provide to our customers:

Scheduled service air transportation. We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 1, 2023, our operating fleet consisted of 122 Airbus A320 series aircraft. As of that date, we were selling travel on 573 routes to 125 cities. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services. We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from our co-branded Allegiant credit card and our non-card loyalty program.

Third party products and services. We offer third party travel products such as hotel rooms and ground transportation (rental cars and hotel shuttle products) for sale to our passengers. The marketing component of revenue related to our co-branded credit card is also included in this category.

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
–expanding our already broad domestic network as we have identified more than 1,400 incremental routes of which approximately 80 percent currently have no nonstop service;
–seeking to offer (subject to government approval) transborder international scheduled service into Mexico through our partnership with VivaAerobus;
–utilizing our customer data to capture accretive, asset-light direct-to-consumer revenue opportunities;
–transforming our eCommerce strategy to create a frictionless experience for our customers and drive increased air ancillary and third party revenue generation;
–expanding our co-branded credit card program and our non-card loyalty program;
–expanding our travel company focus and offerings with the construction of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") (expected to open in late 2023).
–refining our marketing investment dollars by entering into dynamic agreements, such as the naming rights agreement with the Raiders of the National Football League for Allegiant Stadium in Las Vegas

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is http://www.allegiant.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Unique Business Model

We have developed a unique business model that primarily focuses on leisure travelers in under-served cities. The business model has evolved as our experienced management team has looked differently at the traditional way business has been conducted in the airline and travel industries. Our focus on the leisure customer allows us to eliminate the significant costs associated with serving a wide variety of customers and to concentrate our product appeal on a customer base which is under-served by traditional airlines. We have consciously developed a business model which distinguishes us from the traditional airline approach:

	Traditional Airline Approach	Allegiant Approach
Customer Base:	Business and leisure	Leisure
Network:	Primarily large and mid-sized markets	Primarily small/medium-sized under-served markets
Flight Connections:	Nonstop or connect through hubs	All nonstop
Competition:	High	Low
Schedule:	Uniform throughout the week	Low frequency/variable capacity
Distribution:	Sell through various intermediaries	Sell only directly to travelers
Fare Strategy:	High base fares/low ancillary revenue	Low base fares/high ancillary revenue

By separating base airfare from our air-related services and products such as baggage fees, advance seat assignments, travel protection, change fees, priority boarding, and food and beverage purchases, we are able to lower our airfares and target leisure travelers who are more concerned with price and the ability to customize their experience with us by only purchasing the additional conveniences they value. This strategy allows us to generate additional passenger revenues from our customers' decisions to purchase these ancillary products.
We have established a broad route network with a national footprint, providing service on 571 routes between 93 origination cities and 32 leisure destinations, and serving 42 states as of February 1, 2023. As of this same date, we were selling 573 routes. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint, coupled with our low frequency scheduling, provides us with a diversified, resilient network. We operate to more cities than any non-legacy U.S. carrier, protecting us against overexposure to any one geographic location. Our 24 bases spread throughout the country provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 1, 2023, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

Bellingham
Kalispell
Spokane
Pasco
Portland
Eugene
Missoula
Great Falls
Minot
Grand Forks
Fargo
Bangor
Plattsburgh
Portsmouth
Boston
Medford
Bozeman
Billings
Bismarck
Syracuse
Rochester
Albany
Providence
Boise
Idaho Falls
St. Cloud
Minneapolis
Traverse City
Appleton
Niagara Falls
Elmira
Newburgh
New York City
Grand Rapids
Flint
Rapid City
Sioux Falls
San Francisco / Oakland
Reno
Stockton
Chicago
Rockford
Akron -Canton
Harrisburg
Allentown
Toledo
Hagerstown
Washington, D.C. / Baltimore
Cedar Rapids
Des Moines
Moline
South Bend
Pittsburgh
Provo
Grand Island
Fort Wayne
Clarksburg
Omaha
Peoria
Indianapolis
Washington D.C. / Dulles
Monterey
Bloomington
Columbus
Richmond
Fresno
Denver
Dayton
Springfield
Cincinnati
Roanoke
Norfolk
Grand Junction
Huntington
Las Vegas
Kansas City
Louisville
Lexington
Belleville
Santa Maria
Evansville
Tri-Cities
Palm Springs
Wichita
Owensboro
Greensboro
Los Angeles
Springfield
Phoenix / Sky Harbor
Knoxville
Concord
Nashville
Santa Ana / Orange County
Tulsa
Asheville
Oklahoma City
Chattanooga
Myrtle Beach
Northwest Arkansas
Greenville / Spartanburg
Memphis
San Diego
Phoenix / Mesa
Charleston
Little Rock
Savannah/Hilton Head
El Paso
Destin / Ft. Walton Beach
Shreveport
Jacksonville
New Orleans
Austin
Orlando / Sanford
Gulfport / Biloxi
Melbourne
San Antonio
Tampa / St. Pete
Houston
West Palm Beach
Sarasota / Bradenton
Fort Myers / Punta Gorda
Fort Lauderdale
Laredo
Key West
McAllen

We have identified more than 1,400 additional domestic routes which we could target in the future to further expand our network.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $67.74 per passenger in 2022. We own and manage our own eCommerce platform, which gives us the ability to modify our system to enhance third party product offerings based on specific needs. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

We believe the following strengths from our unique business model allow us to maintain a competitive advantage in the markets we serve:

Focus on leisure traffic from under-served cities

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

By focusing primarily on under-served cities and routes, we believe we avoid the intense competition in high traffic domestic air corridors. In most of our markets, travelers previously faced high airfares and cumbersome connections, or long drives, to major airports in order to reach our leisure destinations. Based on published data from the U.S. Department of Transportation (“DOT”), we believe the initiation of our service stimulates demand, as we have typically seen a substantial increase in traffic subsequent to new service beginning. Our market strategy is neither hostile to legacy carriers, whose historical focus has been connecting small cities to business markets with regional jets, nor to traditional low cost or ultra-low cost carriers generally focused on larger markets. Additionally, major carriers have reduced service to medium-sized cities which we believe they no longer consider to be core hubs.

Capacity management

We actively manage our seat capacity to match leisure demand patterns. This is enabled by our highly variable cost structure which allows us to increase capacity in high demand periods. This has resulted in our being able to generate as much as 60 percent of our operating income in the peak periods of March, summer (June and July) and the holiday seasons.

Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2022, during our peak demand period in July, we averaged 8.2 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 4.7 system block hours per aircraft per day.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which provide a fairly consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2022, we were able to profitably fly a disproportionately low 12 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

To effectively hedge against fuel cost increases during periods of high fuel cost, we will often pull back capacity, particularly in off peak periods, and focus our flying in peak periods which drives higher fares to offset the fuel cost increases. Conversely, during periods of lower fuel costs, we will increase flying in off peak periods as marginally profitable flights will become more profitable with lower fuel costs.

Our strong revenue production from ancillary items, coupled with our ability to rapidly adjust capacity, has allowed us to consistently operate profitably and in many cases, produce industry leading margins in challenging macro environments, including periods of high fuel prices, economic recession and a pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry, particularly as a solely leisure focused carrier. In evaluating our cost performance, our management team typically compares to the following other publicly held domestic airlines: Delta Air Lines, American Airlines, United Airlines, Southwest Airlines, JetBlue Airways, Alaska Airlines, Hawaiian Airlines, Spirit Airlines, Frontier Airlines and Sun Country Airlines (which we refer to as the "Industry"). Our airline operating CASM, excluding fuel (that is, excluding Sunseeker) was 7.33 ¢ in 2022, which was 25.0 percent lower than the Industry average of 9.77 ¢ for 2022.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by opportunistically acquiring aircraft and by primarily owning our aircraft. As of February 1, 2023, we own or finance lease all but 17 of the aircraft in our operating fleet. In addition, we believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs.

Throughout our history, we have primarily purchased used aircraft with meaningful remaining useful lives, at reduced prices. As of February 1, 2023, our operating fleet consists of 122 Airbus A320 series aircraft, of which 109 were acquired used.

In December 2021, we opportunistically negotiated an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737MAX aircraft. We believe this new aircraft purchase is complimentary with our low cost strategy. Our intent to retain ownership of the aircraft, coupled with the longer useful life for depreciation purposes should result in similar ownership expense when compared with a used aircraft in our fleet. In addition, the expected fuel savings, improved operational reliability, and other savings expected from the use of these new aircraft should aid in improving our overall low cost structure.

We expect to continue to acquire used aircraft as necessary to support planned growth and aircraft retirements.

Low distribution costs. Our nontraditional marketing approach reduces distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of travel through our website is the least expensive form of distribution for us and accounted for 96.0 percent of our scheduled service revenue during 2022.

Data driven. We are a data driven organization. We are continuing to focus on capturing data to identify trends and patterns in an effort to gain efficiencies and decrease costs. For example, we utilize predictive maintenance to identify necessary aircraft maintenance before a problem arises, thereby avoiding unscheduled maintenance events which are costly and disruptive to our schedule. In addition, our direct to consumer distribution method results in enhanced data which helps us deepen our relationship with our customers and increase sales.

Highly productive workforce. Our high level of employee productivity is due to our cost-driven scheduling, fewer unproductive labor work rules, and the effective use of automation and part-time employees. In an effort to control costs, we outsource major maintenance, stations and other functions to reliable third party service providers.

Simple product. We believe offering a simple product is critical to achieving low operating costs. As such, we sell only nonstop flights; we do not currently code-share or interline with other carriers; we have a single class cabin; we do not provide any free catered items - everything on board is for sale; we do not provide cargo or mail services; and we do not offer other perks such as airport lounges.
Under-served market airports. Our business model focuses on residents of under-served cities in the United States. Typically, the airports in these cities have lower operating costs than airports in larger cities. These lower costs are driven by less expensive passenger facilities, landing, and ground service charges. In addition to inexpensive airport costs, many of our airports provide marketing support.
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

Ancillary product offerings

We believe many leisure travelers are concerned primarily with purchasing air travel at the least expensive price. As such, we offer the unbundling of the air transportation product by charging fees for services many U.S. airlines have historically only bundled in their base fare. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. Our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

We offer various bundled ancillary products whereby customers can elect to purchase multiple ancillary products at a discount.

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

Financial position

As of December 31, 2022, we had $1.02 billion of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations (net of related costs) of $2.10 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $1.08 billion as of December 31, 2022. As of February 1, 2023, we have $275.0 million of undrawn capacity under revolving credit facilities plus another $169.7 million of undrawn capacity under our pre-delivery payment (PDP) financing facility.

Our financial position and discipline regarding use of capital allow us to have greater financial flexibility to grow our business and to efficiently and effectively adapt to changing economic conditions.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes we are selling as of February 1, 2023 are summarized below (includes 571 routes we are currently serving, and two new announced routes on which will begin service in 2023):

Routes to Orlando	67
Routes to Las Vegas	61
Routes to Tampa/St. Petersburg	57
Routes to Punta Gorda	51
Routes to Phoenix	50
Routes to Destin	32
Routes to Sarasota	29
Other routes	226
Total routes	573

The number of routes served varies from time to time as some routes are offered seasonally or on a temporary basis.

Marketing and Distribution

Core to Allegiant’s business model is our direct-to-customer distribution. In lieu of the GDS distribution points used by most airlines, allegiant.com is our primary distribution method. This low-cost strategy results in significant cost savings by avoiding fees associated with GDS. It also enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

Automation is key to this strategy as we continue to enhance our capabilities. Our website and mobile app streamline the booking process and strengthen our ability to sell air ancillary and third-party products. Additionally, we expect other automation enhancements will create additional revenue opportunities by allowing us to capitalize on customer loyalty with additional product offerings.

Our direct-to-customer distribution method also enables us to gather valuable customer data. In addition to helping us better understand our customers, we utilize data such as customer email to market our products and services in a cost-effective way. Database marketing opportunities span the full customer journey including the time of travel purchase, between purchase and travel, and after travel is complete. To this end, we are working to strengthen customer engagement, while affording a more elastic, reliable information technology infrastructure with significant development advantages for marketing as well as for other business units across the company.

Beyond allegiant.com, we market our products and services through a combination of traditional advertising, including radio, television as well as digital advertising. Enhanced data and analytics are being streamlined into our digital advertising system to build more targeted campaigns driving efficiency in our digital media spend. We can more surgically match our digital advertising dollars and the impressions they drive with the web users who are most likely to book their travel for the routes, to better optimize load and yield.

Whether introducing new service to a community or promoting existing routes, our advertising is often supported by airport authorities and destination marketing organizations. We continue to see benefit from these cooperative marketing campaigns, as well as from high-profile sponsorships like Allegiant Stadium. Underpinning our advertising efforts, high-profile sponsorships add credibility to our brand, drive new customer acquisition and enhance our national profile.

Our co-branded credit card incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like complimentary priority boarding. Cardholders are among our most engaged customers and book air ancillary and third-party products at a higher rate than other customers. Our non-card loyalty program, Allways Rewards®, launched in August 2021, allows us to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in customer loyalty and increased revenues over time.

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, fuel prices, industry capacity, and pricing actions taken by other airlines. The principal competitive factors in the airline industry are price, nonstop flights, schedule, customer service, routes served, types of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer or loyalty programs.

Our competitors include legacy airlines, low cost carriers ("LCCs"), ultra-low cost carriers ("ULCC"), regional airlines, new entrant airlines, and other forms of transportation to a much lesser extent. The legacy airlines are larger, have significantly greater financial resources, are better known, and have more established reputations than us. In a limited number of cases, following our entry into a market, competitors have chosen to add service, reduce their fares, or both. Competitors may also choose to enter after we have developed a market.

We believe our under-served city strategy and less than daily service has reduced the intensity of competition we might otherwise face. As of February 1, 2023, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport and at 11 other airports in our network. We and Sun Country Airlines are the only mainline domestic scheduled carriers serving Phoenix Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airport for Orlando, Phoenix, Fort Myers, and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of February 1, 2023, we face mainline competition on approximately 22 percent of our operating and announced routes. We overlap with Southwest Airlines on 73 routes, Frontier Airlines on 38 routes, Spirit Airlines on 32 routes, American Airlines on 19 routes, Delta Airlines on 13 routes, Breeze Airways on 14 routes, United Airlines on nine routes, JetBlue Airlines on six routes, Sun Country Airlines on five routes and Alaska Airlines on three routes. In many cases, we face competition from more than one other airline on the same route, resulting in a total of 124 competitive routes as of that date. These 124 routes represent 22 percent of the total number of routes we are serving as of February 1, 2023. We may also experience additional competition based on recent route announcements of other airlines.

Indirectly, we compete with various carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connecting flights to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the cities we serve.

In our fixed fee operations, we compete with other scheduled airlines in addition to independent passenger charter airlines. We also compete with aircraft owned or controlled by large tour companies. The basis of competition in the fixed fee market is cost, equipment capabilities, service, reputation, and schedule flexibility.

Environmental, Social and Governance (ESG)

We recognize our responsibility to reduce environmental impact from our operations. As an integrated travel company with an expanding airline business, we believe that solidifying our commitment to ESG efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. In 2022, we entered a 3-year partnership with Schneider Electric to develop a comprehensive ESG program including:

–Identify and prioritize relevant ESG topics through a materiality assessment. These topics were addressed in our inaugural ESG report.
–Develop inaugural ESG report referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks, which was issued in December 2022.
–Provide ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions using Schneider Electric’s EcoStruxureTM Resource Advisor, the initial reporting having been included in our inaugural ESG report.
–Establish ESG targets and environmental target achievement plans.

We issued our inaugural sustainability report during 2022. This comprehensive report outlines our disclosures pertaining to material topics identified by key stakeholders.

To determine material topics, a materiality assessment was conducted. This assessment benchmarked material ESG topics across our industry, global reporting frameworks and third-party rating and ranking methodologies. We then engaged with more than 400 stakeholders including customers, employees, suppliers, shareholders and community partners. Based on survey and interview results, we identified the following topics as material to Allegiant:

–Environmental: Emissions, Energy, Waste and Hazardous Materials
–Social: Product Quality and Safety, Accident and Safety Management, Human Rights, Benefits and Work-Life Balance, Non-Discrimination, Employee Health and Safety, Employment, Diversity, Equity and Inclusion, Employee Training and Development, Labor Management, Local Job Creation, Response to COVID
–Governance: Business Ethics and Integrity, Anti-Corruption, Competitive Behavior, Data Security, Customer Privacy

These material topics will guide the development of our ESG targets and annual ESG reports, including the inaugural ESG report published in December 2022.

In addition, we made recent investments in several ESG areas that will enable us to build a more resilient business, drive greater efficiencies and give back to our communities. These include the following:

Environmental: Agreed to purchase 50 Boeing 737MAX aircraft, which are expected to burn up to 20 percent less fuel on a per passenger basis compared to certain of the older Airbus A320 Series aircraft in our fleet, with the option to purchase an additional 50 Boeing 737MAX aircraft.

Social: Provided in-kind travel for Make-A-Wish kids and their families, and continued offering free office space in our Las Vegas headquarters to the nonprofit’s Southern Nevada Chapter. Gifted hundreds of flight vouchers to local elementary and high school teachers in partnership with The Smith Center for the Performing Arts’ The Heart of Education Awards program. Opened three new aircraft bases, creating approximately 350 new jobs.

Governance: Separated the roles of the board and chief executive officer to uphold board independence. Established the chief experience officer role to further foster a positive experience for customers and team members. Implemented a new talent management system to improve tracking of diversity, equity, and inclusion recruitment efforts.

Environment

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. In 2013, we began the process of transitioning our fleet from a mixture of MD-80 aircraft and Boeing 757 aircraft to an all-Airbus fleet with the transition concluding in November 2018. Throughout this transition period and continuing through 2022, we saw significant improvement in fuel efficiency. During 2022, we consumed 219 million gallons of fuel averaging 84.3 available seat miles (ASMs) per gallon of fuel, a 34 percent improvement when compared to 2012. Our agreement with Boeing and CFM International to purchase 50 Boeing 737MAX aircraft powered by LEAP 1-B engines, with deliveries beginning before the end of 2023, will provide us with new aircraft and more environmentally friendly engines. This aircraft is expected to burn up to 20 percent less fuel on a per passenger basis as compared to certain of the older Airbus A320 aircraft in our fleet.

As of December 31, 2022, the composition of our fleet included a mix of A319 and A320 aircraft with seat configurations ranging from 156 to 186 seats, some of which are fitted with fuel-efficient Sharklets. As we grow the fleet over the next several years, the preference will be to continue adding 180-seat Sharklet-equipped Airbus aircraft in addition to our Boeing 737MAX order. We expect to continue to see modest improvements in fuel efficiency due to further upgauging and greater use of Sharklet wingtips where possible.

Despite the significant fuel efficiencies gained over the past decade, we recognize we have a responsibility to do more. We have an internal Fuel Steering Committee that meets monthly to discuss various alternatives to conserve fuel. In conjunction with the focused efforts and contributions of our pilots, dispatchers, and stations personnel, we have implemented several fuel conservation practices, which include the following:

•Single engine taxi in and out, as time permits
•Constant descent angle approach, as permitted by air traffic
•Flaps 3 for landing, an Airbus green procedure creating less drag during the landing process, conditions permitting
•Idle thrust reverse for landing, conditions permitting
•Auxiliary power unit fuel optimization
•Route optimization
•Data collection by aircraft to identify performance deterioration and rectify where necessary
•Trial of several electric ground handling equipment
•Optimization of the amount of contingency and dispatch fuel
•Deployment of process to find optimal winds aloft while inflight

In addition to the above initiatives, the Fuel Steering Committee is currently researching sustainable aviation fuel to see if this could be a viable option on some of our routes.

Unlike many air carriers focused on business travel, our strategy is to provide access to affordable travel for leisure travelers who highly value their vacations and are likely to take vacations in any economic environment. We are a low utilization air carrier focusing on leisure travel. We seek to closely match our available capacity with demand trends in providing only nonstop service from under-served cities to leisure destinations. For example, in 2022 during our peak demand period in July, we averaged 8.2 system block hours per aircraft per day while in September, we averaged only 4.7 system block hours per aircraft per day when leisure demand is seasonally lower. This practice of significantly reduced flying during the off-peak periods leads to consistently high load factors, and further enhances fuel efficiency. During 2022, we consumed roughly 14.0 gallons of fuel per thousand revenue passenger miles compared with an Industry average of 16.0 gallons per thousand revenue passenger miles, or 12.8 percent more efficient on a revenue passenger mile basis. We offer all nonstop flights, directly from 125 cities as of February 1, 2023, providing service in many markets abandoned or under-served by larger carriers. If not for Allegiant, many of the customers we serve would not have access to direct flights by virtue of either geography or price point. Prior to our initiation of service on these routes, many of these passengers either traveled by car, which is significantly less fuel efficient than air travel, or traveled by car to larger airports to fly, where higher cost connecting flights were the only option. As fuel consumption is greatest during take-off, the ability to travel to the destination with a single take-off, as opposed to at least two take-offs on connecting flights, is more fuel efficient.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not used financial derivative products to hedge our exposure to fuel price volatility in over 15 years, nor do we have any plans to do so in the future. Our largely variable cost structure allows us to adjust capacity accordingly based on the fuel environment.

Data Security

We continue to invest heavily in cybersecurity, cyber risk, vendor risk, and privacy initiatives. We employ experienced staff dedicated to cybersecurity and cyber risk analysis, process, and technology. We continue to evaluate and proactively implement new preventive and detective processes and technologies including forward looking threat intelligence and data centric security measures.

One of our current and ongoing data security initiatives is the migration of critical business applications into the cloud infrastructure, which will allow us to take advantage of analytics and automation functionality. These improvements also provide further opportunities to increase business intelligence and flexibility, improve business continuity, and mitigate disaster scenarios. Protecting business data and our customers’ privacy is critical to our continued operations and we intend to continue investing resources in cyber security accordingly.

Employees

As of December 31, 2022, we employed 5,315 full-time equivalent employees. Full-time equivalent employees consisted of approximately 1,100 pilots, 1,750 flight attendants, 500 airport operations personnel, 550 maintenance personnel, 200 reservation agents, 50 flight dispatchers, and 1,150 management and other personnel.

Four groups of our employees – pilots, flight attendants, dispatchers, and maintenance technicians – are represented by labor organizations pursuant to the Railway Labor Act (“RLA”). Those unions have negotiated separate collective bargaining agreements (“CBAs”) with us covering the rates of pay, rules, and working conditions that apply to those employees.

The CBAs covering our dispatchers and maintenance technicians both have five-year terms and do not become amendable until 2024 and 2026, respectively. The CBAs covering our pilots and flight attendants became amendable in 2021 and 2022, respectively, and we are currently engaged in collective bargaining with the respective representatives of those employees for successor agreements.

Under the RLA, if direct negotiations do not result in an agreement, either party may request the National Mediation Board ("NMB") to appoint a federal mediator to assist the parties with their negotiations. If no agreement is reached in these mediated discussions, the NMB must proffer binding arbitration to the parties. If either party rejects binding arbitration, the RLA imposes a “cooling off” period and allows for the President of the United States to create an emergency board to investigate the dispute and issue recommendations for reaching a settlement. Only after this process has been exhausted may either party resort to self-help, such as a work stoppage by the union and its members.

In January 2023, we and the union that represents our pilots jointly requested the appointment of a mediator through the NMB. The NMB has appointed a mediator and the parties are participating in mediated negotiations.

To date, we have not experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

System Implementations

Beginning in 2021, we have made significant investments to replace certain core proprietary systems with more advanced and integrated third party software solutions. We have selected SAP as our accounting system, Trax as our Maintenance, Repair, and Overhaul (MRO) system, Navitaire as our passenger service system, and Navblue as our operations control and crew management systems. We are transitioning to new systems in other areas as well.

SAP's accounting system is expected to simplify our financial operations, enabling real-time data access and improved financial reporting. Trax's MRO system is expected to provide enhanced maintenance, repair, and overhaul operations, streamlining aircraft maintenance schedules and reducing associated costs. Navitaire’ s passenger service system is expected to improve the way the airline manages customer interactions, reservations, and allows for dynamically priced ancillary products. Navitaire is also expected to facilitate the initiation and operation of our joint alliance with VivaAerobus. Navblue’s operations control and crew management system are expected to provide an integrated platform for managing flight schedules and crew assignments, enhancing our operational efficiency.

We expect that we will have spent more than $50.0 million in total to complete all of these system implementations. We currently expect to switch over to SAP, Trax and Navitaire in 2023 with the Navblue cutover projected in 2024.

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

We have long supported Diversity, Equity and Inclusion and operate a Diversity & Inclusivity Council made up of company leadership, and facilitate more than ten company-wide network groups to inspire a more inclusive culture while giving a dedicated focus to our recruiting processes to continue driving diverse hiring.

Our total rewards philosophy is based around building a culture of high performance. We utilize competitive base salaries, discretionary performance-based bonuses, spot rewards, profit sharing, and equity as attraction and retention tools for our team members.

As of December 31, 2022, we had approximately 5,315 team members (including both full-time and part-time employees), of whom approximately 65 percent are in front line positions such as flight crew, mechanics or airport personnel.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members, but also our customers in all things we do.

Our human capital focus has been externally recognized through Allegiant’s placement on Newsweek's America's Greatest Workplaces for Diversity 2023, Forbes top 500 Midsize Employers in 2023. In addition, we received recognition in 2022 from Military Friendly as a "Top 10 Military Spouse Employer" and a "Silver Level Military Friendly Employer". We were also recognized as a "Certified Most Loved Workplace" by Best Practice Institute, a Partner of Newsweek Magazine.

Community Involvement

Allegiant has worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Wingz Kids Snack Pack to the organization. To kick off 2023, we celebrated a special milestone welcoming our 2000th wish kid on board an Allegiant flight. This in-kind flight program provides Make-A-Wish with a valuable service at no cost to the organization or the wish families. Additionally, we donate the use of 7,500 square feet of office space at our headquarters campus to the Southern Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes. Allegiant is considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions.

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

We also partner with the American Red Cross, supporting disaster preparedness, relief and recovery efforts in communities we serve. In this effort, we have provided no-cost supply flights and volunteer transport to support Red Cross hurricane recovery efforts in Florida and Puerto Rico. In the wake of Hurricane Ian in 2022, Allegiant made a $100,000 donation to the organization to help restore critical resources in the community. In addition, we sponsored a month-long nationwide blood drive to further support relief efforts.

During the COVID-19 pandemic and periodically, we provide additional support in our home community of Las Vegas, donating surplus in-flight food and beverage items such as juices, sodas and snacks to a local community food bank for distribution to families in need. We also provide $40,000 worth of flight vouchers on an annual basis to hundreds of local elementary and high school teachers as part of The Smith Center for the Performing Arts’ Heart of Education Awards program.

Aircraft Maintenance

We have a Federal Aviation Administration ("FAA") approved maintenance program, which is administered by our maintenance department headquartered in Las Vegas. Technicians employed by us have appropriate experience and hold required licenses issued by the FAA. We provide them with comprehensive training and maintain our aircraft in accordance with FAA regulations. The maintenance performed on our aircraft can be divided into three general categories: line maintenance, major maintenance, and component and engine overhaul and repair. Line maintenance is generally performed by our personnel in certain cities of our network and by contractors elsewhere. We contract with FAA-approved outside organizations to provide major maintenance and component and engine overhaul and repair. We have chosen not to invest in facilities or equipment to perform our own major maintenance, engine overhaul or component work. Our management supervises all maintenance functions performed by our personnel and contractors employed by us, and by outside organizations. In addition to the maintenance contractors we presently utilize, we believe there are sufficient qualified alternative providers of maintenance services that we can use to satisfy our ongoing maintenance needs.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. We believe this alliance is consistent with the DOT's goal of providing maximum benefits to the public, as the alliance is expected to increase competition, reduce transborder fares and provide increased nonstop service for our consumers traveling between the US and Mexico.

The alliance is anticipated to add new transborder routes and nonstop competition where currently only connecting service is available. More than 250 new potential nonstop route opportunities have been identified as part of the DOT application, though specific routes targeted for service wilI be announced at a later date, following the application's approval.

We and VivaAerobus currently expect to offer flights under the alliance beginning in the first half of 2023, pending governmental approval of the applications.

In addition, we have made an investment of $50.0 million in VivaAerobus, and our Executive Chairman and Chairman of the Board Maurice J. Gallagher, Jr. is expected to join the VivaAerobus board of directors.

Non-Airline Initiatives

Sunseeker Resort
We are developing Sunseeker Resort in Southwest Florida. When completed, the Resort will feature approximately 500 hotel rooms, more than 180 suites, 55,000 square feet of meeting and conference space, 20 restaurants and bars, a rooftop pool and a ground level pool, a fitness center and spa and retail outlets along a harbor walk. We also own a golf course, Aileron (formerly known as Kingsway Golf Course), which is a short drive from the Resort site and is considered to be an additional Resort amenity.

Construction on the Resort began in the first quarter of 2019 and was suspended in March 2020 so that we could conserve liquidity during the pandemic. The golf course closed for renovation just before the pandemic and the renovation was suspended to conserve liquidity during the pandemic. We recommenced construction on the Resort in August 2021 and commenced the golf course renovation in November 2021. Although the Resort suffered damage from Hurricane Ian and construction was delayed as a result, we expect to open the Resort in late 2023. We expect that the renovated golf course will open simultaneously with the Resort.

Other travel and leisure initiatives
Consistent with our travel and leisure company focus, we may pursue other travel and leisure initiatives from time to time in the future.
Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment and directors and officers, workers’ compensation. We also maintain what we believe to be customary insurance on Sunseeker Resort and as required by the terms of our construction loan. We expect the Sunseeker insurance to cover all damage incurred from Hurricane Ian. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.
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

In addition, the DOT has authority to approve alliance or partnership agreements under which two or more air carriers collaborate and to grant immunity from U.S. antitrust laws for the provision of such collaboration. In December 2021, we (i.e., our airline subsidiary) and Aeroenlaces Nacionales, S.A. de C.V. doing business as VivaAerobus (“Viva”), a Mexican airline, submitted to DOT a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. The joint application explains how the proposed Allegiant-Viva alliance is expected to benefit the traveling public (as well as Allegiant, Viva, and their respective employees) by bringing significant new competition and service options, including lower fares, additional capacity on existing routes, and increased overall transborder capacity in the form of nonstop flights on routes now served only via connecting service. Although the DOT process has progressed substantially and is continuing, there is no assurance when or whether DOT will ultimately approve the agreement and grant antitrust immunity.

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

FAA. The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations, and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operation specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all our aircraft, and we hold the necessary FAA authority to fly to all the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview, to modify, suspend or revoke our authority to provide air transportation, to approve or disapprove the addition of aircraft to our operation specifications, and to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can assess civil penalties for such failures and institute proceedings for the collection of monetary fines after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs pre-scheduled inspections as well as frequent spot inspections of our aircraft, employees and records.

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

The FAA periodically conducts extensive or targeted audits of our operations. We have satisfactorily responded to all findings on all Certificate Holder Evaluation Process and other inspections conducted.

Security. Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. The TSA has enforcement powers similar to the DOT’s and FAA’s described above. It also has the authority to issue regulations, including in cases of emergency, the authority to do so without advance notice, including issuance of a grounding order as occurred on September 11, 2001. In addition, the TSA has authority over face mask requirements applicable to individuals across all U.S. public transportation networks, including at airports and onboard commercial aircraft which were applicable during the pandemic.

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

Particularly since FAA reauthorization expires September 30, 2023, during the current year Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. Increasing the overall price charged to passengers could lessen demand for air travel. Additionally, federal funding to airports and/or airport bond financing could be affected through legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases ("GHG") emitted by various aircraft, including all the aircraft we and other air carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028.

These new standards and procedures harmonize with ICAO requirements. At present, the aircraft we operate are not affected by these standards.

We anticipate that in 2023 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial.
According to a September 2021 White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. The FAA has announced a U.S. aviation sector goal of net-zero GHG emissions by 2050, consistent with the broader federal objective of achieving net-zero GHG emissions economy-wide by 2050. We cannot predict whether these or similar initiatives will lead to legislation that will pass the Congress or, if enacted into law, how it ultimately would apply to our operations or the airline industry.

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. None of the airports we serve currently impose such restrictions on the number of flights or hours of operation that have a meaningful impact on our operations. It is possible one or more such airports may impose additional future restrictions with or without advance notice, which may impact our operations.

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

Working conditions of cabin crew members while onboard aircraft are subject to regulation by the Occupational Safety and Health Administration ("OSHA") of the Department of Labor. To the extent we are subject to OSHA requirements, we intend to continue to comply with those requirements.

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

We are also subject to state and local laws, regulations, and ordinances at locations where we operate and to the rules and regulations of various local authorities that operate the airports we serve. Of the more than 120 airports we serve, not more than 20 percent have curfews or gate limitations that meaningfully impact our operations at those airports. Also, some airports we serve have short runways that require us to operate some flights at less than full capacity.

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from, and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. Our proposed U.S.-Mexico alliance with Viva, described above, received approval by Mexico’s Federal Economic Competition Commission (COFECE) in October 2022 for a six-month period, with a six-month extension available. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

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

Civil Reserve Air Fleet. We are a participant in the Civil Reserve Air Fleet (“CRAF”) Program which affords the U.S. Department of Defense the right to charter our aircraft during national emergencies when the need for military airlift exceeds the capability of available military resources. During the Persian Gulf War of 1990-91 and on other occasions, CRAF carriers were required to permit the military to use their aircraft in this manner. As a result of our CRAF participation, we are eligible to bid on and be awarded peacetime airlift contracts with the military on a preferential basis.

Item 1A. Risk Factors

Readers should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has materially and adversely affected, and may continue to materially and adversely affect, our results of operations, financial position and liquidity.

In December 2019, an outbreak of COVID-19 was identified in Wuhan, China. The COVID-19 outbreak spread throughout the world. The COVID-19 pandemic materially and adversely affected passenger demand and bookings for air travel, thereby materially and adversely affecting operating income and cash flows from operations. As a result, we incurred a net loss of $184.1 million in 2020, our first net loss since 2002.

The extent of any future impact of the COVID-19 pandemic on our business and our financial and operational performance will depend on future developments, including the duration, spread, severity and recurrences of the COVID-19 or similar viruses; the possible imposition of testing requirements before domestic travel; the duration and scope of related federal, state and local government restrictions; the availability and effectiveness of vaccines against COVID-19 and any variants of the virus; the extent of the impact of the COVID-19 pandemic on overall demand for air travel; and our access to capital during the affected periods, all of which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has caused public health officials to recommend precautions to mitigate the spread of the virus. Since the onset of the COVID-19 pandemic, federal, state and local authorities have at various times instituted measures such as imposing self-quarantine requirements, requiring testing before entry into certain states; issuing directives forcing businesses to temporarily close, restricting air travel and issuing shelter-in-place and similar orders limiting the movement of individuals. To the extent in effect in the future, such measures may depress demand for air travel, disrupt our operations, and materially adversely affect our business.

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

Particularly during December 2021 and January 2022, widespread positive COVID tests resulted in flight crew absences which caused us to cancel numerous flights. These cancellations resulted in unusually high irregular operations costs as we compensate passengers on company-cancelled flights for inconvenience suffered in addition to the ticket price.

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

As COVID-19 infection rates and protective measures continue to evolve, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change.

Many attractions in the leisure destinations we serve, such as Walt Disney World in Orlando, Florida and Las Vegas hotels, temporarily closed during the pandemic. Any recurrence of these closures will adversely impact travel to these destinations.

Risks Related to Allegiant

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constituted approximately 36.9 percent of our total operating expenses in 2022 and the average cost per gallon increased by 73.5 percent in 2022 over 2021. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constituted approximately 25.0 percent of our total operating costs in 2022, our second largest expense line item. Labor costs are generally rising and it has become more difficult to find suitable candidates in the current economic environment.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 64.6 percent of our employees.

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots. The pilot agreement is now amendable and the parties, after negotiations for several months, have jointly sought mediation through the National Mediation Board. Pilot pay scales have increased significantly in the industry and we expect our next contract with this work group to reflect industry competitive rates which will be significantly higher than our current pilot rates.

An agreement with the Transport Workers Union for the flight attendant group was approved in 2017 and became amendable in 2022. We are also in the process of negotiating a new labor agreement with this group.

We also have agreements with the International Brotherhood of Teamsters for the flight dispatchers which was approved in May 2019 and for maintenance technicians which was approved in October 2021. These agreements will increase our costs over their respective five-year contract terms.

Future union contracts with these, or other, work groups could put additional pressure on our labor costs.

If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or we experience wide-spread employee dissatisfaction, attrition in these work groups, difficulty in hiring sufficient personnel or work slow downs or stoppages could have an adverse effect on our operations and future results.

The inability to attract and retain qualified flight crew and other airline personnel could limit our growth plans and operations and adversely affect our business and results of operations.

We compete against other U.S. airlines for pilots, aircraft maintenance technicians and other labor. Recently, there has been a scarcity of pilots for hire, more pilots in the industry are approaching mandatory retirement age and there is significant competition to hire new pilots. Attrition beyond normal levels or the inability to attract new pilots could negatively impact our growth, operations and results of operations. The scarcity of pilots and opportunities at other carriers could encourage our captains and first officers to leave our airline, exacerbating the challenge to maintain sufficient numbers of pilots to fly our published schedule and to grow our network. The lack of a new collective bargaining agreement with our pilots’ union (now in negotiation) could also contribute to attrition and serve as an impediment to our being able to hire and maintain sufficient numbers of pilots.

Additionally, the airline industry, including our third party vendors, has experienced and may continue to experience challenges in hiring and retaining other labor positions, such as aircraft maintenance technicians, ground handling and customer service agents, and flight attendants. Our and our vendors' inability to attract and retain personnel for these positions could negatively impact our results of operations and growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our results of operations.

Our reputation and financial results could be harmed in the event of an accident or restrictions affecting aircraft in our fleet.

As of February 1, 2023, our operating fleet consists of 122 Airbus A320 series aircraft, of which all but 13 were acquired used. Our aircraft range from 4 to 25 years from their manufacture date at February 1, 2023, with an average age of 14.8 years.

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

A breach in the security of personal information, breach in credit card data, or system disruptions caused by security breaches or cyberattacks – including attacks on those parties we do business with – could harm our ability to conduct our operations and could have a material adverse effect on our financial position or results of operations.

We receive, retain, and transmit certain personal information about our customers. Additionally, our online operations rely on the secure transmission of customer data. We use third party systems, integrated software, and advanced cyber security tools in order to protect the customer data we obtain through the course of our business. Although we use a variety of security techniques to protect customer information, a compromise of our physical or network security systems through a cyberattack would create the risk that customers’ personal information might be obtained by unauthorized persons.

In addition, such security related events could be widely publicized and could adversely affect our reputation with our customers, vendors and stockholders, could harm our competitive position particularly with respect to our ecommerce operations, and could thereby materially adversely affect our operations, revenues, results of operations and financial position. Consequences could include litigation, other legal actions against us, and/or the imposition of penalties, fines, fees or liabilities. We currently are self insured against these risks. Moreover, a security compromise or ransomware event could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to further upgrade the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.

The way organizations handle customer data is subject to increasing legislation and regulation, typically intended to protect the privacy of customer data received, retained, and transmitted. We could be adversely affected if we fail to comply with existing rules or practices, or if legislation or regulations are expanded to require changes in our business practices. These privacy developments are difficult to anticipate and could adversely affect our business, financial condition, and results of operations.

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

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, malware, ransom ware, security breaches or cyber-security attacks. Although we have implemented security measures and have information systems disaster recovery plans in place, we cannot assure investors that these measures are adequate to prevent disruptions or that the insurance would cover all losses. Substantial or repeated website, reservations system, or telecommunication system failures could decrease the attractiveness of our services. Any disruption to these systems could result in the loss of important data and revenue, increase in expenses, and harm to our business.

Unfavorable economic conditions may adversely affect travel from our markets to our leisure destinations.

The airline industry is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced discretionary spending for leisure travel. Unfavorable economic conditions could impact demand for airline travel in our under-served cities to our leisure destinations. During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor, or other operating costs, which could adversely affect our results of operations and financial condition.

The successful development of our first Sunseeker Resort is dependent on commercial and economic factors, some of which are beyond our control.

We are developing a hotel resort in Southwest Florida. After suspension of construction during the pandemic, construction recommenced in August 2021. The successful development of the project will be subject to various risks inherent in construction projects (such as supply chain issues, cost overruns and construction delays) as well as risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition and the ability to profitably operate the hotel and related offerings once open.

Near the end of September 2022, Hurricane Ian (the "Hurricane") struck Southwest Florida and caused significant damage to our Sunseeker Resort. Although we believe the damage will be fully covered by our insurance, the actual amount of damage has yet to be finally calculated and we have yet to recover the full amount of our claims from our insurers. The damage caused by the

Hurricane will delay the completion of the Resort, but the actual completion date will depend on the availability of workers and materials and other factors which are beyond our control.

The success of our alliance with VivaAerobus will depend on our ability to obtain necessary government approvals and other factors.

We will be able to implement the joint alliance with VivaAerobus as planned only if the DOT grants us antitrust immunity and we receive similar approval from Mexican authorities. Although we believe we should qualify for these approvals, there can be no assurance we will be able to obtain them on a timely basis, or at all.

In addition, performance under the joint alliance is contingent upon Mexico reattaining Category 1 status under the FAA’s International Aviation Safety Assessment program, a matter within the control of the FAA and the Government of Mexico. A delay in Mexico achieving Category 1 status would likely delay our plans to enter the U.S.-Mexico market for a period of time.

Many of the U.S. airports from which we hope to offer this service do not currently qualify to offer international service. The initiation of this service from these airports will depend on the airport satisfying the requirements for international service, for which we can provide no assurance.

Prior to offering international service on our website, we will need to implement the necessary systems to accommodate international travel and to meet the various requirements imposed by the U.S. and Mexico. There is no assurance that these requirements will be met in time for the expected launch of these services.

For Mexican routes to be operated by VivaAerobus, we will be relying on them to provide our customers with the quality flight experience our customers expect when traveling on our airline. Otherwise, the success of the joint alliance and our reputation may suffer.

Increases in taxes could impact demand for our services.

In 2023, Congress may consider legislation that could increase the amount of Federal Excise Tax (“FET”) and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services, and taxes and fees often represent a higher proportion of our overall price than for other airlines.

FAA limitations could impact our ability to grow in the future.

As with all scheduled airlines, the FAA must approve each aircraft we utilize and each airport we serve. Although there are no generic restrictions on growth in place at the current time, future limitations from the FAA could potentially hinder our growth.

Our indebtedness, debt service obligations and other commitments could adversely affect our business, financial condition and results of operations as well as limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt and operating our business.

Our debt and finance lease obligations as of December 31, 2022 totaled $2.10 billion net of related costs. In addition, in December 2021, we entered into a purchase agreement with The Boeing Company to purchase 50 Boeing 737 MAX aircraft to deliver in 2023 to 2025. This indebtedness, the Boeing purchase agreement and other commitments with debt service and fixed charge obligations could:

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
–expose us to interest rate and pricing increases on indebtedness and financing arrangements as general interest rates rise;
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

Covenants in our senior secured notes, revolving credit facility and construction loan could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2022, the principal balances of our Senior Secured Notes due 2024 and Senior Secured Notes due 2027 (collectively the "Senior Secured Notes") totaled $700.0 million and the principal balance of our Sunseeker construction loan was $350.0 million. These loan agreements as well as our revolving credit facility contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the loan agreements contain financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Senior Secured Notes and revolving credit facility with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. The Sunseeker Resort is pledged to secure the $350.0 million construction loan agreement to finance the completion of the construction of the Resort. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

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

We typically finance our aircraft through debt financing after purchase. Although we have entered into an agreement for a financing commitment of up to $200.0 million of required pre-delivery deposits for our Boeing order, we have secured revolving lines of credit for up to $275.0 million to offset the risk that financing may not be available on acceptable terms when needed and while we believe debt financing will be available for the aircraft we will acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

Our maintenance costs may increase as our fleet ages.

The average age of our aircraft as of February 1, 2023, is 14.8 years, which is older than the fleets of many other carriers. In general, the cost to maintain aircraft increases as they age, and exceeds the cost to maintain newer aircraft. FAA regulations, including aging aircraft airworthiness directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type, depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with aircraft, facilities and services that are integral to our business.

We rely on Boeing and the owners of used aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements in a timely manner. Delivery schedules for newly built aircraft frequently slip which could delay deliveries to us. Our planned initiation of service with these aircraft in the future could be adversely affected if Boeing or other third parties fail to perform as contractually obligated.

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

Management changes could impact our success in the future.

Within the last year, we have a new chief executive officer, president, chief financial officer and chief operating officer. Although each of the new senior officers has served as officers in other senior capacities with us for several years or longer with cumulatively more than 50 years of service with us, there can be no assurance we will continue to be as successful as under prior leadership.

Our business depends upon the efforts of our chief executive officer, John Redmond, president, Gregory Anderson, and a small number of executive management and operating personnel. We do not currently maintain key-man life insurance on Mr. Redmond, Mr. Anderson or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our reputation and brand could be harmed if various stakeholders are not satisfied with our ESG disclosures, goals and progress.

We operate in a public-facing industry dependent on fossil fuels to a large extent. ESG (environmental, social and governance) has become a more prominent focus for public companies and the SEC has proposed rules which will mandate certain ESG disclosures. Although we are working with a recognized consultant in this area and we intend to comply with any SEC requirements, our brand and reputation may suffer if our stakeholders are not satisfied with our ESG disclosures, the goals we set in that area or our progress toward meeting those goals once established.

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

The airline industry is highly competitive. The under-served cities we serve on a scheduled basis have traditionally attracted considerably less attention from our potential competitors than larger markets, and in most of our small city markets, we are the only provider of nonstop service to our leisure destinations. If other airlines or new airline start-ups begin to provide nonstop services to and from these or similar markets, or otherwise target these or similar markets, the increase in the amount of direct or indirect competition could cause us to reconsider service to affected markets, could impact our margins or could impact our future planned service.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, safety management systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, aircraft weight and payload limits, assumed average passenger weight, employee drug and alcohol testing, pilot and flight attendant duty time limitations, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

Over the past 14 years the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional expanded regulations have recently been proposed by DOT and may take effect in 2023 or thereafter, as may new consumer protection legislation proposed in Congress. We are not able to predict the impact of new consumer protection rules on our business, though we monitor the progress of potential laws and rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our actions or practices are found to be compliant, we could incur substantial costs defending our actions or practices.

Federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve. Additionally, from time to time legislative proposals have been made to re-regulate the airline industry in varying degrees - for example, to specify minimum seat-size and legroom requirements - which if adopted could affect our costs materially. Such legislation may be proposed and could be adopted in 2023, particularly in the course of an FAA reauthorization act as the existing FAA authorization expires September 30, 2023.

We (i.e., our airline subsidiary) and VivaAerobus, a Mexican airline, submitted to DOT in late 2021 a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. Although the DOT process has progressed substantially and is continuing, there is no assurance as to when or whether DOT will ultimately approve the agreement and grant antitrust immunity. While Mexican regulatory approval was issued in late 2022, both parties have stated they do not intend to proceed under the agreement in the absence of antitrust immunity issued by DOT. In addition, full performance under the agreement is contingent upon Mexico reattaining Category 1 status under the FAA’s International Aviation Safety Assessment (“IASA”) program. While progress has reportedly been made, the IASA matter remains within the control of the FAA and the Government of Mexico. An adverse outcome in one or more of these respects would likely thwart our plans to enter the U.S.-Mexico market for a number of years, despite the significant effort and expense we have incurred and continue to incur on the project.

We anticipate that in 2023 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. In the past, legislation to address climate change issues as they relate to the transportation industry has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. Similarly, as recently as February 2021, legislation was introduced in the U.S. Congress to incentivize the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing emissions. According to a September 2021 White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. The FAA has announced a U.S. aviation sector goal of net-zero greenhouse gas (“GHG”) emissions by 2050, consistent with the broader federal objective of achieving net-zero GHG emissions economy-wide by 2050. We cannot predict whether legislation to implement these goals will pass the Congress or, if enacted into law, how it ultimately would apply to our operations or the airline industry.

In addition, the EPA concluded in 2016 that current and projected concentrations of GHG emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. These new standards and procedures harmonize with ICAO requirements. At present, the aircraft we operate are not affected by these standards, although as noted, we anticipate an ever-increasing legislative and regulatory focus on aviation’s impacts on the environment. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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
Various states and localities across the country are attempting to impose requirements, such as wage and hour requirements, meal and rest break and sick leave laws, on flight attendants and pilots (“flight crew”) who spend the vast majority of their working hours in the air and in various states and jurisdictions on a daily basis. These requirements would create significant operational challenges for air carriers by creating a patchwork of state and local laws which undermine the federal deregulation of the airline industry and, in theory, could require airlines to simultaneously comply with rules which conflict with those of other jurisdictions, federal regulations, and the provisions of labor agreements. Courts continue to remain divided on whether federal deregulation preempts these state laws and Congress has not addressed the issue. The impact on flight crew staffing, pay and scheduling technology may potentially increase our costs of doing business and could make certain routes cost prohibitive. Flight crews have filed class action lawsuits against air carriers in a number of states with varied results and, in many cases, the results have been appealed. We have been sued in California by a flight attendant seeking class action certification on claims involving these issues. Although we have reached a preliminary settlement in that case, such suits are costly to defend and could result in sizeable liability exposure for any air carrier.
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

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix, Tampa/St. Petersburg, Punta Gorda, Destin or Sarasota as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, or our other leisure destinations, such as adverse changes in local economic conditions, negative public perception of the particular city, significant price increases, or the impact of future terrorist attacks or natural disasters.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

–the impact of pandemics and other communicable diseases on air travel and any related government restrictions impacting air travel
–fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability
–announcements concerning our competitors, new market entrants, the airline industry, or the economy in general
–strategic actions by us or our competitors, such as acquisitions or restructurings
–media reports and publications about the safety of our aircraft or the aircraft types we operate
–new regulatory pronouncements and changes in regulatory guidelines
–announcements concerning our business strategy
–our ability to grow service in the future as rapidly as the market anticipates as we continue to add more cities to our network
–general and industry-specific economic conditions
–changes in financial estimates or recommendations by securities analysts
–substantial sales of our common stock or other actions by investors with significant shareholdings
–additional issuances of our common stock
–labor costs or work actions
–general market conditions

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Although we have insurance to cover these claims up to policy limits, these lawsuits or similar litigation could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Nevada law.

We are subject to a Nevada statute (NRS 78.411 to 78.444) that prohibits us from engaging in any “combinations” with any “interested stockholder,” as such terms are defined in that statute, meaning generally that a stockholder who is the beneficial owner of 10 percent or more of our stock cannot acquire, or engage in certain significant transactions with us for a period of up to four years after the date that person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors and by at least 60 percent of disinterested stockholders.

In addition, another Nevada statute (NRS 78.378 to 78.3793) may eliminate voting rights of “control shares” in a Nevada corporation with at least 200 stockholders of record (of which at least 100 have addresses in Nevada) to the extent they are acquired by a holder in connection with an acquisition of shares that causes such holder to exceed certain thresholds (one-fifth, one-third and a majority or more) of the voting power of such corporation. In such event, the holder only obtains voting rights in such control shares as are conferred by a resolution of the stockholders of the corporation at a special or annual meeting. These Nevada statutes may discourage certain persons potentially interested in acquiring control of us, or may inhibit certain types of acquisition offers. We have not opted out of either of these statutes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2022:

Aircraft Type	Number of In-Service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	35	156	16-19	17.4
Airbus A320	86	177/180/186	4-25	14.1
Total aircraft	121

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

The following details the airport locations we utilize as operational bases as of February 1, 2023:

Airport	Location
Asheville Regional Airport	Fletcher, North Carolina
Appleton International Airport	Appleton, Wisconsin
Austin-Bergstrom International Airport	Austin, Texas
Bellingham International Airport	Bellingham, Washington
Bishop International Airport	Flint, Michigan
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Des Moines International Airport	Des Moines, Iowa
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
Harry Reid International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Provo Municipal Airport	Provo, Utah
Punta Gorda Airport	Punta Gorda, Florida
Sarasota Bradenton International Airport	Sarasota, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

We believe we have sufficient access to gate space for current and presently contemplated future operations at all airports we serve.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, and other operations' support. We lease additional space in cargo areas at Harry Reid International Airport (Las Vegas), Nashville International Airport, Orlando Sanford International Airport, Phoenix-Mesa Gateway Airport, Punta Gorda Airport, Sarasota Manatee Airport, Savannah/Hilton Head International Airport, Cincinnati/Northern Kentucky International Airport, and St. Petersburg-Clearwater International Airport for our primary line maintenance operations. We also lease or own warehouse space in Las Vegas, Orlando Sanford, St. Petersburg-Clearwater, Punta Gorda, and Phoenix-Mesa for aircraft spare parts and supplies.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2024 and 2048.

Sunseeker Resort

We own approximately 28 acres on the harbor in Port Charlotte, Florida for the construction of Sunseeker Resort - Charlotte Harbor and related purposes. In November 2021 we acquired an office building in Lake Suzy, Florida for Sunseeker administration. Additionally, we own a golf course (Aileron Golf Course) consisting of 156 acres in Lake Suzy, Florida.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 3, 2023, the last sale price of our common stock was $100.67 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2022
1st Quarter	$195.66	$132.03
2nd Quarter	176.56	109.82
3rd Quarter	122.36	72.97
4th Quarter	84.89	62.94
2021
1st Quarter	$271.29	$172.91
2nd Quarter	255.76	187.09
3rd Quarter	215.48	171.53
4th Quarter	206.40	163.60

As of February 1, 2023, there were approximately 200 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(2)
Equity compensation plans approved by security holders(1)	42,000	$265.00	1,295,300

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as being issuable under equity compensation plans exclude unvested restricted stock awards of 429,868 as all restricted stock awards are deemed to have been issued. This number includes shares granted under our 2016 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan.
(3)Our 2022 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 647,650 shares of restricted stock are remaining for future issuance under the 2022 Long-Term Incentive Plan.

Dividend Policy

We paid a quarterly dividend from 2015 through first quarter 2020 when we suspended all cash dividends upon the onset of the pandemic. In addition, in connection with the Payroll Support Program Agreements we entered into with the Treasury, repurchases of common stock and the payment of cash dividends were prohibited through September 30, 2022. We have yet to recommence any cash dividends.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
October	1,397	$72.99	None
November	308,449	78.41	308,449
December	69,106	81.29	69,080
Total	378,952	$78.92	377,529	$24,825

(1)Includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.
(2)Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by our board under a share repurchase program. In January 2023, our board increased the stock repurchase authority to $100.0 million.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the AMEX Airline Index since December 31, 2017. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2017 and that all dividends are reinvested. Stock price performance for the historical periods presented is not necessarily indicative of future results.

260
240
220
200
180
160
140
120
100
80
60
40
20
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
ALGT
NASDAQ Composite Index
AMEX Airline Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
ALGT	$100.00	$66.57	$116.08	$126.36	$124.94	$48.01
Nasdaq Composite Index	100.00	96.12	129.97	186.69	226.63	151.61
AMEX Airline Index	100.00	77.65	94.17	71.15	69.91	45.24

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2022 and 2021. As comparisons of our 2022 results to 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results (the last year unaffected by the pandemic) where helpful to understand trends in our performance. Unless otherwise expressly stated, for discussion and analysis of 2021 and a comparison of our 2021 results to 2020 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2022 and 2021. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2022 Highlights

–Our highest ever annual total operating revenue of $2.3 billion, up 25.0 percent as compared to 2019, on a total system capacity increase of 13.9 percent
–Full-year TRASM was 12.50 cents, up 10.8 percent as compared to 2019 on scheduled service capacity increases of 15.2 percent
–Our highest ever annual average ancillary air related revenue per passenger of $67.74
–We made great progress to strengthen our system and operations by:
–Adding more than 850 full-time equivalent employees
–Adding 13 Airbus A320 Series aircraft to our operating fleet
–Adding three new bases in Flint, Michigan, Appleton, Wisconsin and Provo, Utah, increasing the number of our bases to 24
–Investing in the systems implementations discussed in the Business section.
–Planning to induct our new Boeing aircraft
–Acquired over 150 thousand new Allegiant co-branded credit card holders during the year, with over 410 thousand active cardholders at year end
–Added over 2 million Allegiant Allways Rewards® members during 2022, with more than 15 million total members at year end
–Allegiant co-branded credit card and Allegiant Allways Rewards® were voted as the No. 1 Best Airline Credit Card and Best Frequent Flyer Program in USA Today's 10 Best 2022 Loyalty/Rewards Readers' Choice Awards. Allegiant's co-branded credit card was named the best airline co-branded credit card for the fourth consecutive year
–Named to Newsweek's Top 100 Most Loved Workplaces® list for the second consecutive year
–Donated $100,000 to the American Red Cross for critical disaster relief to communities in the aftermath of Hurricane Ian
–Published the company's inaugural sustainability report

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft in our fleet as of December 31, 2022 are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2022	2021	2020
A320(1)(2)	86	73	61
A319(3)	35	35	34
Total	121	108	95

(1)Does not include five aircraft of which we have taken delivery as of December 31, 2022 and were not in service as of that date. Of the five aircraft, one aircraft was acquired under forward purchase and four were acquired under finance leases.
(2)Includes twenty aircraft under finance lease and thirteen aircraft under operating lease as of December 31, 2022.
(3)Includes four aircraft under operating lease as of December 31, 2022.

As of December 31, 2022, we are party to forward purchase agreements for 54 aircraft with seven deliveries expected in 2023, 24 in 2024 and the remainder thereafter. Three of the aircraft scheduled for delivery in 2023 are the initial aircraft under our Boeing contract, which are scheduled to be delivered in fourth quarter 2023. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet. We continuously consider aircraft acquisitions on an opportunistic basis.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

As of February 1, 2023, and including recent service announcements, we were selling seats on 573 routes serving 125 cities in 42 states. This includes our recent announcements through February 1, 2023.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2022	2021	2020	2019
Leisure destinations	32	33	28	27
Origination cities	93	99	96	97
Total cities	125	132	124	124

Total routes	572	595	497	466

TRENDS

COVID-19

The COVID-19 pandemic significantly impacted our operating results in 2021 and into 2022. In particular, we suffered numerous cancellations due to the effect of the Omicron variant on flight crews in late 2021 and early 2022. COVID-19 may continue to impact our operations into the future. Although demand has recovered during 2022, we believe that demand in the foreseeable future could fluctuate in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.

Strong Demand Momentum

As concerns over COVID-19 have declined, we have seen significant increases in load factors and average total fare per passenger beginning in March 2022 and continuing into 2023. Total revenue per available seat mile ("TRASM") in the fourth quarter of 2022 was 14.03 cents, the highest quarterly TRASM in Company history, up 21.3 percent compared to fourth quarter 2019 despite a scheduled service capacity increase of 11.9 percent. Full year TRASM was 12.50 cents, up 10.8 percent as compared to 2019 despite a scheduled service capacity increase of 15.2 percent.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021 and the increases were exacerbated by the geopolitical impact of the war in Ukraine and increases in refinery costs added to our fuel cost. As a result, the average fuel cost per gallon increased by 73.5 percent in 2022 over 2021 and 71.1 percent over 2019. We expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737MAX aircraft. We believe this new aircraft purchase is complimentary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Staffing challenges continue to impact our operations and costs and we have pulled back some of our planned growth for 2023 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic. Our irregular operations costs are also impacted by our unique approach to compensate passengers for their inconvenience in addition to the ticket price, not generally done in the airline industry.

We are investing incrementally in our employee hiring and retention and our operations in an attempt to improve performance and this may put pressure on unit costs in the near term. However, if these problems persist, we may suffer reputational damage and incur higher costs for irregular operations.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have jointly requested the involvement of the National Mediation Board ("NMB") to assist with the negotiations. The mediation process with the NMB has begun. We are also in the process of negotiating a new contract with the union representing our flight attendants. The terms of any new collective bargaining agreement will increase our costs over the term of the contract. Until new agreements are in place, attrition and difficulty hiring sufficient personnel in the affected work groups could have an adverse effect on our operations and growth.

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

Engagement of Schneider Electric as ESG Consultant

We have entered into a three-year partnership with Schneider Electric to help us develop an Environmental, Social and Governance (ESG) program including:

–Identifying and prioritizing relevant ESG topics through a materiality assessment. These topics were addressed in our inaugural ESG report.
–Establishing ESG goals and environmental goal achievement plans.
–Developing an inaugural ESG report referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks, which was issued in December 2022.
–Providing ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions, the initial report having been included in our inaugural ESG report.
–Supporting the communications efforts around our ESG program.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. VivaAerobus has received approval for the alliance from the Mexican Federal Economic Competition Commission.

We and VivaAerobus currently expect to offer new routes under the alliance beginning in the first half of in 2023, pending U.S. governmental approval of the applications and the return of Mexico to Category 1 under the FAA's IASA program.

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

The Resort was previously selling rooms for as early as May 2023. With delays caused by damage from the Hurricane, the Resort has now pushed back the selling date to October 2023. We have yet to announce an opening date, but we expect to make that announcement in second quarter 2023.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees.

Salaries and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. The CARES Act employee retention tax credit was recorded as an offset to salaries and benefits expense in both 2021 and 2022.

Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses, irregular operations, and other related services.

Depreciation and amortization expense includes the depreciation of all owned fixed assets and assets recorded in connection with a finance lease, including aircraft and engines. Also included is the amortization of major maintenance expenses on our Airbus A320 series aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

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

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, non-salary expenses for non-airline initiatives (including, Sunseeker Resort, and the now discontinued Allegiant Nonstop family entertainment centers and Teesnap), the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies excluding employee welfare insurance. Additionally, this expense includes loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Payroll Support Programs grant recognition includes the portion of government payroll support that represents a direct grant and was recognized as a credit to operating expense on the statements of income for 2021 and 2020.

Special charges include charges taken in 2021 for accelerated retirements of two airframes and three engines and an impairment loss on a building associated with the Allegiant Nonstop family entertainment line of business. The special charges in 2022 relate to the estimated loss incurred from the impact of Hurricane Ian and subsequent insured losses. The amount of the loss will be offset by amounts to be recovered under our insurance policies, including $18.1 million of insurance recoveries recognized in fourth quarter 2022.

RESULTS OF OPERATIONS

2022 compared to 2021

As comparisons of our 2022 results to periods during 2021 reflect disproportionate changes due to the continued impact of the pandemic on air travel during 2021, we have also provided analysis of certain revenue and expense line items to 2019 results where helpful to understand trends in our performance.

Operating Revenue

Passenger revenue. Passenger revenue increased 35.4 percent in 2022 compared with 2021 as scheduled service passengers were up 23.1 percent due to stronger passenger demand in general and when compared to lower passenger demand related to COVID-19 in 2021. In addition, stronger passenger demand resulted in a 14.3 percent increase in scheduled service average base fare.

As compared to 2019, passenger revenue increased by 27.0 percent, as scheduled service passengers increased by 12.2 percent on a 15.2 percent increase in capacity. These factors, coupled with a 3.6 percent increase in average stage length, resulted in a 1.1 percentage point increase in load factor. Average total fare per scheduled service passenger increased by 13.8 percent over 2019 primarily driven by an 18.7 percent increase in ancillary air related revenue per passenger and a 28.6 percent increase in ancillary third party revenue per passenger.
The increase in ancillary air related revenue per passenger over the same period in 2019 was primarily driven by increased revenue from the sale of bundled products as bundled products were not offered in 2019.
Third party products revenue. Third party products revenue for 2022 increased 16.7 percent over 2021 and 44.2 percent when compared to 2019. The increase from 2021 was primarily the result of greater travel demand for rental cars and hotels and increased Allways® Rewards Program revenues. Increased rental car and hotel rates combined with a 6.4 percent increase in rental car days sold and an 8.3 percent increase in room nights sold contributed to the substantial increase over 2021.

The increase from 2019 is attributable to increased rental car and hotel room rates (which more than offset the impact of fewer rental car days and hotel room nights) and substantial growth in our Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for 2022 increased 48.0 percent compared with 2021 as a result of a 10.8 percent increase in fixed fee departures largely due to lower charter activity during the continuance of the pandemic in 2021. In addition, fuel per gallon pass throughs (which are accounted for as fixed fee contract revenue) increased 73.5 percent as compared to the same period in 2021.

Fixed fee contract revenue for 2022 as compared to 2019 decreased by 6.3 percent as a result of a 17.6 percent decrease in fixed fee revenue departures as we devoted more or our resources to scheduled service. This was partially offset by an increase in fuel pass throughs treated as revenue.

Operating Expenses

The following table presents operating unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding Sunseeker operating costs allows management and investors to better compare our airline unit costs with those of other airlines.

	Year Ended December 31,						Percent Change
Unitized costs (in cents)	2022		2021		2019		YoY	Yo3Y
Aircraft fuel	4.42	¢	2.52	¢	2.65	¢	75.4%	66.8%
Salaries and benefits	3.00		2.77		2.78		8.3	7.9
Station operations	1.39		1.39		1.06		—	31.1
Maintenance and repairs	0.64		0.61		0.57		4.9	12.3
Depreciation and amortization	1.07		1.04		0.96		2.9	11.5
Sales and marketing	0.55		0.42		0.49		31.0	12.2
Aircraft lease rentals	0.13		0.12		—		8.3	NM
Other	0.61		0.47		0.62		29.8	(1.6)
Payroll Support Programs grant recognition	—		(1.16)		—		NM	NM
Special charges	0.19		0.08		—		NM	NM
CASM	12.00	¢	8.26	¢	9.13	¢	45.3	31.4
Operating CASM, excluding fuel	7.58	¢	5.74	¢	6.48	¢	32.1	17.0
Sunseeker Resort CASM	0.25		0.05		0.05		NM	NM
Airline operating CASM, excluding fuel and Sunseeker Resort activity	7.33	¢	5.69	¢	6.43	¢	28.8	14.0
NM - Not meaningful

Our CASM performance was significantly impacted by lower utilization of our aircraft in 2022 as block hours per aircraft declined by 4.3 percent compared to 2021 and by 16.3 percent compared to 2019.

Aircraft fuel expense. Aircraft fuel expense increased $374.6 million, or 85.1 percent, in 2022 compared to 2021. This was primarily driven by a 73.5 percent increase in average fuel cost per gallon and increased refinery costs added to our cost of fuel (crack spread).

When compared to the same period in 2019, aircraft fuel expense increased by 90.5 percent as average fuel cost per gallon increased 71.1 percent, crack spreads increased and fuel gallons consumed increased 11.3 percent on a 13.9 percent increase in capacity.

Salaries and benefits expense. Salaries and benefits expense increased $67.8 million, or 14.0 percent, in 2022 compared to 2021. On a per ASM basis, salaries and benefits expense increased by 8.3 percent. The increase is largely due to a 19.2 percent year-over-year increase in the number of full-time equivalent employees, offset by the employee retention tax credit recognized in 2022.

Salaries and benefits expense increased by $102.0 million or 22.6 percent as compared to 2019. The increase is driven by a 21.8 percent increase in the number of full time equivalent employees, offset by the employee retention tax credit recognized in 2022. On a per ASM basis, salaries and benefits expense increased 7.9 percent. The cost increases primarily relate to increases in crew pay and increased salaries and benefits costs associated with irregular operations.

Station operations expense. Station operations expense during 2022 increased $11.8 million or 4.9 percent over 2021 due to a 0.9 percent increase in departures, increased costs associated with irregular operations, and increased airport and landing fees.

As compared to 2019, station operations expense increased by $83.7 million or 48.9 percent due to a 6.8 percent increase in departures, increased costs associated with irregular operations and airport fees.

Irregular operations costs in 2022 were significantly attributable to employee absences due to the Omicron COVID variant in January and February. These absences resulted in numerous flight cancellations. In addition, there were higher than usual cancellations during the year as a result of staffing challenges and other factors. The amount of irregular operations costs is significantly impacted by our decision to compensate impacted passengers for their inconvenience in addition to the ticket price.

Depreciation and amortization expense. Depreciation and amortization expense during 2022 increased $16.5 million or 9.1 percent including a $1.7 million increase in amortization of deferred heavy maintenance as compared to 2021 as there was an increase of 8.2 percent in the average number of aircraft owned and in service.

When compared to 2019, depreciation and amortization expense increased 26.7 percent including a 66.1 percent increase in amortization of deferred heavy maintenance as the average number of aircraft owned and in service during the period increased 19.7 percent.

Maintenance and repairs expense. Maintenance and repairs expense during 2022 increased by $11.9 million or 11.2 percent compared to 2021. This was primarily due to a 10.9 percent increase in the average number of aircraft in service.

As compared to 2019, maintenance and repairs expense increased by $26.1 million or 28.5 percent as the number of aircraft in service increased by 33.4 percent, offset by the effect of a 16.3 percent decrease in utilization compared to 2019.

Sales and marketing expense. Sales and marketing expense during 2022 increased 38.4 percent compared to 2021, due to an increase in net credit card fees in 2022 as a result of a 35.4 percent increase in passenger revenue year-over-year.

As compared to 2019, sales and marketing expense increased by 27.6 percent due to an increase in net credit card fees in 2022 as a result of a 27.0 percent increase in passenger revenue compared to 2019.

Other operating expense. Other expense increased by $29.6 million or 35.3 percent year-over-year, due to increased service, incremental increases in our employee training activity and offset by decreased activity in our non-airline subsidiaries due to the sale of Teesnap in the second quarter of 2021.

Payroll Support Programs grant recognition. During 2021, we received $203.9 million in funds through the payroll support programs and recognized $202.2 million as an offset to operating expense on our income statement for year ended December 31, 2021. The funds were fully utilized in 2021. There were no such funds received in 2022.

Special charges. Special charges of $34.6 million were recorded within operating expenses during 2022 compared to $14.0 million in 2021. The special charges in 2022 include estimated loss from property damage to Sunseeker Resort related to Hurricane Ian and two subsequent insurance events that occurred during the fourth quarter, offset by insurance recoveries recorded to date. The amount of the losses will continue to be offset in future periods by amounts to be recovered under the company's insurance policies.

The special charges in 2021 relate to expenses that were unique and specific to COVID-19 including accelerated retirements of two airframes and three engines, acceleration of certain existing stock awards and an impairment loss on a building associated with the Allegiant Nonstop family entertainment line of business.

Income tax expense. We recorded a $2.5 million tax expense compared to a $44.8 million tax expense during 2022 and 2021 respectively. The effective tax rate for 2022 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes. The effective tax rate for 2021 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments.

2021 compared to 2020

The comparison of our 2021 results to 2020 results is included in our Annual Report on Form 10-K for the year ended December 31, 2021, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,								Percent Change (5)
Operating statistics (unaudited):	2022		2021		2020		2019		YoY	Yo2Y	Yo3Y
Total system statistics:
Passengers	16,796,544		13,637,405		8,623,984		15,012,149		23.2%	94.8%	11.9%
Available seat miles (ASMs) (thousands)	18,419,045		17,490,571		13,125,533		16,174,240		5.3	40.3	13.9
Operating expense per ASM (CASM) (cents)(1)	12.00	¢	8.26	¢	9.68	¢	9.13	¢	45.3	24.0	31.4
Fuel expense per ASM (cents)	4.42	¢	2.52	¢	1.69	¢	2.65	¢	75.4	161.5	66.8
Operating CASM, excluding fuel (cents)(1)	7.58	¢	5.74	¢	7.99	¢	6.48	¢	32.1	(5.1)	17.0
Sunseeker Resort CASM (cents)(2)	0.25	¢	0.05	¢	1.12	¢	0.05	¢	400.0	(77.7)	400.0
Airline operating CASM, excluding fuel and Sunseeker Resort activity (cents)	7.33	¢	5.69	¢	6.87	¢	6.43	¢	28.8	6.7	14.0
Departures	118,069		117,047		87,955		110,542		0.9	34.2	6.8
Block hours	278,792		264,628		196,849		248,513		5.4	41.6	12.2
Average stage length (miles)	884		856		862		855		3.3	2.6	3.4
Average number of operating aircraft during period	114.2		103.0		97.4		85.6		10.9	17.2	33.4
Average block hours per aircraft per day	6.7		7.0		5.9		8.0		(4.3)	13.6	(16.3)
Full-time equivalent employees at end of period	5,315		4,458		3,863		4,363		19.2	37.6	21.8
Fuel gallons consumed (thousands)	218,606		204,689		149,479		196,442		6.8	46.2	11.3
ASMs per gallon of fuel	84.3		85.4		87.8		82.3		(1.3)	(4.0)	2.4
Average fuel cost per gallon	$3.73		$2.15		$1.48		$2.18		73.5	152.0	71.1

Scheduled service statistics:
Passengers	16,630,138		13,509,544		8,553,623		14,823,267		23.1	94.4	12.2
Revenue passenger miles (RPMs) (thousands)	15,224,346		11,963,715		7,626,470		13,038,003		27.3	99.6	16.8
Available seat miles (ASMs) (thousands)	17,909,190		17,027,902		12,814,080		15,545,818		5.2	39.8	15.2
Load factor	85.0%		70.3%		59.5%		83.9%		14.7	25.5	1.1
Departures	114,066		113,121		85,276		105,690		0.8	33.8	7.9
Block hours	270,516		256,991		191,732		238,361		5.3	41.1	13.5
Average seats per departure	175.7		174.2		172.8		171.1		0.9	1.7	2.7
Yield (cents)(3)	7.31	¢	6.61	¢	5.88	¢	7.00	¢	10.6	24.3	4.4
Total passenger revenue per ASM (TRASM) (cents)(2)	12.50	¢	9.78	¢	7.40	¢	11.28	¢	27.8	68.9	10.8
Average fare - scheduled service(4)	$66.88		$58.50		$52.45		$61.58		14.3	27.5	8.6
Average fare - air-related charges(4)	$61.67		$58.33		$53.02		$51.96		5.7	16.3	18.7
Average fare - third party products	$6.07		$6.40		$5.43		$4.72		(5.2)	11.8	28.6
Average fare - total	$134.62		$123.24		$110.91		$118.26		9.2	21.4	13.8
Average stage length (miles)	890		862		867		859		3.2	2.7	3.6
Fuel gallons consumed (thousands)	212,466		198,891		145,528		188,596		6.8	46.0	12.7
Average fuel cost per gallon	$3.72		$2.13		$1.48		$2.18		74.6	151.4	70.6
Rental car days sold	1,447,708		1,361,123		1,132,173		1,921,930		6.4	27.9	(24.7)
Hotel room nights sold	282,854		261,158		199,059		415,593		8.3	42.1	(31.9)
Percent of sales through website during period	96.0%		94.7%		93.1%		93.3%		1.3	2.9	2.7
(1)Includes effect of special items in 2020, 2021 and 2022.
(2)Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting costs and revenues on a per ASM basis.
(3)Defined as scheduled service revenue divided by revenue passenger miles.
(4)Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.
(5)Except load factor and percent of sales through website, which is percentage point change.

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

“Operating CASM, excluding fuel” represents operating expenses, less aircraft fuel expense, divided by total system available seat miles. This statistic provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total passenger revenue per ASM” or “TRASM” represents total passenger revenue divided by scheduled service available seat miles.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $1.02 billion at December 31, 2022, from $1.19 billion at December 31, 2021. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of February 1, 2023, we have $275.0 million of undrawn capacity under revolving credit facilities plus another $169.7 million of undrawn capacity under our PDP financing facility.

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

We suspended share repurchases and our quarterly cash dividend in first quarter 2020, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support programs, we agreed not to repurchase shares or pay cash dividends through September 30, 2022. We resumed our share repurchases in fourth quarter 2022 as we purchased 378,952 shares at an average price of $78.92 per share for total repurchases of $29.9 million. In January 2023, our board increased our stock repurchase authority back to $100.0 million.

We believe we have more than adequate liquidity resources through our cash, cash equivalent and short term investment balances, our undrawn capacity under existing credit facilities, operating cash flows and anticipated access to liquidity, to meet our current contractual obligations and remain in compliance with the debt covenants in our existing financing agreements for the next 12 months. We will continue to consider raising funds through debt financing to finance aircraft purchases and also on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $1.77 billion as of December 31, 2021 to $2.12 billion as of December 31, 2022. During 2022, we borrowed $1.06 billion including debt of $550.0 million to refinance our term loan due 2024, $175 million under our construction loan, and $192 million in aircraft finance leases. During this period we made principal payments of $701.6 million, including a $531.7 million prepayment of our term loan due 2024 and $24.7 million prepayment of our payroll support program loans.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2022, our operating activities provided $303.1 million of cash compared to $538.2 million during 2021. This change was mostly attributable to a $149.4 million decrease in net income and a $181.5 million decrease in tax receivable and deferred tax activity offset by a $72.1 million increase in our air traffic liability in 2022 compared to a small decrease in the prior year.
Investing Activities. Cash used for investing activities was $491.4 million during 2022 compared to $593.3 million in 2021. During 2022, there was a $275.7 million increase in purchases of property and equipment, including $84.6 million related to aircraft pre-delivery deposits. This increase was more than offset by a $327.6 million increase in proceeds from maturities, net of purchases, of investment securities during 2022. Proceeds from maturities exceeded purchases of investment securities in 2022, but not in 2021.

Financing Activities. Cash provided by financing activities for 2022 was $33.1 million, compared to $285.5 million in 2021. The change resulted from $335.1 million of proceeds from the issuance on common stock in 2021 offset by an increase in proceeds from debt issuance in excess of principal payments and debt issuance costs of $175.5 million compared to 2021 as debt proceeds exceeded principal payments and debt issuance costs in 2022 but not in 2021. The repurchase of $29.9 million of stock in 2022 also contributed to a lower amount of cash provided by financing activities in 2022. The $84.7 million in other financing activities is mostly attributable to $62.8 million of net deposit activity in the construction deposit account for Sunseeker Resort and as such, is a partial offset to $175.0 million of proceeds from the issuance of debt obligations for Sunseeker Resort during 2022.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2022 and the periods in which payments are due:

Contractual obligations (in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations (1)	$223,387	$610,317	$932,719	$266,565	$2,032,988
Finance lease obligations	66,751	102,816	102,216	402,094	673,877
Operating lease obligations	25,549	48,399	24,139	38,362	136,449
Aircraft acquisition obligations (2)	536,617	1,395,685	—	—	1,932,302
Total future payments under contractual obligations	$852,304	$2,157,217	$1,059,074	$707,021	$4,775,616

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using applicable reference rates as of December 31, 2022, and excludes debt issuance costs.
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

Affinity Credit Card Program

The Allegiant co-branded credit card is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement which expires in 2029. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
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

In estimating the useful lives and residual values of our aircraft, we have primarily relied upon actual experience with the same or similar aircraft types, current and projected future market information, and input from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of our aircraft, changes in utilization of the aircraft, and other fleet events. To the extent a change in estimate for useful lives or salvage values of our property and equipment occurs, there could be an acceleration of depreciation expense associated with the change in estimate. See Note 3 to the Consolidated Financial Statements for further detail.

Aircraft Maintenance and Repair Costs and Major Maintenance Deferral

We account for major maintenance costs of Airbus airframes and the related CFM engines using the deferral method. Under this method, the cost of major maintenance events is capitalized and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event. The timing of the next major maintenance event is estimated based on assumptions including estimated cycles, hours and months, required maintenance intervals, and the age/condition of related parts. These assumptions may change based on forecasted aircraft utilization changes, updates to government regulations and manufacturer maintenance intervals, as well as unplanned incidents causing damage requiring a major maintenance event prior to a scheduled visit. If the estimated timing of the next maintenance event changes, the related amortization period would also change.

Passenger Revenue

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. The air traffic liability primarily includes sales of passenger tickets with scheduled departure dates in the future as well as credit vouchers which can be applied as payment toward the cost of a ticket. Credit vouchers are typically issued as a result of canceled travel prior to the contractual expiration date.

During 2020, we suspended change and cancellation fees. In 2020, we announced that credit vouchers issued as a result of canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for credit vouchers issued through June 30, 2021. Effective July 1, 2021, credit vouchers issued have an expiration date of one year from the original booking date. Credit vouchers represented approximately 18.7 percent of the air traffic liability as of December 31, 2022. This compares to approximately 22 percent and 72 percent as of December 31, 2021 and December 31, 2020 respectively, and approximately eight percent as of December 31, 2019, prior to the onset of the COVID-19 pandemic.

We estimate the amount of credit vouchers not expected to be redeemed prior to their contractual expiration date ("credit voucher breakage") and recognize the associated passenger revenue at the time of issuance. Our credit voucher breakage estimates are primarily based on historical usage data, contract duration and resulting customer behavior. Given the impact of the COVID-19 pandemic on customer behavior and changes made in ticket validity terms, as well as the suspension of change and cancellation fees, our estimates of passenger revenue that will be recognized from the air traffic liability for credit voucher breakage may be adjusted in future periods as we periodically review our estimates based on actual experience to date.

For additional information on our significant accounting policies related to passenger ticket sales, see Note 3 of the Notes to the Consolidated Financial Statements.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense during 2022 represented 36.9 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption during 2022, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $81.5 million. We have not hedged fuel price risk for many years.

Interest Rates

As of December 31, 2022, we had $380.6 million of variable-rate debt, including current maturities and without reduction for $4.6 million in related costs. As we had higher balances of variable rate debt prior to the repayment of our Term Loan B in August 2022, a hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $8.2 million during 2022.

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated Loss associated with Sunseeker Resort

As discussed in Note 2 to the consolidated financial statements, the Sunseeker Resort at Charlotte Harbor (Sunseeker Resort) was damaged during 2022 as a result of Hurricane Ian, another weather-related event and a fire. Based on the Company’s assessment of these damages and the anticipated future restoration costs, which approximate the carrying amount of the portion of the assets that were damaged, an estimated $52.1 million loss was recorded as a reduction to the carrying amount of the Sunseeker Resort during the year ended December 31, 2022.

We identified the evaluation of the estimated loss associated with the Sunseeker Resort as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated loss and the assumption that the future restoration costs approximate the carrying amount of the damaged assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s property loss estimation process, including a control related to determining the assumption that the future restoration costs approximate the carrying amount of the damaged assets. We evaluated the reasonableness of the estimated loss by obtaining a confirmation of the anticipated restoration costs estimated by the Company’s insurance claim adjustor directly from that adjustor. We compared the confirmation of the future restoration costs from the insurance claim adjustor to the estimated loss recorded by the Company. We evaluated certain publicly available costing indices to assess the Company’s assumption that the future restoration costs approximate the carrying amount of the damaged assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 27, 2023

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$229,989	$363,378
Restricted cash	15,457	37,323
Short-term investments	725,063	819,478
Accounts receivable	106,578	62,659
Expendable parts, supplies and fuel, net of reserve of $8,079 and $6,041	35,546	27,500
Prepaid expenses and other current assets	161,636	28,073
TOTAL CURRENT ASSETS	1,274,269	1,338,411
Property and equipment (including $80,591 and $84,406 from VIEs, Note 6), net of accumulated depreciation of $814,837 and $696,178	2,810,693	2,259,507
Long-term investments	63,318	2,231
Deferred major maintenance, net of accumulated amortization of $108,779 and $75,177	157,410	146,850
Operating lease right-of-use assets, net	111,679	130,087
Deposits and other assets	93,928	113,987
TOTAL ASSETS:	$4,511,297	$3,991,073
CURRENT LIABILITIES
Accounts payable	$58,335	$43,566
Accrued liabilities	259,164	162,892
Current operating lease liabilities	19,973	19,081
Air traffic liability	379,459	307,453
Current maturities of long-term debt and finance lease obligations (including $9,315 and $9,000 from VIEs, Note 6), net of related costs of $6,599 and $7,751	152,900	130,053
TOTAL CURRENT LIABILITIES	869,831	663,045
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $69,812 and $79,127 from VIEs, Note 6), net of current maturities and related costs of $16,866 and $15,664	1,944,078	1,612,486
Deferred income taxes	346,388	346,137
Noncurrent operating lease liabilities	94,972	115,067
Other noncurrent liabilities	35,330	30,786
TOTAL LIABILITIES:	3,290,599	2,767,521
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized; 25,086,278 and 24,763,793 shares issued; 18,128,182 and 18,111,381 shares outstanding in 2022 and 2021 respectively	25	25
Treasury shares, at cost, 6,958,096 and 6,652,412 shares in 2022 and 2021, respectively	(660,023)	(638,057)
Additional paid in capital	709,471	692,053
Accumulated other comprehensive gain, net	1,257	2,056
Retained earnings	1,169,968	1,167,475
TOTAL EQUITY:	1,220,698	1,223,552
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,511,297	$3,991,073

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
OPERATING REVENUES:
Passenger	$2,137,762	$1,578,436	$902,187
Third party products	100,959	86,487	46,482
Fixed fee contracts	60,937	41,184	26,865
Other	2,171	1,803	14,539
Total operating revenues	2,301,829	1,707,910	990,073
OPERATING EXPENSES:
Aircraft fuel	814,803	440,235	221,827
Salaries and benefits	552,413	484,573	377,825
Station operations	255,168	243,346	144,771
Depreciation and amortization	197,542	181,035	176,267
Maintenance and repairs	117,814	105,943	63,895
Sales and marketing	100,678	72,742	43,517
Aircraft lease rental	23,621	21,242	9,828
Other	113,532	83,902	79,277
Payroll Support Programs grant recognition	—	(202,181)	(152,448)
Special charges	34,612	13,998	306,299
Total operating expenses	2,210,183	1,444,835	1,271,058
OPERATING INCOME (LOSS)	91,646	263,075	(280,985)
OTHER (INCOME) EXPENSES:
Interest income	(16,469)	(1,814)	(5,509)
Interest expense	115,711	68,474	61,715
Capitalized interest	(12,640)	—	(4,067)
Special charges	—	—	26,632
Other, net	91	(205)	1,311
Total other expenses	86,693	66,455	80,082
INCOME (LOSS) BEFORE INCOME TAXES	4,953	196,620	(361,067)
INCOME TAX PROVISION (BENEFIT)	2,460	44,767	(176,974)
NET INCOME (LOSS)	$2,493	$151,853	$(184,093)
Earnings (loss) per share to common shareholders:
Basic	$0.14	$8.69	$(11.53)
Diluted	$0.14	$8.68	$(11.53)
Shares used for computation:
Basic	17,959	17,212	15,992
Diluted	18,034	17,231	15,992

Cash dividends declared per share:	$—	$—	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$2,493	$151,853	$(184,093)
Other comprehensive income:
Change in available for sale securities, net of tax	(799)	2,083	(178)
Foreign currency translation adjustments	—	—	53
Total other comprehensive income (loss)	(799)	2,083	(125)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,694	$153,936	$(184,218)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2019	16,303	$23	$289,933	$98	$1,211,076	$(617,579)	$883,551
Share-based compensation	262	—	38,445	—	—	—	38,445
Shares repurchased by the Company and held as treasury shares	(217)	—	—	—	—	(33,773)	(33,773)
Stock issued under employee stock purchase plan	57	—	—	—	—	5,344	5,344
Cash dividends declared, $0.70 per share (1)	—	—	—	—	(11,361)	—	(11,361)
Other comprehensive income (loss)	—	—	—	(125)	—	—	(125)
Payroll Support Programs warrant issuance	—	—	1,375	—	—	—	1,375
Net Loss	—	—	—	—	$(184,093)	—	$(184,093)
Balance at December 31, 2020	16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	113	—	27,058	—	—	—	27,058
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	40	—	—	—	—	7,951	7,951
Other comprehensive income	—	—	—	2,083	—	—	2,083
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net income	—	—	—	—	151,853	—	151,853
Balance at December 31, 2021	$18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	323	—	17,418	—	—	—	17,418
Shares repurchased by the Company and held as treasury shares	(379)	—	—	—	—	(29,905)	(29,905)
Stock issued under employee stock purchase plan	73	—	—	—	—	7,939	7,939
Other comprehensive (loss)	—	—	—	(799)	—	—	(799)
Net income	—	—	—	—	2,493	—	2,493
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
(1)Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under payroll support programs, the Company agreed not to pay cash dividends through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$2,493	$151,853	$(184,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	197,542	181,035	176,267
(Gain) loss on aircraft and other equipment disposals	2,158	(3,052)	(1,811)
Special charges	34,268	13,998	292,790
Share-based compensation expense	15,198	16,127	19,287
Deferred income taxes	2,178	43,761	69,344
Other adjustments	12,082	14,777	19,136
Changes in certain assets and liabilities:
Accounts receivable	(33,887)	(14,717)	4,390
Tax receivable	3,697	143,624	(164,585)
Prepaid expenses	(10,625)	(4,026)	10,224
Accounts payable	14,770	10,402	7,016
Accrued liabilities	58,309	48,060	(26,386)
Air traffic liability	72,006	(55)	57,558
Deferred major maintenance	(54,675)	(59,747)	(40,352)
Other assets/liabilities	(12,464)	(3,847)	(4,163)
Net cash provided by operating activities	303,050	538,193	234,622
INVESTING ACTIVITIES:
Purchase of investment securities	(1,267,266)	(1,248,575)	(686,600)
Proceeds from maturities of investment securities	1,301,286	954,970	504,600
Aircraft pre-delivery deposits	(96,532)	(11,924)	—
Purchase of property and equipment, including capitalized interest	(434,690)	(243,613)	(281,159)
Proceeds from sale-leaseback transactions	—	—	87,580
Purchase of note receivable	—	(50,000)	—
Other investing activities	5,778	5,864	9,888
Net cash (used in) investing activities	(491,424)	(593,278)	(365,691)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	335,139	—
Cash dividends paid to shareholders(1)	—	—	(11,361)
Proceeds from the issuance of debt and finance lease obligations	863,627	281,657	427,987
Repurchase of common stock	(29,905)	—	(33,773)
Principal payments on debt and finance lease obligations	(701,596)	(301,096)	(217,766)
Debt issuance costs	(14,297)	(8,287)	(7,203)
Other financing activities	(84,710)	(21,946)	6,719
Net cash provided by financing activities	33,119	285,467	164,603
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(155,255)	230,382	33,534
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	400,701	170,319	136,785
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$245,446	$400,701	$170,319

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$82,903	$43,511	$48,002
Income tax paid (refunds)	308	(128,540)	(95,229)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$—	$33,260	$115,082
Purchases of property and equipment in accrued liabilities	$54,641	$17,671	$19,294
Flight equipment acquired under finance leases	192,457	101,340	27,765
(1)Dividend declared and paid in the first quarter of 2020 prior to the onset of the pandemic. As a part of accepting benefits from the Treasury under payroll support programs, the Company agreed not to pay cash dividends through September 30, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021 and 2020

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and operates non-airline related entities which include the development of Sunseeker Resort and related golf course. Previously, the Company also operated Allegiant Nonstop family entertainment centers and the Teesnap golf course management solution.

Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics, and production processes (check-in, baggage handling and flight services) which target the same class of customers, and are subject to the same regulatory environment. As a result, the Company believes its airline activities operate under one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services. The Company's Sunseeker Resort represents a separate reportable segment. Refer to Note 14 for additional information.

Note 2 — Sunseeker Special Charges

As a result of Hurricane Ian’s direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. Additionally in the fourth quarter, there was another weather-related event and a fire that caused additional damage.

Within days after the hurricane, the Company and insurance providers began to assess the damage to the Resort and that damage assessment remains ongoing. Based on the Company’s assessment of these damages and the anticipated future restoration costs, which approximate the carrying amount of the portion of the assets that were damaged, an estimated $52.1 million loss was recorded, offset by $18.1 million of recorded insurance recoveries during the year ended December 31, 2022, resulting in a Sunseeker special charge of $34.0 million. This charge also reduced the carrying amount of the Resort. The estimate is preliminary and subject to change as the damage assessment by the Company and the insurance providers continues.

The amount of losses recorded to date will continue to be offset in future periods by amounts to be recovered under the Company’s insurance policies. In 2023, the Company expects to receive insurance proceeds approximating the losses recorded to date.

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

The Company has reclassified certain prior period amounts to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments and interest bearing instruments with original maturities of three months or less when purchased. Such investments are carried at cost which approximates fair value.

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts, and cash collateral held against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Accounts Receivable

Accounts receivable are recorded at invoiced amount which approximates fair value. In addition to income tax receivables, the accounts receivable consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from Enterprise Holdings Inc. based on terms in the rental car provider agreement and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument and current market conditions. There have been no credit losses in the years presented. Investment securities with original maturities of three months or less are classified as cash equivalents. Investment securities with original maturities greater than three months are classified as either short-term investments or long-term investments based on the maturity date in relation to the balance sheet date. Short-term investments have a maturity date less than or equal to one year from the balance sheet date, and long-term investments have a maturity date greater than one year from the balance sheet date.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2022, 2021, and 2020. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such expendable parts, supplies and fuel are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the Airbus fleet. The obsolescence allowance for expendable parts and supplies was $8.1 million and $6.0 million at December 31, 2022 and 2021, respectively.

Deposits and Other Assets

Deposits and Other Assets consist primarily of airport deposits, aircraft lease deposits, deposits as required by the construction loan agreement and a note receivable to the counter-party in the Company’s joint venture alliance. The Company also had outstanding receivables from third parties as of December 31, 2022 and 2021, of which $18.3 million and $12.4 million respectively, was due more than one year after the balance sheet date.

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

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using an estimated incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available.

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the Accounting Standards (ASU) 2016-02, Leases (Topic 842). Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

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

Aircraft, engines and related rotable parts	10	-	25 Years
Buildings and leasehold improvements	10	-	25 Years
Equipment	3	-	10 Years
Computer hardware and software	3	-	15 Years

In estimating the useful lives and residual values of aircraft, the Company primarily relies upon actual experience with the same or similar aircraft types, current and projected future market information, and input from other industry sources. Subsequent revisions to these estimates could be caused by changing market prices of the Company’s aircraft, changes in utilization of the aircraft, and other fleet events. Changes in the estimate for useful lives or residual values of the Company’s property and equipment could result in changes in depreciation expense.

Interest is capitalized by applying a capitalization rate to the weighted-average carrying amount of expenditures for qualifying assets over the period and depreciated over the estimated useful life of the related asset(s) acquired/developed.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to ten years. The Company had unamortized computer software development costs of $80.2 million and $43.3 million as of December 31, 2022 and 2021, respectively. Amortization expense related to computer software was $15.2 million, $10.6 million and $9.6 million for the years ended December 31, 2022, 2021 and 2020 respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Aircraft Maintenance and Repair Costs

The Company accounts for all non-major maintenance and repair costs incurred for its Airbus fleet under the direct expense method. Under this method, maintenance and repair costs for aircraft are charged to maintenance and repair expenses as incurred. Maintenance and repair costs include all parts, materials, and line maintenance activities required to maintain the Company's fleet.

The Company accounts for major maintenance costs of its Airbus airframes and the related CFM engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2022 and 2021, the Company capitalized $4.1 million and $23.3 million of major maintenance costs for engines. Amortization expense related to major maintenance costs for engines was $21.5 million, $21.0 million, and 17.6 million for the years ended December 31, 2022, 2021, and 2020 respectively. During 2022 and 2021, the Company capitalized $56.5 million and $39.0 million of major maintenance costs for airframes. Amortization expense related to major maintenance costs for airframes was $22.3 million, $21.1 million and $19.9 million for the years ended December 31, 2022, 2021 and 2020 respectively.

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

For the year ended December 31, 2021, the Company recorded a $0.5 million impairment loss on a building in Chesterfield, Missouri associated with the Allegiant Nonstop family entertainment line of business.

The Company did not recognize any impairment for the year ended December 31, 2022.

Revenue Recognition

Passenger revenue

Passenger revenue includes scheduled service revenue, ancillary air-related charges, and travel point redemptions from the co-branded Allegiant credit card and the Company's non-card loyalty program.

Scheduled service revenue consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided, or when ticket voucher breakage occurs. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired credits, are included in air traffic liability.

Ancillary air-related charges include various services and products related to the flight such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services which are not included in the base ticket price. Revenues from air-related charges are recognized when the transportation is provided. If a customer cancels a flight, a voucher may be issued for a future flight, at which time the associated revenue is recognized in scheduled service revenue upon completion of the future flight. Additionally, the Company estimates the value of vouchers that will expire unused and recognizes such revenue at the time of issuance.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Revenue from travel point redemptions from the co-branded credit card and the loyalty program are described in the Affinity Credit Card Program and Allways Rewards® Loyalty Program sections below.

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

Revenue from travel point redemptions from the co-branded credit card and the loyalty program are described in the Affinity Credit Card Program and Allways Rewards® Loyalty Program sections below.

Fixed fee contract revenue

Fixed fee contract revenue consists of agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Affinity Credit Card Program

The Allegiant co-branded credit card is issued by Bank of America through which arrangement points are sold and consideration is received under an agreement that expires in 2029. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed by cardholders and transportation is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
Allways Rewards® Loyalty Program

Allegiant’s Allways Rewards® Loyalty Program enables program Members to earn points for every dollar they spend on the Company’s website. Under the program, which launched in August 2021, Members continue to accumulate points until the time they decide to redeem them. In addition to opportunities to redeem points for flights, lodging and rental cars, the program leverages Allegiant's partnerships to offer additional rewards to Members, including sports and live music event tickets and exclusive experiences. Members can also earn points by using their Allegiant co-branded credit card.

Under Allways Rewards®, Members receive one point for every dollar spent at Allegiant.com, and two points per $1 for spending over $500 (excluding taxes and fees). The Company utilizes the deferred revenue method of accounting for points earned through the program based on the stand alone selling price and revenue is recognized when points are redeemed and the underlying service has been provided. The stand alone selling price of points is adjusted for an estimate of points that will not be redeemed using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $40.1 million, $31.3 million and $12.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

For the years ended December 31, 2022 and 2021, the second method above was used in the computation because it was more dilutive than the first method. Given the net loss generated in 2020, both methods yield the same result. The following table sets forth the computation of net income (loss) per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Basic:
Net income (loss)	$2,493	$151,853	$(184,093)
Less income allocated to participating securities	(32)	(2,218)	(236)
Net income (loss) attributable to common stock	$2,461	$149,635	$(184,329)
Earnings (loss) per share, basic	$0.14	$8.69	$(11.53)
Weighted-average shares outstanding	17,959	17,212	15,992
Diluted:
Net income (loss)	$2,493	$151,853	$(184,093)
Less income allocated to participating securities	(32)	(2,215)	(236)
Net income (loss) attributable to common stock	$2,461	$149,638	$(184,329)
Earnings (loss) per share, diluted	$0.14	$8.68	$(11.53)
Weighted-average shares outstanding	17,959	17,212	15,992
Dilutive effect of stock options and restricted stock	132	145	—
Adjusted weighted-average shares outstanding under treasury stock method	18,091	17,357	15,992
Participating securities excluded under two-class method	(57)	(126)	—
Adjusted weighted-average shares outstanding under two-class method	18,034	17,231	15,992

Stock awards outstanding of 79,644, 815, and 24,004 shares (not in thousands) as of December 31, 2022, 2021, and 2020, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

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

Income Taxes

The Company recognizes deferred income taxes based on the asset and liability method required by accounting standards. Deferred tax assets and liabilities are determined based on the timing differences between book basis for financial reporting purposes and tax basis of the assets and liabilities and measured using the enacted tax rates and provisions of the enacted tax law. A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines the net non-current deferred tax assets or liabilities separately for federal, state, foreign and other local jurisdictions.
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

Recent Accounting Pronouncements

On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). This new standard provides optional temporary guidance for entities transitioning away from London Interbank Offered Rate ("LIBOR") to new reference interest rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions with Topic 848. These amendments do not apply to any contract modifications made after December 31, 2024, any new hedging relationships entered into after December 31, 2024, or to existing hedging relationships evaluated for effectiveness existing as of December 31, 2024, that apply certain optional practical expedients. This standard was effective immediately and may be applied (i) on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or (ii) on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company had no material LIBOR-related contract modifications during the twelve months ended December 31, 2022.

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in our reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Scheduled service	$1,062,753	$769,371	$435,668
Ancillary air-related charges	1,025,549	788,064	453,545
Loyalty redemptions	49,460	21,001	12,974
Total passenger revenue	$2,137,762	$1,578,436	$902,187

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of December 31, 2022, the air traffic liability balance was $379.5 million, of which approximately $308.7 million was related to forward bookings, with the remaining $70.8 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $307.5 million that was recorded in the air traffic liability balance at December 31, 2021, 77.0 percent was recognized into passenger revenue during the 12 months ended December 31, 2022.

In 2020, the Company announced that credit vouchers issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for credit vouchers issued through June 30, 2021. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

The following table presents the activity of the co-brand credit card and the loyalty program as of the dates indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Balance at January 1	$40,490	$21,841
Points awarded	65,511	39,650
Points redeemed	(49,460)	(21,001)
Balance at December 31	$56,541	$40,490

As of December 31, 2022 and 2021, $32.9 million and $17.8 million, respectively, of the current points liability is reflected in accrued liabilities and represents the current estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Flight equipment	$2,937,767	$2,573,657
Computer hardware and software	209,808	160,237
Land and buildings/leasehold improvements	62,227	59,735
Other property and equipment	95,156	78,192
Sunseeker Resort	320,572	83,864
Total property and equipment	3,625,530	2,955,685
Less accumulated depreciation and amortization	(814,837)	(696,178)
Property and equipment, net	$2,810,693	$2,259,507

As of December 31, 2022, the Company had firm commitments to purchase 54 aircraft which are expected to be delivered between 2023 and 2025.

Accrued capital expenditures as of December 31, 2022 and 2021 were $54.6 million and $17.7 million, respectively.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Fixed-rate debt and finance lease obligations due through 2032	$1,720,998	$827,382
Variable-rate debt due through 2029	375,980	915,157
Total long-term debt and finance lease obligations, net of related costs	2,096,978	1,742,539
Less current maturities, net of related costs	152,900	130,053
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,944,078	$1,612,486

Weighted average fixed-interest rate on debt	6.5%	5.8%
Weighted average variable-interest rate on debt	6.1%	2.5%

				Interest Rate(s) Per Annum at			As of December 31,
(in thousands)	Maturity Dates			December 31, 2022			2022	2021
Term Loan and senior secured notes	2024	—	2027	7.25%	—	8.50%	$700,000	$685,857
Consolidated variable interest entities	2024	—	2029	3.23%	—	4.10%	79,453	88,513
Revolving credit facilities	2023	—	2027	6.83%			30,327	—
Debt secured by aircraft, engines, other equipment and real estate	2023	—	2029	1.87%	—	7.16%	466,335	472,267
Finance leases	2023	—	2032	4.44%	—	8.36%	494,328	318,493
Construction loan agreement	2028			5.75%			350,000	175,000
Unsecured debt	n/a			n/a			—	25,824
Total debt							$2,120,443	$1,765,954
Related costs							(23,465)	(23,415)
Total debt net of related costs							$2,096,978	$1,742,539

Maturities of long-term debt as of December 31, 2022, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2022
2023	$152,900
2024	330,615
2025	159,708
2026	153,255
2027	707,481
Thereafter	593,019
Total debt and finance lease obligations, net of related costs	$2,096,978

Senior Secured Notes

In August, 2022, the Company issued $550.0 million in aggregate principal amount of its 7.250% Senior Secured Notes due 2027 (the “2027 Notes”) pursuant to an Indenture, dated as of August 17, 2022. The 2027 Notes are secured by first priority security interests in, subject to permitted liens, substantially all of the property and assets of the Company and its subsidiaries (other than Sunseeker Resort and its subsidiaries), except that the collateral package excludes aircraft, aircraft engines, real property and certain other assets. The collateral also secures the Company’s existing $150.0 million 8.500% Senior Secured Notes due 2024 and the Company’s revolving credit facility through Barclays Bank, PLC (described below), on a pari passu basis. The 2027 Notes bear interest at a fixed rate of 7.25 percent per annum, payable in cash on February 15 and August 15 of each year, beginning February 15, 2023. The 2027 Notes will mature on August 15, 2027.

The 2027 Notes contain certain covenants that limit the ability of the Company to, among other things: (i) make restricted payments; (ii) incur indebtedness or issue preferred stock; (iii) create or incur certain liens; (iv) dispose of loyalty program or brand intellectual property collateral; (v) merge, consolidate or sell all or substantially all assets and (vi) enter into certain transactions with affiliates.

The 2027 Notes also require the Company to comply with certain affirmative covenants, including to maintain a minimum aggregate amount of liquidity of $300.0 million. If the Company fails to satisfy the minimum liquidity requirement, then the Company will be required to pay additional interest on all outstanding 2027 Notes in an amount equal to 2.0% per annum of the principal amount of such 2027 Notes until the Company demonstrates compliance with the liquidity requirement.

The Company used the net proceeds from the sale of the 2027 Notes to repay the Company’s Term Loan B, which had an outstanding principal amount of $533.0 million, and to pay costs and expenses of the transaction.

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

Payroll Support Program Loans

During 2020 and 2021, Congress enacted various legislation which provided support for the airline industry. This included The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") enacted in March 2020, the Consolidated Appropriations Act, 2021 enacted in December 2020, and the American Rescue Plan Act enacted in March 2021 (collectively the “Payroll Support Programs”). In 2020 and 2021, the Company entered into low-interest rate, senior unsecured term promissory notes (the "PSP Notes") with the Treasury under the Payroll Support Programs. The PSP Notes were to mature in full after ten years, and bore interest at a rate of 1.0 percent per annum for the first five years and, thereafter, at the secured overnight financing rate (SOFR) plus 2 percent. The PSP Notes were prepayable at any time at par, without penalty.

As of December 31, 2022, the Company had fully repaid the PSP Notes.

Revolving Credit Facilities

In August, 2022, the Company entered into a credit agreement with MUFG Bank, Ltd under which the Company is entitled to borrow up to $100.0 million. The revolving credit facility has a term of 24 months and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility bear interest at a floating rate based on SOFR. As of December 31, 2022, the facility remains undrawn.

In August, 2022, the Company entered into a credit agreement with certain lenders and Barclays Bank PLC as administrative agent and lead arranger that provides a senior secured revolving loan facility of $75.0 million. The facility is secured by the same collateral that secures the 2027 Notes, has a term of 57 months and notes under the facility bear interest at a floating rate based on SOFR. As of December 31, 2022, the facility remains undrawn.

In September, 2022, the Company entered into a credit agreement with Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale (the "Lenders") under which the Company is entitled to borrow up to $300.0 million. The revolving credit facility has a term of 24 months and the borrowing ability is based on the amount of pre-delivery deposits paid with respect to up to 20 737-MAX aircraft, the purchase rights for which the Company may choose to place in the collateral pool. The facility is secured by the purchase rights for the applicable aircraft. The commitment amount at the time of signing is $200.0 million and the facility may be increased to $300.0 million subject to agreement between the Company and the Lenders. Any notes under the facility will bear interest at a floating rate based on SOFR and all borrowings will be due no later than December 31, 2024 or upon delivery of the applicable aircraft. As of December 31, 2022, the Company has drawn $30.3 million under this facility.

In March 2021, the Company entered into a revolving credit facility under which it is entitled to borrow up to $50.0 million. The facility has a term of 24 months and the borrowing ability is based on the value of the Airbus A320 series aircraft placed into the collateral pool. The notes for amounts borrowed under the facility bear interest at a floating rate based on LIBOR and are due in March 2023. As of December 31, 2022, no aircraft collateral had been added to the collateral pool and the facility was undrawn.

Other Secured Debt

The Company is party to financing agreements under which aircraft, other equipment or other assets serve as collateral. Below are described those debt transactions entered into during 2022.

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

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI has borrowed $350.0 million funded by one or more entities directly or indirectly managed by Castlelake, L.P.(“Lender”) to fund the remaining construction of the initial phases of Sunseeker Resort. The Loan is secured by the Resort. All of the shares in SFI are also pledged to secure the Loan. The Loan bears interest at 5.75 percent per annum payable semi-annually, provides for semi-annual principal payments of $26.0 million beginning in 2025 and matures in October 2028. The Credit Agreement includes covenants similar to the covenants in the Company’s 2027 Notes. To support the credit, the Company has guaranteed the full amount of the debt, has agreed to guarantee completion of the remaining construction in accordance with approved plans and specifications and made a $30.0 million deposit into a construction disbursement account. The lender funded $175.0 million of the loan in October 2021 and in 2022, the Lender funded the remaining $175.0 million into the construction disbursement account for the Resort. As of December 31, 2022, $117.5 million of borrowed funds remains in the construction disbursement account which is recorded in other current assets.

Finance Leases

The Company has finance lease obligations related to 24 aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2022. See Note 7 for more information on finance lease obligations.

Note 7 — Leases

The Company had 24 aircraft under finance leases and 17 aircraft under operating leases as of December 31, 2022 with remaining terms through 2032.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2022	2021
Finance lease costs:
Amortization of assets	Depreciation and amortization	$17,579	$13,274
Interest on lease liabilities	Interest expense	23,034	11,168
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	24,986	22,697
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	1,469	2,565
Total lease cost		$67,068	$49,704

Lease position as of December 31, 2022

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets, net	$111,679	$130,087
Finance lease assets	Property and equipment, net	537,766	338,469
Total lease assets		$649,445	$468,556

Liabilities
Current
Operating	Current operating lease liabilities	$19,973	$19,081
Finance	Current maturities of long-term debt and finance lease obligations	39,080	16,960
Noncurrent
Operating	Noncurrent operating lease liabilities	94,972	115,067
Finance	Long-term debt and finance lease obligations	455,248	301,532
Total lease liabilities		$609,273	$452,640

Weighted-average remaining lease term
Operating leases		7.0 years	7.7 years
Finance leases		7.8 years	7.8 years
Weighted-average discount rate
Operating leases		5.4%	5.4%
Finance leases		5.9%	5.2%

Other Information

The table below presents supplemental cash flow information related to leases during the year ended December 31.

	Year Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25,775	$18,987
Operating cash flows for finance leases	22,366	10,697
Financing cash flows for finance leases	16,621	14,675

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2022.

(in thousands)	Operating Leases	Finance Leases
2023	$25,549	$66,751
2024	25,241	51,408
2025	23,158	51,408
2026	13,184	51,108
2027	10,955	51,108
Thereafter	38,362	402,094
Total lease payments	136,449	673,877
Less imputed interest	(21,504)	(179,549)
Total lease obligations	114,945	494,328
Less current obligations	(19,973)	(39,080)
Long-term lease obligations	$94,972	$455,248

Note 8 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. As repurchase authority is exhausted, the Board of Directors has, to date, authorized additional expenditures for share repurchases. The Company suspended stock repurchases upon the onset of the pandemic and as part of accepting benefits from the Treasury under the Payroll Support Programs, the Company agreed not to repurchase stock through September 30, 2022. The Company recommenced repurchasing shares in the fourth quarter 2022 after those restrictions expired.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased(1)	377,529	—	197,570
Average price per share	$78.94	$—	$155.14
Total (in thousands)	$29,802	$—	$30,651
(1)Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 1,423 and 19,001 shares (not in thousands) for 2022 and 2020, respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Total quarterly cash dividends declared, per share	$—	$—	$0.70
Total cash dividends paid (in thousands)	—	—	11,361
The Company suspended payment of cash dividends upon the onset of the pandemic and as part of accepting benefits from the Treasury under the Payroll Support Programs, the Company agreed not to pay cash dividends through September 30, 2022.

The Company has yet to recommence payment of cash dividends.

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

    Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$88,073	$88,073	$—	$25,019	$25,019	$—
Commercial paper	50,791	—	50,791	179,455	—	179,455
Municipal debt securities	8,599	—	8,599	63,875	—	63,875
Total cash equivalents	147,463	88,073	59,390	268,349	25,019	243,330
Short-term
Commercial paper	421,279	—	421,279	419,469	—	419,469
Corporate debt securities	166,136	—	166,136	234,436	—	234,436
Federal agency debt securities	107,222	—	107,222	—	—	—
Municipal debt securities	30,426	—	30,426	165,572	—	165,572
Total short-term	725,063	—	725,063	819,477	—	819,477
Long-term
Corporate debt securities	35,688	—	35,688	—	—	—
Federal agency debt securities	20,050	—	20,050	—	—	—
Municipal debt securities	7,580	—	7,580	2,231	—	2,231
Total long-term	63,318	—	63,318	2,231	—	2,231
Total financial instruments	$935,844	$88,073	$847,771	$1,090,057	$25,019	$1,065,038

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2022 or 2021.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,626,114	$1,561,939	$1,447,462	$1,261,170	3

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
Components of Income before Income Taxes from Continuing Operations

The components of income before taxes for domestic and foreign operations consisted of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
Domestic	$4,953	$196,620	$(361,242)
Foreign	—	—	175
Total	$4,953	$196,620	$(361,067)

Income Tax Provision/(Benefit)

The provision (benefit) for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$6	$(494)	$(195,572)
State	73	552	(211)
Foreign	209	(6)	132
Total current	288	52	(195,651)
Deferred:
Federal	1,189	40,693	24,126
State	983	4,022	(5,449)
Total deferred	2,172	44,715	18,677
Total income tax provision (benefit)	$2,460	$44,767	$(176,974)

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax expense (benefit) at federal statutory rate	$1,040	$41,575	$(70,459)
State income taxes, net of federal income tax benefit	1,189	4,257	(5,495)
CARES Act	—	—	(97,988)
Foreign income tax expense	210	(6)	132
Other	21	(1,059)	(3,164)
Total income tax expense (benefit)	$2,460	$44,767	$(176,974)

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Employee benefits	$9,938	$6,656
Net operating loss	30,370	7,827
Tax credits	4,290	4,523
Other(1)	18,644	1,295
Less: valuation allowance	1,214	1,214
Total deferred tax assets	62,028	19,087
Deferred tax liabilities:
Prepaid expenses	4,223	3,625
Depreciation	399,622	352,123
Other	4,571	9,476
Total deferred tax liabilities	408,416	365,224
Net deferred tax liabilities	$346,388	$346,137
(1)Other deferred tax assets consists of interest expense and R&D expenses.

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2022, the Company recognized $22.8 million and $7.5 million of tax-effected Federal and state net operating loss carryforwards respectively. Under the current law, the Federal net operating losses do not expire. While a portion of the state net operating loss carryforward amounts will expire between 2023 and 2040, the majority of these net operating losses have an indefinite carryforward period.

Note 11— Related Party Transactions

During the years ended December 31, 2022, 2021 and 2020, there were no related party transactions that required disclosure.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages. The matching contributions on pilot deferrals is 200 percent for the first 5 percent of eligible wages as provided under the pilot collective bargaining agreement.

The Company recognized expense under this plan of $24.0 million, $21.4 million, and $18.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Share-based employee compensation

The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2022 Long-Term Incentive Plan (the "2022 Plan"). The 2022 Plan is administered by the compensation committee of the Board of Directors.

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

The following table provides information about the Company’s ESPP activity during 2022, 2021, and 2020:

	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
As of December 31, 2020	56,866	$90.63	$14.10
As of December 31, 2021	39,760	$174.68	$30.00
As of December 31, 2022	73,268	$97.85	$16.25
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense of $16.3 million, $17.2 million and $20.1 million, respectively, related to restricted stock, stock options, cash-settled SARs and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants, and are matched to actuals over the vesting period.

The unrecognized compensation cost was $32.4 million as of December 31, 2022 for unvested restricted stock expected to be recognized over a weighted-average period of 1.86 years. As of December 31, 2022, there was $0.9 million unrecognized compensation cost related to stock options and no unrecognized compensation cost for cash-settled SARs.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. The majority of the Company's unvested restricted stock awards, subject generally to the individual's continued employment or service, vest one third each year over a three year period. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2022, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	294,808	$147.25
Granted	267,169	137.80
Vested	(291,303)	147.58
Forfeited	(5,147)	145.82
Non-vested at December 31, 2020	265,527	$142.25
Granted	120,456	194.66
Vested	(197,530)	136.71
Forfeited	(6,900)	147.05
Non-vested at December 31, 2021	181,553	$183.63
Granted	374,540	89.31
Vested	(74,170)	180.54
Forfeited	(52,055)	123.01
Non-vested at December 31, 2022	429,868	$109.33

The total fair value of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $13.4 million, $27.0 million and $43.0 million, respectively.

Note 13 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2023 to 2048. Refer to Note 7 for more information on the Company's lease agreements.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2022
2023	536,617
2024	914,693
2025	480,992
Total purchase commitments	$1,932,302

Aircraft Commitments

As of December 31, 2022, the Company had entered into purchase agreements for 54 aircraft which are expected to deliver between 2023 through 2025.

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2022, the percentage of full-time equivalent employees for each of these pay groups was as follows:

As of December 31, 2022
Flight Attendants	32.7%
Pilots	20.9
Maintenance Technicians	10.1
Flight Dispatchers	0.9
Total	64.6%

As of December 31, 2022, the Company employed approximately 5,300 full-time equivalent employees, 53.6 percent of whom are covered by collective bargaining agreements with various labor unions that are currently amendable or will become amendable in one year.

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

Note 14 — Segments

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the renovation of Aileron Golf Course (formerly known as Kingsway Golf Course). Plans for the resort include a 500-room hotel and two towers offering an estimated 180 one, two and three-bedroom suites, bar and restaurant options, and other amenities. The golf course is a short drive from the resort site and is considered, from a planning and strategic perspective, to be an additional resort amenity. The construction of Sunseeker Resort is an extension of the Company's leisure travel focus and it is expected that many customers flying to Southwest Florida on Allegiant will elect to stay at this resort and enjoy its amenities.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Year Ended December 31, 2022
Operating revenue:
Passenger	$2,137,762	$—	$2,137,762
Third party products	100,959	—	100,959
Fixed fee contract	60,937	—	60,937
Other	2,169	2	2,171
Operating income (loss)	136,968	(45,322)	91,646
Interest expense, net (1)	72,008	7,714	79,722
Depreciation and amortization	197,433	109	197,542
Capital expenditures	475,254	288,408	763,662
Year Ended December 31, 2021
Operating revenue:
Passenger	$1,578,436	$—	$1,578,436
Third party products	86,487	—	86,487
Fixed fee contract	41,184	—	41,184
Other	1,803	—	1,803
Operating income (loss)	271,073	(7,998)	263,075
Interest expense, net (1)	64,529	1,818	66,347
Depreciation and amortization	180,923	112	181,035
Capital expenditures	309,982	50,629	360,611
Year Ended December 31, 2020
Operating revenue:
Passenger	$902,187	$—	$902,187
Third party products	46,482	—	46,482
Fixed fee contract	26,865	—	26,865
Other	13,889	650	14,539
Operating income (loss)	(135,264)	(145,721)	(280,985)
Interest expense, net (1)	50,355	562	50,917
Depreciation and amortization	175,652	615	176,267
Capital expenditures	263,190	45,160	308,350
(1)Excludes losses on debt extinguishment.

Total assets were as follows as of the dates indicated:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Airline	$4,047,134	$3,872,041
Sunseeker Resort	464,163	119,032
Consolidated	$4,511,297	$3,991,073

Note 15 — Subsequent Events

On February 1, 2023, the Company, through a wholly owned subsidiary, entered into a new senior secured revolving credit facility under which it will be able to borrow up to $100.0 million based on the value of new and used aircraft and engines which the Company may choose (subject to certain concentration limits and asset age restrictions) to place in the collateral pool. The facility has a term of 36 months and once placed in the facility, such aircraft and engines may remain in the facility for the duration of the term at Company discretion. This credit facility will replace the revolving credit facility with the same lender which was to expire in March 2023.

In February 2023, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $27.0 million secured by one Airbus A320 aircraft. The borrowing bears interest at a fixed rate and will be payable in monthly installments through March 2029, at which time, the Company will have a purchase option at a fixed amount. The aircraft was previously under a finance lease and a portion of the funds were used to exercise the purchase option. The balance of the proceeds from the loan will be used for general corporate purposes.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2023

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 21, 2023, which Proxy Statement is to be filed with the Commission.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 21, 2023, which Proxy Statement is to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 21, 2023, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 21, 2023, which Proxy Statement is to be filed with the Commission.

Item 14. Principal Accountant Fees and Services

Our Independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 21, 2023, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The financial statements included in Item 8 - Financial Statements and Supplementary Data above are filed as part of this annual report.
—	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on July 25, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
4.1
Indenture, dated as of October 7, 2020, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 8.500% Senior Secured Notes due 2024 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Commission on October 7, 2020).

4.2	Form of 8.500% Senior Secured Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1).
4.3
First Lien Intercreditor Agreement, dated as of October 7, 2020, between Barclays Bank PLC, as Authorized Representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as First Lien Notes Collateral Agent and Authorized Representative for the First Lien Notes Secured Parties (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed with the Commission on October 7, 2020).

4.4
Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020).

4.5	Form of PSP Warrant (included in Exhibit 4.4 as Annex B thereto)
4.6
PSP2 Warrant Agreement dated as of January 15, 2021, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on October 6, 2021).

4.7	Form of PSP2 Warrant (Included in Exhibit 4.6 as Annex B thereto).
4.8
Indenture, dated as of August 17, 2022, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Commission on August 17, 2022).

4.9	Form of 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.8 above).
4.10	Description of Securities
10.1
Airport Use and Lease Agreement signed on March 17, 2011 between the Company and Clark County Department of Aviation (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on February 27, 2012-SEC File No. 001-33166).

10.2
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on February 26, 2013-SEC File No. 001-33166).

10.3	2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016). (1)
10.4
Form of Restricted Stock Agreement used for Directors of the Company under the 2016 Long-term Incentive Plan (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016). (1)

10.5
Form of Restricted Stock Agreement used for Employees of the Company under the 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 1, 2016). (1)

10.6
Credit Agreement dated as of June 24, 2019 among Sunrise Asset Management, Bank of America Leasing and Capital, LLC, Sumitomo Mitsui Banking Corporation and Bank of Utah, as agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on July 31, 2019). (2)

10.7
Payroll Support Program Agreement dated April 20, 2020 between Allegiant Air, LLC and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020).

10.8
Payroll Support Program Extension Agreement dated January 15, 2021 between Allegiant Air, LLC and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on March 1, 2021).

10.9
Payroll Support Program 3 Agreement dated April 23, 2021, between Allegiant Air, LLC and the United States Department of the Treasury (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.10
Credit Agreement dated as of October 13, 2021 among Sunseeker Florida, Inc., Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, the Lenders party thereto, Wilmington Trust, National Association as Administrative Agent and Castlelake Lending Opportunities, LLC as Facility Manager (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.11
Disbursement Agreement dated as of October 13, 2021 among Sunseeker Florida, Inc. and Wilmington Trust, National Association as Disbursement Agent and Administrative Agent (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.12
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 13, 2021 made by Sunseeker Florida, Inc., to Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.13
Share Pledge Agreement dated as of October 13, 2021 between SFI Equity Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.14
Payment Guaranty dated as of October 13, 2021 among Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, SFI Equity Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.15
Carry and Completion Guaranty dated as of October 13, 2021 among Allegiant Travel Company, certain subsidiaries of Allegiant Travel Company, SFI Equity Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.16
Aircraft General Terms Agreement WJE-AGTA between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with Commission on March 1, 2022). (2)

10.17
Purchase Agreement Number PA-05130 between The Boeing Company and Allegiant Air, LLC relating to Boeing Models 737-8-200 and 737-7 Aircraft (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.18
Table 1A to Purchase Agreement No. PA-05130 Aircraft Information Table (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.19
Table 1B to Purchase Agreement No. PA-05130 Aircraft Information Table (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.20
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.21
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-2 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.22
Aircraft Delivery Requirements and Responsibilities between The Boeing Company and Allegiant Air, LLC Exhibit B to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.23
Airframe and Optional Features Escalation Adjustment between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit AE1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.24
Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.25
Customer Support Variables between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit CS1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.26
Engine Escalation Adjustment, Engine Warranty and Patent Indemnity between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit EE1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.27
Service Life Policy between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit SLP1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.28
Letter Agreement WJE-PA-05130-LA-2101477 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.29
Attachment A to Letter Agreement No. WJE-PA-05130-LA-2101477 (incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.30
Attachment B to Letter Agreement No. WJE-PA-05130-LA-2101477 (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.31
Letter Agreement WJE-PA-05130-LA-2101478 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.32
Letter Agreement WJE-PA-05130-LA-2101479 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.33
Letter Agreement WJE-PA-05130-LA-2101481 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.34
Letter Agreement WJE-PA-05130-LA-2101482 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.35
Letter Agreement WJE-PA-05130-LA-2101483 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.36
Letter Agreement WJE-PA-05130-LA-2101485 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.37
Attachment to Letter Agreement WJE-PA-05130-LA-2101485 (incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.38
Attachment to Letter Agreement WJE-PA-05130-LA-2101485 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.39
Letter Agreement WJE-PA-05130-LA-2101487 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.40
Letter Agreement WJE-PA-05130-LA-2101488 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.41
Letter Agreement WJE-PA-05130-LA-2101489 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.42
Letter Agreement WJE-PA-05130-LA-2101490 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.43
Letter Agreement WJE-PA-05130-LA-2101491 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.44
Letter Agreement WJE-PA-05130-LA-2103907 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.45
Letter Agreement WJE-PA-05130-LA-2103908 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.46
Attachment to Letter Agreement WJE-PA-05130-LA-2103908 (incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.47
Letter Agreement WJE-PA-05130-LA-2103909 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.57 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.48
Letter Agreement WJE-PA-05130-LA-2103923 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.58 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.49
Letter Agreement WJE-PA-05130-LA-2103924 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.59 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.50
Letter Agreement WJE-PA-05130-LA-2103925 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.60 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.51
Letter Agreement WJE-PA-05130-LA-2103930 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.61 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.52
Letter Agreement WJE-PA-05130-LA-2104792 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.62 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.53
Letter Agreement WJE-PA-05130-LA-2104982 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.54
Letter Agreement WJE-PA-05130-LA-2105122 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.64 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.55
Letter Agreement WJE-PA-05130-LA-2105267 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.56
Letter Agreement WJE-PA-05130-LA-2105268 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.57
Letter Agreement WJE-PA-05130-LA-2105443 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.58
Letter Agreement WJE-PA-05130-LA-2105503 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.68 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.59
Employment Agreement dated as of April 27, 2022 between the Company and John Redmond (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on August 4, 2022). (1)

10.60
Restricted Stock Agreement dated June 1, 2022 between the Company and John Redmond (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on August 4, 2022). (1)

10.61
Stock Option Agreement dated June 1, 2022 between the Company and John Redmond (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on August 4, 2022). (1)

10.62
Employment Agreement dated as of August 1, 2022 between the Company and Scott Sheldon (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (1)

10.63
Employment Agreement dated as of August 1, 2022 between the Company and Gregory Anderson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (1)

10.64
Employment Agreement dated as of August 1, 2022 between the Company and Scott DeAngelo (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (1)

10.65
Employment Agreement dated as of August 1, 2022 between the Company and Robert Wilson, III (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (1)

10.66
Revolving Credit and Guaranty Agreement, dated as of August 17, 2022, among the Company, as borrower, certain subsidiaries of the Company party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent and lead arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on August 17, 2022).

10.67
PDP Credit Agreement dated as of September 30, 2022 among Allegiant Air, LLC, Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale as Original Lenders and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022).

10.68
Purchase Agreement Assignment and Security Agreement dated as of September 30, 2022, between Allegiant Air, LLC and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022).

10.69
Definitions Relating to the PDP Credit Agreement and the Security Agreement referenced in items 10.67 and 10.68 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the Commission on November 3, 2022).

10.70
Allegiant Guarantee Agreement dated as of September 30, 2022 between the Company and Bank of Utah as security trustee. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022).

10.71	2022 Long-Term Incentive Plan. (1)
10.72	Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Employees. (1)
10.73	Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Board Members. (1)
10.74	Employment Agreement dated as of December 1, 2022, between the Company and Keny Wilper. (1)
21	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020 (v) Consolidated Cash Flow Statements for the years ended December 31, 2022, 2021 and 2020 (vi) the Notes to the Consolidated Financial Statements. (3)

(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 27, 2023.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (President)

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Gregory Anderson and Robert Neal, and each of them acting alone, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Redmond	Chief Executive Officer and Director	February 27, 2023
John Redmond	(Principal Executive Officer)

/s/ Robert Neal	Chief Financial Officer	February 27, 2023
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	February 27, 2023
Rebecca Aretos	(Principal Accounting Officer)

/s/ Maurice J. Gallagher, Jr.	Director (Chairman of the Board)	February 27, 2023
Maurice J. Gallagher, Jr.

/s/ Montie Brewer	Director	February 27, 2023
Montie Brewer

/s/ Gary Ellmer	Director	February 27, 2023
Gary Ellmer

/s/ Ponder Harrison	Director	February 27, 2023
M. Ponder Harrison

/s/ Linda Marvin	Director	February 27, 2023
Linda Marvin

/s/ Sandra D. Morgan	Director	February 27, 2023
Sandra D. Morgan

/s/ Charles W. Pollard	Director	February 27, 2023
Charles W. Pollard