Form 10-Q
period 2023-03-31
Allegiant Travel CO
filed 2023-05-08
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_______

Commission File Number 001-33166
Allegiant Travel Company
(Exact Name of Registrant as Specified in Its Charter)

Nevada		20-4745737

(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

1201 North Town Center Drive
Las Vegas,	Nevada	89144
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s Telephone Number, Including Area Code: (702) 851-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001	ALGT	NASDAQ Global Select Market

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

As of April 24, 2023, the registrant had 18,429,004 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2023	December 31, 2022
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$317,573	$229,989
Restricted cash	17,157	15,457
Short-term investments	690,593	725,063
Accounts receivable	57,798	106,578
Expendable parts, supplies and fuel, net	35,086	35,546
Prepaid expenses and other current assets	181,893	161,636
TOTAL CURRENT ASSETS	1,300,100	1,274,269
Property and equipment, net	2,946,941	2,810,693
Long-term investments	68,801	63,318
Deferred major maintenance, net	162,221	157,410
Operating lease right-of-use assets, net	106,999	111,679
Deposits and other assets	95,359	93,928
TOTAL ASSETS:	$4,680,421	$4,511,297
CURRENT LIABILITIES
Accounts payable	$65,936	$58,335
Accrued liabilities	225,510	226,276
Current operating lease liabilities	20,200	19,973
Air traffic liability	479,530	379,459
Loyalty program liability	36,417	32,888
Current maturities of long-term debt and finance lease obligations, net of related costs	289,669	152,900
TOTAL CURRENT LIABILITIES	1,117,262	869,831
Long-term debt and finance lease obligations, net of current maturities and related costs	1,816,151	1,944,078
Deferred income taxes	348,334	346,388
Noncurrent operating lease liabilities	89,903	94,972
Loyalty program liability	23,216	23,612
Other noncurrent liabilities	14,158	11,718
TOTAL LIABILITIES:	3,409,024	3,290,599
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	25	25
Treasury shares	(672,493)	(660,023)
Additional paid in capital	714,506	709,471
Accumulated other comprehensive income, net	3,242	1,257
Retained earnings	1,226,117	1,169,968
TOTAL EQUITY:	1,271,397	1,220,698
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,680,421	$4,511,297

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES:
Passenger	$609,277	$463,961
Third party products	26,037	22,480
Fixed fee contracts	14,117	13,386
Other	256	282
Total operating revenues	649,687	500,109
OPERATING EXPENSES:
Aircraft fuel	189,546	164,137
Salaries and benefits	159,623	134,010
Station operations	61,520	65,744
Depreciation and amortization	54,680	46,343
Maintenance and repairs	26,442	27,820
Sales and marketing	26,928	22,350
Aircraft lease rentals	7,092	6,132
Other	30,643	26,202
Special charges	(1,612)	142
Total operating expenses	554,862	492,880
OPERATING INCOME	94,825	7,229
OTHER (INCOME) EXPENSES:
Interest expense	35,708	19,791
Capitalized interest	(5,180)	(1,216)
Interest income	(10,128)	(773)
Other, net	7	(6)
Total other expenses	20,407	17,796
INCOME (LOSS) BEFORE INCOME TAXES	74,418	(10,567)
INCOME TAX PROVISION (BENEFIT)	18,269	(2,686)
NET INCOME (LOSS)	$56,149	$(7,881)
Earnings (loss) per share to common shareholders:
Basic	$3.09	$(0.44)
Diluted	$3.09	$(0.44)
Shares used for computation:
Basic	17,766	17,954
Diluted	17,769	17,954

Cash dividends declared per share:	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$56,149	$(7,881)
Other comprehensive income:
Change in available for sale securities, net of tax	1,985	3,355
Total other comprehensive income (loss)	1,985	3,355
TOTAL COMPREHENSIVE INCOME (LOSS)	$58,134	$(4,526)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	(5)	—	5,035	—	—	—	5,035
Shares repurchased by the Company and held as treasury shares	(125)	—	—	—	—	(12,470)	(12,470)
Other comprehensive income	—	—	—	1,985	—	—	1,985
Net income	—	—	—	—	56,149	—	56,149
Balance at March 31, 2023	17,998	$25	$714,506	$3,242	$1,226,117	$(672,493)	$1,271,397

	Three Months Ended March 31, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	8	—	3,270	—	—	—	3,270
Other comprehensive income	—	—	—	3,355	—	—	3,355
Net (loss)	—	—	—	—	(7,881)	—	(7,881)
Balance at March 31, 2022	18,119	$25	$695,323	$5,411	$1,159,594	$(638,057)	$1,222,296

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$56,149	$(7,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,680	46,343
Special charges	(1,835)	142
Other adjustments	1,592	6,155
Changes in certain assets and liabilities:
Air traffic liability	100,071	145,169
Other - net	4,743	(13,927)
Net cash provided by operating activities	215,400	176,001
Cash flows from investing activities:
Purchase of investment securities	(251,937)	(302,161)
Proceeds from maturities of investment securities	288,591	311,332
Aircraft pre-delivery deposits	(33,516)	(46,694)
Purchase of property and equipment	(129,883)	(71,659)
Other investing activities	12,506	(572)
Net cash (used in) investing activities	(114,239)	(109,754)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	59,516	—
Repurchase of common stock	(12,470)	—
Principal payments on debt and finance lease obligations	(51,492)	(37,335)
Debt issuance costs	(877)	(308)
Other financing activities	(6,554)	—
Net cash (used in) financing activities	(11,877)	(37,643)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	89,284	28,604
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	245,446	400,701
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$334,730	$429,305

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$41,645	$18,007
Income tax payments	14	17
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Flight equipment acquired under finance leases	—	68,211
Purchases of property and equipment in accrued liabilities	69,240	37,083

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2022 and filed with the Securities and Exchange Commission.

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

Note 2 — Sunseeker Special Charges

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. Additionally in the fourth quarter of 2022, there was another weather-related event and a fire that caused additional damage. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $52.1 million was recorded as a special charge in 2022.

During the quarter ended March 31, 2023, the Company recorded $1.8 million of insurance recoveries. The recoveries are offset by $0.2 million of additional losses recorded during the quarter, resulting in a special charge of $(1.6) million. To date, the Company has recorded insurance recoveries of $19.9 million related to Hurricane Ian and subsequent insurance events.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Scheduled service	$311,728	$223,854
Ancillary air-related charges	283,902	229,464
Loyalty redemptions	13,647	10,643
Total passenger revenue	$609,277	$463,961

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of March 31, 2023, the air traffic liability balance was $479.5 million, of which approximately $425.3 million was related to forward bookings, with the remaining $54.2 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $379.5 million that was recorded in the air traffic liability balance as of December 31, 2022, approximately 68.8 percent was recognized into passenger revenue during the three months ended March 31, 2023.

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

Loyalty redemptions

In relation to the travel component of the Allways® Allegiant co-branded credit card contract with Bank of America, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions. Therefore, consideration received from Bank of America related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the underlying service is provided. Similarly, in relation to the Allways Rewards program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger revenue when the points are redeemed and the underlying service has been provided.

The following table presents the activity of the point liability for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Points balance at January 1	$56,541	$40,490
Points awarded (deferral of revenue)	16,739	16,957
Points redeemed (recognition of revenue)	(13,647)	(10,643)
Points balance at March 31	$59,633	$46,804

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Flight equipment, including pre-delivery deposits	$3,000,824	$2,937,767
Computer hardware and software	230,034	209,808
Land and buildings/leasehold improvements	62,157	62,227
Other property and equipment	100,213	95,156
Sunseeker Resort	406,192	320,572
Total property and equipment	3,799,420	3,625,530
Less accumulated depreciation and amortization	(852,479)	(814,837)
Property and equipment, net	$2,946,941	$2,810,693

Accrued capital expenditures as of March 31, 2023 and December 31, 2022 were $69.2 million and $54.6 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Fixed-rate debt and finance lease obligations due through 2032	$1,719,077	$1,720,998
Variable-rate debt due through 2029	386,743	375,980
Total debt and finance lease obligations, net of related costs	2,105,820	2,096,978
Less current maturities, net of related costs	289,669	152,900
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,816,151	$1,944,078

Weighted average fixed-interest rate on debt	6.4%	6.5%
Weighted average variable-interest rate on debt	6.6%	6.1%

				Interest Rate(s) Per Annum at			March 31, 2023	December 31, 2022
(in thousands)	Maturity Dates			March 31, 2023
Senior secured notes	2024	—	2027	7.25%	—	8.50%	$700,000	$700,000
Consolidated variable interest entities	2024	—	2029	2.92%	—	4.10%	103,966	79,453
Revolving credit facilities	2024	—	2027	7.32%			62,844	30,327
Debt secured by aircraft, engines, other equipment and real estate	2023	—	2029	1.87%	—	7.45%	438,282	466,335
Finance leases	2028	—	2032	4.44%	—	7.00%	473,339	494,328
Construction loan agreement	2028			5.75%			350,000	350,000
Total debt							$2,128,431	$2,120,443
Related costs							(22,611)	(23,465)
Total debt net of related costs							$2,105,820	$2,096,978

Maturities of long term debt as of March 31, 2023, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of March 31, 2023
Remaining in 2023	$104,631
2024	365,058
2025	161,775
2026	155,579
2027	709,921
2028	278,929
Thereafter	329,927
Total debt and finance lease obligations, net of related costs	$2,105,820

Revolving Credit Facility

In February 2023, the Company, through a wholly owned subsidiary, entered into a credit agreement with Credit Agricole Corporate and Investment Bank, under which the Company is entitled to borrow up to $100.0 million. This revolving credit facility replaced a revolving credit facility with the same lender which was to expire in March 2023. The revolving credit facility has a maturity date of March 31, 2026 and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility bear interest at a floating rate based on SOFR. As of March 31, 2023, the facility remains undrawn.

Consolidated Variable Interest Entities

In February 2023, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $27.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. The borrowing bears interest at a rate of 2.92 percent and is payable in monthly installments through February 2029, at which time the Company will have a purchase option at a fixed amount.

Note 6 — Income Taxes

The Company recorded an $18.3 million income tax expense at an effective tax rate of 24.5 percent and a $2.7 million income tax benefit at a 25.4 percent effective tax rate for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2023.

Financial instruments measured at fair value on a recurring basis:

	As of March 31, 2023			As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$105,574	$105,574	$—	$88,073	$88,073	$—
Commercial paper	70,727	—	70,727	50,791	—	50,791
Municipal debt securities	7,593	—	7,593	8,599	—	8,599
Total cash equivalents	183,894	105,574	78,320	147,463	88,073	59,390
Short-term
Commercial paper	373,285	—	373,285	421,279	—	421,279
US Treasury Bonds	23,457	—	23,457	—	—	—
Corporate debt securities	133,273	—	133,273	166,136	—	166,136
Municipal debt securities	12,157	—	12,157	30,426	—	30,426
Federal agency debt securities	148,421	—	148,421	107,222	—	107,222
Total short-term	690,593	—	690,593	725,063	—	725,063
Long-term
Federal agency debt securities	38,261	—	38,261	20,050	—	20,050
Corporate debt securities	22,904	—	22,904	35,688	—	35,688
Municipal debt securities	7,636	—	7,636	7,580	—	7,580
Total long-term	68,801	—	68,801	63,318	—	63,318
Total financial instruments	$943,288	$105,574	$837,714	$935,844	$88,073	$847,771

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

Carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of March 31, 2023		As of December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Non-publicly held debt	$1,655,092	$1,636,067	$1,626,114	$1,561,939	3

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

For the three months ended March 31, 2022, basic and diluted loss per share are the same because of the loss position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2023	2022
Basic:
Net income (loss)	$56,149	$(7,881)
Less income allocated to participating securities	(1,254)	—
Net income (loss) attributable to common stock	$54,895	$(7,881)
Earnings (loss) per share, basic	$3.09	$(0.44)
Weighted-average shares outstanding	17,766	17,954
Diluted:
Net income (loss)	$56,149	$(7,881)
Less income allocated to participating securities	(1,254)	—
Net income (loss) attributable to common stock	$54,895	$(7,881)
Earnings (loss) per share, diluted	$3.09	$(0.44)
Weighted-average shares outstanding	17,766	17,954
Dilutive effect of stock options and restricted stock	104	—
Adjusted weighted-average shares outstanding under treasury stock method	17,870	17,954
Participating securities excluded under two-class method	(101)	—
Adjusted weighted-average shares outstanding under two-class method	17,769	17,954

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

Sunseeker Resort Segment

The Sunseeker Resort segment represents activity related to the development and construction of Sunseeker Resort in Southwest Florida, as well as the renovation of Aileron Golf Course (formerly known as Kingsway Golf Course). Plans for the resort include a 500-room hotel and two towers offering more than 180 one, two and three-bedroom suites, bar and restaurant options, and other amenities. The golf course is a short drive from the resort and is considered, from a planning and strategic perspective, to be an additional resort amenity. The construction of Sunseeker Resort is an extension of the Company's leisure travel focus and it is expected that many customers flying to Southwest Florida on Allegiant will elect to stay at this resort and enjoy its amenities.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Three Months Ended March 31, 2023
Operating revenue:
Passenger	$609,277	$—	$609,277
Third party products	26,037	—	26,037
Fixed fee contracts	14,117	—	14,117
Other	251	5	256
Operating income (loss)	97,574	(2,749)	94,825
Interest expense, net	18,741	1,695	20,436
Depreciation and amortization	54,622	58	54,680
Capital expenditures	92,432	85,620	178,052
Three Months Ended March 31, 2022
Operating revenue:
Passenger	$463,961	$—	$463,961
Third party products	22,480	—	22,480
Fixed fee contracts	13,386	—	13,386
Other	281	1	282
Operating income (loss)	10,176	(2,947)	7,229
Interest expense, net	15,828	1,974	17,802
Depreciation and amortization	46,341	2	46,343
Capital expenditures	142,178	63,781	205,959

Total assets were as follows as of the dates indicated:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Airline	$4,130,023	$4,047,134
Sunseeker Resort	550,398	464,163
Consolidated	$4,680,421	$4,511,297

Note 11 — Subsequent Events

In April, 2023, the Company received advances of $55.9 million under the $200 million credit facility used to fund pre-delivery deposits for the Company's Boeing order.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2023 and 2022. Also discussed is our financial position as of March 31, 2023 and December 31, 2022. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2023 Review

First quarter 2023 highlights include:

–Earnings per share of $3.09
–Operating income of $94.8 million, yielding an operating margin of 14.6 percent
–Total operating revenue was $649.7 million, up 29.9 percent over prior year
–Total fixed fee contracts revenue of $14.1 million, the highest first-quarter total in company history
–Total revenue per available seat mile or TRASM of 13.89 cents, up 28.8 percent year-over-year
–Load factor of 85.8 percent, a 6.9 point improvement year-over-year
–Total average fare of $154.12, up 17.5 percent year-over-year, the highest quarterly average fare in company history
–Total average ancillary revenue per passenger, including third party products, of $75.19, up 10.7 percent as compared to first quarter 2022 driven by overall strength in core products and the Allegiant Extra rollout
–Acquired over 46 thousand new Allways rewards credit card holders during the quarter, the highest quarterly acquisition in program history
–Received $28 million in remuneration from the co-branded credit card during the quarter
–Allegiant recently named to the Forbes' America's Best Midsize Employers for 2023, Newsweek's America's Greatest Workplaces for Diversity 2023, and Fortune's America's Most Innovative Companies 2023 lists

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2023	December 31, 2022
A319	35	35
A320(1)	89	86
Total	124	121
(1)Does not include two aircraft of which we have taken delivery as of March 31, 2023, but were not yet in service as of that date.

As of March 31, 2023, we are party to forward purchase agreements for 53 aircraft with five deliveries expected in 2023, 24 in 2024 and the remainder thereafter. Two of the aircraft scheduled for delivery in 2023 are the initial aircraft under our Boeing contract, which are scheduled to be delivered in fourth quarter 2023.

NETWORK

As of March 31, 2023, we were selling 574 routes versus 617 as of the same date in 2022. As discussed below, overall capacity and the number of routes served have been reduced to preserve systemwide operational reliability. We expect route count to remain below 2022 levels throughout the year as we focus on our core markets during our busiest travel periods. We have identified 1,400 incremental routes as opportunities for future network growth, of which over 80% currently have no current non-stop service. Our total active number of origination cities and leisure destinations were 93 and 32, respectively, as of March 31, 2023.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands.

TRENDS

COVID-19
The COVID-19 pandemic significantly impacted our operating results in 2020 and 2021 and we suffered numerous cancellations due to the effect of the Omicron variant on flight crews into first quarter 2022. Although legislation has been passed to end the national emergency from the pandemic, future outbreaks of COVID-19 or other similar diseases may impact our operations into the future. We believe that demand in the foreseeable future could vary in response to fluctuations in COVID-19 cases, variants of the virus, hospitalizations, deaths, treatment efficacy, the availability of vaccines, CDC recommendations, and government restrictions.

Strong Demand Momentum

As concerns over COVID-19 have declined, we have seen significant increases in load factors and average total fare per passenger beginning in March 2022, and continuing to date.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021 and the increases were exacerbated by the geopolitical impact of the war in Ukraine. As a result, the average fuel cost per gallon increased by 11.4 percent in first quarter 2023 over first quarter 2022. Fuel prices reached a peak in the second quarter of 2022, and have declined by approximately 22 percent since that time as we have seen refinery costs decline by 15 percent year over year. Fuel costs remain significantly higher than prior periods. We expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complementary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Delays for aircraft in heavy maintenance, pilot constraints, airport construction disruption and air traffic control delays in certain markets continue to impact our operations and we have further pulled back some of our capacity in 2023 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have jointly requested the involvement of the National Mediation Board ("NMB") to assist with the negotiations. The mediation process with the NMB has begun. We are also in the process of negotiating a new contract with the union representing our flight attendants. Further, we have reached a tentative agreement with the union for our flight dispatchers which will increase pay rates and extend the term of that collective bargaining agreement by two years.

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

Engagement of Schneider Electric as ESG Consultant

We are continuing our partnership with Schneider Electric to help us develop our Environmental, Social and Governance (ESG) program. During 2023, we expect to establish ESG goals and environmental goal achievement plans and will continue to provide carbon emissions reporting of Scope 1, 2, and 3 greenhouse gas (GHG) emissions.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel on transborder flights between United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. In January 2023, the DOT declared our application substantially complete, but we have yet to receive a final ruling from the DOT. Allegiant and VivaAerobus have received approval from the Mexican Federal Economic Competition Commission to proceed with the alliance.

We and VivaAerobus currently expect to offer new routes under the alliance in late 2023, pending U.S. governmental approval of the applications and the return of Mexico to a Category 1 status under the FAA’s International Aviation Safety Assessment (“IASA”) program. The Category 1 status allows foreign airlines to expand their services to U.S. destinations and enter into codeshare partnerships with U.S. airlines. The FAA and Mexican Authorities currently anticipate an upgrade to Category 1 this summer pending successful completion of the final steps of the process.

Sunseeker Resort

Construction of Sunseeker Resort Charlotte Harbor is continuing and we expect to open the resort in October 2023.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022

As comparisons of our first quarter 2023 results to the first quarter of 2022 reflect changes due to the continued impact of the COVID-19 pandemic on air travel during the first quarter of 2022, year-over-year comparisons below are not necessarily indicative of expected full year-over-year results.

Operating Revenue

Passenger revenue. For the first quarter 2023, passenger revenue increased 31.3 percent compared to the same period in 2022 on relatively flat capacity year over year, with scheduled service available seat miles (ASMs) increasing by 1.4 percent. Stronger passenger demand drove a 24.8 percent increase in average base fare and a 6.9 percentage point increase in scheduled service load factor. An 11.3 percent increase in ancillary air-related revenue per passenger, excluding third party products, also contributed to the increase in passenger revenue.

The increase in ancillary air-related revenue per passenger over the same period in 2022 was primarily driven by overall strength in core products and the Allegiant Extra rollout.

Third party products revenue. Third party products revenue for the first quarter 2023 increased 15.8 percent compared to the first quarter 2022. The increase from 2022 is primarily the result of a $2.8 million, or 23.6 percent, increase in the marketing component of co-branded credit card revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the first quarter 2023 increased 5.5 percent compared to the same period in 2022 on stronger than expected performance during March Madness.The increase was also driven by increased fuel per gallon pass throughs, which are accounted for as fixed fee contract revenue. Fixed fee departures were relatively flat year over year.

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

	Three Months Ended March 31,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	4.05	¢	3.55	¢	14.1%
Salaries and benefits	3.41		2.90		17.6
Station operations	1.32		1.42		(7.0)
Depreciation and amortization	1.17		1.00		17.0
Maintenance and repairs	0.57		0.60		(5.0)
Sales and marketing	0.58		0.48		20.8
Aircraft lease rentals	0.15		0.13		15.4
Other	0.64		0.59		8.5
Special charges	(0.03)		—		NM
CASM	11.86	¢	10.67	¢	11.2
Operating CASM, excluding fuel	7.81	¢	7.12	¢	9.7
Sunseeker Resort CASM	0.06		0.06		—
Operating CASM, excluding fuel and Sunseeker Resort activity	7.75	¢	7.06	¢	9.8
NM - Not meaningful

Aircraft fuel expense. Aircraft fuel expense increased $25.4 million, or 15.5 percent, for the first quarter 2023 compared to first quarter 2022. This is primarily due to an 11.4 percent increase in average fuel cost per gallon and a 3.7 percent increase in gallons consumed.

Salaries and benefits expense. Salaries and benefits expense increased $25.6 million, or 19.1 percent, for the first quarter 2023 when compared to the same period in 2022. The increase is primarily due to a 17.1 percent increase in the number of full time equivalent employees from the first quarter 2022.

Station operations expense. Station operations expense for the first quarter 2023 decreased $4.2 million, or 6.4 percent compared to the same period in 2022 due to an 86.5 percent decrease in customer compensation related to irregular operations offset by a 2.3 percent increase in departures and continued inflationary pressures on landing fees, ground handling, and other stations related expense.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter 2023 increased by 18.0 percent as compared to the first quarter 2022 driven by a 12.1 percent increase in the average number of aircraft owned and in service as well as an increase in the amortization of major maintenance costs.

Maintenance and repairs expense. Maintenance and repairs expense for the first quarter 2023 decreased $1.4 million, or 5.0 percent, compared to the same period in 2022, primarily due to a higher volume of repairs in the prior year quarter.

Sales and marketing expense. Sales and marketing expense for the first quarter 2023 increased by 20.5 percent compared to the same period in 2022, primarily due to an increase in credit card fees as a result of a 31.3 percent increase in passenger revenue year-over-year.

Other operating expense. Other operating expense increased $4.4 million or 16.9 percent for the first quarter 2023 compared to the first quarter 2022 attributable to incremental increases in outsourced labor and software support associated with ongoing IT initiatives.

Special charges. During first quarter 2023, we recorded $(1.6) million of special charges as recognition of $1.8 million of insurance recoveries were offset by $0.2 million of additional charges during the quarter.

Interest Expense and Income

Interest expense for the quarter ended March 31, 2023 increased by $15.9 million, or 80.4 percent over first quarter 2022, due to new fixed rate debt and finance lease transactions entered into since first quarter 2022 as well as a 3.5 percentage point increase in the weighted average variable interest rate year-over-year due to increases in the indexes. The increase in interest expense was partially offset by a $9.4 million increase in interest income compared to first quarter 2022, due to higher yields on investments in debt securities.

Income Tax Expense

We recorded an $18.3 million income tax expense at an effective tax rate of 24.5 percent and a $2.7 million income tax benefit at a 25.4 percent effective tax rate for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended March 31,			Percent Change (1)
	2023	2022		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,148,453	3,734,262		11.1%
Available seat miles (ASMs) (thousands)	4,677,622	4,620,144		1.2
Airline operating expense per ASM (CASM) (cents)	11.80 ¢	10.61	¢	11.2
Fuel expense per ASM (cents)	4.05 ¢	3.55	¢	14.1
Airline operating CASM, excluding fuel (cents)	7.75 ¢	7.06	¢	9.8
Departures	29,145	28,494		2.3
Block hours	71,790	69,655		3.1
Average stage length (miles)	908	920		(1.3)
Average number of operating aircraft during period	122.7	109.5		12.1
Average block hours per aircraft per day	6.5	7.1		(8.5)
Full-time equivalent employees at end of period	5,318	4,692		13.3
Fuel gallons consumed (thousands)	55,434	53,438		3.7
ASMs per gallon of fuel	84.4	86.5		(2.4)
Average fuel cost per gallon	$3.42	$3.07		11.4

Scheduled service statistics:
Passengers	4,122,196	3,709,104		11.1
Revenue passenger miles (RPMs) (thousands)	3,925,362	3,558,045		10.3
Available seat miles (ASMs) (thousands)	4,573,766	4,512,315		1.4
Load factor	85.8%	78.9%		6.9
Departures	28,273	27,637		2.3
Block hours	70,009	67,829		3.2
Average seats per departure	176.0	175.6		0.2
Yield (cents) (2)	8.29 ¢	6.59	¢	25.8
Total passenger revenue per ASM (TRASM) (cents)(3)	13.89 ¢	10.78	¢	28.8
Average fare - scheduled service(4)	$78.93	$63.22		24.8
Average fare - air-related charges(4)	$68.87	$61.87		11.3
Average fare - third party products	$6.32	$6.06		4.3
Average fare - total	$154.12	$131.15		17.5
Average stage length (miles)	915	926		(1.2)
Fuel gallons consumed (thousands)	54,145	52,110		3.9
Average fuel cost per gallon	$3.42	$3.01		13.6
Rental car days sold	354,426	367,094		(3.5)
Hotel room nights sold	68,939	72,539		(5.0)
Percent of sales through website during period	95.6%	96.0%		(0.4)
(1)Except load factor and percent of sales through website during period, which are presented as a percentage point change.
(2)Defined as scheduled service revenue divided by revenue passenger miles.
(3)Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.08 billion at March 31, 2023, from $1.02 billion at December 31, 2022. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, availability under revolving credit facilities, and borrowings to meet our future contractual obligations. We will continue to consider raising funds through debt financing on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased slightly from $2.12 billion as of December 31, 2022 to $2.13 billion as of March 31, 2023. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of March 31, 2023 was $1.03 billion, a decrease of $49.8 million from December 31, 2022. During the three months ended March 31, 2023, we exercised a $15.2 million purchase option on one Airbus A320 finance leased aircraft and subsequently refinanced the same aircraft for $27.0 million. We also entered into a revolving credit facility to borrow up to $100 million which remains undrawn. During this period, we made principal payments on debt of $51.5 million.

As of March 31, 2023, approximately 82 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2023, our operating activities provided $215.4 million of cash compared to $176.0 million during the same period 2022. This change is mostly attributable to a $64.0 million increase in net income offset by changes in current assets and liability accounts.

Investing Activities. Cash used for investing activities was $114.2 million during the three months ended March 31, 2023 compared to $109.8 million used for investing activities during the same period in 2022. The change is due to a $58.2 million increase in purchases of property and equipment, offset by a decrease of $13.2 million in aircraft pre-delivery deposits and a $27.5 million increase in proceeds from maturities, net of purchases, of investment securities compared to the three months ended March 31, 2022.

Financing Activities. Cash used for financing activities for the three months ended March 31, 2023 was $11.9 million, compared to $37.6 million for the same period in 2022. The change was the result of $59.5 million in proceeds from debt and finance lease obligations in the three months ended March 31, 2023, compared to none in the prior year quarter, which was offset by $12.5 million used for repurchases of common stock in the three months ended March 31, 2023, compared to none in the prior year quarter and by a $14.2 million increase in principal payments of debt and finance lease obligations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, the implementation of a joint alliance with VivaAerobus, the opening date for our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of Hurricane Ian on our Florida markets and on completion of Sunseeker Resort, the impact and duration of the COVID-19 pandemic on airline travel and the economy, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of management changes and the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully develop a resort in Southwest Florida, increases in maintenance cost, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2023. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2022 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2023 represented 34.2 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2023, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $18.9 million. We have not hedged fuel price risk for many years.

Interest Rates

As of March 31, 2023, we had $391.6 million of variable-rate debt, including current maturities and without reduction for $4.9 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $0.9 million for the three months ended March 31, 2023.

Item 4. Controls and Procedures

As of March 31, 2023, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the Commission on February 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during the first quarter 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
January	7,028	$86.02	None
February	84,010	$98.94	83,973
March	34,431	$103.29	33,681
Total	125,469	$99.41	117,654	$88,196

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022).
10.1	Separation Agreement and Mutual Release of All Claims between the Company and Scott Sheldon dated January 27, 2023.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 8, 2023	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer