Form 10-Q
period 2023-06-30
Allegiant Travel CO
filed 2023-08-07
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or
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

As of July 21, 2023, the registrant had 18,447,113 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2023	December 31, 2022
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$152,239	$229,989
Restricted cash	16,381	15,457
Short-term investments	825,167	725,063
Accounts receivable	47,147	106,578
Expendable parts, supplies and fuel, net	34,566	35,546
Prepaid expenses and other current assets	132,998	161,636
TOTAL CURRENT ASSETS	1,208,498	1,274,269
Property and equipment, net	3,176,517	2,810,693
Long-term investments	69,296	63,318
Deferred major maintenance, net	168,137	157,410
Operating lease right-of-use assets, net	110,493	111,679
Deposits and other assets	96,605	93,928
TOTAL ASSETS:	$4,829,546	$4,511,297
CURRENT LIABILITIES
Accounts payable	63,995	58,335
Accrued liabilities	263,358	226,276
Current operating lease liabilities	21,088	19,973
Air traffic liability	411,131	379,459
Loyalty program liability	37,718	32,888
Current maturities of long-term debt and finance lease obligations, net of related costs	270,216	152,900
TOTAL CURRENT LIABILITIES	1,067,506	869,831
Long-term debt and finance lease obligations, net of current maturities and related costs	1,887,785	1,944,078
Deferred income taxes	371,044	346,388
Noncurrent operating lease liabilities	92,285	94,972
Loyalty program liability	27,127	23,612
Other noncurrent liabilities	10,238	11,718
TOTAL LIABILITIES:	$3,455,985	$3,290,599
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	25
Treasury shares	(671,224)	(660,023)
Additional paid in capital	727,534	709,471
Accumulated other comprehensive income, net	2,639	1,257
Retained earnings	1,314,586	1,169,968
TOTAL EQUITY:	1,373,561	$1,220,698
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,829,546	$4,511,297

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Passenger	$642,747	$592,604	$1,252,023	$1,056,566
Third party products	28,904	27,787	54,942	50,267
Fixed fee contracts	11,741	8,920	25,858	22,305
Other	418	536	674	818
Total operating revenues	683,810	629,847	1,333,497	1,129,956
OPERATING EXPENSES:
Aircraft fuel	162,611	257,288	352,157	421,425
Salaries and benefits	177,170	139,681	336,793	273,691
Station operations	66,715	66,909	128,234	132,652
Depreciation and amortization	53,933	49,183	108,613	95,526
Maintenance and repairs	33,634	31,123	60,076	58,943
Sales and marketing	29,868	27,297	56,796	49,647
Aircraft lease rentals	5,975	5,451	13,067	11,584
Other	31,683	26,643	62,328	52,845
Special charges, net of recovery	(11,208)	142	(12,820)	284
Total operating expenses	550,381	603,717	1,105,244	1,096,597
OPERATING INCOME	133,429	26,130	228,253	33,359
OTHER (INCOME) EXPENSES:
Interest expense	37,765	24,497	73,473	44,288
Capitalized interest	(8,881)	(2,082)	(14,061)	(3,298)
Interest income	(11,845)	(2,218)	(21,974)	(2,991)
Other, net	45	101	52	95
Total other expenses	17,084	20,298	37,490	38,094
INCOME (LOSS) BEFORE INCOME TAXES	116,345	5,832	190,763	(4,735)
INCOME TAX PROVISION (BENEFIT)	27,876	1,474	46,145	(1,212)
NET INCOME (LOSS)	$88,469	$4,358	$144,618	$(3,523)
Earnings (loss) per share to common shareholders:
Basic	$4.80	$0.24	$7.85	$(0.20)
Diluted	$4.80	$0.24	$7.84	$(0.20)
Shares used for computation:
Basic	17,677	17,987	17,840	17,970
Diluted	17,683	18,006	17,861	17,970

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$88,469	$4,358	$144,618	$(3,523)
Other comprehensive income:
Change in available for sale securities, net of tax	(603)	(2,667)	1,383	688
Total other comprehensive income (loss)	(603)	(2,667)	1,383	688
TOTAL COMPREHENSIVE INCOME (LOSS)	$87,866	$1,691	$146,001	$(2,835)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2023	17,998	$25	$714,506	$3,242	$1,226,117	$(672,493)	$1,271,397
Share-based compensation	443	1	13,028	—	—	—	13,029
Shares repurchased by the Company and held as treasury shares	(32)	—	—	—	—	(2,963)	(2,963)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Other comprehensive income (loss)	—	—	—	(603)	—	—	(603)
Net income	—	—	—	—	88,469	—	88,469
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561

	Six Months Ended June 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	438	1	18,063	—	—	—	18,064
Shares repurchased by the Company and held as treasury shares	(157)	—	—	—	—	(15,433)	(15,433)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Other comprehensive income	—	—	—	1,382	—	—	1,382
Net income	—	—	—	—	144,618	—	144,618
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561

	Three Months Ended June 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2022	18,119	$25	$695,323	$5,411	$1,159,594	$(638,057)	$1,222,296
Share-based compensation	31	—	3,659	—	—	—	3,659
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive income (loss)	—	—	—	(2,667)	—	—	(2,667)
Net income	—	—	—	—	4,358	—	4,358
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371

	Six Months Ended June 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	39	—	6,929	—	—	—	6,929
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive income	—	—	—	688	—	—	688
Net (loss)	—	—	—	—	(3,523)	—	(3,523)
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$144,618	$(3,523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	108,613	95,526
Special charges, net of recovery	(13,153)	284
Other adjustments	35,991	13,657
Changes in certain assets and liabilities:
Air traffic liability	31,672	143,634
Other - net	38,871	(21,796)
Net cash provided by operating activities	346,612	227,782
Cash flows from investing activities:
Purchase of investment securities	(596,669)	(672,318)
Proceeds from maturities of investment securities	503,069	675,656
Aircraft pre-delivery deposits	(157,355)	(51,111)
Purchase of property and equipment	(282,920)	(205,158)
Other investing activities	16,066	645
Net cash used in investing activities	(517,809)	(252,286)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	208,163	195,800
Repurchase of common stock	(15,434)	—
Principal payments on debt and finance lease obligations	(149,369)	(70,502)
Debt issuance costs	(1,422)	(669)
Sunseeker construction financing disbursements/(deposits)	48,200	(87,500)
Other financing activities	4,233	4,725
Net cash provided by financing activities	94,371	41,854
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(76,826)	17,350
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	245,446	400,701
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$168,620	$418,051

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$68,347	$36,828
Income tax payments (receipts)	623	(46)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$8,320	$—
Flight equipment acquired under finance leases	—	90,476
Purchases of property and equipment in accrued liabilities	61,922	45,887

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

Note 2 — Sunseeker Special Charges

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. Additionally in the fourth quarter of 2022, there was another weather-related event and a fire that caused additional damage. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $52.1 million was recorded as a special charge in 2022, which was offset by $18.1 million of recorded insurance recoveries during 2022.

During the quarter ended June 30, 2023, the Company recorded $11.3 million of insurance recoveries. The recoveries are offset by $0.1 million of additional losses recorded during the quarter, resulting in a special charge of $(11.2) million. To date, the Company has recorded insurance recoveries of $31.2 million related to Hurricane Ian and subsequent insurance events.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Scheduled service	$319,338	$297,343	$631,065	$521,196
Ancillary air-related charges	309,735	283,551	593,637	513,016
Loyalty redemptions	13,674	11,710	27,321	22,354
Total passenger revenue	$642,747	$592,604	$1,252,023	$1,056,566

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when the underlying service is provided. As of June 30, 2023, the air traffic liability balance was $411.1 million, of which approximately $357.4 million was related to forward bookings, with the remaining $53.7 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $379.5 million that was recorded in the air traffic liability balance as of December 31, 2022, approximately 85.3 percent was recognized into passenger revenue during the six months ended June 30, 2023.

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

The following table presents the activity of the point liability for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Points balance at January 1	$56,541	$40,490
Points awarded (deferral of revenue)	35,625	35,821
Points redeemed (recognition of revenue)	(27,321)	(22,354)
Points balance at June 30	$64,845	$53,957

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Flight equipment, including pre-delivery deposits	$3,159,940	$2,937,767
Computer hardware and software	236,631	209,808
Land and buildings/leasehold improvements	62,858	62,227
Other property and equipment	103,649	95,156
Sunseeker Resort	503,269	320,572
Total property and equipment	4,066,347	3,625,530
Less accumulated depreciation and amortization	(889,830)	(814,837)
Property and equipment, net	$3,176,517	$2,810,693

Accrued capital expenditures as of June 30, 2023 and December 31, 2022 were $61.9 million and $54.6 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Fixed-rate debt and finance lease obligations due through 2032	$1,797,006	$1,720,998
Variable-rate debt due through 2029	360,995	375,980
Total debt and finance lease obligations	2,158,001	2,096,978
Less current maturities	270,216	152,900
Long-term debt and finance lease obligations, net of current maturities	$1,887,785	$1,944,078

Weighted average fixed-interest rate on debt	6.5%	6.5%
Weighted average variable-interest rate on debt	7.2%	6.1%

				Interest Rate(s) Per Annum at			As of
(in thousands)	Maturity Dates			June 30, 2023			June 30, 2023	December 31, 2022
Senior secured notes	2024	—	2027	7.25%	—	8.50%	$700,000	$700,000
Consolidated variable interest entities	2024	—	2029	2.92%	—	4.09%	101,091	79,453
Revolving credit facilities	2024	—	2027	7.74%			118,791	30,327
Debt secured by aircraft, engines, other equipment and real estate	2025	—	2029	1.87%	—	8.02%	441,925	466,335
Finance leases	2028	—	2032	4.44%	—	7.00%	467,394	494,328
Construction loan agreement	2028			5.75%			350,000	350,000
Total debt							$2,179,201	$2,120,443
Related costs							(21,200)	(23,465)
Total debt net of related costs							$2,158,001	$2,096,978

Maturities of long term debt as of June 30, 2023, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of June 30, 2023
Remaining in 2023	$59,762
2024	397,439
2025	180,237
2026	174,031
2027	728,415
2028	288,190
Thereafter	329,927
Total debt and finance lease obligations, net of related costs	$2,158,001

Revolving Credit Facility

In February 2023, the Company, through a wholly owned subsidiary, entered into a credit agreement with Credit Agricole Corporate and Investment Bank, under which the Company is entitled to borrow up to $100.0 million. This revolving credit facility replaced a revolving credit facility with the same lender which was to expire in March 2023. The revolving credit facility has a maturity date of March 31, 2026 and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility bear interest at a floating rate based on SOFR. As of June 30, 2023, the facility remains undrawn.

During the six months ended June 30, 2023, the Company received $88.5 million in advances on a pre-delivery payment (PDP) credit facility secured by the Company's Boeing aircraft purchase rights. The notes under the facility bear interest at a floating interest rate based on SOFR and mature on December 31, 2024.

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

Other Secured Debt

In May 2023, the Company borrowed $92.7 million under a loan agreement secured by six Airbus A320 series aircraft. The notes bear interest at a fixed rate, payable in quarterly installments maturing in May 2028.

Debt Extinguishment

In June 2023, the Company made a $61.0 million prepayment to extinguish an aircraft-secured debt facility. The facility bore interest at a floating rate and had a maturity date of June 2024.

Note 6 — Income Taxes

The Company recorded a $27.9 million income tax expense at an effective tax rate of 24.0 percent and a $1.5 million income tax expense at a 25.3 percent effective tax rate for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded a $46.1 million income tax expense at an effective tax rate of 24.2 percent and a $1.2 million income tax benefit at a 25.6 percent effective tax rate for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences, none of which are individually significant.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2023.

Financial instruments measured at fair value on a recurring basis:

	As of June 30, 2023			As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$34,211	$34,211	$—	$88,073	$88,073	$—
Commercial paper	25,946	—	25,946	50,791	—	50,791
Municipal debt securities	7,998	—	7,998	8,599	—	8,599
Federal agency debt securities	2,296	—	2,296	—	—	—
Total cash equivalents	70,451	34,211	36,240	147,463	88,073	59,390
Short-term
Commercial paper	367,982	—	367,982	421,279	—	421,279
Federal agency debt securities	219,032	—	219,032	107,222	—	107,222
Corporate debt securities	189,954	—	189,954	166,136	—	166,136
US Treasury Bonds	30,713	—	30,713	—	—	—
Municipal debt securities	17,486	—	17,486	30,426	—	30,426
Total short-term	825,167	—	825,167	725,063	—	725,063
Long-term
Federal agency debt securities	32,921	—	32,921	20,050	—	20,050
Corporate debt securities	22,915	—	22,915	35,688	—	35,688
Municipal debt securities	13,460	—	13,460	7,580	—	7,580
Total long-term	69,296	—	69,296	63,318	—	63,318
Total financial instruments	$964,914	$34,211	$930,703	$935,844	$88,073	$847,771

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

Carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of June 30, 2023		As of December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Fair Value of Notes Payable	$1,711,807	$1,719,626	$1,626,114	$1,561,939	3

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

For the six months ended June 30, 2022, basic and diluted loss per share are the same because of the loss position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net income (loss)	$88,469	$4,358	$144,618	$(3,523)
Less income allocated to participating securities	(3,660)	(39)	(4,663)	—
Net income (loss) attributable to common stock	$84,809	$4,319	$139,955	$(3,523)
Earnings (loss) per share, basic	$4.80	$0.24	$7.85	$(0.20)
Weighted-average shares outstanding	17,677	17,987	17,840	17,970
Diluted:
Net income (loss)	$88,469	$4,358	$144,618	$(3,523)
Less income allocated to participating securities	(3,659)	(39)	(4,657)	—
Net income (loss) attributable to common stock	$84,810	$4,319	$139,961	$(3,523)
Earnings (loss) per share, diluted	$4.80	$0.24	$7.84	$(0.20)
Weighted-average shares outstanding	17,677	17,987	17,840	17,970
Dilutive effect of stock options and restricted stock	211	31	168	—
Adjusted weighted-average shares outstanding under treasury stock method	17,888	18,018	18,008	17,970
Participating securities excluded under two-class method	(205)	(12)	(147)	—
Adjusted weighted-average shares outstanding under two-class method	17,683	18,006	17,861	17,970

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

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Three Months Ended June 30, 2023
Operating revenue:
Passenger	$642,747	$—	$642,747
Third party products	28,904	—	28,904
Fixed fee contracts	11,741	—	11,741
Other	418	—	418
Operating income	127,508	5,921	133,429
Interest expense, net(1)	20,252	5,426	25,678
Capitalized interest	(3,409)	(5,472)	(8,881)
Depreciation and amortization	53,843	90	53,933
Capital expenditures	176,023	97,019	273,042
Three Months Ended June 30, 2022
Operating revenue:
Passenger	$592,604	$—	$592,604
Third party products	27,787	—	27,787
Fixed fee contracts	8,920	—	8,920
Other	536	—	536
Operating income (loss)	27,882	(1,752)	26,130
Interest expense, net(1)	18,325	3,954	22,279
Capitalized interest	(923)	(1,159)	(2,082)
Depreciation and amortization	49,170	13	49,183
Capital expenditures	96,023	73,595	169,618

(in thousands)	Airline	Sunseeker Resort	Consolidated
Six Months Ended June 30, 2023
Operating revenue:
Passenger	$1,252,023	$—	$1,252,023
Third party products	54,942	—	54,942
Fixed fee contract	25,858	—	25,858
Other	669	5	674
Operating income	225,081	3,172	228,253
Interest expense, net(1)	40,502	10,791	51,293
Capitalized interest	(4,919)	(9,142)	(14,061)
Depreciation and amortization	108,465	148	108,613
Capital expenditures	268,627	182,639	451,266
Six Months Ended June 30, 2022
Operating revenue:
Passenger	$1,056,566	$—	$1,056,566
Third party products	50,267	—	50,267
Fixed fee contract	22,305	—	22,305
Other	818	—	818
Operating income (loss)	38,059	(4,700)	33,359
Interest expense, net(1)	34,661	6,636	41,297
Capitalized interest	(1,431)	(1,867)	(3,298)
Depreciation and amortization	95,509	17	95,526
Capital expenditures	238,201	137,376	375,577
(1) Excludes losses (net of gains) on debt extinguishment of $242 thousand and $206 thousand for quarter-to-date and year-to-date 2023 respectively. There were no losses on debt extinguishment for the corresponding periods in 2022.

Total assets were as follows as of the dates indicated:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Airline	$4,226,140	$4,047,134
Sunseeker Resort	603,406	464,163
Consolidated	$4,829,546	$4,511,297

Note 11 — Subsequent Events

On August 2, 2023, the Company announced that it declared an annual cash dividend in the amount of $2.40 per share, payable $0.60 per quarter with the first dividend to be paid September 1, 2023 to shareholders of record on August 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2023 and 2022. Also discussed is our financial position as of June 30, 2023 and December 31, 2022. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2023 Review

Second quarter 2023 highlights include:

•Earnings per share of $4.80
•Operating income of $133.4 million, yielding an operating margin of 19.5 percent
•Total operating revenue was $683.8 million, up 8.6 percent over the prior year and the highest quarterly total in company history
•Total fixed fee contracts revenue of $11.7 million, up 31.6 percent year-over-year
•TRASM (total passenger revenue per scheduled service available seat mile) of 13.64 cents, up 7.5 percent year-over-year on scheduled service capacity increase of 0.7 percent year-over-year
•Total average fare of $142.31, up 8.1 percent year-over-year
•Total average ancillary fare of $71.75, up 8.6 percent year-over-year
•Controllable completion of 99.7 percent for the quarter, among the highest in the industry
•Surpassed 600 thousand Allways rewards credit card holders during the quarter
•Received $29.0 million in remuneration from our co-branded credit card during the quarter
•Transitioning our co-brand credit card network from Mastercard to Visa
•Allways Rewards program enrolled 570 thousand new members during the quarter, bringing total members to 16.5 million
•Airline-only Operating CASM, excluding fuel, of 7.79 cents, up 12.9 percent year-over-year
•Allegiant flight dispatchers ratified contract with International Brotherhood of Teamsters, extending the contract through May 31, 2026

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2023	December 31, 2022
A319	35	35
A320(1)	91	86
Total	126	121
(1)Does not include one and five aircraft of which we have taken delivery as of June 30, 2023 and December 31, 2022 respectively, but was not yet in service as of that date.

As of June 30, 2023, we are party to forward purchase agreements for 52 aircraft. We currently expect three deliveries in 2023, 25 in 2024 and 24 thereafter.

NETWORK

As of June 30, 2023, we were selling 555 routes versus 610 as of the same date in 2022. As discussed below, growth in overall capacity and the number of routes served have been reduced as a result of efforts to balance the demand environment and prevailing fuel prices with system wide operational reliability. We expect route count to remain below 2022 levels throughout the year as we focus on our core markets during our busiest travel periods. We have identified 1,400 incremental nonstop routes as opportunities for future network growth, of which over 80% currently have no current non-stop service. Our total active number of origination cities and leisure destinations were 91 and 33, respectively, as of June 30, 2023.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands.

TRENDS

Strong Demand Momentum

As concerns over COVID-19 have declined, we have seen significant increases in leisure demand as evidenced by higher load factors and total average fare per passenger beginning in March 2022, and continuing to date.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

Average fuel cost per gallon decreased by 37.7 percent in second quarter 2023 compared to second quarter 2022. Fuel prices reached a peak in second quarter 2022, due in part to the geopolitical impact of the war in Ukraine, and have declined since that time as we have seen refinery costs decline by approximately 30 percent year over year. Fuel costs remain significantly higher than periods prior to 2022. We expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

In December 2021, we signed an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft scheduled to be delivered in 2023 to 2025 with options to purchase an additional 50 737’s. We believe this new aircraft purchase is complementary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, reduced maintenance costs in the early periods of ownership, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Delays for aircraft in heavy maintenance, pilot constraints, airport construction disruption, weather, and air traffic control delays in certain markets continue to impact our operations and we have pulled back some of our capacity growth in 2023 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable. We and the International Brotherhood of Teamsters ("IBT”) jointly requested the mediation services of the National Mediation Board ("NMB") in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing, with dates for negotiation sessions currently scheduled through November.

Separately from the ongoing collective bargaining agreement negotiations, to begin to address pilot pay issues, effective in May 2023, we are recognizing a retention bonus for pilots who continue employment with us until a new labor agreement is approved. The amount is 35 percent of current pay for a minimum of 85 pay credit hours per month except for first year first officers for whom the percentage is 82 percent. IBT concurred with this approach.

The collective bargaining agreement with our flight attendants is also currently amendable. We and the Transportation Workers Union (“TWU”) representing this group reached an initial tentative agreement in May 2023. That initial tentative agreement was not ratified by the flight attendant membership, and the parties intend to reengage in negotiations beginning in September.

We and the IBT representing our dispatchers reached a tentative agreement more than one year before the amendable date of their current collective bargaining agreement. This tentative agreement addressed rates only and added a two-year extension (until May 2026) to the other terms and conditions of the current collective bargaining agreement. The tentative agreement was overwhelmingly approved by the dispatchers in May 2023.

Similarly, we and the IBT representing our mechanics and related employees reached a tentative agreement more than three years before the amendable date of their current collective bargaining agreement. This tentative agreement also addressed rates only and added a two-year extension (until October 2028) to the other terms and conditions of the current collective bargaining agreement. We expect the tentative agreement to be voted on by the membership in August 2023.

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

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel on transborder flights between United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. In January 2023, the DOT declared our application substantially complete, but we have yet to receive a final ruling from the DOT. However, due to recent actions undertaken by Mexico affecting U.S. operations at Mexico City's Benito Juarez International Airport, our application's procedural schedule set by the DOT has been temporarily suspended. This will delay approval for an undetermined period of time.

We and VivaAerobus expect to offer new routes under the alliance pending U.S. governmental approval of the applications and the return of Mexico to a Category 1 status under the FAA’s International Aviation Safety Assessment (“IASA”) program. The Category 1 status allows foreign airlines to expand their services to U.S. destinations and enter into codeshare partnerships with U.S. airlines. Mexico's FAA audit was concluded in June 2023 and a final determination from the FAA is expected soon.

Sunseeker Resort

Construction of Sunseeker Resort Charlotte Harbor is continuing and we expect to open the Resort in October 2023. The Resort is receiving bookings from transient customers and group sales and has begun hiring the initial staff for the Resort.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022

Operating Revenue

Passenger revenue. For second quarter 2023, passenger revenue increased 8.5 percent compared to the same period in 2022 on relatively flat capacity, with scheduled service available seat miles (ASMs) increasing by 0.7 percent. Stronger leisure demand drove a 7.6 percent increase in average base fare. A 9.0 percent increase in ancillary air-related revenue per passenger, excluding third party products, also contributed to the increase in passenger revenue.

The increase in ancillary air-related revenue per passenger over the same period in 2022 was primarily driven by overall strength in core products and the Allegiant Extra rollout.

Third party products revenue. Third party products revenue for second quarter 2023 increased 4.0 percent compared to second quarter 2022. The increase from 2022 is primarily the result of a 26.3 percent increase in the marketing component of co-branded credit card revenues, offset by a decrease in rental car revenue.

Fixed fee contract revenue. Fixed fee contract revenue for second quarter 2023 increased 31.6 percent compared to the same period in 2022 as a result of a 50.6 percent increase in fixed fee departures, offset by lower fees per departure.

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

	Three Months Ended June 30,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	3.22	¢	5.16	¢	(37.6)%
Salaries and benefits	3.51		2.80		25.4
Station operations	1.32		1.34		(1.5)
Depreciation and amortization	1.07		0.99		8.1
Maintenance and repairs	0.67		0.62		8.1
Sales and marketing	0.59		0.55		7.3
Aircraft lease rentals	0.12		0.11		9.1
Other	0.61		0.53		15.1
Special charges, net of insurance recoveries	(0.22)		—		NM
CASM	10.89	¢	12.10	¢	(10.0)
Operating CASM, excluding fuel	7.67	¢	6.94	¢	10.5
Sunseeker Resort CASM	(0.12)		0.04		NM
Operating CASM, excluding fuel and Sunseeker Resort activity	7.79	¢	6.90	¢	12.9
NM - Not meaningful

Operating CASM, excluding fuel and Sunseeker Resort activity. Operating CASM, excluding fuel and Sunseeker Resort activity, increased by 12.9 percent to 7.79 ¢ for second quarter 2023 from 6.90 ¢ in second quarter 2022. The CASM- ex increase is attributable to a 14.2 percent increase in non-fuel airline costs, in total, in second quarter 2023 over second quarter 2022 (for the reasons described in the expense line item discussion below) with only a 1.3 percent increase in capacity as we intentionally reduced capacity growth to protect operational integrity. This is reflected in the reduced utilization of our aircraft as average block hours per aircraft per day decreased by 6.8 percent in the quarter compared to second quarter 2022.

Aircraft fuel expense. Aircraft fuel expense decreased $94.7 million, or 36.8 percent, for second quarter 2023 compared to second quarter 2022. This is primarily due to a 37.7 percent decrease in average fuel cost per gallon.

Salaries and benefits expense. Salaries and benefits expense increased $37.5 million, or 26.8 percent, for second quarter 2023 when compared to second quarter 2022. The increase is due in part to a 10.9 percent increase in the average number of full time equivalent employees from second quarter 2022, which increase includes newly hired Sunseeker team members. Higher salaries and benefits expense was also driven by increased crew pay, including an $11.8 million accrual for pilot retention bonuses, the impact of increased variable bonus pay due to increased profitability, and annual merit increases for team members not subject to a collective bargaining agreement.

Station operations expense. Station operations expense for second quarter 2023 decreased $0.2 million, or 0.3 percent compared to second quarter 2022, remaining relatively flat year over year as scheduled service departures also increased by only 0.3 percent. Reductions in irregular operations costs were offset by inflationary pressure on costs in general.

Depreciation and amortization expense. Depreciation and amortization expense for second quarter 2023 increased by 9.7 percent as compared to second quarter 2022 driven by an 11.2 percent increase in the average number of aircraft owned and in service.

Maintenance and repairs expense. Maintenance and repairs expense for second quarter 2023 increased $2.5 million, or 8.1 percent, compared to second quarter 2022, as the result of a 10.0 percent increase in the average number of aircraft in service.

Sales and marketing expense. Sales and marketing expense for second quarter 2023 increased by 9.4 percent compared to the same period in 2022, primarily due to a fee paid to transition our cobrand credit card to the Visa network and an increase in credit card fees as a result of an 8.5 percent increase in passenger revenue year-over-year.

Other operating expense. Other operating expense increased $5.0 million or 18.9 percent for second quarter 2023 compared to second quarter 2022 attributable to incremental increases in legal and governmental affairs and recruiting expense.

Special charges. During second quarter 2023, we recorded $(11.2) million of special charges as we recognized $11.3 million of insurance recoveries on Sunseeker Resort damage, offset by $0.1 million of additional charges during the quarter.

Interest Expense and Income

Interest expense for the quarter ended June 30, 2023 increased by $13.3 million, or 54.2 percent over second quarter 2022, attributable primarily to a 3.3 percentage point increase in the weighted average variable interest rate year-over-year due to increases in the indices. The increase in interest expense was partially offset by a $9.6 million increase in interest income compared to first quarter 2022, due to higher yields on investments in debt securities.

Income Tax Expense

We recorded a $27.9 million income tax expense at an effective tax rate of 24.0 percent and a $1.5 million income tax expense at a 25.3 percent effective tax rate for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022

As comparisons of our first half 2023 results to first half 2022 reflect changes due to the continued impact of the COVID-19 pandemic on air travel during the six months ended June 30, 2022, and early in 2022 in particular, year-over-year comparisons below are not necessarily indicative of expected full year-over-year results.

Operating Revenue

Passenger revenue. For the six months ended June 30, 2023, passenger revenue increased 18.5 percent compared with the same period in 2022. Scheduled service passengers were up 5.0 percent and the average scheduled service base fare increased by 15.4 percent due to stronger leisure demand. The increase in passenger revenue was also driven by a 10.2 percent increase in ancillary air-related revenue per passenger, excluding third party products. The increase in ancillary air-related revenue per passenger over the same period in 2022 was primarily driven by overall strength in core products and the Allegiant Extra rollout.

Third party products revenue. Third party products revenue for the six months ended June 30, 2023 increased 9.3 percent over the same period in 2022. The increase from 2022 is primarily the result of increased Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2023 increased 15.9 percent compared to the same period in 2022 as a result of a 20.7 percent increase in fixed fee departures.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Six Months Ended June 30,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	3.62	¢	4.39	¢	(17.5)%
Salaries and benefits	3.46		2.85		21.4
Station operations	1.32		1.38		(4.3)
Depreciation and amortization	1.12		0.99		13.1
Maintenance and repairs	0.62		0.61		1.6
Sales and marketing	0.58		0.52		11.5
Aircraft lease rentals	0.13		0.12		8.3
Other	0.64		0.55		16.4
Special charges, net of insurance recoveries	(0.13)		—		NM
CASM	11.36	¢	11.41	¢	(0.4)
Operating CASM, excluding fuel (2)	7.74	¢	7.02	¢	10.3
Sunseeker Resort CASM	(0.03)		0.05		NM
Operating CASM, excluding fuel and Sunseeker Resort activity	7.77	¢	6.97	¢	11.5

Operating CASM, excluding fuel and Sunseeker Resort activity.

Operating CASM, excluding fuel and Sunseeker Resort activity, increased by 11.5 percent to 7.77 ¢ for the six months ended June 30, 2023 from 6.97 ¢ in the same period in 2022. The CASM-ex increase is attributable to a 12.8 percent increase in non-fuel airline costs, in total, in the first six months of 2023 over the same period in 2022 (for the reasons described in the expense line item discussion below) with only a 1.3 percent increase in capacity as we intentionally reduced capacity growth to protect operational integrity. This is reflected in the reduced utilization of our aircraft as average block hours per aircraft per day decreased by 8.3 percent in the period compared to the first six months of 2022.

Aircraft fuel expense. Aircraft fuel expense decreased $69.3 million, or 16.4 percent, for the six months ended June 30, 2023 compared to the same period in 2022. This is primarily driven by an 18.5 percent decrease in average fuel cost per gallon.The decrease in fuel cost was partially offset by a 2.6 percent increase in fuel gallons consumed on a 1.3 percent increase in available seat miles.

Salaries and benefits expense. Salaries and benefits expense increased $63.1 million, or 23.1 percent, for the six months ended June 30, 2023 compared to the same period in 2022. The increase is due in part to a 13.9 percent increase in the average number of full time equivalent employees from the same period in 2022, which increase includes newly hired Sunseeker team members.

On a per ASM basis, salaries and benefits expense increased 21.4 percent. The cost increases primarily relate to increases in crew pay, including an $11.8 million accrual for pilot retention bonuses, the impact of increased variable bonus pay due to increased profitability, and annual merit increases for team members not subject to a collective bargaining agreement.

Station operations expense. Station operations expense for the six months ended June 30, 2023 decreased $4.4 million or 3.3 percent due to decreased costs associated with irregular operations compared to the prior year period. Reductions in irregular operations costs were offset by inflationary pressure on costs in general.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2023 increased $13.1 million or 13.7 percent as compared to the same period in 2022 due primarily to an 11.5 percent increase in the average number of aircraft owned and in service.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2023 increased by $1.1 million or 1.9 percent compared to the same period in 2022. The increase was driven by an 11.0 percent increase in average aircraft in service offset by a higher volume of repairs in the prior year period compared to the current year.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2023 increased 14.4 percent compared to the same period in 2022 due to an increase in net credit card fees as a result of an 18.5 percent increase in passenger revenue year-over-year and due to a fee paid to transition our cobrand credit card to the Visa network.

Other operating expense. Other expense for the six months ended June 30, 2023 increased by $9.5 million, or 17.9 percent year-over-year, due to incremental increases in outsourced labor and software support associated with ongoing IT initiatives, legal and governmental affairs, and recruiting expense.

Special charges. During the six months ended June 30, 2023, we recorded $(12.8) million of special charges as recognition of $(13.2) million of insurance recoveries on Sunseeker Resort damages were offset by $0.3 million of additional charges during the period.

Income Tax Expense

We recorded a $46.1 million income tax expense at an effective rate of 24.2 percent compared to a $1.2 million tax benefit at a 25.6 percent effective tax rate for the six months ended June 30, 2023 and 2022, respectively. The 24.2 percent effective tax rate for the six months ended June 30, 2022 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2023	2022		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,755,981	4,740,399		0.3%
Available seat miles (ASMs) (thousands)	5,053,547	4,990,086		1.3
Airline operating expense per ASM (CASM) (cents)	11.01 ¢	12.06	¢	(8.7)
Fuel expense per ASM (cents)	3.22 ¢	5.16	¢	(37.6)
Airline operating CASM, excluding fuel (cents)	7.79 ¢	6.90	¢	12.9
Departures	32,396	32,138		0.8
Block hours	76,615	75,472		1.5
Average stage length (miles)	884	881		0.3
Average number of operating aircraft during period	124.6	113.3		10.0
Average block hours per aircraft per day	6.8	7.3		(6.8)
Full-time equivalent employees at end of period	5,436	5,180		4.9
Fuel gallons consumed (thousands)	60,516	59,588		1.6
ASMs per gallon of fuel	83.5	83.7		(0.2)
Average fuel cost per gallon	$2.69	$4.32		(37.7)

Scheduled service statistics:
Passengers	4,719,623	4,711,001		0.2
Revenue passenger miles (RPMs) (thousands)	4,278,399	4,267,828		0.2
Available seat miles (ASMs) (thousands)	4,925,194	4,888,539		0.7
Load factor	86.9%	87.3%		(0.4)
Departures	31,487	31,402		0.3
Block hours	74,602	73,857		1.0
Average seats per departure	175.8	175.6		0.1
Yield (cents) (2)	7.78 ¢	7.24	¢	7.5
Total passenger revenue per ASM (TRASM) (cents)(3)	13.64 ¢	12.69	¢	7.5
Average fare - scheduled service(4)	$70.56	$65.60		7.6
Average fare - air-related charges(4)	$65.63	$60.19		9.0
Average fare - third party products	$6.12	$5.90		3.7
Average fare - total	$142.31	$131.69		8.1
Average stage length (miles)	887	883		0.5
Fuel gallons consumed (thousands)	58,962	58,332		1.1
Average fuel cost per gallon	$2.70	$4.33		(37.6)
Rental car days sold	391,515	430,004		(9.0)
Hotel room nights sold	70,257	78,590		(10.6)
Percent of sales through website during period	95.2%	96.3%		(1.1)
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
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Six Months Ended June 30,		Percent Change (1)
	2023	2022	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	8,904,434	8,474,661	5.1%
Available seat miles (ASMs) (thousands)	9,731,169	9,610,230	1.3
Airline operating expense per ASM (CASM) (cents)	11.39 ¢	11.36 ¢	0.3
Fuel expense per ASM (cents)	3.62 ¢	4.39 ¢	(17.5)
Airline operating CASM, excluding fuel (cents)	7.77 ¢	6.97 ¢	11.5
Departures	61,541	60,632	1.5
Block hours	148,405	145,127	2.3
Average stage length (miles)	896	899	(0.3)
Average number of operating aircraft during period	123.7	111.4	11.0
Average block hours per aircraft per day	6.6	7.2	(8.3)
Full-time equivalent employees at end of period	5,436	5,180	4.9
Fuel gallons consumed (thousands)	115,950	113,026	2.6
ASMs per gallon of fuel	83.9	85.0	(1.3)
Average fuel cost per gallon	$3.04	$3.73	(18.5)

Scheduled service statistics:
Passengers	8,841,819		8,420,105		5.0
Revenue passenger miles (RPMs) (thousands)	8,203,761		7,825,873		4.8
Available seat miles (ASMs) (thousands)	9,498,960		9,400,853		1.0
Load factor	86.4%		83.2%		3.2
Departures	59,760		59,039		1.2
Block hours	144,611		141,686		2.1
Average seats per departure	175.9		175.6		0.2
Yield (cents) (2)	8.03	¢	6.95	¢	15.5
Total passenger revenue per ASM (TRASM) (cents)(3)	13.76	¢	11.77	¢	16.9
Average fare - scheduled service(4)	$74.46		$64.55		15.4
Average fare - air-related charges(4)	$67.14		$60.93		10.2
Average fare - third party products	$6.21		$5.97		4.0
Average fare - total	$147.82		$131.45		12.5
Average stage length (miles)	900		903		(0.3)
Fuel gallons consumed (thousands)	113,107		110,442		2.4
Average fuel cost per gallon	$3.04		$3.67		(17.2)
Rental car days sold	745,941		797,098		(6.4)
Hotel room nights sold	139,196		151,129		(7.9)
Percent of sales through website during period	95.4%		96.2%		(0.8)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.05 billion at June 30, 2023, from $1.02 billion at December 31, 2022. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased slightly from $2.12 billion as of December 31, 2022 to $2.18 billion as of June 30, 2023. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of June 30, 2023 was $1.11 billion, an increase of $32.7 million from December 31, 2022. During the six months ended June 30, 2023, we exercised a $15.2 million purchase option on one Airbus A320 finance leased aircraft and subsequently refinanced the same aircraft for $27.0 million. We also entered into a revolving credit facility to borrow up to $100 million which remains undrawn. In addition, we obtained a $92.7 million debt facility secured by Airbus A320 aircraft. For the six months ended June 30, 2023, we made total principal payments on debt of $149.4 million, including the voluntary repayment of a $61.0 million debt facility secured by 23 Airbus aircraft.

As of June 30, 2023, approximately 83.3 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the six months ended June 30, 2023, our operating activities provided $346.6 million of cash compared to $227.8 million during the same period 2022. This change is primarily attributable to a $148.1 million increase in net income offset by changes in current assets and liability accounts.

Investing Activities. Cash used for investing activities was $517.8 million during the six months ended June 30, 2023 compared to $252.3 million used for investing activities during the same period in 2022. The change is primarily attributable to a $77.8 million increase in purchases of property and equipment, a $106.2 million increase in aircraft pre-delivery deposits, and a $96.9 million increase in purchases of investment securities net of proceeds from maturities, compared to the six months ended June 30, 2022.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 was $94.4 million, compared to $41.9 million for the same period in 2022. The change was the result of a $12.4 million increase in proceeds from debt and finance lease obligations and $48.2 million inflows of cash disbursed to us from funds held in a construction loan deposit trust account during the six months ended June 30, 2023, compared to $87.5 million of funds deposited into the construction deposit trust account (which are considered to be both cash proceeds from the issuance of debt and cash outflows to the deposit trust account) in the six months ended June 30, 2022. The funds in the construction deposit trust account consist of proceeds of the Sunseeker construction loan and insurance recoveries and are disbursed to us on approval of construction expenses submitted to the trustee. The cash provided by these factors in the first six months of 2023 was offset by $15.4 million used for repurchases of common stock during the six months ended June 30, 2023, compared to none in the prior year, and a $78.9 million increase in principal payments of debt and finance lease obligations in the six months ended June 30, 2023, compared to the same period in 2022.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2023. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2022 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2023 represented 31.9 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the six months ended June 30, 2023, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $35.1 million. We have not hedged fuel price risk for many years.

Interest Rates

As of June 30, 2023, we had $365.1 million of variable-rate debt, including current maturities and without reduction for $4.1 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $1.9 million for the six months ended June 30, 2023.

Item 4. Controls and Procedures

As of June 30, 2023, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during second quarter 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
April	21,411	$90.79	None
May	38	$98.29	None
June	10,363	$97.25	None
Total	31,812	$92.90	—	$88,196

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022).
10.1	Form of Stock Option Agreement for President and Executive Vice Presidents
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	August 7, 2023	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer