Form 10-Q
period 2023-09-30
Allegiant Travel CO
filed 2023-11-08
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or
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

As of October 23, 2023, the registrant had 18,401,180 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$284,213	$229,989
Restricted cash	22,475	15,457
Short-term investments	651,213	725,063
Accounts receivable	43,957	106,578
Expendable parts, supplies and fuel, net	38,381	35,546
Prepaid expenses and other current assets	103,253	161,636
TOTAL CURRENT ASSETS	1,143,492	1,274,269
Property and equipment, net	3,328,122	2,810,693
Long-term investments	71,582	63,318
Deferred major maintenance, net	166,086	157,410
Operating lease right-of-use assets, net	105,663	111,679
Deposits and other assets	97,391	93,928
TOTAL ASSETS:	$4,912,336	$4,511,297
CURRENT LIABILITIES
Accounts payable	55,476	58,335
Accrued liabilities	272,719	226,276
Current operating lease liabilities	20,663	19,973
Air traffic liability	395,836	379,459
Loyalty program liability	39,022	32,888
Current maturities of long-term debt and finance lease obligations, net of related costs	265,979	152,900
TOTAL CURRENT LIABILITIES	1,049,695	869,831
Long-term debt and finance lease obligations, net of current maturities and related costs	2,020,019	1,944,078
Deferred income taxes	366,641	346,388
Noncurrent operating lease liabilities	87,689	94,972
Loyalty program liability	32,786	23,612
Other noncurrent liabilities	12,361	11,718
TOTAL LIABILITIES:	$3,569,191	$3,290,599
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	25
Treasury shares	(672,644)	(660,023)
Additional paid in capital	734,132	709,471
Accumulated other comprehensive income, net	3,195	1,257
Retained earnings	1,278,436	1,169,968
TOTAL EQUITY:	1,343,145	$1,220,698
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,912,336	$4,511,297

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Passenger	$516,251	$516,476	$1,768,274	$1,573,041
Third party products	30,944	27,132	85,886	77,399
Fixed fee contracts	17,741	15,881	43,599	38,186
Other	423	836	1,096	1,654
Total operating revenues	565,359	560,325	1,898,855	1,690,280
OPERATING EXPENSES:
Aircraft fuel	167,861	208,175	520,018	629,600
Salaries and benefits	163,004	137,336	499,798	411,027
Station operations	64,630	66,302	192,864	198,954
Depreciation and amortization	55,816	50,092	164,430	145,618
Maintenance and repairs	35,477	32,177	95,553	91,120
Sales and marketing	28,468	25,815	85,265	75,462
Aircraft lease rentals	5,906	5,905	18,973	17,489
Other	29,432	30,292	91,757	83,137
Special charges, net of recoveries	32,648	35,142	19,828	35,426
Total operating expenses	583,242	591,236	1,688,486	1,687,833
OPERATING INCOME (LOSS)	(17,883)	(30,911)	210,369	2,447
OTHER (INCOME) EXPENSES:
Interest expense	39,233	34,242	112,707	78,530
Capitalized interest	(14,888)	(4,296)	(28,949)	(7,594)
Interest income	(12,444)	(4,918)	(34,418)	(7,909)
Other, net	135	223	185	318
Total other expenses	12,036	25,251	49,525	63,345
INCOME (LOSS) BEFORE INCOME TAXES	(29,919)	(56,162)	160,844	(60,898)
INCOME TAX PROVISION (BENEFIT)	(4,853)	(9,703)	41,292	(10,916)
NET INCOME (LOSS)	$(25,066)	$(46,459)	$119,552	$(49,982)
Earnings (loss) per share to common shareholders:
Basic	$(1.44)	$(2.58)	$6.44	$(2.78)
Diluted	$(1.44)	$(2.58)	$6.43	$(2.78)
Shares used for computation:
Basic	17,721	18,014	17,879	17,985
Diluted	17,721	18,014	17,913	17,985

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(25,066)	$(46,459)	$119,552	$(49,982)
Other comprehensive income:
Change in available for sale securities, net of tax	556	(1,590)	1,938	(902)
Total other comprehensive income (loss)	556	(1,590)	1,938	(902)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(24,510)	$(48,049)	$121,490	$(50,884)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561
Share-based compensation	(23)	—	6,598	—	—	—	6,598
Shares repurchased by the Company and held as treasury shares	(16)	—	—	—	—	(1,420)	(1,420)
Cash dividends, $0.60 per share	—	—	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	556	—	—	556
Net loss	—	—	—	—	(25,066)	—	(25,066)
Balance at September 30, 2023	18,411	$26	$734,132	$3,195	$1,278,436	$(672,644)	$1,343,145

	Nine Months Ended September 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	415	1	24,661	—	—	—	24,662
Shares repurchased by the Company and held as treasury shares	(173)	—	—	—	—	(16,853)	(16,853)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Cash dividends, $0.60 per share	—	—	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	1,938	—	—	1,938
Net income	—	—	—	—	119,552	—	119,552
Balance at September 30, 2023	18,411	$26	$734,132	$3,195	$1,278,436	$(672,644)	$1,343,145

	Three Months Ended September 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2022	18,180	$25	$698,982	$2,744	$1,163,952	$(633,332)	$1,232,371
Share-based compensation	122	—	4,651	—	—	—	4,651
Other comprehensive loss	—	—	—	(1,590)	—	—	(1,590)
Net loss	—	—	—	—	(46,459)	—	(46,459)
Balance at September 30, 2022	18,302	$25	$703,633	$1,154	$1,117,493	$(633,332)	$1,188,973

	Nine Months Ended September 30, 2022
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	161	—	11,580	—	—	—	11,580
Stock issued under employee stock purchase plan	30	—	—	—	—	4,725	4,725
Other comprehensive loss	—	—	—	(902)	—	—	(902)
Net loss	—	—	—	—	(49,982)	—	(49,982)
Balance at September 30, 2022	18,302	$25	$703,633	$1,154	$1,117,493	$(633,332)	$1,188,973

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$119,552	$(49,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,430	145,618
Special charges, net of recoveries	19,400	35,426
Other adjustments	31,281	9,206
Changes in certain assets and liabilities:
Air traffic liability	16,377	122,471
Other - net	18,418	(40,917)
Net cash provided by operating activities	369,458	221,822
Cash flows from investing activities:
Purchase of investment securities	(668,234)	(968,064)
Proceeds from maturities of investment securities	753,094	1,024,861
Aircraft pre-delivery deposits	(255,195)	(88,500)
Purchase of property and equipment	(407,225)	(304,956)
Other investing activities	40,123	1,037
Net cash used in investing activities	(537,437)	(335,622)
Cash flows from financing activities:
Cash dividends paid to shareholders	(11,084)	—
Proceeds from the issuance of debt and finance lease obligations	480,875	745,800
Repurchase of common stock	(16,853)	—
Principal payments on debt and finance lease obligations	(292,890)	(666,046)
Debt issuance costs	(4,929)	(12,681)
Sunseeker construction financing disbursements (deposits)	69,869	(87,500)
Other financing activities	4,233	4,725
Net cash provided by (used in) financing activities	229,221	(15,702)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	61,242	(129,502)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	245,446	400,701
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$306,688	$271,199

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$113,977	$60,452
Income tax payments	359	36
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$8,320	$—
Flight equipment acquired under finance leases	—	172,507
Purchases of property and equipment in accrued liabilities	75,001	82,359

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

Note 2 — Special Charges

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. Additionally in the fourth quarter of 2022, there was another weather-related event and a fire that caused additional damage. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $52.1 million was recorded as a special charge in 2022, which was offset by $18.1 million of recorded insurance recoveries during 2022. The Company recorded an additional $4.1 million and $4.4 million of estimated loss related to Hurricane Ian during the three and nine months ended September 30, 2023.

During third quarter 2023, the Sunseeker Resort construction site incurred additional damages related to Hurricane Idalia. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $13.8 million was recorded as a special charge in third quarter 2023. The estimate is preliminary and subject to change as the damage assessment by the Company and the insurance providers continues.

During the three and nine months ended September 30, 2023, the Company recorded $0.5 million and $13.6 million of insurance recoveries respectively. The recoveries are offset by $17.9 million and $18.2 million of additional losses recorded during the three and nine months ended September 30, 2023 respectively, resulting in special charges net of recoveries of $17.4 million and $4.6 million, respectively. To date, the Company has recorded insurance recoveries of $31.7 million related to Hurricane Ian and subsequent insurance events. We anticipate that additional insurance recoveries related to the losses incurred in third and fourth quarters 2022 and in third quarter 2023 will be recorded in future periods.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were fully retired in September 2023 and the remaining airframes are to be retired between January 2024 and September 2025. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge of $15.2 million during third quarter 2023.

Special Charges

The table below summarizes special charges recorded during the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Sunseeker weather and related events	$17,915	$35,000	$18,232	$35,000
Sunseeker weather and related events, insurance recoveries	(483)	—	(13,634)	—
Accelerated depreciation on airframes identified for early retirement	15,216	142	15,230	426
Total special charges	$32,648	$35,142	$19,828	$35,426

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Scheduled service	$231,757	$254,545	$862,823	$775,740
Ancillary air-related charges	273,091	252,080	866,728	765,096
Loyalty redemptions	11,403	9,851	38,723	32,205
Total passenger revenue	$516,251	$516,476	$1,768,274	$1,573,041

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when the underlying service is provided. As of September 30, 2023, the air traffic liability balance was $395.8 million, of which approximately $347.1 million was related to forward bookings, with the remaining $48.7 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $379.5 million that was recorded in the air traffic liability balance as of December 31, 2022, approximately 87.2 percent was recognized into passenger revenue during the nine months ended September 30, 2023.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage may be subject to variability and differ from historical experience due to the change in contract duration (for vouchers issued in 2020 and in the first half of 2021) and uncertainty regarding demand for future air travel.

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

The following table presents the activity of the point liability for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Points balance at January 1	$56,500	$40,490
Points awarded (deferral of revenue)	54,031	54,678
Points redeemed (recognition of revenue)	(38,723)	(32,205)
Points balance at September 30	$71,808	$62,963

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Flight equipment, including pre-delivery deposits	$3,268,840	$2,937,767
Computer hardware and software	264,002	209,808
Land and buildings/leasehold improvements	62,197	62,227
Other property and equipment	105,988	95,156
Sunseeker Resort	563,716	320,572
Total property and equipment	4,264,743	3,625,530
Less accumulated depreciation and amortization	(936,621)	(814,837)
Property and equipment, net	$3,328,122	$2,810,693

Accrued capital expenditures as of September 30, 2023 and December 31, 2022 were $75.0 million and $54.6 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Fixed-rate debt and finance lease obligations due through 2032	$1,971,579	$1,720,998
Variable-rate debt due through 2029	314,419	375,980
Total debt and finance lease obligations	2,285,998	2,096,978
Less current maturities	265,979	152,900
Long-term debt and finance lease obligations, net of current maturities	$2,020,019	$1,944,078

Weighted average fixed-interest rate on debt	6.6%	6.5%
Weighted average variable-interest rate on debt	7.7%	6.1%

				Interest Rate(s) Per Annum at			As of
(in thousands)	Maturity Dates			September 30, 2023			September 30, 2023	December 31, 2022
Senior secured notes	2024	—	2027	7.25%	—	8.50%	$700,000	$700,000
Consolidated variable interest entities	2024	—	2029	2.92%	—	4.09%	98,198	79,453
Revolving credit facilities	2024	—	2027	7.93%			195,098	30,327
Debt secured by aircraft, engines, other equipment and real estate	2025	—	2031	1.87%	—	8.11%	503,731	466,335
Finance leases	2028	—	2032	4.44%	—	7.01%	461,364	494,328
Construction loan agreement	2028			5.75%			350,000	350,000
Total debt							$2,308,391	$2,120,443
Related costs							(22,393)	(23,465)
Total debt net of related costs							$2,285,998	$2,096,978

Maturities of long term debt as of September 30, 2023, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of September 30, 2023
Remaining in 2023	$28,587
2024	469,017
2025	176,767
2026	171,890
2027	704,870
2028	309,815
Thereafter	425,052
Total debt and finance lease obligations, net of related costs	$2,285,998

Secured Term Loan

On September 27, 2023, the Company, through a wholly owned subsidiary, entered into a Credit Agreement with BNP Paribas and JSA International U.S. Holdings, LLC, under which the Company is entitled to borrow up to $412.1 million. On September 29, 2023, the Company received funding of $196.4 million under the facility, which is collateralized by seven Airbus A320 aircraft. The proceeds were used in part to pay off $112.8 million of existing debt previously collateralized by the same aircraft. The $196.4 million loans funded on September 29, 2023 bear interest at a fixed rate, are to be paid in quarterly installments of principal and interest, and mature on September 29, 2031. The remaining undrawn balance of the facility will be funded upon delivery of, and collateralized by, four 737 MAX aircraft currently on order from Boeing. Future draws collateralized by 737 MAX aircraft will bear interest at a rate determined at the time of drawdown, and will have a term of twelve years.

Revolving Credit Facilities

In February 2023, the Company, through a wholly owned subsidiary, entered into a credit agreement with Credit Agricole Corporate and Investment Bank, under which the Company is entitled to borrow up to $100.0 million. This revolving credit facility replaced a revolving credit facility with the same lender which was to expire in March 2023. The revolving credit facility has a maturity date of March 31, 2026 and the borrowing ability is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility bear interest at a floating rate based on SOFR. As of September 30, 2023, the facility remains undrawn.

During the nine months ended September 30, 2023, the Company received $164.8 million in advances on a pre-delivery payment (PDP) credit facility secured by the Company's Boeing aircraft purchase rights. The notes under the facility bear interest at a floating interest rate based on SOFR and mature on December 31, 2024 or upon delivery of the applicable aircraft.

Consolidated Variable Interest Entities

In February 2023, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $27.0 million secured by one Airbus A320 series aircraft. The trust was funded on inception. The borrowing bears interest at a fixed rate and is payable in monthly installments through February 2029, at which time the Company will have a purchase option at a fixed amount.

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

In September 2023, the Company made a payment of $112.8 million to voluntarily pay off several debt instruments collateralized by aircraft. These debt instruments were all floating rate instruments with original maturity dates between May and October 2027.

Note 6 — Income Taxes

The Company recorded a $4.9 million income tax benefit at an effective tax rate of 16.3 percent and a $9.7 million income tax benefit at a 17.3 percent effective tax rate for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences. While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

The Company recorded a $41.3 million income tax expense at an effective tax rate of 25.7 percent and a $10.9 million income tax benefit at a 17.9 percent effective tax rate for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences, none of which are individually significant.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2023.

Financial instruments measured at fair value on a recurring basis:

	As of September 30, 2023			As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$165,196	$165,196	$—	$88,073	$88,073	$—
Commercial paper	9,940	—	9,940	50,791	—	50,791
Municipal debt securities	7,867	—	7,867	8,599	—	8,599
Total cash equivalents	183,003	165,196	17,807	147,463	88,073	59,390
Short-term
Commercial paper	266,653	—	266,653	421,279	—	421,279
Federal agency debt securities	196,634	—	196,634	107,222	—	107,222
Corporate debt securities	151,610	—	151,610	166,136	—	166,136
US Treasury Bonds	23,578	—	23,578	—	—	—
Municipal debt securities	12,738	—	12,738	30,426	—	30,426
Total short-term	651,213	—	651,213	725,063	—	725,063
Long-term
Federal agency debt securities	30,994	—	30,994	20,050	—	20,050
Corporate debt securities	27,093	—	27,093	35,688	—	35,688
Municipal debt securities	13,495	—	13,495	7,580	—	7,580
Total long-term	71,582	—	71,582	63,318	—	63,318
Total financial instruments	$905,798	$165,196	$740,602	$935,844	$88,073	$847,771

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

Carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of September 30, 2023		As of December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Fair Value of Notes Payable	$1,847,028	$1,747,427	$1,626,114	$1,561,939	3

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

For certain periods presented, basic and diluted loss per share are the same because of the loss position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net income (loss)	$(25,066)	$(46,459)	$119,552	$(49,982)
Less income allocated to participating securities	(452)	—	(4,397)	—
Net income (loss) attributable to common stock	$(25,518)	$(46,459)	$115,155	$(49,982)
Earnings (loss) per share, basic	$(1.44)	$(2.58)	$6.44	$(2.78)
Weighted-average shares outstanding	17,721	18,014	17,879	17,985
Diluted:
Net income (loss)	$(25,066)	$(46,459)	$119,552	$(49,982)
Less income allocated to participating securities	(452)	—	(4,389)	—
Net income (loss) attributable to common stock	$(25,518)	$(46,459)	$115,163	$(49,982)
Earnings (loss) per share, diluted	$(1.44)	$(2.58)	$6.43	$(2.78)
Weighted-average shares outstanding	17,721	18,014	17,879	17,985
Dilutive effect of stock options and restricted stock	—	—	238	—
Adjusted weighted-average shares outstanding under treasury stock method	17,721	18,014	18,117	17,985
Participating securities excluded under two-class method	—	—	(204)	—
Adjusted weighted-average shares outstanding under two-class method	17,721	18,014	17,913	17,985

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

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Three Months Ended September 30, 2023
Operating revenue:
Passenger	$516,251	$—	$516,251
Third party products	30,944	—	30,944
Fixed fee contracts	17,741	—	17,741
Other	419	4	423
Operating income (loss)	5,814	(23,697)	(17,883)
Interest expense, net(1)	20,654	5,535	26,189
Capitalized interest	(8,224)	(6,664)	(14,888)
Depreciation and amortization	55,730	86	55,816
Capital expenditures	157,579	78,254	235,833
Three Months Ended September 30, 2022
Operating revenue:
Passenger	$516,476	$—	$516,476
Third party products	27,132	—	27,132
Fixed fee contracts	15,881	—	15,881
Other	836	—	836
Operating income (loss)	6,844	(37,755)	(30,911)
Interest expense, net(1)	20,197	4,115	24,312
Capitalized interest	(1,315)	(2,981)	(4,296)
Depreciation and amortization	50,064	28	50,092
Capital expenditures	165,814	91,076	256,890

(in thousands)	Airline	Sunseeker Resort	Consolidated
Nine Months Ended September 30, 2023
Operating revenue:
Passenger	$1,768,274	$—	$1,768,274
Third party products	85,886	—	85,886
Fixed fee contracts	43,599	—	43,599
Other	1,088	8	1,096
Operating income (loss)	230,894	(20,525)	210,369
Interest expense, net(1)	61,157	16,326	77,483
Capitalized interest	(13,143)	(15,806)	(28,949)
Depreciation and amortization	164,196	234	164,430
Capital expenditures	425,996	260,892	686,888
Nine Months Ended September 30, 2022
Operating revenue:
Passenger	$1,573,041	$—	$1,573,041
Third party products	77,399	—	77,399
Fixed fee contracts	38,186	—	38,186
Other	1,654	—	1,654
Operating income (loss)	44,902	(42,455)	2,447
Interest expense, net(1)	54,857	10,752	65,609
Capitalized interest	(2,746)	(4,848)	(7,594)
Depreciation and amortization	145,573	45	145,618
Capital expenditures	404,015	228,452	632,467
(1) Excludes losses (net of gains) on debt extinguishment of $600 thousand and $806 thousand for quarter-to-date and year-to-date 2023 respectively. During the third quarter 2022, the Company recognized a loss on debt extinguishment of $5.0 million in relation to the prepayment of its Term Loan B.

Total assets were as follows as of the dates indicated:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Airline	$4,283,299	$4,047,134
Sunseeker Resort	629,037	464,163
Consolidated	$4,912,336	$4,511,297

Note 11 — Subsequent Events

On November 2, 2023, the Company repaid all amounts due under its $150.0 million senior secured notes due February 2024.

On October 25, 2023, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $9 million secured by one CFM engine. The trust was funded on inception and the borrowing bears interest at a fixed imputed rate and is payable in monthly installments through October 2028, at which time the Company will have a purchase option at a fixed amount.

On October 31, 2023, the Company, through a wholly owned subsidiary, entered into agreements with a trust to borrow $27 million secured by one Airbus A320 series aircraft. The trust was funded on inception and the borrowing bears interest at a fixed imputed rate and is payable in monthly installments through October 2028, at which time the Company will have a purchase option at a fixed amount.

On October 31, 2023, the Company, through a wholly owned subsidiary, extended the term of its August 2022 revolving credit facility with MUFG Bank by two years to August 2025. All other terms of the agreement remain the same and the facility remains undrawn as of September 30, 2023.

On November 1, 2023, the Company, through a variable interest entity, entered into agreements with Carlyle Aviation Group to borrow $158 million secured by the Company's purchase rights for eight Boeing 737 aircraft. The facility bears a floating interest rate based on SOFR and is due upon delivery of each aircraft or no later than June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2023 and 2022. Also discussed is our financial position as of September 30, 2023 and December 31, 2022. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2023 Review

Third quarter 2023 highlights include:

•Total operating revenue was $565.4 million, up 0.9 percent over the prior year and the highest third quarter total in company history
•Total fixed fee contracts revenue of $17.7 million, up 11.7 percent year-over-year
•TRASM (total passenger revenue per scheduled service available seat mile) of 12.78 cents, up 1.4 percent year-over-year on scheduled service capacity decrease of 0.8 percent year-over-year
•Controllable completion factor of 99.7%
•Total average fare of $129.23, up 2.6 percent year-over-year
•Average ancillary fare of $64.50, up 10.4 percent year-over-year
•Airline special charges of $15.2 million from accelerated depreciation on aircraft retirement plan
•Allways Rewards program enrolled 478 thousand new members during the quarter, bringing total members to 16.7 million
•$88 million in remuneration received from our co-branded credit card year-to-date
•Announced a collaboration with global entertainment icon Carrie Underwood in support of the company's Allways Rewards Visa® card and loyalty program
•Entered into $412.1 million financing arrangement and borrowed $196.4 million collateralized by seven A320 aircraft, with the remaining undrawn balance to be used in 2024 to fund four 737 MAX aircraft
•Sunseeker Resort nears completion - announced December 15, 2023 opening date
•Sunseeker special charges of $17.4 million, net of recoveries, from hurricane and other weather-related events

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2023	December 31, 2022
A319	35	35
A320(1)	92	86
Total	127	121
(1)December 31, 2022 figure does not include five aircraft of which we have taken delivery, but were not yet in service as of that date.

On September 29, 2023, we entered into agreements with The Boeing Company ("Boeing") to amend our 2021 agreement to acquire 50 newly manufactured Boeing 737 MAX aircraft. The amended agreements include a revised delivery schedule for the initial 50 aircraft to now extend through late 2025.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors constraining fleet utilization, we reevaluated our fleet plan and identified 21 aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed on September 29, 2023. Two airframes were retired in September 2023 and the remaining airframes are to be retired between January 2024 and September 2025. The retirements are coordinated with the revised delivery schedule for the 737 MAX aircraft to provide us with opportunities for fleet renewal and replacement. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge of $15.2 million during third quarter 2023. We plan to retain the engines associated with these airframes in our spare engine pool and use the substantial remaining life on these engines to offset future overhaul costs.

As of September 30, 2023, we were party to forward purchase agreements for 52 aircraft. One aircraft was delivered in October 2023 and one is expected to be delivered in December 2023. We currently expect deliveries of 24 737 MAX aircraft in 2024 and 26 thereafter.

NETWORK

As of September 30, 2023, we were selling 549 routes versus 583 as of the same date in 2022. As discussed below, growth in overall capacity and the number of routes served have been reduced as a result of efforts to balance the demand environment and prevailing fuel prices with system wide operational reliability. We expect route count to remain below 2022 levels throughout the rest of the year as we focus on our core markets during our busiest travel periods. We have identified as many as 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75% currently have no current non-stop service. Our total active number of origination cities and leisure destinations were 91 and 33, respectively, as of September 30, 2023.

Our unique model is predicated around expanding and contracting capacity to meet seasonal travel demands.

TRENDS

Demand Momentum

We continue to see strong demand across both peak and off-peak periods relative to pre-pandemic. While peak period demand has persisted meaningfully higher, the performance of off-peak periods in relation to current peaks has normalized according to typical leisure seasonality.

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

Despite a 19.7 percent decrease in fuel cost per gallon during the third quarter 2023 compared to the same period in 2022, attributable to lower crude oil prices and refining margins, we anticipate that our overall costs and operating results will continue to be affected by persistently high and volatile fuel prices. This is primarily due to ongoing geopolitical and economic tensions in the Middle East and Ukraine, which continue to impact the global market.

Boeing Agreement

In September 2023, we signed an agreement with The Boeing Company to amend our 2021 agreement to purchase 50 newly manufactured 737 MAX aircraft. Under the amended agreements, the mix of 737 MAX-8200 and 737 MAX-7 aircraft have been altered so that there will be more 737 MAX-8200 aircraft and fewer 737 MAX-7 aircraft. The amended agreements also reflect a revised delivery schedule for the initial 50 aircraft to deliver through late 2025 and options to acquire as many as 80 additional 737 MAX aircraft. We believe this new aircraft purchase is complementary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, reduced maintenance costs in the early periods of ownership, expected fuel savings and operational reliability from the use of these new aircraft.

Operations

Delays for aircraft in heavy maintenance, airport construction disruption, weather, and air traffic control delays in certain markets continue to impact our operations and we have pulled back some of our capacity growth in 2023 and into 2024 as a result. We believe these issues are not unique to Allegiant nor do we believe they are systemic.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable. We and the International Brotherhood of Teamsters ("IBT”) jointly requested the mediation services of the National Mediation Board ("NMB") in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing, with dates for negotiation sessions currently scheduled through March of 2024.

Separately from the ongoing collective bargaining agreement negotiations, to begin to address retention and pilot pay issues, effective in May 2023, we began recognizing a retention bonus for pilots who continue employment with us until a new labor agreement is approved.The amount is 35 percent of current hourly pay rates, except for the first year first officers for whom the percentage is 82 percent, calculated at a minimum of 85 pay credit hours per month. IBT concurred with this approach. Since its inception, pilot attrition rates have declined and we are increasing the number of pilots employed.

For the three and nine months ended September 30, 2023, we recorded estimated pilot retention bonus accruals of $18.7 million and $30.4 million, respectively. The bonus will be paid to all pilots remaining employed with us upon ratification of a new collective bargaining agreement.

The collective bargaining agreement with our flight attendants is also currently amendable. We and the Transportation Workers Union (“TWU”) representing this group reached an initial tentative agreement in May 2023. That initial tentative agreement was not ratified by the flight attendant membership, and the parties have reengaged in negotiations for an amended contract.

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

We and VivaAerobus expect to offer new routes under the alliance pending U.S. governmental approval of the applications. The approval of the applications was also subject to the return of Mexico to a Category 1 status under the FAA’s International Aviation Safety Assessment (“IASA”) program. The Category 1 status allows foreign airlines to expand their services to U.S. destinations and enter into codeshare partnerships with U.S. airlines. Mexico has now been approved for Category I status.

Sunseeker Resort

Construction of Sunseeker Resort Charlotte Harbor is nearing completion and we expect to open the Resort on December 15, 2023. The Resort is receiving bookings from transient customers and group sales and has hired substantially all of the initial staff needed to open the Resort.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2023 to three months ended September 30, 2022

Operating Revenue

Passenger revenue. For third quarter 2023, passenger revenue remained consistent compared to the same period in 2022 on relatively flat capacity, as scheduled service available seat miles (ASMs) decreased by 0.8 percent. A 10.4 percent increase in average ancillary air-related fare, excluding third party products was offset by a 6.3 percent decrease in average base fare and a 1.9% decrease in number of scheduled service passengers. The increase in average ancillary air-related fare compared to third quarter 2022 was primarily driven by overall strength in core products and the Allegiant Extra rollout.

Third party products revenue. Third party products revenue for third quarter 2023 increased 14.0 percent compared to third quarter 2022. The increase from 2022 is primarily the result of a 41.5 percent increase in the marketing component of co-branded credit card revenues, offset by a decrease in hotel and rental car revenue.

Fixed fee contract revenue. Fixed fee contract revenue for third quarter 2023 increased 11.7 percent compared to the same period in 2022 as a result of a 30 percent increase in fixed fee departures.

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

	Three Months Ended September 30,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	3.79	¢	4.68	¢	(19.0)%
Salaries and benefits	3.68		3.09		19.1
Station operations	1.46		1.49		(2.0)
Depreciation and amortization	1.26		1.13		11.5
Maintenance and repairs	0.80		0.72		11.1
Sales and marketing	0.64		0.58		10.3
Aircraft lease rentals	0.13		0.13		—
Other	0.65		0.67		(3.0)
Special charges, net of insurance recoveries	0.74		0.79		(6.3)
CASM	13.15		13.28		(1.0)
Operating CASM, excluding fuel	9.36		8.60		8.8
Airline special charges CASM	0.34		—		NM
Sunseeker Resort CASM	0.53		0.85		(37.6)
Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity	8.49	¢	7.75	¢	9.5
NM - Not meaningful

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity, increased by 9.5 percent to 8.49 ¢ for third quarter 2023 from 7.75 ¢ in third quarter 2022. The CASM-ex increase is attributable to an 18.7 percent increase in salaries and benefits and a 10.3% increase in sales and marketing expense in third quarter 2023 over third quarter 2022 (for the reasons described in the expense line item discussion below) with a 0.4 percent decrease in capacity as we intentionally reduced capacity growth in light of higher fuel costs and to protect operational integrity. This is reflected in the reduced utilization of our aircraft as average block hours per aircraft per day decreased by 9.4 percent in the quarter compared to third quarter 2022.

Aircraft fuel expense. Aircraft fuel expense decreased $40.3 million, or 19.4 percent, for third quarter 2023 compared to third quarter 2022. This is primarily due to a 19.7 percent decrease in average fuel cost per gallon. The decrease in fuel cost was partially offset by a 0.5 percent increase in fuel gallons consumed.

Salaries and benefits expense. Salaries and benefits expense increased $25.7 million, or 18.7 percent, for third quarter 2023 when compared to third quarter 2022. The increase is due in part to a 10.5 percent increase in the average number of full time equivalent employees from third quarter 2022, which includes newly hired Sunseeker team members. Higher salaries and benefits expense was also driven by increased crew pay, including an $18.7 million accrual for pilot retention bonuses, increased rates for maintenance technicians that took effect in August 2023, and annual merit increases for team members not subject to a collective bargaining agreement.

Station operations expense. Station operations expense for third quarter 2023 decreased $1.7 million, or 2.5 percent compared to third quarter 2022, as scheduled service departures also decreased by 1.4 percent. A reduction in customer compensation for irregular operations, as compared to the same period in 2022, was offset by inflationary pressure on costs in general.

Depreciation and amortization expense. Depreciation and amortization expense for third quarter 2023 increased by 11.4 percent as compared to third quarter 2022 driven by an 11.1 percent increase in the average number of aircraft owned and in service and increased deferred heavy maintenance expense.

Maintenance and repairs expense. Maintenance and repairs expense for third quarter 2023 increased $3.3 million, or 10.3 percent, compared to third quarter 2022, as the result of a 10.2 percent increase in the average number of aircraft in service.

Sales and marketing expense. Sales and marketing expense for third quarter 2023 increased by 10.3 percent compared to the same period in 2022, primarily due to a cobrand relaunch campaign and a Sunseeker advertising campaign.

Other operating expense. Other operating expense decreased $0.9 million or 2.8 percent for third quarter 2023 compared to third quarter 2022 attributable to incremental decreases in legal affairs and crew travel expense.

Special charges. During third quarter 2023, we recorded $32.6 million of special charges including $15.2 million in accelerated depreciation from planned early retirement of 21 airframes from 2023 through 2025 pursuant to a revised fleet plan. In addition, we recognized $17.9 million in additional losses related to 2023 and 2022 weather events in third quarter 2023 as compared to $35.0 million of special charges related to Hurricane Ian recorded in third quarter 2022.

Interest Expense and Income

Interest expense for the quarter ended September 30, 2023 increased by $5.0 million, or 14.6 percent over third quarter 2022, attributable primarily to a 3.2 percentage point increase in the weighted average variable interest rate year-over-year due to increases in the indices. The increase in interest expense was partially offset by a $7.5 million increase in interest income compared to third quarter 2022, due to higher yields on investments in debt securities.

Income Tax Expense

We recorded a $4.9 million income tax benefit at an effective tax rate of 16.3 percent and a $9.7 million income tax benefit at a 17.3 percent effective tax rate for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022

As comparisons of our 2023 results to 2022 reflect changes due to the continued impact of the COVID-19 pandemic on air travel during the nine months ended September 30, 2022, and early in 2022 in particular, year-over-year comparisons below are not necessarily indicative of expected full year-over-year results.

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2023, passenger revenue increased 12.4 percent compared with the same period in 2022. Scheduled service passengers were up 2.7 percent and the average scheduled service base fare increased by 8.7 percent due to stronger leisure demand. The increase in passenger revenue was also driven by a 10.3 percent increase in average ancillary air-related fare, excluding third party products. The increase in average ancillary air-related fare over the same period in 2022 was primarily driven by overall strength in core products and the Allegiant Extra rollout.

Third party products revenue. Third party products revenue for the nine months ended September 30, 2023 increased 11.0 percent over the same period in 2022. The increase from 2022 is primarily the result of increased Allways® Rewards Program revenues.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2023 increased 14.2 percent compared to the same period in 2022 as a result of a 24.6 percent increase in fixed fee departures.

Operating Expenses

The following table presents unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods:

	Nine Months Ended September 30,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	3.67	¢	4.48	¢	(18.1)%
Salaries and benefits	3.53		2.92		20.9
Station operations	1.36		1.41		(3.5)
Depreciation and amortization	1.16		1.04		11.5
Maintenance and repairs	0.67		0.65		3.1
Sales and marketing	0.60		0.54		11.1
Aircraft lease rentals	0.13		0.12		8.3
Other	0.66		0.59		11.9
Special charges, net of insurance recoveries	0.14		0.25		(44.0)
CASM	11.92		12.00		(0.7)
Operating CASM, excluding fuel (2)	8.25		7.52		9.7
Airline special charges CASM	0.11		—		NM
Sunseeker Resort CASM	0.14		0.30		(53.3)
Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity	8.00	¢	7.22	¢	10.8
NM - Not meaningful

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity.

Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity, increased by 10.8 percent to 8.00 ¢ for the nine months ended September 30, 2023 from 7.22 ¢ in the same period in 2022. The CASM-ex increase is attributable to an increase in non-fuel airline costs, in the first nine months of 2023 over the same period in 2022 (for the reasons described in the expense line item discussion below) with only a 0.7 percent increase in total system capacity as we intentionally reduced capacity growth to protect operational integrity. This is reflected in the reduced utilization of our aircraft as average block hours per aircraft per day decreased by 8.7 percent in the period compared to the first nine months of 2022.

Aircraft fuel expense. Aircraft fuel expense decreased $109.6 million, or 17.4 percent, for the nine months ended September 30, 2023 compared to the same period in 2022. This is primarily driven by a 19.1 percent decrease in average fuel cost per gallon. The decrease in fuel cost was partially offset by a 1.9 percent increase in fuel gallons consumed on a 0.7 percent increase in total available seat miles.

Salaries and benefits expense. Salaries and benefits expense increased $88.8 million, or 21.6 percent, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is due in part to a 10.5 percent increase in the average number of full time equivalent employees from the same period in 2022, which increase includes newly hired Sunseeker team members.

On a per ASM basis, salaries and benefits expense increased 20.9 percent. The cost increases primarily relate to increases in crew pay, including a $30.4 million accrual for pilot retention bonuses, increased rates for maintenance technicians that took effect in August 2023, and annual merit increases for team members not subject to a collective bargaining agreement.

Station operations expense. Station operations expense for the nine months ended September 30, 2023 decreased $6.1 million or 3.1 percent mostly due to decreased costs associated with irregular operations compared to the prior year period. Reductions in irregular operations costs were offset by inflationary pressure on costs in general.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2023 increased $18.8 million or 12.9 percent as compared to the same period in 2022 due primarily to an 11.1 percent increase in the average number of aircraft owned and in service and increased amortization of deferred heavy maintenance.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2023 increased by $4.4 million or 4.9 percent compared to the same period in 2022. The increase was driven by a 10.6 percent increase in average aircraft in service offset by a higher volume of repairs in the prior year period compared to the current year.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2023 increased 13.0 percent compared to the same period in 2022 due to an increase in net credit card fees as a result of a 12.4 percent increase in passenger revenue year-over-year and due to a fee paid to transition our cobrand credit card to the Visa network.

Other operating expense. Other expense for the nine months ended September 30, 2023 increased by $8.6 million, or 10.4 percent year-over-year, due to incremental increases in outsourced labor and software support associated with ongoing IT initiatives, legal and governmental affairs, and crew transportation expense.

Special charges. During the nine months ended September 30, 2023, we recorded $15.2 million of special charges attributable to accelerated depreciation from the planned early retirement of 21 airframes per our revised fleet plan. In addition, we recognized $4.6 million of special charges net of recoveries related to 2023 and 2022 weather events as $18.2 million of additional special charges was offset by the recognition of $13.6 million of insurance recoveries on Sunseeker Resort damages. During the nine months ended September 30, 2022, we recorded $35.0 million of special charges related to Hurricane Ian.

Income Tax Expense

We recorded a $41.3 million income tax expense at an effective rate of 25.7 percent compared to a $10.9 million tax benefit at a 17.9 percent effective tax rate for the nine months ended September 30, 2023 and 2022, respectively. The 25.7 percent effective tax rate for the nine months ended September 30, 2023 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended September 30,			Percent Change (1)
	2023	2022		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,292,031	4,359,417		(1.5)%
Available seat miles (ASMs) (thousands)	4,433,767	4,450,595		(0.4)
Airline operating expense per ASM (CASM) (cents)	12.62 ¢	12.43	¢	1.5
Fuel expense per ASM (cents)	3.79 ¢	4.68	¢	(19.0)
Airline special charges per ASM (cents)	0.34 ¢	—	¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.49 ¢	7.75	¢	9.5
Departures	29,251	29,432		(0.6)
Block hours	67,312	67,277		0.1
Average stage length (miles)	858	857		0.1
Average number of operating aircraft during period	126.8	115.1		10.2
Average block hours per aircraft per day	5.8	6.4		(9.4)
Full-time equivalent employees at end of period	5,578	5,285		5.5
Fuel gallons consumed (thousands)	54,320	54,044		0.5
ASMs per gallon of fuel	81.6	82.4		(1.0)
Average fuel cost per gallon	$3.09	$3.85		(19.7)

Scheduled service statistics:
Passengers	4,234,196	4,316,163		(1.9)
Revenue passenger miles (RPMs) (thousands)	3,744,225	3,820,339		(2.0)
Available seat miles (ASMs) (thousands)	4,280,034	4,315,984		(0.8)
Load factor	87.5%	88.5%		(1.0)
Departures	28,040	28,436		(1.4)
Block hours	64,857	65,182		(0.5)
Average seats per departure	176.8	175.8		0.6
Yield (cents) (2)	6.49 ¢	6.92	¢	(6.2)
Total passenger revenue per ASM (TRASM) (cents)(3)	12.78 ¢	12.60	¢	1.4
Average fare - scheduled service(4)	$57.43	$61.26		(6.3)
Average fare - air-related charges(4)	$64.50	$58.40		10.4
Average fare - third party products	$7.31	$6.29		16.2
Average fare - total	$129.23	$125.95		2.6
Average stage length (miles)	864	860		0.5
Fuel gallons consumed (thousands)	52,491	52,491		—
Average fuel cost per gallon	$3.07	$3.84		(20.1)
Rental car days sold	335,542	364,481		(7.9)
Hotel room nights sold	54,447	71,205		(23.5)
Percent of sales through website during period	95.1%	96.1%		(1.0)
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

NM Not Meaningful

Comparative Consolidated Operating Statistics

The following tables set forth our operating statistics for the periods indicated:

	Nine Months Ended September 30,		Percent Change (1)
	2023	2022	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	13,196,465	12,834,078	2.8%
Available seat miles (ASMs) (thousands)	14,164,936	14,060,825	0.7
Airline operating expense per ASM (CASM) (cents)	11.78 ¢	11.70 ¢	0.7
Fuel expense per ASM (cents)	3.67 ¢	4.48 ¢	(18.1)
Airline special charges per ASM (cents)	0.11 ¢	— ¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.00 ¢	7.22 ¢	10.8
Departures	90,792	90,064	0.8
Block hours	215,716	212,403	1.6
Average stage length (miles)	883	885	(0.2)
Average number of operating aircraft during period	124.7	112.7	10.6
Average block hours per aircraft per day	6.3	6.9	(8.7)
Full-time equivalent employees at end of period	5,578	5,285	5.5
Fuel gallons consumed (thousands)	170,271	167,070	1.9
ASMs per gallon of fuel	83.2	84.2	(1.2)
Average fuel cost per gallon	$3.05	$3.77	(19.1)

Scheduled service statistics:
Passengers	13,076,015		12,736,268		2.7
Revenue passenger miles (RPMs) (thousands)	11,947,986		11,646,212		2.6
Available seat miles (ASMs) (thousands)	13,778,994		13,716,838		0.5
Load factor	86.7%		84.9%		1.8
Departures	87,800		87,475		0.4
Block hours	209,468		206,868		1.3
Average seats per departure	176.1		175.7		0.2
Yield (cents) (2)	7.55	¢	6.94	¢	8.8
Total passenger revenue per ASM (TRASM) (cents)(3)	13.46	¢	12.03	¢	11.9
Average fare - scheduled service(4)	$68.95		$63.44		8.7
Average fare - air-related charges(4)	$66.28		$60.07		10.3
Average fare - third party products	$6.57		$6.08		8.1
Average fare - total	$141.80		$129.59		9.4
Average stage length (miles)	889		889		—
Fuel gallons consumed (thousands)	165,599		162,933		1.6
Average fuel cost per gallon	$3.05		$3.77		(19.1)
Rental car days sold	1,081,483		1,161,579		(6.9)
Hotel room nights sold	193,643		222,334		(12.9)
Percent of sales through website during period	95.3%		96.2%		(0.9)
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

NM Not Meaningful

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased slightly to $1.01 billion at September 30, 2023, from $1.02 billion at December 31, 2022. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet transition, return capital to shareholders in the form of recurring regular quarterly dividends and share repurchases, and invest in Sunseeker Resort. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as planned capital outlay related to Sunseeker Resort.

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, availability under revolving credit facilities, PDP facilities, and borrowings to meet our future contractual obligations. We will continue to consider raising funds through debt financing as needed to fund capital expenditures.

In addition to our recurring quarterly cash dividend, our current share repurchase authority is $88.2 million. There is no expiration to this program.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased slightly from $2.12 billion as of December 31, 2022 to $2.31 billion as of September 30, 2023. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of September 30, 2023 was $1.28 billion, an increase of $200.4 million from December 31, 2022. During the nine months ended September 30, 2023, we exercised a $15.2 million purchase option on one Airbus A320 finance leased aircraft and subsequently refinanced the same aircraft for $27.0 million. We also entered into a revolving credit facility to borrow up to $100.0 million which remains undrawn. This revolving credit facility is in addition to existing undrawn revolving credit facilities totaling $279.9 million. In addition, we obtained a $92.7 million debt facility secured by Airbus A320 aircraft. For the nine months ended September 30, 2023, we made total principal payments on debt of $292.9 million, including the voluntary repayment of a $61.0 million debt facility secured by 23 Airbus aircraft.

Additionally, during the third quarter of 2023, we entered into a credit facility in an amount of up to $412.1 million, of which $196.0 million was funded in September and a portion of the proceeds were used to voluntarily prepay $112.8 million in existing debt. Additionally, $76.3 million was drawn on an existing PDP financing facility during the same period to finance Boeing pre-delivery deposits.

As of September 30, 2023, approximately 86.2 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2023, our operating activities provided $369.5 million of cash compared to $221.8 million during the same period 2022. This change is primarily attributable to a $169.5 million increase in net income.

Investing Activities. Cash used for investing activities was $537.4 million during the nine months ended September 30, 2023 compared to $335.6 million used for investing activities during the same period in 2022. The change is primarily attributable to a $102.3 million increase in purchases of property and equipment, a $166.7 million increase in aircraft pre-delivery deposits, and a $28.1 million increase in net of proceeds from maturities of investment securities net of purchases, compared to the nine months ended September 30, 2022.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2023 was $229.2 million, compared to $15.7 million of cash used in the same period in 2022. The change was the result of a $264.9 million decrease in proceeds from issuance of debt offset by a $373.2 million decrease in principal payments on long term debt and finance lease obligations and by $69.9 million of cash disbursed to us from funds held in a construction loan deposit trust account during the nine months ended September 30, 2023, compared to $87.5 million of funds deposited into the construction deposit trust account (which are considered to be both cash proceeds from the issuance of debt and cash outflows to the deposit trust account) in the nine months ended September 30, 2022. The funds in the construction deposit trust account consist of proceeds of the Sunseeker construction loan and insurance recoveries and are disbursed to us on approval of construction expenses submitted to the trustee. The net cash provided by these factors in the first nine months of 2023 was offset by $11.1 million used to pay cash dividends and $16.9 million used for repurchases of common stock attributable to open market repurchases and tax withholding on restricted award vestings during the nine months ended September 30, 2023, compared to none in the prior year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2023. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2022 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2023 represented 30.8 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the nine months ended September 30, 2023, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $52.1 million. We have not hedged fuel price risk for many years.

Interest Rates

As of September 30, 2023, we had $317.5 million of variable-rate debt, including current maturities and without reduction for $3.1 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $2.9 million for the nine months ended September 30, 2023.

Item 4. Controls and Procedures

As of September 30, 2023, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during third quarter 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
July	1,339	$129.46	None
August	2,527	$121.53	None
September	11,976	$78.84	None
Total	15,842	$89.93	—	$88,196

(1)Represents shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.
(2)Represents the remaining dollar amount of open market purchases of our common stock which has been authorized by our board under a share repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on October 18, 2021. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 28, 2022).
10.1	Separation Agreement between Registrant and John Redmond dated September 26, 2023
10.2
Credit Agreement by and among Sunrise Asset Management, LLC, as Borrower, the Lenders party hereto, as Lenders, BNP Paribas, as Administrative Agent, Bank of Utah, as Security Trustee, BNP Paribas and JSA International U.S. Holdings ,LLC as Lead Arrangers, and BNP Paribas, as Sole Structuring Agent dated as of September 27, 2023(1)

10.3
Mortgage and Security Agreement by and among Sunrise Asset Management, LLC, as Mortgagor, Bank of Utah, as Account Bank, and Bank of Utah, not in its individual capacity but solely as Security Trustee, as Mortgagee, dated as of September 27, 2023(1)

10.4	Lessee Consent from Sunrise Asset Management, LLC as Lessor, and Bank of Utah, as Security Trustee, to Allegiant Air, LLC, as Lessee dated September 29, 2023(1)
10.5	Lessee Guarantee Agreement by and between Allegiant Air, LLC, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023
10.6	Allegiant Guarantee Agreement by and between Allegiant Travel Company, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023
10.7	Table of Contents of Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC(1)
10.8	Supplemental Agreement No. 2 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC(1)
10.9	Table 1A-R2 to Purchase Agreement No. PA-05130 - Aircraft Information Table 737-8200(1)
10.10	Table 1B-R2 to Purchase Agreement No. PA-05130 - Aircraft Information Table Model 737-7(1)
10.11	Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A1-R1 to Purchase Agreement Number PA-05130(1)
10.12	Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A2-R1 to Purchase Agreement Number PA-05130(1)
10.13	Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC - Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130(1)
10.14	Letter Agreement WJE-PA-05130-LA-2101477R1 between The Boeing Company and Allegiant Air, LLC(1)
10.15	Attachment A to Letter Agreement No. WJE-PA-05130-LA-2101477(1)
10.16	Attachment B to Letter Agreement No. WJE-PA-05130-LA-2101477(1)
10.17	Letter Agreement WJE-PA-05130-LA-2101479R2 between The Boeing Company and Allegiant Air, LLC(1)
10.18	Letter Agreement WJE-PA-05130-LA-2101488R1 between The Boeing Company and Allegiant Air, LLC(1)
10.19	Letter Agreement WJE-PA-05130-LA-2104982R1 between The Boeing Company and Allegiant Air, LLC(1)
10.20	Letter Agreement WJE-PA-05130-LA-2103930R1 between The Boeing Company and Allegiant Air, LLC(1)
10.21	Letter Agreement WJE-PA-05130-LA-2101482R1 between The Boeing Company and Allegiant Air, LLC(1)
10.22	Letter Agreement WJE-PA-05130-LA-2103907R1 between The Boeing Company and Allegiant Air, LLC(1)
10.23	Letter Agreement WJE-PA-05130-LA-2103908R1 between The Boeing Company and Allegiant Air, LLC(1)
10.24	Attachment A to Letter Agreement No. WJE-PA-05130-LA-2103908R1(1)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Certain confidential information in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 8, 2023	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer