Form 10-K
period 2023-12-31
Allegiant Travel CO
filed 2024-02-29
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2023

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $1.9 billion computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 23, 2024 was 18,286,324.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 26, 2024, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 90.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2023

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future expenses, revenues, earnings, available seat mile (ASM) growth, fuel cost and consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, timing of aircraft deliveries and retirements, number of possible future markets that may be served, the implementation of a joint alliance with VivaAerobus, the operation of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of Boeing on its aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing and third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of governmental regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully operate Sunseeker Resort at Charlotte Harbor, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results, and the perceived acceptability of our environmental, social and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 1. Business

Overview

We are a leisure travel company focused on providing travel and leisure services and products to residents of under-served cities in the United States. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost, low utilization passenger airline marketed primarily to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed nation-wide route network, pricing philosophy, direct distribution, award-winning loyalty programs, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

In connection with our leisure travel focus, we opened Sunseeker Resort Charlotte Harbor on December 15, 2023. The resort has 785 guestrooms (including suites) and 20 curated food and beverage outlets.

Below is a brief description of the travel services and products we provide to our airline customers:

Scheduled service air transportation. We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 1, 2024, our operating fleet consisted of 126 Airbus A320 series aircraft. As of that date, we were selling travel on 555 routes to 124 cities. Of these routes, 428 of them are unique routes which do not have any current nonstop competition. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services. We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. The revenue for ancillary air-related products and services is reflected in the passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from our co-brand Allegiant credit card and our non-card loyalty program.

Third party products and services. We offer third party travel products such as hotel rooms and ground transportation (rental cars and hotel shuttle products) for sale to our passengers. The marketing component of revenue related to our co-brand credit card is also included in this category.

Fixed fee contract air transportation. We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Allegiant 2.0

We continue to sharpen our focus on offerings to meet more of the travel and leisure needs of our customers. We have coined this next stage of our Company strategy as "Allegiant 2.0" which includes the following Company goals:
•maintaining our foundation of providing affordably accessible all-nonstop air travel while refining and strengthening our air travel product;
•expanding our already broad domestic network as we have identified more than 1,400 incremental routes of which approximately 77 percent currently have no nonstop service;
•expanding our travel company focus and offerings with the operation of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort");
•seeking to offer (subject to government approval) transborder international scheduled service to premier beach destinations in Mexico through our partnership with VivaAerobus;
•utilizing our customer data to capture accretive, asset-light direct-to-consumer revenue opportunities by offering vacation packages that include hotel stay and car rental;
•transforming our eCommerce strategy to create a frictionless experience for our customers and drive increased air ancillary and third party revenue generation;
•expanding our award-winning co-brand credit card program and our non-card loyalty program;
•maximizing return from our marketing investment dollars by entering into dynamic agreements, such as the naming rights agreement with the Raiders of the National Football League for Allegiant Stadium in Las Vegas

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is http://www.allegiant.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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
We have established a broad route network with a national footprint. As of February 1, 2024, we serve 543 active routes between 90 origination cities and 33 leisure destinations in 42 states, and as of that date, we had announced 12 new routes scheduled to begin service in 2024. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint, coupled with our low frequency scheduling, provides us with a diversified, resilient network. We operate to more cities than any non-legacy U.S. carrier, protecting us against overexposure to any one geographic location. Our 24 bases spread throughout the country provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 1, 2024, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

Bellingham
Spokane
Kalispell
Portland
Pasco
Missoula
Great Falls
Eugene
Minot
Grand Forks
Fargo
Bozeman
Billings
Bismarck
Medford
Boise
St. Cloud
Minneapolis
Idaho Falls
Rapid City
Sioux Falls
San Francisco / Oakland
Stockton
Provo
Grand Island
Monterey
Fresno
Denver
Grand Junction
Las Vegas
Santa Maria
Los Angeles
Palm Springs
Santa Ana / Orange County
San Diego
Phoenix
Phoenix / Mesa
Omaha
Des Moines
Kansas City
Wichita
Tulsa
Oklahoma City
Springfield
Northwest Arkansas
El Paso
Shreveport
Austin
San Antonio
Laredo
McAllen
Houston
New Orleans
Appleton
Chicago
Rockford
Cedar Rapids
Moline
Peoria
Bloomington
Springfield
Belleville
Evansville
Memphis
Little Rock
Nashville
Chattanooga
Gulfport / Biloxi
Destin / Ft. Walton Beach
Traverse City
Grand Rapids
Flint
Toledo
South Bend
Fort Wayne
Indianapolis
Cincinnati
Louisville
Dayton
Columbus
Akron -Canton
Pittsburgh
Huntington
Lexington
Tri-Cities
Knoxville
Asheville
Greenville / Spartanburg
Plattsburgh
Syracuse
Rochester
Niagara Falls
Albany
Elmira
Bangor
Portsmouth
Boston
Providence
Newburgh
New York City
Allentown
Harrisburg
Hagerstown
Clarksburg
Washington, D.C. / Baltimore
Washington D.C. / Dulles
Richmond
Norfolk
Roanoke
Greensboro
Concord
Myrtle Beach
Charleston
Savannah/Hilton Head
Jacksonville
Orlando / Sanford
Orlando
Melbourne / Cocoa Beach
Tampa / St. Pete
Sarasota / Bradenton
West Palm Beach
Fort Myers / Punta Gorda
Fort Lauderdale
Key West

We have identified more than 1,400 additional domestic routes which we could target in the future to further expand our network.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $72.90 per passenger in 2023. We own and manage our own eCommerce platform, which gives us the ability to modify our system to enhance third party product offerings based on specific needs. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

Capacity management

We actively manage our seat capacity to match leisure demand patterns. This is enabled by our highly variable cost structure which allows us to increase capacity in high demand periods. This has resulted in our being able to generate a disporportionate portion of our operating income in the peak periods including March, summer (June and July) and the holiday seasons.

Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2023, during our peak demand period in July, we averaged 7.4 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 4.5 system block hours per aircraft per day, which is almost 40 percent less than the average system block hours in July.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which typically provide a fairly consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2023, we were able to profitably fly a disproportionately low 11 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

To effectively hedge against fuel cost increases, during periods of high fuel cost we will often pull back capacity, particularly in off peak periods, and focus our flying in peak periods which drives higher fares to offset the fuel cost increases. Conversely, during periods of lower fuel costs, we will increase flying in off peak periods as marginally profitable flights will become more profitable with lower fuel costs.

Our strong revenue production from ancillary items, coupled with our ability to rapidly adjust capacity, has allowed us to consistently operate profitably and in many cases, produce among the industry leading margins in challenging macro environments, including periods of high fuel prices, economic recession and a pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry, particularly as a solely leisure focused carrier. In evaluating our cost performance, our management team typically compares to the following other publicly held domestic airlines: Delta Air Lines, American Airlines, United Airlines, Southwest Airlines, JetBlue Airways, Alaska Airlines, Hawaiian Airlines, Spirit Airlines, Frontier Airlines and Sun Country Airlines (which we refer to as the "Industry"). Our airline operating CASM, excluding fuel, special charges, and Sunseeker Resort) was 8.12 ¢ in 2023, which we believe is significantly lower than the Industry average.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by opportunistically acquiring aircraft and by primarily owning our aircraft. As of February 1, 2024, we own or finance lease all but 17 of the aircraft in our operating fleet. In addition, we believe that we properly balance lower aircraft acquisition costs and operating costs to minimize our total costs.

Throughout our history, we have primarily purchased used aircraft with meaningful remaining useful lives, at reduced prices. As of February 1, 2024, our operating fleet consists of 126 Airbus A320 series aircraft, of which 113 were acquired used and 13 were acquired new.

In December 2021, we opportunistically negotiated an agreement with The Boeing Company to purchase 50 newly manufactured 737MAX aircraft with options to purchase additional 737MAX aircraft. We amended this agreement in 2023 with revised terms that now provide us with options to purchase up to an additional 80 737MAX aircraft. Under our contract with Boeing, deliveries of the initial 50 aircraft are expected between 2024 and 2025, but will likely be impacted by recent events affecting Boeing quality assurance and the certification process for the 737MAX-7 aircraft. See Item 1A – Risk Factors - "Regulatory review of Boeing's operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences." We believe this new aircraft purchase will be complementary with our low cost strategy. Our intent to retain ownership of the aircraft, coupled with the longer useful life for depreciation purposes should result in similar ownership expense when compared with a used aircraft in our fleet. In addition, the expected fuel savings, improved operational reliability, and other savings expected from the use of these new aircraft should aid in improving our overall low cost structure, and the lower cost of operating this aircraft is expected to allow us to profitably add new service or routes.

We expect to continue to acquire used aircraft as necessary to support planned growth and aircraft retirements.

Low distribution costs. Our nontraditional marketing approach reduces distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase air travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of air travel through our website is the least expensive form of distribution for us and accounted for 95.8 percent of our scheduled service revenue during 2023.

Data driven. As an organization, we strive to always use data to make informed, fact-based decisions. We are continuing to focus on capturing data to identify trends and patterns in an effort to gain efficiencies and decrease costs. For example, we utilize predictive maintenance to identify necessary aircraft maintenance before a problem arises, thereby avoiding unscheduled maintenance events which are costly and disruptive to our schedule. In addition, our direct to consumer distribution method results in enhanced data which helps us deepen our relationship with our customers and increase sales.

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

Ancillary product offerings

We believe leisure travelers are generally more price-sensitive than other travelers. As such, we offer the unbundling of the air transportation product by charging fees for services many U.S. airlines have historically only bundled in their base fare. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. Our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

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

Financial position

As of December 31, 2023, we had $870.7 million of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations (net of related costs) of $2.26 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $1.39 billion as of December 31, 2023. As of February 1, 2024, we have $275.0 million of undrawn capacity under revolving credit facilities plus another $25.1 million of undrawn capacity under our PDP (pre-delivery payments) facilities.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes as of February 1, 2024 are summarized below (includes 543 active routes, and 12 newly announced routes as of February 1, 2024, which will begin service in 2024):

Routes to Orlando (MCO & SFB)	72
Routes to Las Vegas	61
Routes to Tampa/St. Petersburg	59
Routes to Punta Gorda	49
Routes to Phoenix (AZA & PHX)	46
Routes to Destin	31
Routes to Sarasota	26
Other routes	211
Total routes	555

The number of routes served varies from time to time as some routes are offered seasonally or on a temporary basis.

Marketing and Distribution

Core to Allegiant’s business model is our direct-to-customer distribution. In lieu of the Global Distribution System (GDS) distribution points used by most airlines, allegiant.com is our primary distribution method. This low-cost strategy results in significant cost savings by avoiding fees associated with GDS. It also enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

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

Whether introducing new service to a community or promoting existing routes, our advertising is often supported by cooperative marketing funding from airport authorities and destination marketing organizations. We continue to see benefit from these cooperative marketing campaigns, as well as from high-profile sponsorships like Allegiant Stadium. Underpinning our advertising efforts, high-profile sponsorships add credibility to our brand, drive new customer acquisition and enhance our national profile.

Our co-brand credit card incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like complimentary priority boarding. Cardholders are among our most engaged customers and book air ancillary and third-party products at a higher rate than other customers. As of December 31, 2023, we had more than 485 thousand co-brand cardholders. For five years in a row, Allegiant's co-brand credit card has been voted as the No. 1 Best Airline Credit Card and our non-card loyalty program Allways Rewards® was recently rated as the number two Best Frequent Flyer Program in USA Today's 10 Best Loyalty/Rewards Readers' Choice Awards. Allways Rewards®, with more than 17 million members at December 31, 2023, allows us to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in customer loyalty and increased revenues over time.

We believe our co-brand credit card and non-card loyalty program may be particularly attractive to our customers in the small to mid-sized cities served by us as there are few other airlines that operate service from those cities and as a result, our loyalty programs offer rewards these customers may highly value. In addition, our co-brand credit card is designed for the less frequent leisure traveler, with status benefits – such as priority check-in, priority boarding and a free drink onboard – from day one of having the card.

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

Our competitors include legacy airlines, low cost carriers ("LCCs"), ultra-low cost carriers ("ULCC"), regional airlines, new entrant airlines, and to a much lesser extent, other forms of transportation. The legacy airlines are larger, have significantly greater financial resources, are better known, and have more established reputations than us. In a limited number of cases, following our entry into a market, competitors have chosen to add service, reduce their fares, or both. Competitors may also choose to enter after we have developed a market.

We believe our under-served city strategy and less than daily service has reduced the intensity of competition we might otherwise face. As of February 1, 2024, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport and at 12 other airports in our network. We and Sun Country Airlines are the only mainline domestic scheduled carriers serving Phoenix Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater International Airport. Although no other mainline domestic scheduled carriers operate in these airports, most U.S. airlines serve the major airport for Orlando, Phoenix, Fort Myers, and Tampa. In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of December 31, 2023, we face mainline non-stop competition on approximately 23 percent of our operating and announced routes. We overlap with Southwest Airlines on 77 routes, Spirit Airlines on 34 routes, Frontier Airlines on 33 routes, American Airlines on 17 routes, Breeze Airways on 17 routes, Delta Airlines on 16 routes, United Airlines on nine routes, JetBlue Airways on seven routes, Sun Country Airlines on five routes and Alaska Airlines on three routes. In many cases, we face competition from more than one other airline on the same route, resulting in a total of 127 competitive routes as of that date and 428 routes with no current nonstop competition. We may also experience additional competition based on recent route announcements of other airlines.

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

Environmental, Social and Governance (ESG)

As an integrated travel company with an expanding airline business, we believe that solidifying our commitment to ESG efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. In 2022, we entered a 3-year partnership with Schneider Electric to develop a comprehensive ESG program including:

•Identify and prioritize relevant ESG topics through a materiality assessment. These topics are included in our ESG reports.
•Publish ESG reports referencing the Global Reporting Initiative (GRI).
•Provide ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions.
•Establish ESG targets and environmental target achievement plans, which we published in our 2022 ESG report.

In 2023, we issued our second annual ESG report. This comprehensive report outlines our disclosures pertaining to material topics identified by key stakeholders and establishes the following ESG Goals:

•Environmental: Emissions - Reduce tank-to-wake GHG emissions by 10 percent per revenue ton kilometer (RTK) by the end of 2030 from 2023 base year.
•Social: (1) Safety - Earn the IATA Operational Safety Audit (IOSA) certification by the end of 2026. (2) Diversity and Inclusion - Over the years, we have attracted and cultivated top talent that has led to our ability to consistently achieve industry-leading financial metrics. We will continue to hire, develop and support the best team members by fostering a transparent, diverse and inclusive company culture.
•Governance: (1) Customer Engagement - Maintain a controllable completion of at least 99.5 percent annually. (2) Procurement - Adopt a responsible sourcing policy and embed the policy into existing governance and procurement management systems by the end of 2025

To determine material topics, a materiality assessment was conducted. This assessment benchmarked material ESG topics across our industry, global reporting frameworks and third-party rating and ranking methodologies. We then engaged with more than 400 stakeholders including customers, employees, suppliers, shareholders and community partners. Based on survey and interview results, we identified the following topics as material to Allegiant:

•Environmental - Emissions, Energy, Waste and Hazardous Materials

•Social - Product Quality and Safety, Accident and Safety Management, Human Rights, Benefits and Work-Life Balance, Non-Discrimination, Employee Health and Safety, Employment, Diversity, Equity and Inclusion, Employee Training and Development, Labor Management, Local Job Creation
•Governance - Business Ethics and Integrity, Anti-Corruption, Competitive Behavior, Data Security, Customer Privacy

These material topics will continue to guide the development of our annual ESG reports.

In addition, we made recent investments in several ESG areas that will enable us to build a more resilient business, drive greater efficiencies and give back to our communities. These include the following:

Environmental: Agreed to purchase 50 Boeing 737MAX aircraft, which are expected to burn up to 20 percent less fuel on a per passenger basis compared to certain of the older Airbus A320 Series aircraft in our fleet, with the option to purchase an additional 80 Boeing 737MAX aircraft.

Social: Provided in-kind travel for Make-A-Wish kids and their families, including our 2000th wish kid in the beginning of 2023. Continued offering free office space in our Las Vegas headquarters to the Make-A-Wish Southern Nevada Chapter. Pledged $1.0 million to Boys & Girls Clubs of America as discussed under "Community Involvement" below. Gifted over $40,000 of flight vouchers to local elementary and high school teachers in partnership with The Smith Center for the Performing Arts’ The Heart of Education Awards program.

Governance: In 2022, we began efforts to implement multiple systems – including SAP Ariba, Trax and Fuel Plus – to manage and enhance our supply chain. All three systems are procurement platforms that will enable better tracking of our supplier spend and demographics to help us account for the items or services we procure. In 2023, we launched SAP Ariba and Fuel Plus for enterprise-wide use. We expect to launch Trax in 2024.

Environment

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. Back in 2013, we began the process of transitioning our fleet from a mixture of MD-80 aircraft and Boeing 757 aircraft to an all-Airbus fleet with the transition concluding in November 2018. During this period, we saw significant improvement in fuel efficiency. During 2023, we consumed 225 million gallons of fuel averaging 83.4 ASMs per gallon of fuel, a 32 percent improvement when compared to 2012. Our agreement with Boeing and CFM International to purchase 50 Boeing 737 MAX aircraft powered by LEAP 1-B engines, with deliveries beginning in 2024, will provide us with new aircraft and more environmentally friendly engines. This aircraft is expected to burn up to 20 percent less fuel on a per passenger basis as compared to certain of the older Airbus A320 aircraft in our fleet.

As of December 31, 2023, the composition of our fleet included a mix of A319 and A320 aircraft with seat configurations ranging from 156 to 186 seats, some of which are fitted with fuel-efficient Sharklets. We expect to see further fuel efficiency once the 737 MAX aircraft are added to our fleet.

Despite the significant fuel efficiencies gained over the past decade, we recognize we have a responsibility to do more, and one of our ESG goals is to reduce emissions through the end of this decade. We have an internal Fuel Steering Committee that meets monthly to discuss various alternatives to conserve fuel. Building on the dedicated efforts and teamwork of our pilots, dispatchers, and station personnel, we are actively advancing our fuel conservation practices across all flights, which include the following:

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

In addition to the initiatives above, we are currently assessing sustainable aviation fuels as part of our sustainability strategy for reaching our emissions intensity reduction goal by the end of 2030 and offsetting requirements under the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA).

Unlike many air carriers focused on business travel, our strategy is to provide access to affordable travel for leisure travelers who highly value their vacations and are likely to take vacations in any economic environment. We are a low utilization air carrier focusing on leisure travel. We seek to closely match our available capacity with demand trends in providing only nonstop service from under-served cities to leisure destinations. For example, in 2023 during our peak demand period in July, we averaged 7.4 system block hours per aircraft per day while in September, we averaged only 4.5 system block hours per aircraft per day when leisure demand is seasonally lower. This practice of significantly reduced flying during the off-peak periods leads to consistently high load factors, and further enhances fuel efficiency. We offer all nonstop flights, directly from 123 cities as of February 1, 2024, providing service in many markets abandoned or under-served by larger carriers. If not for Allegiant, many of the customers we serve would not have access to direct flights by virtue of either geography or price point. Prior to our initiation of service on these routes, many of these passengers either traveled by car, which is significantly less fuel efficient than air travel, or traveled by car to larger airports to fly, where higher cost connecting flights were the only option. As fuel consumption is greatest during take-off, the ability to travel to the destination with a single take-off, as opposed to at least two take-offs on connecting flights, is more fuel efficient.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We do not use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future. Our largely variable cost structure allows us to adjust capacity accordingly based on the fuel environment.

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

For further information on our cybersecurity practices, see Item 1C - Cybersecurity.

Employees

As of December 31, 2023, the airline employed 5,643 full-time equivalent employees. Full-time equivalent employees consisted of approximately 1,200 pilots, 1,550 flight attendants, 650 airport operations personnel, 750 maintenance personnel, 200 reservation agents, 50 flight dispatchers, and 1,200 management and other personnel. Additionally, we employed 1,043 full-time equivalent employees at our newly opened Sunseeker Resort as of the same date.

Four groups of our employees – pilots, flight attendants, dispatchers, and maintenance technicians – are represented by labor organizations pursuant to the Railway Labor Act (“RLA”). Those unions have negotiated separate collective bargaining agreements (“CBAs”) with us covering the rates of pay, rules, and working conditions that apply to those employees.

The CBAs covering our dispatchers and maintenance technicians do not become amendable until 2026 and 2028, respectively. The CBAs covering our pilots and flight attendants became amendable in 2021 and 2022, respectively, and we are currently engaged in collective bargaining with the respective representatives of those employees for successor agreements.

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

In 2023, we and the union that represents our pilots jointly requested the appointment of a mediator through the NMB. The NMB has appointed a mediator and the parties continue to participate in mediated negotiations.

In May 2023, we reached a tentative agreement with the union representing our flight attendants, but the proposed agreement was rejected by this work group. The parties have now resumed negotiations on the terms of a new contract.

To date, we have not experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

System Implementations

Beginning in 2021, we have made significant investments to replace certain core proprietary systems with more advanced and integrated third party software solutions. We have selected SAP as our accounting system, Trax as our Maintenance, Repair, and Overhaul (MRO) system, and Navitaire as our passenger service system. We are transitioning to new systems in other areas as well.

SAP's accounting system is expected to simplify our financial operations, enabling real-time data access and improved financial reporting. Trax's MRO system is expected to provide enhanced maintenance, repair, and overhaul operations, streamlining aircraft maintenance schedules and reducing associated costs. Navitaire’ s passenger service system is expected to improve the way the airline manages customer interactions, reservations, and allows for dynamically priced ancillary products. Navitaire is also expected to facilitate the initiation and operation of our planned joint alliance with VivaAerobus. We successfully switched over to SAP and Navitaire in 2023, with the Trax cutover projected in 2024.

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

As of December 31, 2023, the airline had approximately 6,060 team members (including both full-time and part-time employees), of whom approximately 73 percent are in front line positions such as flight crew, mechanics or airport personnel. Additionally, we had over 1,100 full-time and part-time newly added Sunseeker Resort employees as of same date.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members, but also our customers in all things we do.

Our human capital focus has been externally recognized through Allegiant’s placement on Newsweek's America's Greatest Workplaces for Diversity 2024 and Most Responsible Companies 2024. In addition, we received recognition in 2023 from VETS Indexes as a 4-Star Employer for Military hiring, Yello's Top 100 Internship Programs, and honored among Newsweek's America's Greatest Workplaces, Greatest Workplaces for Diversity, and Greatest Workplaces for Women, all for 2023. We were also recognized in 2023 as one of Forbes Best Mid-Size Employers and Fortune's Most Innovative Companies.

Community Involvement

We have worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Wingz Kids Snack Pack to the organization. To kick off 2023, we celebrated a special milestone welcoming our 2000th wish kid on board an Allegiant flight. This in-kind flight program provides Make-A-Wish with a valuable service at no cost to the organization or the wish families. Additionally, we donate the use of 7,500 square feet of office space at our headquarters campus to the Southern Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes. We are considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions.

In May 2023, we pledged $1 million to Boys & Girls Clubs of America to develop and launch a new program seeking to inspire children to choose future careers in aviation. The gift also includes a fundraising campaign to match donations made by individuals who make a new monthly pledge or increase their current amount. The program launched with a tour of our West Coast training center and allowed Club youth to fly an Airbus simulator, learn about the features of an aircraft and ask pilots about their careers.

We have also been a national partner with The Arc, a nonprofit organization dedicated to advocacy on behalf of people with intellectual and developmental disabilities. We partner with the organization to offer “Wings for All” educational programs in communities we serve, helping make travel accessible for individuals with autism and other developmental disabilities.

We support Science, Technology, Engineering and Mathematics ("STEM") education programs that provide access to careers in aeronautical sciences in under-served communities. We have partnered with local high schools and with Embry-Riddle Aeronautical University to offer Allegiant Careers in Aviation Scholarships, assisting students pursuing careers in the aviation industry.

We also partner with the American Red Cross, supporting disaster preparedness, relief and recovery efforts in communities we serve. In this effort, we have provided no-cost supply flights and volunteer transport to support Red Cross hurricane recovery efforts in Florida and Puerto Rico in recent years. In the wake of Hurricane Ian in 2022, we made a $100,000 donation to the organization to help restore critical resources in the community and we sponsored a month-long nationwide blood drive to further support relief efforts.

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

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. We believe this alliance is consistent with the DOT's goal of providing maximum benefits to the public, as the alliance is expected to increase competition, reduce transborder fares and provide increased nonstop service for our consumers traveling between the U.S. and Mexico.

The alliance is anticipated to add new transborder routes and nonstop competition where currently only connecting service is available. More than 250 new potential nonstop route opportunities have been identified as part of the DOT application, though specific routes targeted for service wilI be announced at a later date, following the application's approval. We and VivaAerobus expect to offer flights under the alliance after governmental approval of the applications. The DOT process has progressed substantially, but review is currently suspended pending the outcome of diplomatic engagement on broader treaty issues.

In addition, we have made an investment of $50.0 million in VivaAerobus.

Non-Airline Initiatives

Sunseeker Resort
Sunseeker Resort at Charlotte Harbor opened in December 2023, culminating a multi-year vision of the company. In 2017, we purchased more than 20 acres of land to build the Resort and announced our initial plans for the Resort. We then hired experienced industry executives in 2018 and 2019 to plan for the operation of the Resort. Construction began in March 2019.

Construction was delayed as a result of the pandemic, supply chain difficulties and then Hurricane Ian in 2022 and Hurricane Idalia in 2023. Damage from the storms and other insured events exceeded $78 million and a portion of the insurance claims remains outstanding.

Construction was substantially completed in December 2023, and the Resort opened. Certain assets did not open to the public from the beginning as two restaurants, one of the suite towers, the rooftop pool and certain retail establishments did not open until first quarter 2024.

The Resort consists of more than 500 hotel rooms, 189 one-, two- and three-bedroom suites with full kitchens and washer-dryers, 20 restaurants, including seven stand-alone restaurants, a food hall with 11 food and beverage concepts and two other poolside options. The two-bedroom suites can be separately locked allowing for up to 785 keys on the property.

The Resort has 60,000 square feet of convention and meeting space which can accommodate up to 1,200 attendees. The convention area includes innovative technology and features two waterfront ballrooms. Accompanying the ballrooms are two executive boardrooms, 12 meeting rooms, and an ideation suite with separate breakout rooms. We are actively selling to groups. During the 2024 period ended February 15, 2024, we have hosted 16 groups.

The Resort also offers a state-of-the-art 7,100-square-foot fitness center and a full-service spa and salon as well as two pools including a 21,000-square-foot rooftop facility and a 117,000-square-foot ground-level experience.

In addition, the Aileron Golf Course is within a short distance from the Resort. The golf course was renovated simultaneously with the construction of the Resort and features a more than 7,000-yard championship course. The golf course is available only to guests at Sunseeker and through limited memberships. The clubhouse was renovated at the same time and the 10,800 square foot facility offers a restaurant, bar, pro shop and event facilities.

During the construction of our Sunseeker Resort in Charlotte Harbor, Florida, we implemented design features and strategies to promote environmental efficiency and resilience. We intend to keep ESG embedded within day-to-day operations and the guest experience.

As of February 1, 2024, the Resort and Aileron Golf Course employ more than 1,200 employees, making it one of the largest employers in Southwest Florida.

Other travel and leisure initiatives
Consistent with our travel and leisure company focus, we may pursue other travel and leisure initiatives from time to time in the future.
Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers insurance and workers’ compensation. We also maintain what we believe to be customary insurance on Sunseeker Resort and as required by the terms of our construction loan. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.
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

In addition, the DOT has authority to approve alliance or partnership agreements under which two or more air carriers collaborate and to grant immunity from U.S. antitrust laws for the provision of such collaboration. In December 2021, we (i.e., our airline subsidiary) and Aeroenlaces Nacionales, S.A. de C.V. doing business as VivaAerobus (“Viva”), a Mexican airline, submitted to DOT a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. The joint application explains how the proposed Allegiant-Viva alliance is expected to benefit the traveling public (as well as Allegiant, Viva, and their respective employees) by bringing significant new competition and service options, including lower fares, additional capacity on existing routes, and increased overall transborder capacity in the form of nonstop flights on routes now served only via connecting service. Over a period of 20 months the DOT’s review and analysis progressed substantially, but on July 31, 2023, the DOT suspended processing of the joint application pending resolution of an aviation trade dispute between the governments of Mexico and the United States that arose earlier in 2023. The dispute remains unresolved and there is no assurance when or whether the DOT will ultimately approve the agreement and grant antitrust immunity.

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

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. A five-year reauthorization extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") expired September 30, 2023; a short-term extension is in effect through March 31, 2024. Legislation to reauthorize the FAA through September 30, 2028 is pending in the U.S. Congress. All carriers are required to collect these taxes from passengers and pass them through to the federal government. In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, U.S. Customs and Border Protection ("CBP"), U.S. Citizenship and Immigration Services (“CIS”), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers are required to collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized, although their amounts may be revised periodically.

In 2024 or thereafter, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. Increasing the overall price charged to passengers could lessen demand for air travel. Additionally, federal funding to airports and/or airport bond financing could be affected through legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases ("GHG") emitted by various aircraft, including all the aircraft we and other air carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. In January 2021 the EPA adopted regulations setting emissions standards for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. In February 2024, the FAA adopted regulations implementing these EPA requirements. These new EPA and FAA standards and procedures harmonize with International Civil Aviation Organization ("ICAO") requirements. The aircraft we currently operate are not affected by these standards, and those we have on order would be affected only if manufactured after December 31, 2027.

In response to growing concerns over GHG emissions from the aviation sector, particularly carbon emissions and their role in climate change, the ICAO introduced a market-based mechanism, the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), in 2016. CORSIA aims to stabilize carbon emissions from international flights, setting a target for carbon-neutral growth starting in 2021. Airlines are expected to offset any growth in emissions beyond the set baseline through approved carbon-offsetting practices or by using sustainable aviation fuels (SAF). The initial CORSIA baseline was determined by the average emissions from 2019 and 2020. However, the COVID-19 pandemic's dramatic effect on international travel led to a recalibration in June 2020, eliminating 2020 from the baseline calculation for CORSIA's initial phase (2021-2023). A revised baseline pegged at 85% of 2019's emissions levels, was introduced in 2022 for application from 2024 to 2035. CORSIA is being implemented in stages, beginning with a pilot phase that ran from 2021 through 2023. The pilot phase was followed by a first phase of the program, which began January 1, 2024. The second phase of the program will begin in 2027. While participation in the early and pilot stages is optional, the second phase mandates involvement from certain countries, including the U.S. However, U.S. legislation mandating participation in CORSIA is not yet in effect and is pending.

We anticipate that in 2024 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial.
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

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. Few of the airports we serve currently impose such restrictions on the number of flights or hours of operation that have a meaningful impact on our operations. It is possible one or more such airports or others may impose additional or future restrictions with or without advance notice, which may impact our operations.

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

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from, and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. Our proposed U.S.-Mexico alliance with Viva, described above, received approval by Mexico’s Federal Economic Competition Commission (COFECE) in October 2022; however, that approval will require renewal (which is not assured) in view of the suspension of DOT processing described above. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

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

Risks Related to Allegiant

Regulatory review of Boeing’s operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences.

We are relying on Boeing to deliver our new 737 MAX aircraft to support airline growth and to replace aircraft we have designated for retirement.
The FAA is working with Boeing to address quality control procedures at Boeing and its suppliers in the aftermath of the recent emergency landing of an Alaska Airlines Boeing 737 MAX 9 aircraft and subsequent temporary grounding of all 737 MAX 9 aircraft pending inspections of the door plug which was the source of the issue. As part of the focused attention on Boeing’s production, inspection and quality assurance processes, the FAA has indicated that aircraft production rates will be capped until they are fully satisfied with Boeing's quality practices. These factors could delay deliveries to us. Delays in delivery will likely delay our ability to capitalize on the expected profitability from the addition of these aircraft to our fleet and increase our interest costs for funds borrowed for pre-delivery deposits. In addition, our inability to add these aircraft to our operating fleet as planned may adversely impact our unit costs as fewer available seat miles will be produced without these aircraft in our operating fleet and given our announced plan to retire certain of our Airbus aircraft. We are also counting on the timely addition of our firm 737 MAX order to meet environmental goals we have published in our 2022 sustainability report.

Any subsequent FAA action or any future adverse 737 MAX events or safety concerns might disproportionately impact us as we rely on these new aircraft to augment our fleet as well as to replace aircraft to be retired.

Our firm order with Boeing calls for the delivery of a mix of 737 MAX-8200 aircraft and 737 MAX-7 aircraft. The -7 version has yet to be certificated by the FAA. These recent events will likely impact the timing of the -7 certification, which could affect our order.

As more than 1,100 737 MAX aircraft remain in service throughout the world and FAA oversight and Boeing process improvements should further assure the public regarding safety issues, we continue to believe that the addition of the 737 MAX aircraft will be safe, reliable and accretive to our profitability. However, negative publicity from these or future events could reflect poorly on our planned 737 service and our Company.

Increases in fuel prices or unavailability of fuel would harm our business and profitability.

Fuel costs constituted approximately 30.4 percent of our total operating expenses in 2023. Although average fuel cost per gallon was lower in 2023 than 2022, the price per gallon as of early 2024 remains significantly higher than in prior years. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Labor costs constituted approximately 30.0 percent of our total operating costs in 2023, our second largest expense line item. Labor costs are generally rising and there is much competition for qualified candidates.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 53.4 percent of our employees.

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots. The pilot agreement is now amendable and in 2022 the parties jointly sought mediation through the National Mediation Board. Pilot pay scales have increased significantly in the industry and we expect our next contract with this work group to reflect industry competitive rates which will be significantly higher than our current pilot rates. In the meantime and in recognition of these higher prevailing pilot pay rates, in May 2023, we began to accrue a retention bonus which will become payable to our pilots who remain with us until a new collective bargaining agreement is ratified.

An agreement with the Transport Workers Union for the flight attendant group was approved in 2017 and became amendable in 2022. We reached a tentative agreement with this union, but the tentative agreement was rejected by the flight attendants in July 2023 by a 39 percent to 61 percent vote. As such, we continue to negotiate with this work group.

We also have agreements with the International Brotherhood of Teamsters for the flight dispatchers and for maintenance technicians. In 2023, we entered into agreements with both groups to increase pay rates and extend all other terms of the agreement by two years, until 2026 for our flight dispatchers and until 2028 for maintenance technicians.

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

As of February 1, 2024, our operating fleet consists of 126 Airbus A320 series aircraft, of which 13 were acquired new and 113 were acquired used. Our aircraft range from 5 to 26 years from their manufacture date at February 1, 2024, with an average age of 15.5 years.

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

A breach in the security of personal information, breach in credit card data or system disruptions caused by security breaches or cyberattacks – including attacks on those parties we do business with – could harm our ability to conduct our operations and could have a material adverse effect on our financial position or results of operations.

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

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, malware, ransom ware, security breaches or cyber-security attacks. Although we have implemented security measures and have information systems disaster recovery plans in place, we cannot assure investors that these measures are adequate to prevent disruptions or losses. Substantial or repeated website, reservations system, or telecommunication system failures could decrease the attractiveness of our services. Any disruption to these systems could result in the loss of important data and revenue, increase in expenses, and harm to our business.

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

The successful operation of our Sunseeker Resort is dependent on commercial and economic factors, some of which are beyond our control.

We opened Sunseeker Resort in Southwest Florida in December 2023. The successful operation of the project will be subject to the usual risks of any new business, including risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition, retention of the management team, unfavorable weather, the ability to attract, train and retain sufficient numbers of suitable line employees and the ability to profitably operate the hotel and related offerings at the rates offered.

The success of our alliance with VivaAerobus will depend on our ability to obtain necessary government approvals and other factors.

We will be able to implement the joint alliance with VivaAerobus as planned only if the DOT grants us antitrust immunity and we receive similar approval from Mexican authorities. Although we believe we should qualify for these approvals, there can be no assurance when or if we will be able to obtain them. DOT approval has now been held up indefinitely pending the outcome of diplomatic engagement on broader treaty issues.

Many of the U.S. airports from which we hope to offer this service do not currently qualify to offer international service. The initiation of this service from these airports will depend on the airport satisfying the requirements for international service, for which we can provide no assurance.

Prior to offering international service on our website, we will need to implement the necessary systems to accommodate international travel and to meet the various requirements imposed by the U.S. and Mexico. In 2023, we implemented many of these systems. However, there is no assurance that these requirements will be met in time for the expected launch of these services.

For Mexican routes to be operated by VivaAerobus, we will be relying on them to provide our customers with the quality flight experience our customers expect when traveling on our airline. Otherwise, the success of the joint alliance and our reputation may suffer.

Increases in taxes could impact demand for our services.

In 2024, Congress may consider legislation that could increase the amount of Federal Excise Tax (“FET”) and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services, and taxes and fees may represent a higher proportion of our overall price than for other airlines.

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

Our debt and finance lease obligations as of December 31, 2023 totaled $2.26 billion net of related costs. In addition, in December 2021, we entered into a purchase agreement with The Boeing Company to purchase 50 Boeing 737 MAX aircraft which are expected to deliver in 2024, 2025, and 2026. This indebtedness, the Boeing purchase agreement and other commitments with debt service and fixed charge obligations could:

•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;
•make it more difficult to satisfy our other future obligations, including our obligations to pay the purchase price in respect of current and future aircraft purchase contracts;
•require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to fund internal growth through working capital, capital expenditures, and for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business, the competitive environment, legislation and our industry;
•make us more vulnerable to adverse changes in our business, economic, industry, market or competitive conditions and adverse changes in government regulation;
•expose us to interest rate and pricing increases on indebtedness and financing arrangements as general interest rates rise;
•restrict us from pursuing strategic acquisitions or exploiting certain business opportunities;
•subject us to a greater risk of non-compliance with financial and other restrictive covenants in financing arrangements;
•limit, among other things, our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, execution of our business strategy and other purposes or raise equity capital in the future and increasing the costs of such additional financings; and
•place us at a competitive disadvantage compared to our competitors who may not be as highly leveraged or who have less debt in relation to cash flow.

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

As of December 31, 2023, the principal balance of our Senior Secured Notes due 2027 (the "Senior Secured Notes") was $550.0 million and the principal balance of our Sunseeker construction loan was $350.0 million. These loan agreements as well as one of our revolving credit facilities contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, the loan agreements contain financial covenants, including requiring us, at the end of each calendar quarter, to maintain a maximum total leverage ratio and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Senior Secured Notes and revolving credit facility with the exceptions of aircraft and aircraft engines, the Sunseeker Resort and certain other exceptions. The Sunseeker Resort is pledged to secure the $350.0 million construction loan agreement to finance the construction of the Resort. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

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

We typically finance our aircraft through debt financing after purchase. Although we have entered into agreements which had undrawn financing commitments of $25.1 million for our Boeing order at February 1, 2024, we have secured revolving lines of credit for up to $275.0 million to offset the risk that financing may not be available on acceptable terms when needed and while we believe debt financing will be available for the aircraft we will acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

Our maintenance costs may increase as our fleet ages.

The average age of our aircraft as of February 1, 2024, is 15.5 years, which is older than the fleets of many other carriers. In general, the cost to maintain aircraft increases as they age, and exceeds the cost to maintain newer aircraft. FAA regulations, including aging aircraft airworthiness directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type, depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with aircraft, facilities and services that are integral to our business.

We rely on Boeing and the owners of used aircraft under contract to be able to deliver aircraft in accordance with the terms of executed agreements in a timely manner. Delivery schedules for newly built aircraft frequently slip which could delay deliveries to us. Our planned initiation of service with these aircraft in the future could be adversely affected if Boeing or other third parties fail to perform as contractually obligated. See also Risk Factors - Regulatory review of Boeing’s operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences.

We have entered into agreements with third party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services, and ticket counter space. Our reliance on others to provide essential services on our behalf gives us less control over costs and the efficiency, timeliness and quality of contract services.

As our aircraft age and as we add a new aircraft type, we will need to rely further on outside MRO (maintenance, repair, overhaul) facilities to complete the necessary work. Currently, there is a concern about whether the capacity of the MRO’s we use is sufficient to handle all of our needed maintenance as well as their other business. If not, the cost of our maintenance events may increase and delays may occur in servicing our aircraft which could result in fewer aircraft available for our scheduled service.

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

Our business could be harmed if we lose the services of key personnel.

Our business depends upon the efforts of our chief executive officer, Maury Gallagher, president, Gregory Anderson, and a small number of executive management and operating personnel. We do not currently maintain key-man life insurance on Mr. Gallagher, Mr. Anderson or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our reputation and brand could be harmed if various stakeholders are not satisfied with our ESG disclosures, goals and progress.

We operate in a public-facing industry dependent on fossil fuels to a large extent. ESG (environmental, social and governance) has become a more prominent focus for public companies and the SEC has proposed rules which will mandate certain ESG disclosures. Although we are working with a recognized consultant in this area and we intend to comply with any SEC requirements, our brand and reputation may suffer if our stakeholders are not satisfied with our ESG disclosures, the goals we have set in that area or our progress toward meeting those goals.

Failure to achieve our environmental, social and governance goals and public pressure from investors or policy groups' perception of the environmental impact of air travel could also adversely impact our reputation and brand. Our ability to meet our environmental goal depends on various actions from third parties outside of our control. These include policy changes from federal and state governments, significant capital investment from third parties and research and development from manufacturers and other stakeholders, all to support or incentivize pursuit of commercially viable sustainable fuel alternatives or new technologies to support the industry's achievement of its carbon abatement goals. Additionally, meeting our environmental goal will require the adoption of sustainable aviation fuels (SAF), the supply of which currently falls short of the aviation industry requirements and would likely be commercially viable only with the support and incentives from governmental initiatives.

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

The extent of impact of any future pandemic or contagion on our business and our financial and operational performance will depend on the duration, spread, severity and recurrences of the disease; the possible imposition of testing requirements before domestic travel; the duration and scope of any federal, state and local government restrictions; the availability and effectiveness of vaccines; the extent of the impact of the outbreak on overall demand for air travel; and our access to capital during the affected periods, all of which could be highly uncertain and cannot be predicted.

Future pandemics or contagions may cause public health officials to recommend precautions to mitigate the spread of the disease. During the COVID-19 pandemic, these resulted in federal, state and local authorities instituting measures such as imposing self-quarantine requirements, requiring testing before entry into certain states; issuing directives forcing businesses to temporarily close, restricting air travel and issuing shelter-in-place and similar orders limiting the movement of individuals. To the extent in effect to address communicable diseases in the future, such measures could depress demand for air travel, disrupt our operations, and materially adversely affect our business.

Moreover, the ability to attract and retain passengers depends, in part, upon the perception and reputation of our company and the public’s concerns regarding the health and safety of air travel generally. Actual or perceived risk of infection could have a material adverse effect on the public's comfort with air travel, in general or on our flights, which could harm our reputation and business.

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

Over the past 15 years the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional expanded regulations have been proposed by DOT and may take effect in 2024 or thereafter, as may new consumer protection legislation proposed in Congress. We are not able to predict the impact of new consumer protection rules on our business, though we monitor the progress of potential laws and rulings. We are subject to fines or other enforcement actions if the DOT believes we are not in compliance with these or other rules or regulations or with the federal consumer protection laws administered by the DOT. Even if our actions or practices are found to be compliant, we could incur substantial costs defending our actions or practices.

Federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve. Additionally, from time to time legislative proposals have been made to re-regulate the airline industry in varying degrees - for example, to specify minimum seat-size and legroom requirements - which if adopted could affect our costs materially. Such legislation may be proposed and could be adopted in 2024, particularly in the course of FAA reauthorization. Proposed consumer-protection enhancements in reauthorization legislation include a requirement for fee-free family seating, a mandatory five-year validity of airline vouchers and credits, and substantially increased civil penalties for noncompliance by airlines with consumer-protection and other regulatory requirements.

We (i.e., our airline subsidiary) and VivaAerobus, a Mexican airline, submitted to DOT in December 2021 a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. Over a period of 20 months, the DOT’s review and analysis progressed substantially, but on July 31, 2023, the DOT suspended processing of the joint application pending resolution of an aviation trade dispute between the governments of Mexico and the United States that arose earlier in 2023. The dispute remains unresolved and there is no assurance when or whether DOT will ultimately approve the agreement and grant antitrust immunity. While Mexican regulatory approval was issued in late 2022, that approval will require renewal (which is not assured) and both parties have stated they do not intend to proceed under the agreement in the absence of antitrust immunity issued by DOT. In addition, full performance under the agreement is contingent upon Mexico retaining Category 1 status under the FAA’s International Aviation Safety Assessment (“IASA”) program. The FAA found Mexico to be noncompliant from May 2021 until September 2023, when Mexico’s IASA Category 1 status was reinstated. An adverse outcome in one or more of these respects would likely thwart our plans to enter the U.S.-Mexico market for a number of years, despite the significant effort and expense we have incurred and continue to incur on the project.

We anticipate that in 2024 and thereafter, legislative and regulatory concern with the environmental impacts of the air transportation industry will increase, and that the longer-term effects on our fleet and operating costs may be substantial. In the past, legislation to address climate change issues as they relate to the transportation industry has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. Similarly, as recently as February 2021, legislation was introduced in the U.S. Congress to incentivize the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing emissions. According to a September 2021 White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. The FAA has announced a U.S. aviation sector goal of net-zero greenhouse gas (“GHG”) emissions by 2050, consistent with the broader federal objective of achieving net-zero GHG emissions economy-wide by 2050. We cannot predict whether legislation to implement these goals will pass the Congress or, if enacted into law, how it ultimately would apply to our operations or the airline industry.

In addition, the EPA concluded in 2016 that current and projected concentrations of GHG emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. In February 2024, the FAA adopted regulations implementing these EPA requirements. These new EPA and FAA standards and procedures harmonize with ICAO requirements. The aircraft we currently operate are not affected by these standards, and those we have on order would be affected only if manufactured after December 31, 2027. As noted, however, we anticipate an ever-increasing legislative and regulatory focus on aviation’s impacts on the environment. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•the impact of pandemics and other communicable diseases on air travel and any related government restrictions impacting air travel
•fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability
•announcements concerning our competitors, new market entrants, the airline industry, or the economy in general
•strategic actions by us or our competitors, such as acquisitions or restructurings
•media reports and publications about the safety of our aircraft or the aircraft types we operate
•new regulatory pronouncements and changes in regulatory guidelines
•announcements concerning our business strategy
•our ability to grow service in the future as rapidly as the market anticipates
•general and industry-specific economic conditions
•changes in financial estimates or recommendations by securities analysts
•substantial sales of our common stock or other actions by investors with significant shareholdings
•additional issuances of our common stock
•labor costs or work actions
•general market conditions

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

Other companies may be deterred from attempting to acquire us or our stock, even at prices in excess of current market prices, due to the effects of Nevada statutes.

We are subject to a Nevada statute (NRS 78.411 through 78.444) that prohibits us from engaging in certain “combinations,” including mergers, consolidations, sales and leases of assets, issuances of securities and similar transactions, with a stockholder who is the beneficial owner of 10 percent or more of our stock (an “interested stockholder”), for a period of up to four years after the date that person became an interested stockholder, unless either our board of directors approves, in advance, the transaction by which the person became an interested stockholder, or such combination is approved at a meeting by at least 60 percent of voting power of our stock that is not beneficially owned by the interested stockholder, or its affiliates or associates. Between two and four years after the date the person first became an interested stockholder, a combination may also be permitted if the interested stockholder satisfies certain requirements with respect to the aggregate consideration to be received by holders of outstanding shares in the combination.

In addition, another Nevada statute (NRS 78.378 through 78.3793) may eliminate the voting rights of shares of our stock to the extent the shares are acquired by a holder in connection with, or within 90 days prior to, an acquisition of a “controlling interest”

that causes such holder to exceed certain thresholds (one-fifth, one-third and a majority or more) of the total voting power of our stock. In such event, the holder will only obtain such voting rights in the “control shares” so acquired as may be approved by a resolution of our stockholders of the corporation at a special or annual meeting. The statute also provides a mechanism for us to force the redemption of the control shares at the average price paid therefor. Our board of directors may, however, exempt any acquisition of a controlling interest by certain existing or future stockholders by amending the corporation’s bylaws (or articles of incorporation) within 10 days following such acquisition.

These Nevada statutes could discourage or make more difficult a takeover attempt that certain stockholders may consider in their best interests. These provisions may also adversely affect prevailing market prices for our common stock. We have not opted out of either of these statutes.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a critical infrastructure company, we regularly face cybersecurity threats from malicious third parties that could obtain unauthorized access to our internal systems, networks and data. It is virtually impossible for us to entirely mitigate the risk of these and other security threats we face. The security, performance, and reliability of our network may in the future be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. While we have implemented security measures internally and have integrated security measures into our systems, network, and products, these measures have not always functioned as expected and have not always detected or prevented all unauthorized activity, prevented all security breaches or incidents, mitigated all security breaches or incidents, or protected against all attacks or incidents.

We have implemented processes and procedures for the assessment, identification, and management of material risks from cybersecurity threats. These processes implement both qualitative and quantitative measurements that have been agreed upon with our third-party consultants, our auditors, and integrated into our overall risk management process.

Our process includes assessing, mitigating, and managing risk in three categories: cybersecurity or technical risk, vendor risk, and compliance and regulatory risk. To support those risk management categories, we partner with third parties in the implementation of tooling to help us decrease cyber risks and ensure compliance within Allegiant and with third parties. We verify third-party compliance, such as suppliers and business partners, by aligning with several standards. For example, we subject our IT suppliers to the Sarbanes-Oxley (SOX) and payment card industry (PCI) compliance standards where applicable.

To certify our policies and processes to International Standards Organization (ISO)/ International Electrotechnical Commission (IEC) 27001, we are engaging a third-party consulting firm to conduct a gap analysis on our cybersecurity compliance. After achieving compliance, we expect to engage a third-party auditor to ensure we are compliant on an annual basis. Achieving compliance with any cybersecurity standard does not guarantee that controls cannot be broken, bypassed, or circumvented by zero-day vulnerabilities, or malicious threat actors.

Our overall approach to cybersecurity risk management includes the following key elements:

•Multi-layered defenses, coupled with in-depth and continuous monitoring – We utilize data analytics to detect anomalies and search for cybersecurity threats. From time to time, we engage third party consultants or other advisors to assist in assessing, identifying and managing cybersecurity threats. We also periodically use our internal audit function to conduct additional assessments and reviews.
•Insider Threats – We maintain an insider threat program, designed to identify, assess, and address potential risks from within Allegiant. Our program evaluates potential risks consistent with industry best practices, customer requirements and applicable law, including privacy and other considerations.
•Information Sharing and Collaboration – We work with government, customer, industry and supplier partners including government-industry partnerships and critical infrastructure threat intelligence sharing platforms. These relationships enable the rapid sharing of threat intelligence and vulnerability mitigation across the industry and the defense industrial base and supply chain.
•Third Party Risk Assessments – We conduct information security assessments before sharing or allowing the hosting of sensitive information in our computing environments, and those managed by third parties. Our standard terms and conditions with third parties include contractual provisions requiring certain security protections.
•Training and Awareness – We seek to create a culture of security. We provide training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees are required to participate in cybersecurity training at least annually and our training includes spear phishing and other awareness training. We regularly remind our employees and partners of the importance of handling and protecting customer and employee data, including through annual privacy and security training. We also host periodic tabletop exercises and drills with management and other employees to practice rapid response to cyber incidents.
•Supplier Engagement – We require our suppliers to comply with our standard information security terms and conditions and require them to complete information security questionnaires to enable us to review and assess any potential cyber-related risks depending on the nature of the services provided.
•Scalability – We continue to invest directly in our cybersecurity program, as well as augmentation of those cybersecurity services through managed services and third parties, depending on the maturity and risk of the operating model of the business unit.

Disclosure of Identified Risks:

As of the date of this report, we have not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the organization. Although we have not experienced cybersecurity incidents that are individually, or in the aggregate, material, we have experienced cyberattacks in the past, which we believe have thus far been largely mitigated by preventative, detective and responsive measures implemented by us. For a detailed discussion of our cybersecurity related risks, see Item 1A Risk Factors – “A breach in the security of personal information, breach in credit card data or system disruptions caused by security breaches or cyberattacks – including attacks on those parties we do business with

– could harm our ability to conduct our operations and could have a material adverse effect on our financial position or results of operations.”

Board Oversight of Cybersecurity Risks:

Our board is responsible for overseeing our enterprise risk management activities in general, the appropriate committees assist the board in the role of risk oversight. Our chief information security officer (CISO) presents a quarterly update to the full board, including an update on our risk management process and risk trends related to cybersecurity.

Management’s role in Managing Cybersecurity Risks:

We have a dedicated cybersecurity team, composed of individuals with a diverse set of information security, cybersecurity, and governance, risk and compliance backgrounds, collectively giving our cybersecurity program significant experience. Our CISO leads our day-to-day data security and customer privacy efforts — overseeing operations, cybersecurity, privacy risk and compliance. The CISO, who has more than 30 years of experience reports daily to our chief information officer (CIO), monthly to the risk and compliance committee (consisting of the president and executive leadership) and quarterly to our board.

Item 2. Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2023:

Aircraft Type	Number of In-Service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	34	156	17-20	18.4
Airbus A320	92	177/180/186	5-26	14.4
Total aircraft	126

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

The following details the airport locations we utilize as operational bases as of February 1, 2024:

Airport	Location
Asheville Regional Airport	Fletcher, North Carolina
Appleton International Airport	Appleton, Wisconsin
Austin-Bergstrom International Airport	Austin, Texas
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Des Moines International Airport	Des Moines, Iowa
Flint Bishop International Airport	Flint, Michigan
Destin-Fort Walton Beach Airport	Destin, Florida
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
Harry Reid International Airport	Las Vegas, Nevada
McGhee Tyson Airport	Knoxville, Tennessee
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Phoenix-Mesa Gateway Airport	Mesa, Arizona
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Provo Airport	Provo, Utah
Punta Gorda Airport	Punta Gorda, Florida
Sarasota Bradenton International Airport	Sarasota, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

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

Sunseeker Resort

We own approximately 28 acres on the harbor in Port Charlotte, Florida where Sunseeker Resort - Charlotte Harbor is located which includes additional property available for related purposes and for possible future expansion. We also own an office building in Lake Suzy, Florida for Sunseeker administration. Additionally, we own a golf course (Aileron Golf Course) consisting of 156 acres in Lake Suzy, Florida, which serves as an amenity to the Resort.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 1, 2024, the last sale price of our common stock was $79.92 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2023
1st Quarter	$105.51	$68.31
2nd Quarter	129.00	86.91
3rd Quarter	130.93	73.96
4th Quarter	85.91	54.87
2022
1st Quarter	$195.66	$132.03
2nd Quarter	176.56	109.82
3rd Quarter	122.36	72.97
4th Quarter	84.89	62.94

As of February 23, 2024, there were approximately 200 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
Equity compensation plans approved by security holders(1)	28,000	$245.54	485,686

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as to be issued under equity compensation plans exclude 573,560 shares of unvested restricted stock awards as all restricted stock awards are deemed to have been issued.
(3)Our 2022 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 242,843 shares of restricted stock are remaining for future issuance under the 2022 Long-Term Incentive Plan.

Dividend Policy

We paid a quarterly dividend from 2015 through first quarter 2020 when we suspended all cash dividends upon the onset of the pandemic. In addition, in connection with the Payroll Support Program Agreements we entered into with the U.S. Department of Treasury, repurchases of common stock and the payment of cash dividends were prohibited through September 30, 2022.

In 2023, we recommenced the payment of cash dividends. Our board established the annual dividend rate at $2.40 per share and dividends of $0.60 per share per quarter were declared, and paid, in the third and fourth quarters, bringing total regular cash dividends declared, and paid, in 2023 to $1.20 per share.

Certain of our credit agreements limit the amount of dividends we may pay. The most restrictive agreement provides that absent an event of default, regularly scheduled dividends in any four-quarter period may be paid up to the lesser of $75.0 million or 20 percent of our consolidated EBITDA (as defined in the agreement) for the previous four-quarter period. Absent an event of default, this restriction does not constrain the continued payment of a quarterly dividend at the current level.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
October	9,196	$73.92	None
November	181,693	64.98	162,115
December	10,427	70.95	29,386
Total	201,316	$65.70	191,501	$75,697

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the NYSE ARCA Airline Index since December 31, 2018. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018 and that all dividends are reinvested. Stock price performance for the historical periods presented is not necessarily indicative of future results.

260
240
220
200
180
160
140
120
100
80
60
40
20
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
ALGT
NASDAQ Composite Index
NYSE ARCA Airline Index

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2023 and 2022. Unless otherwise expressly stated, for discussion and analysis of 2022 and a comparison of our 2022 results to 2021 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2023 and 2022. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2023 Highlights

•Total operating revenue was a company record of $2.5 billion, up 9.0 percent as compared to 2022, on a total system capacity increase of 1.9 percent.
•Full-year TRASM was 13.38 cents, a record annual TRASM, up 7.0 percent as compared to 2022 on scheduled service capacity increases of 1.7 percent.
•Average total fare was $142.15, up 5.6 percent compared to 2022, including total average ancillary revenue of $72.90, up 7.6 percent from 2022.
•Recorded highest fixed fee revenue in company history of $68.5 million.
•Extended the collective bargaining agreement for flight dispatchers through May 2026 and the collective bargaining agreement for maintenance technicians through October 2028.
•Opened Sunseeker Resort at Charlotte Harbor on December 15, 2023.
•Ranked number 3 amongst major US carriers in the Wall Street Journal's "The Best and Worst Airlines of 2023".
•Made great progress to strengthen our system and operations by:
◦Adding more than 1,300 full-time equivalent employees, including approximately 1,000 newly hired Sunseeker Resort team members
◦Investing in the systems implementations discussed in the Business section.
◦Planning to induct our new Boeing aircraft
•Acquired over 140 thousand new Allegiant co-brand credit card holders during the year, with over 485 thousand active cardholders at year end.
•Received $119.6 million in total co-brand credit card remuneration from Bank of America, up 18 percent from 2022
•Added 2.1 million Allegiant Allways Rewards® members during 2023, with more than 17 million total members at year end, a 13 percent increase over the year-end 2022 number.
•Allegiant co-brand credit card and Allegiant Allways Rewards® were voted as the No. 1 Best Airline Credit Card and No. 2 Best Frequent Flyer Program in USA Today's 10 Best 2023 Loyalty/Rewards Readers' Choice Awards. Allegiant's co-brand credit card was named the best airline co-brand credit card for the fifth consecutive year.
•Published the company's second annual ESG report, which includes five company-wide targets, including an emissions intensity reduction goal.

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft in our fleet as of December 31, 2023 are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2023	2022	2021
A320(1)(2)	92	86	73
A319(3)	34	35	35
Total	126	121	108

(1)Does not include one aircraft of which we have taken delivery as of December 31, 2023 and which was not in service as of that date.
(2)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2023, 20 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2022, and 11 aircraft under finance lease and 11 aircraft under operating lease as of December 31, 2021.
(3)Includes four aircraft under operating lease as of December 31, 2023, December 31, 2022, and December 31, 2021.

As of December 31, 2023, we are party to forward purchase agreements for 51 aircraft with 13 deliveries expected in 2024, approximately 24 in 2025 and the remainder thereafter. The timing of these deliveries is based on management's best estimates and differs from the contract in place. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

As of February 1, 2024, and including service announcements through that date, we were selling seats on 555 routes serving 124 cities in 42 states.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2023	2022	2021
Leisure destinations	33	32	33
Origination cities	91	93	99
Total cities	124	125	132

Total routes	544	572	595

TRENDS

Strong Demand Momentum

While demand has normalized since the post-pandemic period, peak period demand remains at or near all-time highs. Demand continues to compare favorably to 2019 as scheduled service load factors and total revenue per available seat mile ("TRASM") in 2023 were above 2019 and 2022 levels.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021, and the increases were exacerbated by the geopolitical impact of the war in Ukraine. Increases in refinery costs also added to our fuel cost. Although the average fuel cost per gallon declined in 2023 when compared to 2022, the average fuel cost per gallon in 2023 remained 43.7 percent higher than in 2021. We expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

Since December 2021, we have signed an agreement and multiple amendments with The Boeing Company to purchase 50 newly manufactured 737 MAX aircraft with options to purchase an additional 80 737MAX aircraft. We believe this new aircraft purchase is complementary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the FAA has indicated that aircraft production rates will be capped until they are fully satisfied with Boeing's quality practices. These factors could delay deliveries to us.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable and the parties have jointly requested the involvement of the National Mediation Board ("NMB") to assist with the negotiations. The mediation process with the NMB began in early 2023 and is continuing. Separately from the ongoing collective bargaining agreement negotiations, and in an attempt to begin to address pilot pay issues, effective in May 2023, we are recognizing a retention bonus for pilots who continue employment with us until a new labor agreement is approved. The amount being accrued is 35 percent of current pay for a minimum of 85 pay credit hours per month except for first year first officers for whom the percentage is 82 percent.

We are also in the process of negotiating a new contract with the union representing our flight attendants after a tentative agreement negotiated with the union was rejected by the work group.

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

Network Expansion

We have identified more than 1,400 incremental routes as opportunities for future network growth, with approximately 77 percent of these additional routes having no current nonstop service. Our ability to add significant numbers of new routes has been temporarily stymied by flight crew staffing, high fuel costs, economic conditions and other factors. Once these conditions allow, we should be able to achieve meaningful growth with greater utilization of our fleet (and, in particular, during peak demand periods), and with projected growth of the fleet.

Establishment of ESG Goals

In our 2022 sustainability report, we established ESG goals in the areas of environmental, social and governance. We will be reporting annually on our progress toward meeting those goals.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the DOT requesting approval of and antitrust immunity for the alliance. Although the DOT process has progressed substantially, their review of our application is currently suspended pending the outcome of diplomatic engagement on broader treaty issues and, as a result, the timing of commencement of this service is uncertain as it will depend on when or if the DOT will ultimately approve the grant of antitrust immunity.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. Its success will depend on our ability to attract sufficient hotel occupancy through groups and transient bookings at acceptable daily rates and to profitably operate our food and beverage options.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or through-put fees.

Salaries and benefits expense includes wages, salaries, and employee bonuses, sales commissions for in-flight personnel and Sunseeker Resort personnel, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. The CARES Act employee retention tax credit was recorded as an offset to salaries and benefits expense in both 2021 and 2022.

Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses, and other related services. Station operations expense also includes most of our irregular operations costs.

Depreciation and amortization expense includes the depreciation of all owned fixed assets, including aircraft and engines, Sunseeker Resort assets, and assets recorded in connection with finance leases. Also included is the amortization of major maintenance expenses on our aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft. Also included are fees for repairs performed by third party vendors.

Sales and marketing expense includes all advertising, promotional expenses, sponsorships, travel agent commissions, debit and credit card processing fees associated with the sale of scheduled service and air-related ancillary charges, costs related to advertising and marketing for the Sunseeker Resort, and credit card processing fees for Resort bookings.

Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties as well as the cost for sub-service which may be utilized in order to accommodate passengers in the event of operational disruption.

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, other expenses for non-airline initiatives (including Sunseeker Resort, and the now discontinued Allegiant Nonstop family entertainment centers and Teesnap), the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies, excluding employee welfare insurance. Additionally, this expense includes gain and loss on disposals of aircraft and other equipment disposals, and all other administrative and operational overhead expenses not included in other line items above.

Special charges include charges taken in 2023 for accelerated retirements of 21 airframes for early retirement to coincide with planned 737 MAX aircraft deliveries. Other special charges in 2023 and the special charges in 2022 relate to the estimated loss incurred by Sunseeker from the impact of Hurricane Ian and Hurricane Idalia and subsequent insured losses. The amounts of the Sunseeker special charges are offset by amounts recovered under our insurance policies.

RESULTS OF OPERATIONS

2023 compared to 2022

Operating Revenue

Passenger revenue. Passenger revenue increased 8.7 percent in 2023 compared with 2022 as scheduled service passengers increased by 3.1 percent on a 1.7 percent increase in departures. In addition, stronger passenger demand resulted in a 3.5 percent increase in scheduled service base fares in 2023 compared to 2022. Ancillary air-related revenues also increased by 10.9 percent in 2023 over 2022.

Third party products revenue. Third party products revenue for 2023 increased 11.5 percent over 2022. The increase was primarily the result of an increase in marketing revenue from our co-brand credit card program, offset by a 4.8 percent decrease in rental car days sold and an 11.6 percent decrease in hotel room nights sold.

Fixed fee contract revenue. Fixed fee contract revenue for 2023 increased 12.5 percent compared with 2022 as a result of a 19.8 percent increase in fixed fee departures.

Operating Expenses

The following table presents operating unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding special charges and Sunseeker operating costs allows management and investors to better compare our airline unit costs with those of other airlines.

	Year Ended December 31,				Percent Change
Unitized costs (in cents)	2023		2022		YoY
Aircraft fuel	3.71	¢	4.42	¢	(16.1)%
Salaries and benefits	3.66		3.00		22.0
Station operations	1.37		1.39		(1.4)
Maintenance and repairs	0.66		0.64		3.1
Depreciation and amortization	1.19		1.07		11.2
Sales and marketing	0.61		0.55		10.9
Aircraft lease rentals	0.13		0.13		—
Other	0.71		0.61		16.4
Special charges, net of insurance recoveries	0.15		0.19		(21.1)
CASM	12.19	¢	12.00	¢	1.6
Operating CASM, excluding fuel	8.49	¢	7.58	¢	12.0
Airline special charges CASM	0.19		—		NM
Sunseeker Resort CASM	0.18		0.25		(28.0)
Airline operating CASM, excluding fuel and Sunseeker Resort activity	8.12	¢	7.33	¢	10.8

NM Not meaningful

Aircraft fuel expense. Aircraft fuel expense decreased $118.9 million, or 14.6 percent, in 2023 compared to 2022. This was primarily driven by a 17.2 percent decrease in average fuel cost per gallon offset by a 2.9 percent increase in gallons consumed on a 1.9 percent increase in ASMs.

Salaries and benefits expense. Salaries and benefits expense increased $135.4 million, or 24.5 percent, in 2023 compared to 2022. The increase is largely due to pilot retention bonuses that we began to accrue in May 2023 and other increases in crew pay, a 6.4 percent year-over-year increase in the number of full-time equivalent airline employees, and Sunseeker pre-opening expenses attributable to the hiring of more than 1,000 team members for its opening in December 2023.

Station operations expense. Station operations expense during 2023 increased $1.4 million or 0.5 percent over 2022 due to increased costs associated with airport and landing fees and a 2.1 percent increase in departures, which were offset by a decrease in costs associated with irregular operations.

Depreciation and amortization expense. Depreciation and amortization expense during 2023 increased $25.6 million or 13.0 percent including an $11.7 million increase in amortization of deferred heavy maintenance as compared to 2022 and an increase of 3.8 percent in the average number of aircraft owned and in service. Capitalized software development costs related to the implementations of SAP and Navitaire and the opening of Sunseeker Resort also contributed to higher depreciation and amortization expense as these assets were placed in service during the year.

Maintenance and repairs expense. Maintenance and repairs expense during 2023 increased by $6.0 million or 5.1 percent compared to 2022. This was primarily due to a 9.6 percent increase in the average number of aircraft in service.

Sales and marketing expense. Sales and marketing expense during 2023 increased 13.8 percent compared to 2022, primarily due to an increase in net credit card fees in 2023 as a result of an 8.7 percent increase in passenger revenue year-over-year, and due to a one-time fee to transition, and an associated relaunch campaign for our co-brand credit card. In addition, Sunseeker advertising in connection with the Resort opening in December 2023 contributed to the increase.

Other operating expense. Other expense increased by $20.0 million or 17.6 percent year-over-year, due in part to incremental increases in outsourced labor and software support associated with ongoing IT initiatives and flight crew training needed to support the onboarding of the Boeing fleet. Other expense also includes preopening expenses of $14.8 million related to Sunseeker Resort.

Special charges. Special charges of $28.6 million were recorded within operating expenses during 2023 compared to $34.6 million in 2022. The special charges in 2022 include estimated loss from property damage to Sunseeker Resort related to Hurricane Ian and two subsequent insurance events in 2022, offset by amounts recovered under the company's insurance policies. The special charges in 2023 are attributable to accelerated depreciation from the planned early retirement of 21 airframes per our revised fleet plan, which was offset by $6.4 million of net insurance recoveries (that is, insurance recoveries in excess of new losses related to the 2023 Hurricane Idalia and revised damages on Hurricane Ian and its related insurance events) on Sunseeker damages in 2023.

Income tax expense. We recorded a $41.5 million tax expense compared to a $2.5 million tax expense during 2023 and 2022 respectively. The effective tax rates for 2023 and 2022 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of ASU 2016-09 related to share-based payments.

2022 compared to 2021

The comparison of our 2022 results to 2021 results is included in our Annual Report on Form 10-K for the year ended December 31, 2022, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the Year Ended December 31,
Airline operating statistics (unaudited):	2023		2022		2021		2020		2019
Total system statistics:
Passengers	17,342,236		16,796,544		13,637,405		8,623,984		15,012,149
Available seat miles (ASMs) (thousands)	18,772,110		18,419,045		17,490,571		13,125,533		16,174,240
Airline operating expense per ASM (CASM) (cents)	12.02	¢	11.75	¢	8.21	¢	8.56	¢	9.08	¢
Fuel expense per ASM (cents)	3.71	¢	4.42	¢	2.52	¢	1.69	¢	2.65	¢
Airline operating CASM, excluding fuel (cents)	8.31	¢	7.33	¢	5.69	¢	6.87	¢	6.43	¢
Departures	120,525		118,069		117,047		87,955		110,542
Block hours	285,453		278,792		264,628		196,849		248,513
Average stage length (miles)	882		884		856		862		855
Average number of operating aircraft during period	125.2		114.2		103.0		97.4		85.6
Average block hours per aircraft per day	6.2		6.7		7.0		5.9		8.0
Full-time equivalent employees at end of period	5,643		5,306		4,432		3,819		4,130
Fuel gallons consumed (thousands)	224,996		218,606		204,689		149,479		196,442
ASMs per gallon of fuel	83.4		84.3		85.4		87.8		82.3
Average fuel cost per gallon	$3.09		$3.73		$2.15		$1.48		$2.18

Scheduled service statistics:
Passengers	17,143,870		16,630,138		13,509,544		8,553,623		14,823,267
Revenue passenger miles (RPMs) (thousands)	15,639,329		15,224,346		11,963,715		7,626,470		13,038,003
Available seat miles (ASMs) (thousands)	18,208,820		17,909,190		17,027,902		12,814,080		15,545,818
Load factor	85.9%		85.0%		70.3%		59.5%		83.9%
Departures	116,044		114,066		113,121		85,276		105,690
Block hours	276,313		270,516		256,991		191,732		238,361
Average seats per departure	176.3		175.7		174.2		172.8		171.1
Yield (cents)(1)	7.59	¢	7.31	¢	6.61	¢	5.88	¢	7.00	¢
Total passenger revenue per ASM (TRASM) (cents)(2)	13.38	¢	12.50	¢	9.78	¢	7.40	¢	11.28	¢
Average fare - scheduled service(3)	$69.25		$66.88		$58.50		$52.45		$61.58
Average fare - air-related charges(3)	$66.33		$61.67		$58.33		$53.02		$51.96
Average fare - third party products	$6.57		$6.07		$6.40		$5.43		$4.72
Average fare - total	$142.15		$134.62		$123.24		$110.91		$118.26
Average stage length (miles)	888		890		862		867		859
Fuel gallons consumed (thousands)	218,129		212,466		198,891		145,528		188,596
Average fuel cost per gallon	$3.09		$3.72		$2.13		$1.48		$2.18
Percent of sales through website during period	95.8%		96.0%		94.7%		93.1%		93.3%
Other Data:
Rental car days sold	1,377,710		1,447,708		1,361,123		1,132,173		1,921,930
Hotel room nights sold	249,933		282,854		261,158		199,059		415,593
(1)Defined as scheduled service revenue divided by revenue passenger miles
(2)Various components of this measure do not have a direct correlation to ASMs. These figures are provided on a per ASM basis so as to facilitate comparisons with airlines reporting revenues on a per ASM basis.
(3)Reflects division of passenger revenue between scheduled service and air-related charges in our booking path.

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
“Airline operating expense per ASM” or “CASM” represents airline only operating expenses excluding Sunseeker divided by total system available seat miles.

“Airline operating CASM, excluding fuel” represents airline only operating expenses excluding Sunseeker, less aircraft fuel expense, divided by total system available seat miles. This statistic provides management and investors the ability to measure and monitor our airline cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total passenger revenue per ASM” or “TRASM” represents total passenger revenue divided by scheduled service available seat miles.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $870.7 million at December 31, 2023, from $1,018.4 million at December 31, 2022. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of February 1, 2024, we have $275.0 million of undrawn capacity under revolving credit facilities plus another $25.1 million of undrawn capacity under a PDP financing facility and $215.7 million under a prearranged aircraft financing facility.

Restricted cash represents escrowed funds under fixed fee contracts, escrowed project funds and cash collateral against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties. Under our fixed fee flying contracts, we require our customers to prepay for flights to be provided by us. The prepayments are escrowed and are recorded as restricted cash with a corresponding amount reflected as air traffic liability until the flight is completed.

We suspended share repurchases and our quarterly cash dividend in first quarter 2020, as part of cash conservation efforts in response to the effects of COVID-19 on our business. In connection with our receipt of financial support under the payroll support programs, we agreed not to repurchase shares or pay cash dividends through September 30, 2022. We resumed our share repurchases in fourth quarter 2022 and have $75.7 million of unused authority at December 31, 2023.

We reinstituted a regular cash dividend in third quarter 2023 at an annual rate of $2.40 per share, payable quarterly.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, increased from $2.12 billion as of December 31, 2022 to $2.28 billion as of December 31, 2023. During 2023, we borrowed $642.6 million including $352.1 million of fixed rate debt and $290.5 million related to pre-delivery deposits. During 2023, we made principal payments of $480.9 million, including a $150.0 million voluntary prepayment of our senior secured note maturing in 2024 and $171.5 million voluntary prepayment of debt secured by aircraft, of which $60.0 million was due in 2024. We also entered into a revolving credit facility in 2023 to borrow up to $100.0 million, which remains undrawn. Including this revolving credit facility, we had $275.0 million undrawn and available under our revolving credit facilities as of December 31, 2023.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2023, our operating activities provided $423.1 million of cash compared to $303.1 million during 2022. This change was primarily attributable to a $115.1 million increase in net income compared to 2022 with offsets for changes in individual current asset and liability items.
Investing Activities. Cash used for investing activities was $721.9 million during 2023 compared to $491.4 million in 2022. During 2023, there was a $339.3 million increase in purchases of property and equipment, which includes a $245.6 million increase related to aircraft pre-delivery deposits. This increase was offset by a $51.9 million increase in proceeds from maturities of investment securities, net of purchases, and a $30.3 million increase in insurance proceeds from damages at the Sunseeker Resort.

Financing Activities. Cash provided by financing activities for 2023 was $212.9 million, compared to $33.1 million in 2022. The change was the result of a $220.8 million decrease in principal payments on long term debt and finance lease obligations and $102.3 million of cash disbursed to us from funds held in a construction loan deposit trust account during 2023, compared to $92.7 million of funds deposited into the construction deposit trust account (which are considered to be both cash proceeds from the issuance of debt and cash outflows to the deposit trust account) in 2022. The funds in the construction deposit trust account consisted of proceeds of the Sunseeker construction loan and insurance recoveries and were disbursed to us on approval of construction expenses submitted to the trustee. The increase in cash provided by these factors in 2023 was offset by a $213.9 million decrease in proceeds from the issuance of debt and finance lease obligations, net of issuance costs, and $22.1 million used to pay cash dividends in 2023, compared to none in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2023 and the periods in which payments are due:

Contractual obligations (in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations(1)	$545,598	$478,024	$1,059,107	$143,782	$2,226,511
Finance lease obligations	51,408	102,516	117,016	336,168	607,108
Operating lease obligations	25,912	37,746	21,686	42,615	127,959
Aircraft acquisition obligations(2)	866,545	833,291	—	—	1,699,836
Total future payments under contractual obligations	$1,489,463	$1,451,577	$1,197,809	$522,565	$4,661,414

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using applicable reference rates as of December 31, 2023, and excludes debt issuance costs.
(2)Includes aircraft and engine acquisition obligations under existing purchase agreements. These amounts are not reflected on our balance sheet.

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

Allways Rewards® Credit Card Program

Under the Allegiant co-brand credit card arrangement, points are sold and consideration is received under an agreement which expires in 2031. Under this arrangement, we identified the following deliverables: travel points to be awarded (the travel component), use of our brand and access to our member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. We applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.
Revenue from the travel component is deferred based on its relative selling price and is recognized into revenue when the points are redeemed by cardholders and the related service is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.
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

RECENT ACCOUNTING PRONOUNCEMENTS

See related disclosure in Note 2 to our Consolidated Financial Statements.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense during 2023 represented 30.4 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption during 2023, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $69.1 million. We have not hedged fuel price risk for many years.

Interest Rates

As of December 31, 2023, we had $429.6 million of variable-rate debt, including current maturities and without reduction for $4.7 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $3.9 million during 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimated Loss associated with Sunseeker Resort

As discussed in Note 3 to the consolidated financial statements, the Sunseeker Resort at Charlotte Harbor (Sunseeker Resort) was damaged during 2023 as a result of Hurricane Idalia. Based on the Company’s assessment of the damage and the anticipated future restoration costs, which approximate the carrying amount of the portion of the assets that were damaged, an estimated $23.6 million loss was recorded as a reduction to the carrying amount of the Sunseeker Resort during the year ended December 31, 2023.

We identified the evaluation of the estimated loss associated with the Sunseeker Resort as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated loss and the assumption that the future restoration costs approximate the carrying amount of the damaged assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s property loss estimation process, including a control related to determining the assumption that the future restoration costs approximate the carrying amount of the damaged assets. We evaluated the reasonableness of the estimated loss by obtaining a confirmation of the anticipated restoration costs estimated by the Company’s insurance- claim adjustor directly from that adjustor. We compared the confirmation of the future restoration costs from the insurance claim adjustor to the estimated loss recorded by the Company. We evaluated certain publicly available costing indices to assess the Company’s assumption that the future restoration costs approximate the carrying amount of the damaged assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 29, 2024

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$143,259	$229,989
Restricted cash	16,325	15,457
Short-term investments	671,414	725,063
Accounts receivable	70,743	106,578
Expendable parts, supplies and fuel, net of reserve of $10,284 and $8,079	36,335	35,546
Prepaid expenses and other current assets	63,054	161,636
TOTAL CURRENT ASSETS	1,001,130	1,274,269
Property and equipment (including $129,646 and $80,591 from VIEs, Note 6), net of accumulated depreciation of $964,866 and $814,837	3,447,111	2,810,693
Long-term investments	56,004	63,318
Deferred major maintenance, net of accumulated amortization of $143,275 and $108,779	165,767	157,410
Operating lease right-of-use assets, net	100,707	111,679
Deposits and other assets	98,691	$93,928
TOTAL ASSETS:	$4,869,410	$4,511,297
CURRENT LIABILITIES
Accounts payable	54,484	58,335
Accrued liabilities	305,078	226,276
Current operating lease liabilities	20,873	19,973
Air traffic liability	353,488	379,459
Current loyalty program liability	38,447	32,888
Current maturities of long-term debt and finance lease obligations (including $22,627 and $9,315 from VIEs, Note 6), net of related costs of $8,038 and $6,599	439,937	152,900
TOTAL CURRENT LIABILITIES	1,212,307	869,831
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $107,737 and $69,812 from VIEs, Note 6), net of current maturities and related costs of $14,477 and $16,866	1,819,717	1,944,078
Deferred income taxes	384,602	346,388
Noncurrent operating lease liabilities	82,410	94,972
Noncurrent loyalty program liability	32,366	23,612
Other noncurrent liabilities	9,448	11,718
TOTAL LIABILITIES:	$3,540,850	$3,290,599
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized; 25,501,823 and 25,086,278 shares issued; 18,269,090 and 18,128,182 shares outstanding in 2023 and 2022 respectively	26	25
Treasury shares, at cost, 7,232,733 and 6,958,096 shares in 2023 and 2022, respectively	(681,932)	(660,023)
Additional paid in capital	741,055	709,471
Accumulated other comprehensive income, net	3,991	1,257
Retained earnings	1,265,420	1,169,968
TOTAL EQUITY:	$1,328,560	$1,220,698
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,869,410	$4,511,297

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
OPERATING REVENUES:
Passenger	$2,324,397	$2,137,762	$1,578,436
Third party products	112,579	100,959	86,487
Fixed fee contracts	68,548	60,937	41,184
Other	4,333	2,171	1,803
Total operating revenues	2,509,857	2,301,829	1,707,910
OPERATING EXPENSES:
Aircraft fuel	695,871	814,803	440,235
Salaries and benefits	687,803	552,413	484,573
Station operations	256,560	255,168	243,346
Depreciation and amortization	223,130	197,542	181,035
Maintenance and repairs	123,802	117,814	105,943
Sales and marketing	114,616	100,678	72,742
Aircraft lease rentals	24,948	23,621	21,242
Other	133,501	113,532	83,902
Payroll Support Programs grant recognition	—	—	(202,181)
Special charges, net of recoveries	28,645	34,612	13,998
Total operating expenses	2,288,876	2,210,183	1,444,835
OPERATING INCOME	220,981	91,646	263,075
OTHER (INCOME) EXPENSES:
Interest income	(46,615)	(16,469)	(1,814)
Interest expense	153,186	115,711	68,474
Capitalized interest	(45,132)	(12,640)	—
Other, net	491	91	(205)
Total other expenses	61,930	86,693	66,455
INCOME BEFORE INCOME TAXES	159,051	4,953	196,620
INCOME TAX PROVISION	41,455	2,460	44,767
NET INCOME	$117,596	$2,493	$151,853
Earnings per share to common shareholders:
Basic	$6.32	$0.14	$8.69
Diluted	$6.29	$0.14	$8.68
Shares used for computation:
Basic	17,945	17,959	17,212
Diluted	18,019	18,034	17,231

Cash dividends declared per share:	$1.20	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME	$117,596	$2,493	$151,853
Other comprehensive income:
Change in available for sale securities, net of tax	2,734	(799)	2,083
TOTAL COMPREHENSIVE INCOME	$120,330	$1,694	$153,936

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2020	$16,405	$23	$329,753	$(27)	$1,015,622	$(646,008)	$699,363
Share-based compensation	113	—	27,058	—	—	—	27,058
Issuance of common stock, net of forfeitures	1,553	2	335,137	—	—	—	335,139
Stock issued under employee stock purchase plan	40	—	—	—	—	7,951	7,951
Other comprehensive income	—	—	—	2,083	—	—	2,083
Payroll Support Programs warrant issuance	—	—	105	—	—	—	105
Net Income	—	—	—	—	$151,853	—	$151,853
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	323	—	17,418	—	—	—	17,418
Shares repurchased by the Company and held as treasury shares	(379)	—	—	—	—	(29,905)	(29,905)
Stock issued under employee stock purchase plan	73	—	—	—	—	7,939	7,939
Other comprehensive loss	—	—	—	(799)	—	—	(799)
Net income	—	—	—	—	2,493	—	2,493
Balance at December 31, 2022	$18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	415	1	31,584	—	—	—	31,585
Shares repurchased by the Company and held as treasury shares	(374)	—	—	—	—	(30,076)	(30,076)
Stock issued under employee stock purchase plan	100	—	—	—	—	8,167	8,167
Cash dividends, $1.20 per share	—	—	—	—	(22,144)	—	(22,144)
Other comprehensive income	—	—	—	2,734	—	—	2,734
Net income	—	—	—	—	117,596	—	117,596
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$117,596	$2,493	$151,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,130	197,542	181,035
(Gain) loss on aircraft and other equipment disposals	920	2,158	(3,052)
Special charges, net of recoveries	27,189	34,268	13,998
Share-based compensation expense	29,749	15,198	16,127
Deferred income taxes	38,214	2,178	43,761
Other adjustments	(11,284)	12,082	14,777
Changes in certain assets and liabilities:
Accounts receivable	29,390	(33,887)	(14,717)
Tax receivable	3,932	3,697	143,624
Prepaid expenses	(1,825)	(10,625)	(4,026)
Accounts payable	(5,031)	14,770	10,402
Accrued liabilities	79,881	58,309	48,060
Air traffic liability	(25,971)	72,006	(55)
Deferred major maintenance	(67,862)	(54,675)	(59,747)
Other assets/liabilities	(14,936)	(12,464)	(3,847)
Net cash provided by operating activities	423,092	303,050	538,193
INVESTING ACTIVITIES:
Purchase of investment securities	(890,880)	(1,267,266)	(1,248,575)
Proceeds from maturities of investment securities	976,804	1,301,286	954,970
Aircraft pre-delivery deposits	(342,167)	(96,532)	(11,924)
Purchase of property and equipment, including capitalized interest	(528,320)	(434,690)	(243,613)
Purchase of note receivable	—	—	(50,000)
Insurance proceeds from damage to property & equipment	35,730	5,450	98
Other investing activities	26,956	328	5,766
Net cash used in investing activities	(721,877)	(491,424)	(593,278)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	335,139
Cash dividends paid to shareholders	(22,144)	—	—
Proceeds from the issuance of debt and finance lease obligations	642,581	863,627	281,657
Repurchase of common stock	(30,078)	(29,905)	—
Principal payments on debt and finance lease obligations	(480,818)	(701,596)	(301,096)
Debt issuance costs	(7,116)	(14,297)	(8,287)
Sunseeker construction financing disbursements (deposits)	102,330	(92,650)	(30,000)
Other financing activities	8,168	7,940	8,054
Net cash provided by financing activities	212,923	33,119	285,467
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(85,862)	(155,255)	230,382
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	245,446	400,701	170,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$159,584	$245,446	$400,701

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$111,912	$82,903	$43,511
Income tax paid (refunds)	1,012	308	(128,540)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$8,320	$—	$33,260
Purchases of property and equipment in accrued liabilities	$71,672	$54,641	$17,671
Flight equipment acquired under finance leases	—	192,457	101,340

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022 and 2021

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and owns and operates the Sunseeker Resort and Aileron, the related golf course.

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

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had minimal realized losses during the years ended December 31, 2023, 2022, and 2021. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such expendable parts, supplies and fuel are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the fleet. The obsolescence allowance for expendable parts and supplies was $10.3 million and $8.1 million at December 31, 2023 and 2022, respectively.

Deposits and Other Assets

Deposits and Other Assets consist primarily of airport deposits, aircraft lease deposits, deposits as required by the construction loan agreement for the Sunseeker Resort and a note receivable from the counter-party in the Company’s joint venture alliance.

The Company also had outstanding receivables from third parties as of December 31, 2023 and 2022, of which $17.0 million and $18.3 million respectively, was due more than one year after the balance sheet date.

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

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. At lease commencement, the present value of lease payments is calculated using the rate implicit in the lease, if known, or an estimated incremental borrowing rate which takes into consideration recent debt issuances as well as other applicable market data available.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives less any estimated salvage value. Property under finance leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the rate implicit in the lease, if known, or on the basis of the Company’s estimated incremental borrowing rate, and depreciation is recorded on a straight-line basis and is included within depreciation and amortization expense. The estimated useful lives of the principal asset classes are shown below.

Aircraft, engines and related rotable parts	10	-	25 Years
Buildings and leasehold improvements	10	-	39 Years
Equipment	3	-	10 Years
Computer hardware and software	3	-	15 Years

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

The Company is required to make pre-delivery payments ("PDPs") towards the purchase price of new aircraft and engines prior to delivery. These deposits are included in flight equipment on the Company's consolidated balance sheets.

Interest is capitalized by applying a capitalization rate to the weighted-average carrying amount of expenditures for qualifying assets over the period and depreciated over the estimated useful life of the related asset(s) acquired/developed.

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to fifteen years. The Company had unamortized computer software development costs of $139.1 million and $80.2 million as of December 31, 2023 and 2022, respectively. Amortization expense related to computer software was $12.4 million, $15.2 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021 respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

Aircraft Maintenance and Repair Costs

The Company accounts for all non-major maintenance and repair costs incurred for its fleet under the direct expense method. Under this method, maintenance and repair costs for aircraft are charged to maintenance and repair expenses as incurred. Maintenance and repair costs include all parts, materials, and line maintenance activities required to maintain the Company's fleet.

The Company accounts for major maintenance costs of its airframes and engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2023 and 2022, the Company capitalized $68.5 million and $60.6 million of major maintenance costs.

Amortization expense related to major maintenance costs was $55.5 million, $43.8 million, and $42.1 million for the years ended December 31, 2023, 2022, and 2021 respectively.

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

The Company did not recognize any impairment for the years ended December 31, 2023 and December 31, 2022.

Revenue Recognition

Passenger revenue

Passenger revenue includes scheduled service revenue, ancillary air-related charges, and travel point redemptions from the co-brand Allegiant credit card and the Company's non-card loyalty program. Revenue from travel point redemptions from the co-brand credit card and the loyalty program are described in the Allways Rewards® Credit Card Program and Allways Rewards® Loyalty Program sections below.

Scheduled service revenue consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided, or when ticket voucher breakage occurs. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the date is extended by notification from the customer in advance. Itineraries sold for transportation not yet used, as well as unexpired vouchers, are included in air traffic liability.

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

Third party products revenue

Ancillary third party products revenue is generated from the sale of hotel rooms, rental cars and ticket attractions, as well as marketing revenue associated with the co-brand credit card. Revenue from the sale of third party products is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. Revenue from the sale of third party products is recorded net of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

Revenue from travel point redemptions from the co-brand credit card and the loyalty program are described in the Allways Rewards® Credit Card Program and Allways Rewards® Loyalty Program sections below.
Fixed fee contract revenue

Fixed fee contract revenue consists of fees under agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Sunseeker Resort

Sunseeker Resort's revenue from contracts with customers primarily consists of sales of rooms, food and beverage, golf, retail and other goods and services. As compensation for such goods and services, the Company is typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. The Company generally satisfies the performance obligations over time, and the Company recognizes the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied and the Company has rendered the services. Sunseeker Resort revenues are included in other revenue in the consolidated statements of income.

Allways Rewards® Credit Card Program

Under the Allegiant co-brand credit card arrangement, points are sold and consideration is received under an agreement with the issuer bank that expires in 2031. Under this arrangement, the Company identified the following deliverables: travel points to be awarded (the travel component), use of the Company’s brand and access to its member lists, and certain other advertising and marketing elements (collectively the marketing component). Each of these deliverables is accounted for separately and allocation of the consideration from the agreement is determined based on the relative selling price of each deliverable. The Company applied a level of management judgment and estimation in determining the best estimate of selling price for each deliverable by considering multiple inputs and methods including, but not limited to, the redemption value of points awarded, discounted cash flows, brand value, volume discounts, published selling prices, number of points to be awarded and number of points expected to be redeemed.

Revenue from the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed by cardholders and the underlying service is provided. Revenue from the marketing component is considered earned in the period in which points are sold and is therefore recognized into third party products revenue in the same period.

Allways Rewards® Loyalty Program

Allegiant’s Allways Rewards® Loyalty Program enables program members to earn points for every dollar they spend on the Company’s website. Under the program, which launched in August 2021, members continue to accumulate points until the time they decide to redeem them. In addition to opportunities to redeem points for flights, lodging, rental cars, and at the Sunseeker Resort, the program leverages Allegiant's partnerships to offer additional rewards to members, including sports tickets and exclusive experiences. Members can also earn points by using their Allegiant co-brand credit card.

Under Allways Rewards®, members receive one point for every dollar spent at Allegiant.com, and two points per $1 for spending over $500 (excluding taxes and fees). The Company utilizes the deferred revenue method of accounting for points earned through the program based on the stand-alone selling price and revenue is recognized when points are redeemed and the underlying service has been provided. The stand-alone selling price of points is adjusted for an estimate of points that will not be redeemed (“breakage”) using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $41.0 million, $40.1 million and $31.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Preopening expenses

Preopening expenses represent personnel, advertising, and other costs incurred prior to the opening of Sunseeker Resort and are expensed as incurred. During the year ended December 31, 2023, the Company incurred $26.5 million of preopening expenses related to the opening of the Resort, which is included in salaries and benefits expense, sales and marketing expense, and other expense in the consolidated statements of income.

Earnings per Share

Basic and diluted earnings per share are computed using the two-class method. Under the two-class method, the Company attributes net income to two classes, common stock and unvested restricted stock awards. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan are considered participating securities because they receive non-forfeitable rights to cash dividends at the same rate as common stock.

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

For the years ended December 31, 2023, 2022 and 2021, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Basic:
Net income	$117,596	$2,493	$151,853
Less income allocated to participating securities	(4,188)	(32)	(2,218)
Net income attributable to common stock	$113,408	$2,461	$149,635
Earnings per share, basic	$6.32	$0.14	$8.69
Weighted-average shares outstanding	17,945	17,959	17,212
Diluted:
Net income	$117,596	$2,493	$151,853
Less income allocated to participating securities	(4,175)	(32)	(2,215)
Net income attributable to common stock	$113,421	$2,461	$149,638
Earnings per share, diluted	$6.29	$0.14	$8.68
Weighted-average shares outstanding	17,945	17,959	17,212
Dilutive effect of stock options and restricted stock	249	132	145
Adjusted weighted-average shares outstanding under treasury stock method	18,194	18,091	17,357
Participating securities excluded under two-class method	(175)	(57)	(126)
Adjusted weighted-average shares outstanding under two-class method	18,019	18,034	17,231

Stock awards outstanding of 81,748, 79,644, and 815 shares (not in thousands) as of December 31, 2023, 2022, and 2021, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with accounting standards which require the compensation cost related to share-based payment transactions be recognized in the Company’s consolidated statements of income. The share-based compensation cost is measured based on grant date fair value. The Company’s share-based employee compensation plan is more fully discussed in Note 12.

Income Taxes

The Company recognizes deferred income taxes based on the asset and liability method required by accounting standards. Deferred tax assets and liabilities are determined based on the timing differences between book basis for financial reporting purposes and tax basis of the assets and liabilities and measured using the enacted tax rates and provisions of the enacted tax law. A valuation allowance for deferred tax assets is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company determines the net non-current deferred tax assets or liabilities separately for federal, state, foreign and other local jurisdictions.
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
Recent Accounting Pronouncements

In October 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-06, Disclosure Improvements to align the requirements in the FASB Accounting Standards Codification with the SEC's regulations in response to the SEC's August 2018 final rule that updated and simplified certain disclosure requirements. Each amendment in the ASU will only be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the potential impact that the standard will have on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures." The new standard requires expanded income tax disclosure of specific categories in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption and retrospective application permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Note 3 — Special Charges

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. Additionally in the fourth quarter of 2022, there was another weather-related event and a fire that caused additional damage. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $52.1 million was recorded as a special charge in 2022, which was offset by $18.1 million of recorded insurance recoveries during 2022. In 2023, an additional $2.4 million of loss was recorded as a result of updated damage assessments by the Company and the insurance providers.

During third quarter 2023, the Sunseeker Resort construction site incurred additional damages related to Hurricane Idalia. Based on the Company’s assessment of these damages and the anticipated future restoration costs, an estimated loss of $23.6 million was recorded as a special charge in 2023. The estimate is preliminary and subject to change as the damage assessment by the Company and the insurance providers continues.

During the years ended December 31, 2023 and December 31, 2022, the Company recorded losses of $26.0 million and $52.1 million, respectively, which were offset by $32.5 million and $18.1 million of insurance recoveries, respectively. To date, the Company has recorded insurance recoveries of $1.0 million and $49.5 million, respectively, related to the 2023 and 2022 hurricanes and related weather events. The Company anticipates that additional insurance recoveries related to the losses incurred in 2023 and 2022 will be recorded in future periods.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the Company's maintenance, repair, and overhaul contractors, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were fully retired in 2023 and the remaining airframes are scheduled to be retired between January 2024 and September 2025. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge of $35.1 million for the year ended December 31, 2023.

Special charges in 2021 were incurred due to the impacts of the COVID-19 pandemic. The charges were related to accelerated depreciation on aircraft identified for early retirement, impairment loss on a building related to a discontinued business unit, and acceleration of certain stock awards. A portion of the special charge recorded in 2022 relates to accelerated depreciation on the last of the COVID-19 aircraft identified for early retirement, which amount is separate from the $35.1 million described above.

Special Charges

The table below summarizes special charges recorded during the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Sunseeker weather and related events	$26,045	$52,095	$—
Sunseeker weather and related events, insurance recoveries(1)	(32,491)	(18,050)	—
Accelerated depreciation on airframes identified for early retirement	35,091	567	2,521
COVID-19 and related charges	—	—	11,477
Total special charges	$28,645	$34,612	$13,998
(1) Includes $8.3 million of business interruption insurance proceeds for the year ended December 31, 2023. No business interruption insurance recoveries were received for the years ended December 31, 2022 or December 31, 2021.

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Scheduled service	$1,133,001	$1,062,753	$769,371
Ancillary air-related charges	1,137,226	1,025,549	788,064
Loyalty redemptions	54,170	49,460	21,001
Total passenger revenue	$2,324,397	$2,137,762	$1,578,436

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of December 31, 2023, the air traffic liability balance was $353.5 million, of which approximately $303.6 million was related to forward bookings, with the remaining $49.9 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $379.5 million that was recorded in the air traffic liability balance at December 31, 2022, substantially all was recognized into passenger revenue during the 12 months ended December 31, 2023.

In 2020, the Company announced that credit vouchers issued for canceled travel beginning in January 2020 would have an extended expiration date of two years from the original booking date. This policy continued for credit vouchers issued through June 30, 2021. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage during this period may be subject to variability and differ from historical experience due to the change in contract duration and uncertainty regarding demand for future air travel. Effective July 1, 2021, vouchers issued have an expiration date of one year from the original booking date.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

The following table presents the activity of the co-brand credit card and the loyalty program as of the dates indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Balance at January 1	$56,500	$40,449
Points awarded	68,483	65,511
Points redeemed	(54,170)	(49,460)
Balance at December 31	$70,813	$56,500

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Airline
Flight equipment	$3,346,216	$2,937,767
Computer hardware and software	274,927	209,808
Land and buildings/leasehold improvements	63,863	62,227
Other property and equipment	109,727	95,156
Sunseeker Resort
Land and buildings/leasehold improvements	559,112	—
Other property and equipment	53,743	—
Construction in progress	4,389	320,572
Total property and equipment	4,411,977	3,625,530
Less accumulated depreciation and amortization	(964,866)	(814,837)
Property and equipment, net	$3,447,111	$2,810,693

As of December 31, 2023, the Company had firm commitments to purchase 51 aircraft which are expected to be delivered between 2024 and 2026.

Accrued capital expenditures as of December 31, 2023 and 2022 were $71.7 million and $54.6 million, respectively.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Fixed-rate debt and finance lease obligations due through 2032	$1,834,754	$1,720,998
Variable-rate debt due through 2029	424,900	375,980
Total long-term debt and finance lease obligations, net of related costs	2,259,654	2,096,978
Less current maturities, net of related costs	439,937	152,900
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,819,717	$1,944,078

Weighted average fixed-interest rate on debt	6.3%	6.5%
Weighted average variable-interest rate on debt	7.9%	6.1%

				Interest Rate(s) Per Annum at			As of December 31,
(in thousands)	Maturity Dates			December 31, 2023			2023	2022
Senior secured notes	2027			7.25%			$550,000	$700,000
Consolidated variable interest entities	2024	—	2029	2.92%	—	5.19%	130,650	79,453
Revolving credit facilities	2024	—	2027	7.97%			200,000	30,327
Debt secured by aircraft, engines, other equipment and real estate	2025	—	2031	1.87%	—	8.26%	596,271	466,335
Finance leases	2028	—	2032	4.44%	—	7.01%	455,248	494,328
Construction loan agreement	2028			5.75%			350,000	350,000
Total debt							$2,282,169	$2,120,443
Related costs							(22,515)	(23,465)
Total debt net of related costs							$2,259,654	$2,096,978

Maturities of long-term debt as of December 31, 2023, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2023
2024(1)	439,937
2025	180,611
2026	176,152
2027	709,354
2028	328,569
Thereafter	425,031
Total debt and finance lease obligations, net of related costs	$2,259,654
(1) Includes pre-delivery deposit financing which is due upon delivery of each respective aircraft

Senior Secured Notes

In August, 2022, the Company issued $550.0 million in aggregate principal amount of its 7.250% Senior Secured Notes due 2027 (the “2027 Notes”) pursuant to an Indenture, dated as of August 17, 2022. The 2027 Notes are secured by first priority security interests in, subject to permitted liens, substantially all of the property and assets of the Company and its subsidiaries (other than Sunseeker Resort and its subsidiaries), except that the collateral package excludes aircraft, aircraft engines, real property and certain other assets. The collateral also secures the Company’s $75.0 million revolving credit facility (described below), on a pari passu basis. The 2027 Notes bear interest at a fixed rate of 7.25 percent per annum, payable in cash on February 15 and August 15 of each year. The 2027 Notes will mature on August 15, 2027.

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

In November 2023, the Company prepaid the entirety of the $150.0 million outstanding on its 8.500% Senior Secured Notes issued in October 2020 and originally due February 2024.

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

During 2023, the Company, through a wholly owned subsidiary, entered into similarly structured agreements with trusts to borrow $63.0 million collateralized by aircraft and engines. The trusts were funded at inception. The borrowings bear interest at fixed rates and are payable in monthly installments through October 2028 and February 2029, at which time the Company will have purchase options at fixed amounts. As these transactions are common control transactions, the Company, as the primary beneficiary, has measured and recorded the assets and liabilities at their carrying values, which were $51.6 million and $63.0 million respectively, at the time of borrowing.

Revolving Credit Facilities

In August 2022, the Company entered into a credit agreement under which the Company is entitled to borrow up to $100.0 million. In October 2023, the Company extended the term of this agreement to August 2025 with all other terms to remain the same. The borrowing ability of the facility is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2023, the facility remains undrawn.

In August 2022, the Company entered into a credit agreement that provides a senior secured revolving loan facility of $75.0 million. The facility is secured by the same collateral that secures the 2027 Notes, has a term of 57 months and notes under the facility bear interest at a floating rate based on SOFR. As of December 31, 2023, the facility remains undrawn.

In September 2022, the Company entered into a credit agreement under which the Company is entitled to borrow up to $200.0 million. The revolving credit facility has a term of 24 months and the borrowing ability is based on the amount of pre-delivery deposits paid on certain 737 MAX aircraft, the purchase rights for which the Company may choose to place in the collateral pool. The facility is secured by the purchase rights for the applicable aircraft. Any notes under the facility bear interest at a floating rate based on SOFR and all borrowings are due no later than December 31, 2024 or upon delivery of the applicable aircraft. As of December 31, 2023, the Company has fully drawn all $200.0 million under this facility.

In March 2021, the Company entered into a revolving credit facility, under which it is entitled to borrow up to $50.0 million. In February, 2023, the Company extended the term of this agreement to March 2026 and upsized the capacity to $100.0 million. The borrowing ability is based on the value of the aircraft and engines placed into the collateral pool. The notes for amounts borrowed under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2023, the facility remains undrawn.

Other Secured Debt

The Company is party to financing agreements under which aircraft, other equipment or other assets serve as collateral. Below are described those debt transactions entered into during 2023.

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and is due upon delivery of each aircraft or no later than June 30, 2025. As of December 31, 2023, the Company has drawn $113.9 million under the facility.

In September 2023, the Company entered into a credit agreement under which the Company is entitled to borrow up to $412.1 million. In September 2023, the Company received funding of $196.4 million under the facility, which is collateralized by aircraft. The proceeds were used in part to pay off existing debt collateralized by aircraft. The outstanding balance bears interest at a fixed rate, to be paid in quarterly installments of principal and interest, and matures in September 2031. The remaining undrawn balance of the facility will be funded upon delivery of, and collateralized by, Boeing 737 MAX aircraft currently on order from Boeing. Future draws collateralized by 737 MAX aircraft will bear interest at a rate determined at the time of drawdown and will have a term of twelve years.

In May 2023, the Company borrowed $92.7 million under a loan agreement secured by aircraft. The notes bear interest at a fixed rate, payable in quarterly installments maturing in May 2028.

During the year ended December 31, 2023, the Company made a total of $207.8 million in payments to extinguish six variable rate facilities secured by aircraft.

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI borrowed $350.0 million to fund the remaining construction of the initial phases of Sunseeker Resort. The loan is secured by the Resort. All of the shares in SFI are also pledged to secure the loan. The loan bears interest at 5.75 percent per annum payable semi-annually, provides for semi-annual principal payments of $26.0 million beginning in 2025 and matures in October 2028. The credit agreement includes covenants similar to the covenants in the Company’s 2027 Notes. To support the credit, the Company has guaranteed the full amount of the debt. As of December 31, 2023, the entirety of the borrowed funds have been released from the construction disbursement account.

Finance Leases

The Company has finance lease obligations related to 23 aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2023. See Note 7 for more information on finance lease obligations.

Note 7 — Leases

The Company had 23 aircraft under finance leases and 17 aircraft under operating leases as of December 31, 2023 with remaining terms through 2032.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2023	2022	2021
Finance lease costs:
Amortization of assets	Depreciation and amortization	$27,170	$17,579	$13,274
Interest on lease liabilities	Interest expense	27,502	23,034	11,168
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	25,246	24,986	22,697
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	1,563	1,469	2,565
Total lease cost		$81,481	$67,068	$49,704

Lease position as of December 31, 2023

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets, net	$100,707	$111,679
Finance lease assets	Property and equipment, net of accumulated depreciation	483,083	537,766
Total lease assets		$583,790	$649,445

Liabilities
Current
Operating	Current operating lease liabilities	$20,873	$19,973
Finance	Current maturities of long-term debt and finance lease obligations	25,352	39,080
Noncurrent
Operating	Noncurrent operating lease liabilities	82,410	94,972
Finance	Long-term debt and finance lease obligations	429,896	455,248
Total lease liabilities		$558,531	$609,273

Weighted-average remaining lease term
Operating leases		7.4 years	7.0 years
Finance leases		7.1 years	7.8 years
Weighted-average discount rate
Operating leases		5.5%	5.4%
Finance leases		5.9%	5.9%

Other Information

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25,774	$25,775	$18,987
Operating cash flows for finance leases	27,672	22,366	10,697
Financing cash flows for finance leases	39,044	16,621	14,675

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2023.

(in thousands)	Operating Leases	Finance Leases
2024	$25,912	$51,408
2025	23,850	51,408
2026	13,896	51,108
2027	11,688	51,108
2028	9,997	65,908
Thereafter	42,616	336,168
Total lease payments	127,959	607,108
Less imputed interest	(24,676)	(151,860)
Total lease obligations	103,283	455,248
Less current obligations	(20,873)	(25,352)
Long-term lease obligations	$82,410	$429,896

Note 8 — Shareholders’ Equity

The Company is authorized by its board of directors to acquire the Company’s stock through open market purchases under its share repurchase program. As repurchase authority is exhausted, the board of directors has, to date, authorized additional expenditures for share repurchases. The Company suspended stock repurchases upon the onset of the pandemic and as part of accepting benefits from the U.S. Treasury under the Payroll Support Programs, the Company agreed not to repurchase stock through September 30, 2022. The Company recommenced repurchasing shares in the fourth quarter 2022 after those restrictions expired.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased(1)	309,155	377,529	—
Average price per share	$78.61	$78.94	$—
Total (in thousands)	$24,303	$29,802	$—
(1)Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 65,284, 1,423, and zero shares (not in thousands) for 2023, 2022, and 2021 respectively.

Cash dividends declared by the Board and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Total quarterly cash dividends declared, per share	$1.20	$—	$—
Total cash dividends paid (in thousands)	22,144	—	—

The Company suspended payment of cash dividends upon the onset of the pandemic, and as part of accepting benefits from the U.S. Treasury under the Payroll Support Programs, the Company agreed not to pay cash dividends through September 30, 2022.

The Company recommenced payment of cash dividends in the second half of 2023.

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

    Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities, U.S. treasury bonds and corporate debt securities, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$33,613	$33,613	$—	$88,073	$88,073	$—
Commercial paper	19,575	—	19,575	50,791	—	50,791
Municipal debt securities	7,848	—	7,848	8,599	—	8,599
Federal agency debt securities	8,201	—	8,201	—	—	—
US Treasury bonds	2,000	—	2,000	—	—	—
Total cash equivalents	71,237	33,613	37,624	147,463	88,073	59,390
Short-term
Commercial paper	237,870	—	237,870	421,279	—	421,279
Corporate debt securities	210,982	—	210,982	166,136	—	166,136
Federal agency debt securities	194,522	—	194,522	107,222	—	107,222
US Treasury Bonds	14,126	—	14,126	—	—	—
Municipal debt securities	13,914	—	13,914	30,426	—	30,426
Total short-term	671,414	—	671,414	725,063	—	725,063
Long-term
Corporate debt securities	43,869	—	43,869	35,688	—	35,688
Federal agency debt securities	12,135	—	12,135	20,050	—	20,050
Municipal debt securities	—	—	—	7,580	—	7,580
Total long-term	56,004	—	56,004	63,318	—	63,318
Total financial instruments	$798,655	$33,613	$765,042	$935,844	$88,073	$847,771

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2023 or 2022.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,826,921	$1,815,351	$1,626,114	$1,561,939	3

Other

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 10 — Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The entirety of the Company's income before taxes are from its domestic operations.

Income Tax Provision/(Benefit)

The provision (benefit) for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$—	$6	$(494)
State	3,306	73	552
Foreign	204	209	(6)
Total current	3,510	288	52
Deferred:
Federal	36,910	1,189	40,693
State	1,035	983	4,022
Total deferred	37,945	2,172	44,715
Total income tax provision	$41,455	$2,460	$44,767

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Income tax expense at federal statutory rate	$33,401	$1,040	$41,575
State income taxes, net of federal income tax benefit	3,503	1,189	4,257
Foreign income tax expense	204	210	(6)
Executive compensation	3,692	57	2,359
Federal tax credits	(2,034)	(1,103)	(385)
Stock compensation	1,936	1,016	(2,058)
Other	753	51	(975)
Total income tax expense	$41,455	$2,460	$44,767

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Employee benefits	$8,410	$9,938
Net operating loss	22,237	30,370
Tax credits	4,128	4,290
Other(1)	30,576	18,644
Less: valuation allowance	1,214	1,214
Total deferred tax assets	64,137	62,028
Deferred tax liabilities:
Prepaid expenses	4,516	4,223
Depreciation	434,620	399,622
Other	9,603	4,571
Total deferred tax liabilities	448,739	408,416
Net deferred tax liabilities	$384,602	$346,388
(1)Other deferred tax assets consists of interest expense and research and development expenses.

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2023, the Company recognized $14.0 million and $8.2 million of tax-effected Federal and state net operating loss carryforwards, respectively. Under the current law, the Federal net operating losses do not expire and state net operating loss carryforward amounts begin to expire in 2024.

Note 11— Related Party Transactions

During the years ended December 31, 2023, 2022 and 2021, there were no related party transactions that required disclosure.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on employee deferrals of up to 5 percent of eligible employee wages.

The Company recognized expense under this plan of $25.5 million, $24.0 million, and $21.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table provides information about the Company’s ESPP activity during 2023, 2022, and 2021:

Year Ended	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
December 31, 2021	39,760	$174.68	$30.00
December 31, 2022	73,268	$97.85	$16.25
December 31, 2023	99,802	$85.27	$14.44
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of $31.5 million, $16.3 million and $17.2 million, respectively, related to restricted stock, stock options and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants and are matched to actuals over the vesting period.

The unrecognized compensation cost was $39.7 million as of December 31, 2023 for unvested restricted stock expected to be recognized over a weighted-average period of 2.69 years. As of December 31, 2023, there was $0.1 million unrecognized compensation cost related to stock options.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. Most of the Company's unvested restricted stock awards, subject generally to the individual's continued employment or service, vest over a three year period or longer for certain of the Company's executive officers. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2023, 2022 and 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	265,527	$142.25
Granted	120,456	194.66
Vested	(197,530)	136.71
Forfeited	(6,900)	147.05
Non-vested at December 31, 2021	181,553	$183.63
Granted	374,540	89.31
Vested	(74,170)	180.54
Forfeited	(52,055)	123.01
Non-vested at December 31, 2022	429,868	$109.33
Granted	567,004	93.57
Vested	(238,020)	119.00
Forfeited	(151,459)	94.07
Non-vested at December 31, 2023	607,393	$94.64

The total grant date fair value of restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $28.3 million, $13.4 million and $27.0 million, respectively.

Note 13 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2024 to 2048. Refer to Note 7 for more information on the Company's lease agreements.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2023
2024	$866,545
2025	673,612
2026	159,679
Total purchase commitments	$1,699,836

Aircraft Commitments

As of December 31, 2023, the Company had entered into purchase agreements for 51 aircraft which are expected to deliver from 2024 through 2026.

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2023, the percentage of full-time equivalent employees for each of these pay groups was as follows:

As of December 31, 2023
Pilots	17.9%
Flight Attendants	23.4
Maintenance Technicians	11.2
Flight Dispatchers	0.9
Total	53.4%

As of December 31, 2023, the Company employed approximately 6,700 full-time equivalent employees, 41.3 percent of whom are covered by collective bargaining agreements with various labor unions that are currently amendable and are in negotiation.

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

Sunseeker Resort Segment

The Sunseeker Resort segment operates as a single business unit and includes hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, the Aileron Golf Course and other Resort amenities. The Resort opened on December 15, 2023. The CODM evaluation includes, but is not limited to, demand for hospitality offerings, occupancy rates, room pricing, food and beverage offerings, other charge points at the Resort and competitive information when making resource allocations with the goal of optimizing consolidated financial results.

For the year ended December 31, 2023, the Company recorded $26.5 million of preopening expenses related to the opening of the Resort, which is included in salaries and benefits expense, sales and marketing expense, and other expense in the consolidated statements of income.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

(in thousands)	Airline	Sunseeker Resort	Consolidated
Year Ended December 31, 2023
Operating revenue:
Passenger	$2,324,397	$—	$2,324,397
Third party products	112,579	—	112,579
Fixed fee contract	68,548	—	68,548
Other	1,444	2,889	4,333
Operating income (loss)	251,468	(30,487)	220,981
Interest income	(46,615)	—	(46,615)
Interest expense (1)	130,512	21,868	152,380
Capitalized interest	(21,838)	(23,294)	(45,132)
Depreciation and amortization	220,915	2,215	223,130
Capital expenditures	568,309	321,044	889,353
Year Ended December 31, 2022
Operating revenue:
Passenger	$2,137,762	$—	$2,137,762
Third party products	100,959	—	100,959
Fixed fee contract	60,937	—	60,937
Other	2,169	2	2,171
Operating income (loss)	136,968	(45,322)	91,646
Interest income	(16,469)	—	(16,469)
Interest expense (1)	92,785	16,046	108,831
Capitalized interest	(4,308)	(8,332)	(12,640)
Depreciation and amortization	197,433	109	197,542
Capital expenditures	475,254	288,408	763,662
Year Ended December 31, 2021
Operating revenue:
Passenger	$1,578,436	$—	$1,578,436
Third party products	86,487	—	86,487
Fixed fee contract	41,184	—	41,184
Other	1,803	—	1,803
Operating income (loss)	271,073	(7,998)	263,075
Interest income	(1,814)	—	(1,814)
Interest expense (1)	66,585	1,818	68,403
Depreciation and amortization	180,923	112	181,035
Capital expenditures	309,982	50,629	360,611
(1)Excludes losses on debt extinguishment.

Total assets were as follows as of the dates indicated:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Airline	$4,213,288	$4,047,134
Sunseeker Resort	656,122	464,163
Consolidated	$4,869,410	$4,511,297

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 29, 2024

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2024, which Proxy Statement is to be filed with the Commission.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2024, which Proxy Statement is to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2024, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2024, which Proxy Statement is to be filed with the Commission.

Item 14. Principal Accountant Fees and Services

Our Independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2024, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The financial statements included in Item 8 - Financial Statements and Supplementary Data above are filed as part of this annual report.
—	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on January 30, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on February 5, 2024).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
4.1
Warrant Agreement dated April 20, 2020 between the Company and the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Commission on May 22, 2020).

4.2	Form of PSP Warrant (included in Exhibit 4.1 as Annex B thereto)
4.3
PSP2 Warrant Agreement dated as of January 15, 2021, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on October 6, 2021).

4.4	Form of PSP2 Warrant (Included in Exhibit 4.3 as Annex B thereto).
4.5
Indenture, dated as of August 17, 2022, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Commission on August 17, 2022).

4.6	Form of 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.5 above).
4.7	Description of Securities
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

10.8
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

10.9
Disbursement Agreement dated as of October 13, 2021 among Sunseeker Florida, Inc. and Wilmington Trust, National Association as Disbursement Agent and Administrative Agent (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.10
Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 13, 2021 made by Sunseeker Florida, Inc., to Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.11
Share Pledge Agreement dated as of October 13, 2021 between SFI Equity Holdco, Inc. and Wilmington Trust, National Association as Administrative Agent (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022).

10.12
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

10.16
Purchase Agreement Number PA-05130 between The Boeing Company and Allegiant Air, LLC relating to Boeing Models 737-8-200 and 737-7 Aircraft (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.17
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

10.26
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

10.28
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

10.59
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

10.66
PDP Credit Agreement dated as of September 30, 2022 among Allegiant Air, LLC, Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale as Original Lenders and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (2)

10.67
Purchase Agreement Assignment and Security Agreement dated as of September 30, 2022, between Allegiant Air, LLC and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (2)

10.68
Definitions Relating to the PDP Credit Agreement and the Security Agreement referenced in items 10.67 and 10.68 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the Commission on November 3, 2022). (2)

10.69
Allegiant Guarantee Agreement dated as of September 30, 2022 between the Company and Bank of Utah as security trustee. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022).

10.70	2022 Long-Term Incentive Plan. (1) (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).
10.71
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Employees. (1) (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.72
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Board Members. (1) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.73
Employment Agreement dated as of December 1, 2022, between the Company and Keny Wilper. (1) (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.74
Separation Agreement and Mutual Release of All Claims between the Company and Scott Sheldon dated January 27, 2023 (1) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Commission on May 8, 2023

10.75
Form of Stock Option Agreement for President and Executive Vice Presidents (1) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on August 7, 2023).

10.76
Separation Agreement between Registrant and John Redmond dated September 26, 2023 (1) (incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.77
Credit Agreement by and among Sunrise Asset Management, LLC, as Borrower, the Lenders party hereto, as Lenders, BNP Paribas, as Administrative Agent, Bank of Utah, as Security Trustee, BNP Paribas and JSA International U.S. Holdings ,LLC as Lead Arrangers, and BNP Paribas, as Sole Structuring Agent dated as of September 27, 2023 (2) (incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.78
Mortgage and Security Agreement by and among Sunrise Asset Management, LLC, as Mortgagor, Bank of Utah, as Account Bank, and Bank of Utah, not in its individual capacity but solely as Security Trustee, as Mortgagee, dated as of September 27, 2023 (2) (incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.79
Lessee Consent from Sunrise Asset Management, LLC as Lessor, and Bank of Utah, as Security Trustee, to Allegiant Air, LLC, as Lessee dated September 29, 2023(2) (incorporated by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.80
Lessee Guarantee Agreement by and between Allegiant Air, LLC, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.05 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.81
Allegiant Guarantee Agreement by and between Allegiant Travel Company, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.06 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.82
Table of Contents of Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.07 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.83
Supplemental Agreement No. 2 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.08 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.84
Table 1A-R2 to Purchase Agreement No. PA-05130 - Aircraft Information Table 737-8200 (2) (incorporated by reference to Exhibit 10.09 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.85
Table 1B-R2 to Purchase Agreement No. PA-05130 - Aircraft Information Table (2) (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.86
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A1-R1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.87
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A2-R1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.88
Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC - Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.89
Letter Agreement WJE-PA-05130-LA-2101477R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.90
Attachment A to Letter Agreement No. WJE-PA-05130-LA-2101477 (2) (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.91
Attachment B to Letter Agreement No. WJE-PA-05130-LA-2101477 (2) (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.92
Letter Agreement WJE-PA-05130-LA-2101479R2 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.93
Letter Agreement WJE-PA-05130-LA-2101488R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.94
Letter Agreement WJE-PA-05130-LA-2104982R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.95
Letter Agreement WJE-PA-05130-LA-2103930R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.96
Letter Agreement WJE-PA-05130-LA-2101482R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.97
Letter Agreement WJE-PA-05130-LA-2103907R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.98
Letter Agreement WJE-PA-05130-LA-2103908R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.99
Attachment A to Letter Agreement No. WJE-PA-05130-LA-2103908R1 (2) (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.100
PDP Facility Agreement in Respect of Up to Eight (8) Boeing 737 Max Aircraft by and between Sun Tail PDP LLC as Borrower, Carlyle Aviation Management Limited as Agent, Runway Seven Lender LLC as Security Trustee and Runway Seven Lender LLC as Lender dated November 1, 2023 (2)

10.101	Allegiant Guarantee Agreement dated as of November 1, 2023 between Allegiant Travel Company and Allegiant Air, LLC as Guarantors and Runway Seven Lender LLC as Security Trustee (2)
10.102	Purchase Agreement Security Assignment (737 Max) dated as of November 1, 2023 between Sun Tail PDP LLC as Assignor and Runway Seven Lender LLC as Assignee (2)
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021 (v) Consolidated Cash Flow Statements for the years ended December 31, 2023, 2022 and 2021 (vi) the Notes to the Consolidated Financial Statements. (3)

(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 29, 2024.

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

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	February 29, 2024
Maurice J. Gallagher, Jr.	(Principal Executive Officer and Chairman of the Board)

/s/ Robert Neal	Chief Financial Officer	February 29, 2024
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	February 29, 2024
Rebecca Aretos	(Principal Accounting Officer)

/s/ Montie Brewer	Director	February 29, 2024
Montie Brewer

/s/ Gary Ellmer	Director	February 29, 2024
Gary Ellmer

/s/ Ponder Harrison	Director	February 29, 2024
M. Ponder Harrison

/s/ Linda Marvin	Director	February 29, 2024
Linda Marvin

/s/ Sandra D. Morgan	Director	February 29, 2024
Sandra D. Morgan

/s/ Charles W. Pollard	Director	February 29, 2024
Charles W. Pollard