Form 10-K/A
period 2023-12-31
Allegiant Travel CO
filed 2024-03-08
CIK 1362468

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 185    Auditor Name: KPMG LLP        Auditor Location: Dallas, TX

EXHIBIT INDEX IS LOCATED ON PAGE 4.

EXPLANATORY NOTE

This Amendment to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Original Filing”). We are filing this Amendment to correct the inadvertent omission of a statement in Item 9B, paragraph (b) and the inadvertent omission of Exhibit 97.1 from Item 15 in the Original Filing. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART II

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.6	Form of 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.5 above).
4.7*	Description of Securities
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

10.100*
PDP Facility Agreement in Respect of Up to Eight (8) Boeing 737 Max Aircraft by and between Sun Tail PDP LLC as Borrower, Carlyle Aviation Management Limited as Agent, Runway Seven Lender LLC as Security Trustee and Runway Seven Lender LLC as Lender dated November 1, 2023 (2)

10.101*	Allegiant Guarantee Agreement dated as of November 1, 2023 between Allegiant Travel Company and Allegiant Air, LLC as Guarantors and Runway Seven Lender LLC as Security Trustee (2)
10.102*	Purchase Agreement Security Assignment (737 Max) dated as of November 1, 2023 between Sun Tail PDP LLC as Assignor and Runway Seven Lender LLC as Assignee (2)
21*	List of Subsidiaries
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97.1	Allegiant Travel Company Policy Relating to Recovery of Erroneously Awarded Compensation
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

* Previously filed as a part of the Original Filing

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 8, 2024.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (President)

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurice J. Gallagher, Jr.	Chief Executive Officer and Director	March 8, 2024
Maurice J. Gallagher, Jr.	(Principal Executive Officer and Chairman of the Board)

/s/ Robert Neal	Chief Financial Officer	March 8, 2024
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	March 8, 2024
Rebecca Aretos	(Principal Accounting Officer)

*	Director	March 8, 2024
Montie Brewer

*	Director	March 8, 2024
Gary Ellmer

*	Director	March 8, 2024
M. Ponder Harrison

*	Director	March 8, 2024
Linda Marvin

*	Director	March 8, 2024
Sandra D. Morgan

*	Director	March 8, 2024
Charles W. Pollard

*	By:	/s/ Gregory Anderson
Gregory Anderson, Attorney in Fact