Form 10-Q
period 2024-03-31
Allegiant Travel CO
filed 2024-05-09
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or
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

As of April 29, 2024, the registrant had 18,232,284 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$193,414	$143,259
Restricted cash	16,859	16,325
Short-term investments	616,461	671,414
Accounts receivable	72,494	70,743
Expendable parts, supplies and fuel, net	35,806	36,335
Prepaid expenses and other current assets	72,072	63,054
TOTAL CURRENT ASSETS	1,007,106	1,001,130
Property and equipment, net	3,523,343	3,447,111
Long-term investments	43,799	56,004
Deferred major maintenance, net	165,701	165,767
Operating lease right-of-use assets, net	97,046	100,707
Deposits and other assets	98,136	98,691
TOTAL ASSETS:	$4,935,131	$4,869,410
CURRENT LIABILITIES
Accounts payable	69,486	54,484
Accrued liabilities	297,329	305,078
Current operating lease liabilities	21,944	20,873
Air traffic liability	432,561	353,488
Current loyalty program liability	40,182	38,447
Current maturities of long-term debt and finance lease obligations, net of related costs	459,171	439,937
TOTAL CURRENT LIABILITIES	1,320,673	1,212,307
Long-term debt and finance lease obligations, net of current maturities and related costs	1,789,577	1,819,717
Deferred income taxes	384,036	384,602
Noncurrent operating lease liabilities	77,519	82,410
Noncurrent loyalty program liability	31,283	32,366
Other noncurrent liabilities	9,887	9,448
TOTAL LIABILITIES:	$3,612,975	$3,540,850
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(682,075)	(681,932)
Additional paid in capital	747,873	741,055
Accumulated other comprehensive income, net	2,783	3,991
Retained earnings	1,253,549	1,265,420
TOTAL EQUITY:	1,322,156	$1,328,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,935,131	$4,869,410

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES:
Passenger	$579,936	$609,277
Third party products	33,399	26,037
Fixed fee contracts	18,861	14,117
Resort and other	24,210	256
Total operating revenues	656,406	649,687
OPERATING EXPENSES:
Salaries and benefits	213,327	159,623
Aircraft fuel	170,087	189,546
Station operations	66,468	61,520
Depreciation and amortization	63,844	54,680
Sales and marketing	30,419	26,928
Maintenance and repairs	30,278	26,442
Aircraft lease rentals	5,985	7,092
Other	47,451	30,643
Special charges, net of recoveries	13,099	(1,612)
Total operating expenses	640,958	554,862
OPERATING INCOME	15,448	94,825
OTHER (INCOME) EXPENSES:
Interest income	(12,241)	(10,128)
Interest expense	40,160	35,708
Capitalized interest	(11,185)	(5,180)
Other, net	51	7
Total other expenses	16,785	20,407
INCOME (LOSS) BEFORE INCOME TAXES	(1,337)	74,418
INCOME TAX PROVISION (BENEFIT)	(418)	18,269
NET INCOME (LOSS)	$(919)	$56,149
Earnings (loss) per share to common shareholders:
Basic	$(0.07)	$3.09
Diluted	$(0.07)	$3.09
Shares used for computation:
Basic	17,664	17,766
Diluted	17,664	17,769

Cash dividends declared per share:	$0.60	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$(919)	$56,149
Other comprehensive income:
Change in available for sale securities, net of tax	(1,208)	1,985
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,127)	$58,134

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	15	—	6,818	—	—	—	6,818
Shares repurchased by the Company and held as treasury shares	(2)	—	—	—	—	(143)	(143)
Cash dividends, $0.60 per share	—	—	—	—	(10,952)	—	(10,952)
Other comprehensive loss	—	—	—	(1,208)	—	—	(1,208)
Net loss	—	—	—	—	(919)	—	(919)
Balance at March 31, 2024	18,282	$26	$747,873	$2,783	$1,253,549	$(682,075)	$1,322,156

	Three Months Ended March 31, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	(5)	—	5,035	—	—	—	5,035
Shares repurchased by the Company and held as treasury shares	(125)	—	—	—	—	(12,470)	(12,470)
Other comprehensive income	—	—	—	1,985	—	—	1,985
Net income	—	—	—	—	56,149	—	56,149
Balance at March 31, 2023	17,998	$25	$714,506	$3,242	$1,226,117	$(672,493)	$1,271,397

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(919)	$56,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,844	54,680
Special charges, net of recoveries	12,858	(1,835)
Other adjustments	2,893	1,592
Changes in certain assets and liabilities:
Air traffic liability	79,072	100,071
Other - net	10,057	4,743
Net cash provided by operating activities	167,805	215,400
Cash flows from investing activities:
Purchase of investment securities	(176,119)	(251,937)
Proceeds from maturities of investment securities	246,663	288,591
Aircraft pre-delivery deposits	(35,053)	(33,516)
Purchase of property and equipment	(131,862)	(129,883)
Other investing activities	2,787	12,506
Net cash used in investing activities	(93,584)	(114,239)
Cash flows from financing activities:
Cash dividends paid to shareholders	(10,952)	—
Proceeds from the issuance of debt and finance lease obligations	18,755	59,516
Repurchase of common stock	(143)	(12,470)
Principal payments on debt and finance lease obligations	(31,512)	(51,492)
Debt issuance costs	—	(877)
Other financing activities	320	(6,554)
Net cash used in financing activities	(23,532)	(11,877)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	50,689	89,284
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	159,584	245,446
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$210,273	$334,730

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$31,971	$41,645
Income tax payments	32	14
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$1,379	$—
Purchases of property and equipment in accrued liabilities	40,935	69,240

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission.

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

Note 2 — Special Charges

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. There was a subsequent weather-related event and a fire that caused additional damage in fourth quarter 2022. In addition, during third quarter 2023, the Sunseeker Resort construction site sustained additional damages related to Hurricane Idalia. The Company recorded estimated losses in 2022 and 2023 based on its assessment of these damages and the anticipated future restoration cost. The estimated losses were recorded to special charges and are offset by insurance recoveries in the period they are approved. To date, the Company has recorded $78.2 million in losses and $52.5 million in insurance recoveries. The Company has submitted additional insurance claims that remain outstanding at the date of this report.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were retired in 2023 and two airframes were retired in first quarter 2024. The remaining airframes are to be retired between May 2024 and September 2025. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge.

Special Charges

The table below summarizes special charges recorded during the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Sunseeker weather and related events	$100	$200
Sunseeker weather and related events, insurance recoveries(1)	(1,916)	(1,826)
Accelerated depreciation on airframes identified for early retirement	14,915	14
Total special charges	$13,099	$(1,612)

(1) Includes $0.7 million of business interruption insurance recoveries for the three months ended March 31, 2024. No business interruption insurance recoveries were recorded during the three months ended March 31, 2023.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Scheduled service	$289,879	$311,728
Ancillary air-related charges	274,793	283,902
Loyalty redemptions	15,264	13,647
Total passenger revenue	$579,936	$609,277

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when the underlying service is provided. As of March 31, 2024, the air traffic liability balance was $432.6 million, of which approximately $377.6 million was related to forward bookings, with the remaining $55.0 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $353.5 million that was recorded in the air traffic liability balance as of December 31, 2023, approximately 72.7 percent was recognized into passenger revenue during the three months ended March 31, 2024.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete. Estimates of passenger revenue to be recognized from air traffic liability for credit voucher breakage may be subject to variability and differ from historical experience due to the change in contract duration (which applied for vouchers issued in 2020 and in the first half of 2021) and uncertainty regarding demand for future air travel.

Resort Revenue

The Company's resort revenues for the three months ended March 31, 2024 are set forth in the table below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Food and beverage	10,772	—
Rooms	$9,957	$—
Other	3,158	5
Total resort revenue	$23,887	$5

Revenue from banquets, golf, retail and spa services are included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material at March 31, 2024 and December 31, 2023.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract, the Company has a performance obligation to provide cardholders with points to be used for future travel award redemptions at the airline and resort. Therefore, consideration received related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue and resort revenue when the points are redeemed and the underlying service is provided. Similarly, in relation to the Allways Rewards loyalty program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger revenue when the points are redeemed and the underlying service is provided.

The following table presents the activity of the point liability for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Points balance at January 1	$70,813	$56,500
Points awarded (deferral of revenue)	15,923	16,780
Points redeemed (recognition of revenue)	(15,271)	(13,647)
Points balance at March 31	$71,465	$59,633

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Airline
Flight equipment	$3,427,671	$3,346,216
Computer hardware and software	293,403	274,927
Land and buildings/leasehold improvements	64,242	63,863
Other property and equipment	111,077	109,727
Sunseeker Resort
Land and buildings/leasehold improvements	571,002	559,112
Other property and equipment	56,650	53,743
Construction in progress	3,596	4,389
Total property and equipment	4,527,641	4,411,977
Less accumulated depreciation and amortization	(1,004,298)	(964,866)
Property and equipment, net	$3,523,343	$3,447,111

As of March 31, 2024, the Company had firm commitments to purchase 50 aircraft which are expected to begin delivering in 2024.

Accrued capital expenditures as of March 31, 2024 and December 31, 2023 were $40.9 million and $71.7 million,respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Fixed-rate debt and finance lease obligations due through 2032	$1,811,098	$1,834,754
Variable-rate debt due through 2029	437,650	424,900
Total long-term debt and finance lease obligations, net of related costs	2,248,748	2,259,654
Less current maturities, net of related costs	459,171	439,937
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,789,577	$1,819,717

Weighted average fixed-interest rate on debt	6.3%	6.3%
Weighted average variable-interest rate on debt	7.9%	7.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			March 31, 2024			March 31, 2024	December 31, 2023
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2024	-	2029	2.92%	-	5.19%	126,762	130,650
Revolving credit facilities	2024	-	2027	7.92%			200,000	200,000
Debt secured by aircraft, engines, other equipment and real estate	2025	-	2031	1.87%	-	8.25%	593,606	596,271
Finance leases	2028	-	2032	4.44%	-	7.01%	449,044	455,248
Construction loan agreement	2028			5.75%			350,000	350,000
Total debt							$2,269,412	$2,282,169
Related costs							(20,664)	(22,515)
Total debt net of related costs							$2,248,748	$2,259,654

Maturities of long term debt as of March 31, 2024, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of March 31, 2024
Remaining in 2024	$429,032
2025	180,611
2026	176,151
2027	709,354
2028	328,569
2029	142,531
Thereafter	282,500
Total debt and finance lease obligations, net of related costs	$2,248,748

Debt Secured by Aircraft

During the three months ended March 31, 2024, the Company received $18.8 million in advances on a pre-delivery payment (PDP) credit facility secured by certain of the Company's Boeing aircraft purchase rights. The notes under the facility bear interest at a floating interest rate based on SOFR and mature on June 30, 2025 or upon delivery of the applicable aircraft.

Other Secured Debt

In March 2024, the Company entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft upon delivery. The loans will bear interest at a variable rate based on 3-month SOFR and are payable in quarterly installments for a term of 12 years. No draws have been made on these financing commitments to date.

Note 6 — Income Taxes

The Company recorded a $0.4 million income tax benefit at a 31.3 percent effective tax rate and an $18.3 million income tax provision at a 24.5 percent effective tax rate for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, permanent tax differences, and discrete items. During the quarter, the Company recognized a $0.2 million income tax benefit for discrete items which were related to share based compensation and to an immaterial adjustment to a prior year uncertain tax benefit.

While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2024.

Financial instruments measured at fair value on a recurring basis:

	As of March 31, 2024			As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$45,906	$—	$45,906	$19,575	$—	$19,575
Money market funds	31,427	31,427	—	33,613	33,613	—
US Treasury bonds	24,746	—	24,746	2,000	—	2,000
Municipal debt securities	20,004	—	20,004	7,848	—	7,848
Federal agency debt securities	12,077	—	12,077	8,201	—	8,201
Total cash equivalents	134,160	31,427	102,733	71,237	33,613	37,624
Short-term
Corporate debt securities	225,735	—	225,735	210,982	—	210,982
Commercial paper	221,827	—	221,827	237,870	—	237,870
Federal agency debt securities	140,588	—	140,588	194,522	—	194,522
Municipal debt securities	14,013	—	14,013	13,914	—	13,914
US Treasury Bonds	7,298	—	7,298	14,126	—	14,126
Certificate of deposit	7,000	—	7,000	—	—	—
Total short-term	616,461	—	616,461	671,414	—	671,414
Long-term
Corporate debt securities	39,054	—	39,054	43,869	—	43,869
Federal agency debt securities	4,745	—	4,745	12,135	—	12,135
Total long-term	43,799	—	43,799	56,004	—	56,004
Total financial instruments	$794,420	$31,427	$762,993	$798,655	$33,613	$765,042

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes to be Level 3. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of March 31, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Fair Value of Notes Payable	$1,820,368	$1,815,856	$1,826,921	$1,815,351	3

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

For the three months ended March 31, 2024, basic and diluted loss per share are the same because of the loss position.

The following table sets forth the computation of net income (loss) per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2024	2023
Basic:
Net income (loss)	$(919)	$56,149
Less income allocated to participating securities	(354)	(1,254)
Net income (loss) attributable to common stock	$(1,273)	$54,895
Earnings (loss) per share, basic	$(0.07)	$3.09
Weighted-average shares outstanding	17,664	17,766
Diluted:
Net income (loss)	$(919)	$56,149
Less income allocated to participating securities	(354)	(1,254)
Net income (loss) attributable to common stock	$(1,273)	$54,895
Earnings (loss) per share, diluted	$(0.07)	$3.09
Weighted-average shares outstanding	17,664	17,766
Dilutive effect of restricted stock	—	104
Adjusted weighted-average shares outstanding under treasury stock method	17,664	17,870
Participating securities excluded under two-class method	—	(101)
Adjusted weighted-average shares outstanding under two-class method	17,664	17,769

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

Sunseeker Resort Segment

The Sunseeker Resort segment operates as a single business unit and includes hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, the Aileron Golf Course and other Resort amenities. The CODM evaluation includes, but is not limited to, demand for hospitality offerings, occupancy rates, room pricing, food and beverage offerings, other charge points at the Resort and competitive information when making resource allocation decisions with the goal of optimizing consolidated financial results.

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Airline	Sunseeker	Consolidated	Airline	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$579,936	$—	$579,936	$609,277	$—	$609,277
Third party products	33,399	—	33,399	26,037	—	26,037
Fixed fee contracts	18,861	—	18,861	14,117	—	14,117
Resort and other	323	23,887	24,210	251	5	256
Total operating revenues	632,519	23,887	656,406	649,682	5	649,687
OPERATING EXPENSES:
Salaries and benefits	199,508	13,819	213,327	157,521	2,102	159,623
Aircraft fuel	170,087	—	170,087	189,546	—	189,546
Station operations	66,468	—	66,468	61,520	—	61,520
Depreciation and amortization	57,868	5,976	63,844	54,622	58	54,680
Sales and marketing	28,878	1,541	30,419	26,640	288	26,928
Maintenance and repairs	30,278	—	30,278	26,442	—	26,442
Aircraft lease rentals	5,985	—	5,985	7,092	—	7,092
Other	34,315	13,136	47,451	28,711	1,932	30,643
Special charges, net of recoveries	14,915	(1,816)	13,099	14	(1,626)	(1,612)
Total operating expenses	608,302	32,656	640,958	552,108	2,754	554,862
OPERATING INCOME (LOSS)	24,217	(8,769)	15,448	97,574	(2,749)	94,825

Interest income	(12,241)	—	(12,241)	(10,128)	—	(10,128)
Interest expense	34,737	5,423	40,160	30,343	5,365	35,708
Capitalized interest	(10,859)	(326)	(11,185)	(1,510)	(3,670)	(5,180)
Capital expenditures	122,175	14,004	136,179	92,432	85,620	178,052

Total assets were as follows as of the dates indicated:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Airline	$4,265,765	$4,213,288
Sunseeker Resort	669,366	656,122
Consolidated	$4,935,131	$4,869,410

Note 11 — Subsequent Events

On April 15, 2024, the Company and the Transport Workers Union of America, AFL-CIO Local 577, representing the Company's flight attendants, ratified a new five-year agreement which includes immediate wage increases ranging from 20 to 41.2 percent. In addition to pay increases, the new agreement includes a greater "duty rig," which will increase the amount of time Flight Attendants are paid for being on duty, an improved 401(k) match, and a cap on healthcare cost share increases. The Company will also pay a one-time $10.0 million lump sum signing bonus on May 8, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2024 and 2023. Also discussed is our financial position as of March 31, 2024 and December 31, 2023. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2024 Review

First quarter 2024 highlights include:

•Total operating revenue of $656.4 million, up 1.0 percent over first quarter 2023
•Total fixed fee contracts revenue of $18.9 million, up 33.6 percent year-over-year
•Controllable completion factor of 99.7 percent
•Operating income of $15.4 million, yielding an operating margin of 2.4 percent
•Airline operating income of $24.2 million, yielding an airline-only operating margin of 3.8 percent
•Airline special charges of $14.9 million from accelerated depreciation due to aircraft retirement plan
•Enrolled approximately 540,000 new Allways Rewards members during the first quarter 2024 bringing total members to 17.9 million
•$34.7 million in total cobrand credit card remuneration in first quarter 2024, up 23.7 percent from first quarter 2023
•Airline-only operating CASM excluding fuel and special charges of 8.87 ¢, up 14.5 percent year-over-year
•Includes $20.4 million in incremental cost related to accrual of pilot retention bonuses
•After the end of the quarter, ratified a new five-year agreement with the Transport Workers Union of America, representing Allegiant's flight attendants
•Agreement includes immediate wage increases as well as certain quality-of-life improvements

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2024	December 31, 2023
A320(1)(2)	91	92
A319(3)	34	34
Total	125	126
(1)Does not include one aircraft of which we have taken delivery as of March 31, 2024 and December 31, 2023 and which was not in service as of that date.
(2)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of March 31, 2024, and December 31, 2023.
(3)Includes four aircraft under operating lease as of March 31, 2024, and December 31, 2023.

As of March 31, 2024, we are a party to forward purchase agreements for 50 aircraft with six deliveries currently expected in 2024, and the remaining 44 aircraft are expected to be delivered in 2025 or later years. The timing of these deliveries is based on management's best estimates and differs from the contract in place. The delivery schedule has been and will continue to be impacted by delay notices from Boeing and continuing regulatory reviews of Boeing.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we reevaluated our fleet plan and identified 21 aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed on September 29, 2023. Two airframes were retired in 2023 and two airframes were retired in first quarter 2024. The remaining airframes are to be retired between May 2024 and September 2025. The retirements were coordinated with the revised delivery schedule for the 737 MAX aircraft to provide us with opportunities for fleet renewal and replacement. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge of $14.9 million during first quarter 2024. We plan to retain the engines associated with these airframes in our spare engine pool and use the substantial remaining life on these engines to offset future overhaul costs.

NETWORK

As of March 31, 2024, we were selling 565 routes versus 574 as of the same date in 2023. Growth of our network has been impacted by challenges created by delayed aircraft deliveries, the uncertainty of our pilot staffing levels and other factors. We have identified as many as 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 77 percent currently have no current non-stop service. Our total active number of origination cities and leisure destinations were 90 and 33, respectively, as of March 31, 2024.

Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands.

TRENDS

Aircraft Fuel
The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

The cost per gallon of fuel began to increase significantly in 2021, and the increases were exacerbated by the geopolitical impact of the war in Ukraine. Increases in refinery costs also added to our fuel cost. Although the average fuel cost per gallon declined in first quarter 2024 when compared to the same period in 2023, the average fuel cost per gallon in the first quarter 2024 remained 62.9 percent higher than in first quarter 2021. Despite an 11.4 percent decrease in fuel cost per gallon during the first quarter 2024 compared to the same period in 2023, we expect high fuel costs will continue to impact our total costs and operating results.

Boeing Agreement

We have signed an agreement and amendments with The Boeing Company to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We believe this new aircraft purchase is complementary with our low cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the FAA has indicated aircraft production rates will be capped until they are fully satisfied with Boeing's quality practices. These factors and other Boeing delays in obtaining needed regulatory approvals could delay deliveries to us even further than management's current expectations.

Capacity Growth

Delays for new Boeing aircraft deliveries, aircraft in heavy maintenance, uncertainty as to pilot staffing levels and airport construction disruption continue to impact our ability to schedule network growth. As a result, we have pulled back some of our capacity growth in 2024. We believe these issues are not unique to Allegiant.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable. We and the International Brotherhood of Teamsters ("IBT”) jointly requested the mediation services of the National Mediation Board ("NMB") in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing with new union negotiators and leadership, with dates for negotiation sessions currently scheduled through June 2024.

Separately from the ongoing collective bargaining agreement negotiations, to address retention and pilot pay issues and increase pilot staffing levels, effective in May 2023, we began recognizing a retention bonus for pilots who continue employment with us until a new labor agreement is approved. The amount is 35 percent of current hourly pay rates, except for the first year first officers for whom the percentage is 82 percent, calculated at a minimum of 85 pay credit hours per month. The IBT concurred with this approach. Our implementation of the retention bonus has contributed to our ability to add pilots through hiring and slower attrition.

For the three months ended March 31, 2024, we recorded estimated pilot retention bonus accruals of $20.4 million bringing the total accrual to $70.6 million at period end. The bonus will be paid to all pilots remaining employed with us upon ratification of a new collective bargaining agreement.

On April 15, 2024, our flight attendants ratified a new five-year agreement we negotiated with the Transportation Workers Union (TWU). The new contract provides for immediate wage increases, improved pay overrides, an increased 401(k) match and the payment of a $10.0 million ratification bonus in May 2024. The agreement provides us with increased flexibility in scheduling flight attendants during irregular operations, which should increase productivity and reduce operational disruptions.

Establishment of ESG Goals

We have established ESG goals in the areas of environmental, social and governance. We will report on our progress toward meeting those goals within our annual sustainability reports.

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

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. While the Resort is in the early stages of financial maturity, food and beverage revenues have exceeded our initial expectations and have accounted for nearly half of the Resort's first quarter revenue. As with any new hotel or resort, we expect occupancy and operating performance to build in the coming years.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023

Operating Revenue

Passenger revenue. First quarter 2024 passenger revenue decreased slightly compared to the same period in 2023 on relatively flat capacity. The decrease in passenger revenue was driven by lower average scheduled service base fare and lower average ancillary fare, which decreased 5.0 percent and 2.0 percent respectively, coupled with a 1.3 percent decrease in passengers flown, compared to first quarter 2023. The lower base fare is attributable to weaker demand in off-peak periods. The lower ancillary fare is due, in part, to issues faced in transitioning to the Navitaire system.

Third party products revenue. Third party products revenue for first quarter 2024 increased 28.3 percent compared to first quarter 2023. The increase from 2023 is primarily the result of a 34.8 percent increase in the marketing component of co-brand credit card revenues.

Fixed fee contract revenue. Fixed fee contract revenue for first quarter 2024 increased 33.6 percent compared to the same period in 2023 on a 48.3 percent increase in fixed fee departures as the result of strong performance during March Madness and growth in corporate charters and other sports flying.

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

	Three Months Ended March 31,				Percent Change
Unitized costs (in cents)	2024		2023		YoY
Salaries and benefits*	4.47	¢	3.41	¢	31.1%
Aircraft fuel	3.56		4.05		(12.1)
Station operations	1.39		1.32		5.3
Depreciation and amortization*	1.34		1.17		14.5
Sales and marketing*	0.64		0.58		10.3
Maintenance and repairs	0.63		0.57		10.5
Aircraft lease rentals	0.13		0.15		(13.3)
Other*	1.00		0.64		56.3
Special charges, net of insurance recoveries*	0.27		(0.03)		NM
CASM	13.43	¢	11.86	¢	13.2
Operating CASM, excluding fuel but including Sunseeker Resort	9.87	¢	7.81	¢	26.4
Airline special charges CASM	0.31		—		NM
Sunseeker Resort CASM	0.69		0.06		NM
Airline operating CASM, excluding fuel, special charges and Sunseeker Resort activity	8.87	¢	7.75	¢	14.5
* These expense line items include Sunseeker Resort activity
NM Not Meaningful

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity, increased by 14.5 percent to 8.87 ¢ for first quarter 2024 from 7.75 ¢ in first quarter 2023. The CASM-ex increase is primarily attributable to a 26.7 percent or $42.0 million increase in airline salaries and benefits expense in first quarter 2024 over first quarter 2023 (for the reasons described in the expense line item discussion below). This increase was on a relatively flat, approximately 2.0 percent, increase in capacity as we continue to manage capacity to meet demand.

Salaries and benefits expense. Salaries and benefits expense increased $53.7 million, or 33.6 percent, in first quarter 2024 compared to first quarter 2023. Higher salaries and benefits expense was primarily driven by an 11.9 percent increase in airline full time equivalent employees (including an 18.9 percent increase in the number of pilots employed since March 31, 2023) and increased crew pay, including the impact of a $20.4 million accrual for pilot retention bonuses during first quarter 2024. The accrued pilot retention bonus is payable after completion of a new collective bargaining agreement with this work group. The grand opening of Sunseeker Resort in December 2023 further drove the increase by adding nearly 1,000 Resort team members and an increase of $11.7 million in salaries and benefits expense in first quarter 2024.

Aircraft fuel expense. Aircraft fuel expense decreased $19.5 million, or 10.3 percent, for first quarter 2024 compared to first quarter 2023. This is primarily due to an 11.4 percent decrease in average fuel cost per gallon, offset by a 1.4 percent increase in fuel gallons consumed.

Station operations expense. Station operations expense for first quarter 2024 increased $4.9 million, or 8.0 percent compared to first quarter 2023 due to increased costs associated with airport fees, landing fees, and other stations-related expense.

Depreciation and amortization expense. Depreciation and amortization expense for first quarter 2024 increased by 16.8 percent compared to first quarter 2023 due to a $2.1 million increase in heavy maintenance amortization, $6.0 million of depreciation expense related to the Sunseeker Resort, and other assets placed into service since first quarter 2023.

Maintenance and repairs expense. Maintenance and repairs expense for first quarter 2024 increased $3.8 million, or 14.5 percent, compared to first quarter 2023, as the result of a 2.5 percent increase in the average number of aircraft in service and a $3.7 million increase in non-capitalized repair costs.

Sales and marketing expense. Sales and marketing expense for first quarter 2024 increased by 13.0 percent compared to the same period in 2023, primarily due to increased costs associated with advertising campaigns for our co-brand credit card and for Sunseeker.

Other operating expense. Other operating expense increased $16.8 million or 54.9 percent in first quarter 2024 compared to first quarter 2023. The increase is primarily attributable to $13.1 million in Sunseeker Resort operating expenses consisting of $3.6 million cost of sales, $2.1 million insurance, $0.9 million property taxes, and other general and administrative expenses. Incremental increases in crew travel, training, and outside labor expense also contributed to the increase in other operating expense.

Special charges. During first quarter 2024, we recorded $13.1 million of special charges including $14.9 million of accelerated depreciation from the early retirement of 21 airframes from 2023 through 2025 pursuant to a revised fleet plan, which was offset by net insurance recoveries related to Sunseeker Resort hurricane damages.

Interest Expense and Income

Interest expense, net for the quarter ended March 31, 2024 decreased by $3.7 million, or 18.0 percent over first quarter 2023. The decrease is primarily attributable to a $6.0 million increase in capitalized interest (which consists of a $9.3 million increase in capitalized interest related to Boeing PDP deposits offset by a $3.3 million decrease in capitalized interest related to the Sunseeker Resort) and a $2.1 million increase in interest income due to higher yields on investments in debt securities. These amounts were offset by an increase of $4.4 million in interest expense due to a year-over-year increase of $142.9 million of debt outstanding.

Income Tax Expense

We recorded a $0.4 million income tax benefit at an effective tax rate of 31.3 percent and an $18.3 million provision for income tax at a 24.5 percent effective tax rate for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, permanent tax differences, and discrete items. During the quarter, we recognized a $0.2 million income tax benefit for discrete items which were related to share based compensation and to an immaterial adjustment to a prior year uncertain tax benefit.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended March 31,			Percent Change (1)
	2024	2023		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,104,860	4,148,453		(1.1)%
Available seat miles (ASMs) (thousands)	4,771,971	4,677,622		2.0
Airline operating expense per ASM (CASM) (cents)	12.75 ¢	11.80	¢	8.1
Fuel expense per ASM (cents)	3.56 ¢	4.05	¢	(12.1)
Airline special charges per ASM (cents)	0.31 ¢	—	¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.87 ¢	7.75	¢	14.5
Departures	29,225	29,145		0.3
Block hours	72,632	71,790		1.2
Average stage length (miles)	919	908		1.2
Average number of operating aircraft during period	125.8	122.7		2.5
Average block hours per aircraft per day	6.3	6.5		(3.1)
Full-time equivalent employees at end of period	5,951	5,318		11.9
Fuel gallons consumed (thousands)	56,224	55,434		1.4
ASMs per gallon of fuel	84.9	84.4		0.6
Average fuel cost per gallon	$3.03	$3.42		(11.4)

Scheduled service statistics:
Passengers	4,069,519	4,122,196		(1.3)
Revenue passenger miles (RPMs) (thousands)	3,883,810	3,925,362		(1.1)
Available seat miles (ASMs) (thousands)	4,636,922	4,573,766		1.4
Load factor	83.8%	85.8%		(2.0)
Departures	28,177	28,273		(0.3)
Block hours	70,365	70,009		0.5
Average seats per departure	177.5	176.0		0.9
Yield (cents) (2)	7.86 ¢	8.29	¢	(5.2)
Total passenger revenue per ASM (TRASM) (cents)(3)	13.23 ¢	13.89	¢	(4.8)
Average fare - scheduled service(4)	$74.98	$78.93		(5.0)
Average fare - air-related charges(4)	$67.52	$68.87		(2.0)
Average fare - third party products	$8.21	$6.32		29.9
Average fare - total	$150.71	$154.12		(2.2)
Average stage length (miles)	926	915		1.2
Fuel gallons consumed (thousands)	54,566	54,145		0.8
Average fuel cost per gallon	$3.01	$3.42		(12.0)
Percent of sales through website during period	96.5%	95.6%		0.9
Other data:
Rental car days sold	357,944	354,426		1.0
Hotel room nights sold	61,294	68,939		(11.1)
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
NM Not Meaningful

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased slightly to $853.7 million at March 31, 2024, from $870.7 million at December 31, 2023. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet renewal. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments.

We believe we have more than adequate liquidity resources through our cash balances, operating cash flows, availability under revolving credit facilities, PDP facilities, and borrowings to meet our future contractual obligations. We have also entered into several financing commitments that will fund upon delivery of our new Boeing aircraft. We will continue to consider raising funds through debt financing as needed to fund capital expenditures.

Our current share repurchase authority is $75.7 million. We have not repurchased shares on the open market since December 2023.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased slightly from $2.28 billion as of December 31, 2023 to $2.27 billion as of March 31, 2024. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of March 31, 2024 was $1.40 billion, an increase of $6.1 million from December 31, 2023.

During the three months ended March 31, 2024, we entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft deliveries. These commitments, along with commitments existing prior to first quarter 2024, are expected to refinance on a long term basis $121.0 million of our PDP loan balances which are presently classified as current maturities of long term debt. No draws have been made on these financing commitments to date as they will be funded when the aircraft to be pledged are delivered to us.

As of March 31, 2024, approximately 80.5 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2024, our operating activities provided $167.8 million of cash compared to $215.4 million during the same period 2023. This change is primarily attributable to a $57.1 million decrease in net income compared to first quarter 2023.

Investing Activities. Cash used for investing activities was $93.6 million during the three months ended March 31, 2024 compared to $114.2 million during the same period in 2023. The change is primarily attributable to a $33.9 million increase of proceeds from maturities of investment securities, net of purchases, offset by $10.8 million lower Sunseeker insurance proceeds during the quarter (included in the other investing activities line item) and a $3.5 million increase in purchase of property and equipment, including aircraft PDPs.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2024 was $23.5 million, compared to $11.9 million of cash used in the same period in 2023. The change was primarily driven by a $40.8 million decrease in proceeds from issuance of debt, offset by a $20.0 million decrease in principal repayments on long term debt and finance lease obligations and a $6.9 million decrease in other financing activities primarily related to the disbursement of funds related to the Sunseeker construction loan. We also paid $11.0 million in cash dividends during the quarter, compared to $12.3 million cash used for repurchases of common stock in the same period of 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, the number of possible future markets that may be served, the implementation of a joint alliance with VivaAerobus, the operations of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of Boeing on its aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing and other third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of management changes and the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully operate Sunseeker Resort at Charlotte Harbor, increases in maintenance costs and the availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2024. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2023 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2024 represented 26.5 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2024, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $17.1 million. We do not hedge fuel price risk.

Interest Rates

As of March 31, 2024, we had $441.6 million of variable-rate debt, including current maturities, and without reduction for $4.0 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $1.1 million for the three months ended March 31, 2024.

Item 4. Controls and Procedures

As of March 31, 2024, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sunseeker Resort opened on December 15, 2023, and first quarter 2024 was the Resort’s first full quarter of operations. Management has implemented internal controls over financial reporting related to Resort activities and continues to evaluate those controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Commission on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during first quarter 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
January	1,148	$79.91	None
February	32	$75.74	None
March	688	$72.40	None
Total	1,868	$77.07	—	$75,697

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on January 30, 2024. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on February 5, 2024).
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 9, 2024	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer