Form 10-Q
period 2024-06-30
Allegiant Travel CO
filed 2024-08-06
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or
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

As of July 26, 2024, the registrant had 18,296,800 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$215,799	$143,259
Restricted cash	16,338	16,325
Short-term investments	576,115	671,414
Accounts receivable	76,475	70,743
Expendable parts, supplies and fuel, net	35,347	36,335
Prepaid expenses and other current assets	60,381	63,054
TOTAL CURRENT ASSETS	980,455	1,001,130
Property and equipment, net	3,493,396	3,447,111
Long-term investments	59,154	56,004
Deferred major maintenance, net	174,732	165,767
Operating lease right-of-use assets, net	91,971	100,707
Deposits and other assets	103,904	98,691
TOTAL ASSETS:	$4,903,612	$4,869,410
CURRENT LIABILITIES
Accounts payable	71,937	54,484
Accrued liabilities	311,419	305,078
Current operating lease liabilities	22,225	20,873
Air traffic liability	389,956	353,488
Current loyalty program liability	40,837	38,447
Current maturities of long-term debt and finance lease obligations, net of related costs	485,641	439,937
TOTAL CURRENT LIABILITIES	1,322,015	1,212,307
Long-term debt and finance lease obligations, net of current maturities and related costs	1,733,248	1,819,717
Deferred income taxes	387,974	384,602
Noncurrent operating lease liabilities	71,852	82,410
Noncurrent loyalty program liability	33,574	32,366
Other noncurrent liabilities	21,914	9,448
TOTAL LIABILITIES:	$3,570,577	$3,540,850
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(680,041)	(681,932)
Additional paid in capital	754,255	741,055
Accumulated other comprehensive income, net	2,529	3,991
Retained earnings	1,256,266	1,265,420
TOTAL EQUITY:	1,333,035	$1,328,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,903,612	$4,869,410

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Passenger	$594,499	$642,747	$1,174,434	$1,252,023
Third party products	37,102	28,904	70,501	54,942
Fixed fee contracts	17,699	11,741	36,560	25,858
Resort and other	16,983	418	41,193	674
Total operating revenues	666,283	683,810	1,322,688	1,333,497
OPERATING EXPENSES:
Salaries and benefits	209,942	177,170	423,269	336,793
Aircraft fuel	170,060	162,611	340,147	352,157
Station operations	69,798	66,715	136,266	128,234
Depreciation and amortization	65,361	53,933	129,205	108,613
Maintenance and repairs	30,730	33,634	61,008	60,076
Sales and marketing	27,498	29,868	58,398	56,796
Aircraft lease rentals	5,749	5,975	11,734	13,067
Other	34,134	31,683	81,105	62,328
Special charges, net of recoveries	18,114	(11,208)	31,212	(12,820)
Total operating expenses	631,386	550,381	1,272,344	1,105,244
OPERATING INCOME	34,897	133,429	50,344	228,253
OTHER (INCOME) EXPENSES:
Interest income	(11,130)	(11,845)	(23,371)	(21,974)
Interest expense	39,544	37,765	79,704	73,473
Capitalized interest	(11,609)	(8,881)	(22,794)	(14,061)
Other, net	67	45	117	52
Total other expenses	16,872	17,084	33,656	37,490
INCOME BEFORE INCOME TAXES	18,025	116,345	16,688	190,763
INCOME TAX PROVISION	4,326	27,876	3,908	46,145
NET INCOME	$13,699	$88,469	$12,780	$144,618
Earnings per share to common shareholders:
Basic	$0.75	$4.80	$0.69	$7.85
Diluted	$0.75	$4.80	$0.68	$7.84
Shares used for computation:
Basic	17,828	17,677	17,746	17,840
Diluted	17,869	17,683	17,836	17,861

Cash dividends declared per share:	$0.60	$—	$1.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$13,699	$88,469	$12,780	$144,618
Other comprehensive income:
Change in available for sale securities, net of tax	(254)	(603)	(1,462)	1,383
TOTAL COMPREHENSIVE INCOME	$13,445	$87,866	$11,318	$146,001

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2024	18,282	$26	$747,873	$2,783	$1,253,549	$(682,075)	$1,322,156
Share-based compensation	(10)	—	6,382	—	—	—	6,382
Shares repurchased by the Company and held as treasury shares	(44)	—	—	—	—	(2,880)	(2,880)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $0.60 per share	—	—	—	—	(10,982)	—	(10,982)
Other comprehensive loss	—	—	—	(254)	—	—	(254)
Net income	—	—	—	—	13,699	—	13,699
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035

	Six Months Ended June 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	5	—	13,200	—	—	—	13,200
Shares repurchased by the Company and held as treasury shares	(46)	—	—	—	—	(3,023)	(3,023)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $1.20 per share	—	—	—	—	(21,934)	—	(21,934)
Other comprehensive loss	—	—	—	(1,462)	—	—	(1,462)
Net income	—	—	—	—	12,780	—	12,780
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035

	Three Months Ended June 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2023	17,998	$25	$714,506	$3,242	$1,226,117	$(672,493)	$1,271,397
Share-based compensation	443	1	13,028	—	—	—	13,029
Shares repurchased by the Company and held as treasury shares	(32)	—	—	—	—	(2,963)	(2,963)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Other comprehensive loss	—	—	—	(603)	—	—	(603)
Net income	—	—	—	—	88,469	—	88,469
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561

	Six Months Ended June 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	438	1	18,063	—	—	—	18,064
Shares repurchased by the Company and held as treasury shares	(157)	—	—	—	—	(15,433)	(15,433)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Other comprehensive income	—	—	—	1,382	—	—	1,382
Net income	—	—	—	—	144,618	—	144,618
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$12,780	$144,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,205	108,613
Special charges, net of recoveries	20,093	(13,153)
Other adjustments	606	35,991
Changes in certain assets and liabilities:
Air traffic liability	36,468	31,672
Other - net	37,585	38,871
Net cash provided by operating activities	236,737	346,612
Cash flows from investing activities:
Purchase of investment securities	(351,939)	(596,669)
Proceeds from maturities of investment securities	451,573	503,069
Aircraft pre-delivery deposits	(35,053)	(157,355)
Purchase of property and equipment	(193,764)	(282,920)
Other investing activities	19,431	16,066
Net cash used in investing activities	(109,752)	(517,809)
Cash flows from financing activities:
Cash dividends paid to shareholders	(21,934)	—
Proceeds from the issuance of debt and finance lease obligations	18,755	208,163
Repurchase of common stock	(3,023)	(15,434)
Principal payments on debt and finance lease obligations	(63,223)	(149,369)
Debt issuance costs	—	(1,422)
Sunseeker construction financing disbursements	10,079	48,200
Other financing activities	4,914	4,233
Net cash provided by/(used in) financing activities	(54,432)	94,371
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	72,553	(76,826)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	159,584	245,446
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$232,137	$168,620

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$53,807	$68,347
Income tax payments	155	623
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$1,379	$8,320
Purchases of property and equipment in accrued liabilities	22,116	61,922

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

Note 2 — Special Charges

Sunseeker Resort

As a result of Hurricane Ian's direct hit on the southwest coast of Florida on September 28, 2022, the construction site of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged. There was a subsequent weather-related event and a fire that caused additional damage in fourth quarter 2022. In addition, during third quarter 2023, the Sunseeker Resort construction site sustained additional damages related to Hurricane Idalia. The Company recorded estimated losses in 2022 and 2023 based on its assessment of these damages and the anticipated future restoration cost. The estimated losses were recorded to special charges and are offset by insurance recoveries in the period they are approved. To date, the Company has recorded $78.3 million in losses and $54.5 million in insurance recoveries. The Company has submitted additional insurance claims that remain outstanding at the date of this report.

Airline

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were retired in 2023 and two airframes were retired in first quarter 2024. The remaining airframes are to be retired between August 2024 and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge.

In April 2024, the Company and the Transport Workers Union of America, representing the Company's flight attendants, ratified a new five-year collective bargaining agreement. The ratification bonus related to this new collective bargaining agreement, paid in May 2024, is included within special charges.

Special Charges

The table below summarizes special charges recorded during the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Sunseeker weather and related events, net of insurance recoveries	(1,958)	(11,208)	(3,775)	(12,834)
Accelerated depreciation on airframes identified for early retirement	9,251	—	24,166	14
Flight attendant ratification bonus(1)	10,821	—	10,821	—
Total special charges	$18,114	$(11,208)	$31,212	$(12,820)
(1)Includes $0.8 million of payroll tax expense.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Scheduled service	$272,715	$319,338	$562,594	$631,065
Ancillary air-related charges	307,390	309,735	582,183	593,637
Loyalty redemptions	14,394	13,674	29,657	27,321
Total passenger revenue	$594,499	$642,747	$1,174,434	$1,252,023

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when the underlying service is provided. As of June 30, 2024, the air traffic liability balance was $390.0 million, of which approximately $341.6 million was related to forward bookings, with the remaining $48.4 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $353.5 million that was recorded in the air traffic liability balance as of December 31, 2023, approximately 86.1 percent was recognized into passenger revenue during the six months ended June 30, 2024.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Resort Revenue

The Company's resort revenues for the three and six months ended June 30, 2024 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Food and beverage	$7,643	$—	$18,415	$—
Rooms	6,653	—	16,610	—
Other	2,515	—	5,673	—
Total resort revenue	$16,811	$—	$40,698	$—

Revenue from banquets, golf, retail and spa services are included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material as of June 30, 2024 or December 31, 2023.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract, the Company has a performance obligation to provide point holders with future travel award redemptions at the airline and resort. Therefore, consideration received related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue or resort revenue when the points are redeemed and the underlying service is provided. Similarly, in relation to the Allways Rewards loyalty program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger or resort revenue when the points are redeemed and the underlying service is provided.

The following table presents the activity of the point liability for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Points balance at January 1	$70,813	$56,500
Points awarded (deferral of revenue)	33,272	35,666
Points redeemed (recognition of revenue)	(29,674)	(27,321)
Points balance at June 30	$74,411	$64,845

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Airline
Flight equipment	$3,427,334	$3,346,216
Computer hardware and software	306,424	274,927
Land and buildings/leasehold improvements	64,490	63,863
Other property and equipment	112,889	109,727
Sunseeker Resort
Land and buildings/leasehold improvements	573,102	559,112
Other property and equipment	62,185	58,132
Total property and equipment	4,546,424	4,411,977
Less accumulated depreciation and amortization	(1,053,028)	(964,866)
Property and equipment, net	$3,493,396	$3,447,111

As of June 30, 2024, the Company had firm commitments to purchase 50 aircraft which are expected to begin delivering in 2024.

Accrued capital expenditures as of June 30, 2024 and December 31, 2023 were $22.1 million and $71.7 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Fixed-rate debt and finance lease obligations due through 2032	$1,787,240	$1,834,754
Variable-rate debt due through 2036	431,649	424,900
Total long-term debt and finance lease obligations, net of related costs	2,218,889	2,259,654
Less current maturities, net of related costs	485,641	439,937
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,733,248	$1,819,717

Weighted average fixed-interest rate on debt	6.3%	6.3%
Weighted average variable-interest rate on debt	7.9%	7.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			June 30, 2024			June 30, 2024	December 31, 2023
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2024	-	2029	2.92%	-	5.19%	122,836	130,650
Revolving credit facilities	2024	-	2027	7.93%			200,000	200,000
Debt secured by aircraft, engines, other equipment and real estate	2025	-	2036	1.87%	-	8.25%	572,114	596,271
Finance leases	2028	-	2032	4.44%	-	7.01%	442,752	455,248
Sunseeker construction loan	2028			5.75%			350,000	350,000
Total debt							$2,237,702	$2,282,169
Related costs							(18,813)	(22,515)
Total debt net of related costs							$2,218,889	$2,259,654

Maturities of long term debt as of June 30, 2024, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of June 30, 2024
Remaining in 2024	$267,196
2025	312,629
2026	176,155
2027	709,358
2028	328,573
2029	142,535
Thereafter	282,443
Total debt and finance lease obligations, net of related costs	$2,218,889

Debt Secured by Aircraft

During the six months ended June 30, 2024, the Company received $18.8 million in advances on a pre-delivery payment (PDP) credit facility secured by certain of the Company's Boeing aircraft purchase rights. The notes under the facility bear interest at a floating interest rate based on SOFR and mature on June 30, 2025 or upon delivery of the applicable aircraft.

Other Secured Debt

In March 2024, the Company entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft upon delivery. The loans will bear interest at a variable rate based on 3-month SOFR and are payable in quarterly installments for a term of 12 years. No draws have been made on these financing commitments to date.

Note 6 — Income Taxes

The Company recorded a $4.3 million income tax expense at a 24.0 percent effective tax rate and a $27.9 million income tax expense at a 24.0 percent effective tax rate for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, permanent tax differences, and discrete items, none of which are individually significant.

The Company recorded a $3.9 million income tax expense at an effective tax rate of 23.4 percent and a $46.1 million income tax expense at a 24.2 percent effective tax rate for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences, none of which are individually significant. During the six months ended June 30, 2024, the Company recognized a $0.6 million income tax expense for discrete items.

While the Company expects its effective tax rate to be fairly consistent in the near term, it will vary depending on recurring items such as the amount of income earned in each state and the state tax rate applicable to such income. Discrete items during interim periods may also affect the Company's tax rates.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2024.

Financial instruments measured at fair value on a recurring basis:

	As of June 30, 2024			As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$57,771	$—	$57,771	$19,575	$—	$19,575
Money market funds	53,985	53,985	—	33,613	33,613	—
Municipal debt securities	24,760	—	24,760	7,848	—	7,848
US Treasury bonds	7,970	—	7,970	2,000	—	2,000
Federal agency debt securities	7,131	—	7,131	8,201	—	8,201
Total cash equivalents	151,617	53,985	97,632	71,237	33,613	37,624
Short-term
Corporate debt securities	260,168	—	260,168	210,982	—	210,982
Commercial paper	183,569	—	183,569	237,870	—	237,870
Federal agency debt securities	103,562	—	103,562	194,522	—	194,522
Municipal debt securities	21,624	—	21,624	13,914	—	13,914
Certificates of deposit	7,105	—	7,105	—	—	—
US Treasury Bonds	87	—	87	14,126	—	14,126
Total short-term	576,115	—	576,115	671,414	—	671,414
Long-term
Corporate debt securities	54,163	—	54,163	43,869	—	43,869
Federal agency debt securities	4,991	—	4,991	12,135	—	12,135
Total long-term	59,154	—	59,154	56,004	—	56,004
Total financial instruments	$786,886	$53,985	$732,901	$798,655	$33,613	$765,042

None of the Company's debt is publicly held and as a result, the Company has determined the estimated fair value of these notes as Level 3 liabilities. Certain inputs used to determine fair value are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

The carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of June 30, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Fair Value of Notes Payable	$1,794,950	$1,713,681	$1,826,921	$1,815,351	3

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Net income	$13,699	$88,469	$12,780	$144,618
Less income allocated to participating securities	(333)	(3,660)	(618)	(4,663)
Net income attributable to common stock	$13,366	$84,809	$12,162	$139,955
Earnings per share, basic	$0.75	$4.80	$0.69	$7.85
Weighted-average shares outstanding	17,828	17,677	17,746	17,840
Diluted:
Net income	$13,699	$88,469	$12,780	$144,618
Less income allocated to participating securities	(333)	(3,659)	(618)	(4,657)
Net income attributable to common stock	$13,366	$84,810	$12,162	$139,961
Earnings per share, diluted	$0.75	$4.80	$0.68	$7.84
Weighted-average shares outstanding	17,828	17,677	17,746	17,840
Dilutive effect of restricted stock	78	211	195	168
Adjusted weighted-average shares outstanding under treasury stock method	17,906	17,888	17,941	18,008
Participating securities excluded under two-class method	(37)	(205)	(105)	(147)
Adjusted weighted-average shares outstanding under two-class method	17,869	17,683	17,836	17,861

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

Selected information for the Company's segments and the reconciliation to the consolidated financial statement amounts are as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Airline	Sunseeker	Consolidated	Airline	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$594,499	$—	$594,499	$642,747	$—	$642,747
Third party products	37,102	—	37,102	28,904	—	28,904
Fixed fee contracts	17,699	—	17,699	11,741	—	11,741
Resort and other	172	16,811	16,983	418	—	418
Total operating revenues	649,472	16,811	666,283	683,810	—	683,810
OPERATING EXPENSES:
Salaries and benefits	197,417	12,525	209,942	174,967	2,203	177,170
Aircraft fuel	170,060	—	170,060	162,611	—	162,611
Station operations	69,798	—	69,798	66,715	—	66,715
Depreciation and amortization	59,345	6,016	65,361	53,843	90	53,933
Maintenance and repairs	30,730	—	30,730	33,634	—	33,634
Sales and marketing	25,918	1,580	27,498	29,518	350	29,868
Aircraft lease rentals	5,749	—	5,749	5,975	—	5,975
Other	23,426	10,708	34,134	29,039	2,644	31,683
Special charges, net of recoveries	20,073	(1,959)	18,114	—	(11,208)	(11,208)
Total operating expenses	602,516	28,870	631,386	556,302	(5,921)	550,381
OPERATING INCOME (LOSS)	46,956	(12,059)	34,897	127,508	5,921	133,429

Interest income	(11,130)	—	(11,130)	(11,845)	—	(11,845)
Interest expense	34,121	5,423	39,544	32,339	5,426	37,765
Capitalized interest	(11,609)	—	(11,609)	(3,409)	(5,472)	(8,881)
Capital expenditures	39,044	4,039	43,083	176,023	97,019	273,042

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Airline	Sunseeker	Consolidated	Airline	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$1,174,434	$—	$1,174,434	$1,252,023	$—	$1,252,023
Third party products	70,501	—	70,501	54,942	—	54,942
Fixed fee contracts	36,560	—	36,560	25,858	—	25,858
Resort and other	495	40,698	41,193	674	—	674
Total operating revenues	1,281,990	40,698	1,322,688	1,333,497	—	1,333,497
OPERATING EXPENSES:
Salaries and benefits	396,926	26,343	423,269	332,488	4,305	336,793
Aircraft fuel	340,147	—	340,147	352,157	—	352,157
Station operations	136,266	—	136,266	128,234	—	128,234
Depreciation and amortization	117,212	11,993	129,205	108,465	148	108,613
Maintenance and repairs	61,008	—	61,008	60,076	—	60,076
Sales and marketing	54,796	3,602	58,398	56,158	638	56,796
Aircraft lease rentals	11,734	—	11,734	13,067	—	13,067
Other	57,742	23,363	81,105	57,752	4,576	62,328
Special charges, net of recoveries	34,987	(3,775)	31,212	14	(12,834)	(12,820)
Total operating expenses	1,210,818	61,526	1,272,344	1,108,411	(3,167)	1,105,244
OPERATING INCOME (LOSS)	71,172	(20,828)	50,344	225,086	3,167	228,253

Interest income	(23,371)	—	(23,371)	(21,974)	—	(21,974)
Interest expense	68,858	10,846	79,704	62,682	10,791	73,473
Capitalized interest	(22,468)	(326)	(22,794)	(4,919)	(9,142)	(14,061)
Capital expenditures	161,219	18,043	179,262	268,627	182,639	451,266

Total assets were as follows as of the dates indicated:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Airline	$4,250,797	$4,213,288
Sunseeker Resort	652,815	656,122
Consolidated	$4,903,612	$4,869,410

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2024 and 2023. Also discussed is our financial position as of June 30, 2024 and December 31, 2023. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2024 Review

Second quarter 2024 highlights include:

•Operating income of $34.9 million, yielding an operating margin of 5.2 percent
•Total operating revenue of $666.3 million, down 2.6 percent from second quarter 2023
•Total fixed fee contracts revenue of $17.7 million, up 50.7 percent over second quarter 2023
•Total average ancillary fare of $75.34, up 5.0 percent over second quarter 2023 driven by strength in seats, bags, and cobrand credit card revenue
•Our flight attendants ratified a new five-year contract negotiated with the Transportation Workers Union
•Airline special charges of $20.1 million including a ratification bonus of $10.8 million (including related payroll tax expense) paid to flight attendants and accelerated depreciation due to early aircraft retirement plan of $9.3 million
•Controllable completion factor of 99.7 percent
•$36.1 million in total cobrand credit card remuneration received from Bank of America, up 24.6 percent from second quarter 2023
•As of June 30, 2024, we had 525 thousand total Allegiant Allways Rewards Visa cardholders
•Enrolled 552 thousand new Allways Rewards members during the second quarter 2024
•Airline-only operating CASM excluding fuel and special charges of 8.23 cents, up 5.6 percent over second quarter 2023
•Named best low-cost carrier in North America by Skytrax, the international air transport rating organization
•In July 2024, we announced eight new routes which will bring the number of total routes served to 558

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2024	December 31, 2023
A320(1)(2)	92	92
A319(3)	34	34
Total	126	126
(1)December 31, 2023 figure does not include one aircraft of which we had taken delivery, but was not in service as of that date.
(2)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of June 30, 2024, and December 31, 2023.
(3)Includes four aircraft under operating lease as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, we are a party to forward purchase agreements for 50 aircraft with four deliveries currently expected in 2024, and the remaining 46 aircraft are expected to be delivered in 2025 and later years. The timing of these deliveries is based on management's best estimates at the current time and differs from the contract in place. The delivery schedule has been and will continue to be impacted by delay notices from Boeing and continuing regulatory reviews of Boeing.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we reevaluated our fleet plan and identified 21 aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. Two airframes were retired in 2023 and two airframes were retired in first quarter 2024. The remaining airframes are to be retired between August 2024 and December 2026. The timing of the retirements has been coordinated with the revised delivery schedule for the 737 MAX aircraft to provide us with opportunities for fleet renewal and replacement. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge of $9.3 million during second quarter 2024. We plan to retain the engines associated with these airframes in our spare engine pool and use the substantial remaining life on these engines to offset future overhaul costs.

NETWORK

As of June 30, 2024, we were selling 550 routes versus 555 as of the same date in 2023. Growth of our network has been impacted by challenges created by delayed aircraft deliveries, the uncertainty of our pilot staffing levels and other factors. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 77 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 90 and 34, respectively, as of June 30, 2024.

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

The cost per gallon of fuel began to increase significantly in 2021, and the increases were exacerbated by the geopolitical impact of the war in Ukraine. The average fuel cost per gallon increased 5.2 percent in second quarter 2024 compared to the same period in 2023 and remained 40.1 percent higher than in second quarter 2021. We expect high fuel costs to continue impacting our total costs and operating results.

Boeing Agreement

We have signed an agreement and amendments with The Boeing Company to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the Federal Aviation Administration (FAA) has indicated aircraft production rates will be capped until they are satisfied with Boeing's quality practices. These factors and other delays in Boeing obtaining needed regulatory approvals could delay deliveries to us even further than management's current expectations. Although the contract provides for more deliveries, we do not expect more than four aircraft to be delivered in 2024. Continuing delays in aircraft deliveries will impact our ability to schedule additional growth into 2025.

Capacity Growth

Capacity growth may also be impacted by aircraft in heavy maintenance, uncertainty as to pilot staffing levels and airport construction disruption. We believe these issues are not unique to Allegiant.

Increasing Utilization

We are in the midst of an effort to increase aircraft utilization back to 2019 levels by adding service to our schedule in our most profitable peak periods. By way of example, our aircraft utilization rate was 9.7 hours per aircraft in June 2019 and even with an approximate one-half hour increase over June 2023, utilization was only 7.8 hours per aircraft in June 2024. We currently expect to achieve this goal during 2025, but this effort is subject to various risks, some of which may not be under our control.

New Reservation System

During 2023, we converted to the Navitaire reservation system to replace our legacy home-grown system. While we expect incremental passenger revenue once this system is fully implemented, we suffered some per passenger air ancillary revenue degradation (in the area of bundled ancillary products in particular) as certain functionality was unavailable during the transition. We are devoting resources to the transition issues and currently expect to regain the lost per passenger revenue and achieve some of the incremental per passenger revenue in 2025.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable. We and the International Brotherhood of Teamsters ("IBT”) jointly requested the mediation services of the National Mediation Board ("NMB") in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing with new union negotiators and leadership, with negotiation sessions currently scheduled through October 2024.

Separately from the ongoing collective bargaining agreement negotiations, to address retention and pilot pay issues and increase pilot staffing levels, effective in May 2023, we began recognizing a retention bonus for pilots who continue employment with us until a new labor agreement is approved. The amount being accrued is 35 percent of current hourly pay rates, except for our first year first officers for whom the percentage is 82 percent, in each case, calculated at a minimum of 85 pay credit hours per month. The IBT concurred with this approach. Our implementation of the retention bonus successfully allowed us to effectively increase pay rates for our pilot team members (by way of the accrual of the retention bonus), add pilots through hiring and significantly slow attrition.

For the three months ended June 30, 2024, we recorded estimated pilot retention bonus accruals of $23.7 million bringing the total accrual to $100.6 million at period end, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us upon ratification of a new collective bargaining agreement.

On April 15, 2024, our flight attendants ratified a new five-year agreement we negotiated with the Transportation Workers Union (TWU). The new contract provides for immediate wage increases, improved pay overrides, an increased 401(k) match, and a $10.0 million ratification bonus ($10.8 million including the related payroll tax expense), which was paid out in May 2024. The agreement provides us with increased flexibility in scheduling flight attendants during irregular operations, which should increase productivity and reduce operational disruptions.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. As with many new hotels or resorts, Sunseeker's booking and occupancy rates are lower than more established properties. Despite strong performance by our food and beverage offerings, we expect Sunseeker to incur losses in its first year of operations. Our customer reviews to date have been positive and we hope to build on that favorable customer sentiment to achieve better financial performance of the Resort in the future. We have engaged experienced hospitality advisors to identify areas for improvement in an effort to seek to maximize the value of this asset and explore strategic alternatives.

Establishment of ESG Goals

We have established ESG goals in the areas of environmental, social and governance. We will report on our progress toward meeting those goals within our annual sustainability reports.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus have submitted a joint application to the Department of Transportation (DOT) requesting approval of and antitrust immunity for the alliance. Although the DOT process has progressed substantially, their review of our application is currently suspended pending the outcome of diplomatic engagement on broader treaty issues and, as a result, the timing of commencement of this service is uncertain as it will depend on when or if the DOT will ultimately approve the grant of antitrust immunity.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2024 to three months ended June 30, 2023

Operating Revenue

Passenger revenue. Second quarter 2024 passenger revenue decreased by 7.5 percent compared to the same period in 2023 on a slight decrease in capacity. The decrease in passenger revenue was primarily driven by an 11.0 percent decrease in average scheduled service base fare, coupled with a 3.1 percent decrease in passengers flown, compared to second quarter 2023. The lower base fare is attributable to weaker demand in off-peak periods. Air ancillary revenue per passenger increased by 2.4 percent over second quarter 2023 partially offsetting decreases in base fare and the 3.1 percent decrease in passengers flown.

Third party products revenue. Third party products revenue for second quarter 2024 increased 28.4 percent compared to second quarter 2023. The increase from 2023 is primarily the result of a 41.7 percent increase in the marketing component of co-brand credit card revenues and $2.1 million of revenue from a new travel insurance product implemented during first quarter 2024.

Fixed fee contract revenue. Fixed fee contract revenue for second quarter 2024 increased 50.7 percent compared to the same period in 2023 on a 51.1 percent increase in fixed fee departures as the result of strong performance and growth in corporate and military charters and other sports flying.

Operating Expenses

We primarily evaluate our expense management by comparing our costs per available seat mile (ASM) across different periods, which enables us to assess trends in each expense category. The following table presents unit costs on a per ASM basis, or CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding special charges and Sunseeker operating costs also allows management and investors to better compare our airline unit costs with those of other airlines.

	Three Months Ended June 30,				Percent Change
Unitized costs (in cents)	2024		2023		YoY
Salaries and benefits*	4.19	¢	3.51	¢	19.4%
Aircraft fuel	3.39		3.22		5.3
Station operations	1.39		1.32		5.3
Depreciation and amortization*	1.30		1.07		21.5
Maintenance and repairs	0.61		0.67		(9.0)
Sales and marketing*	0.55		0.59		(6.8)
Aircraft lease rentals	0.11		0.12		(8.3)
Other*	0.69		0.61		13.1
Special charges, net of insurance recoveries*	0.36		(0.22)		NM
CASM	12.59	¢	10.89	¢	15.6
Operating CASM, excluding fuel but including Sunseeker Resort	9.20	¢	7.67	¢	19.9
Airline special charges CASM	0.40		—		NM
Sunseeker Resort CASM	0.58		(0.12)		NM
Airline operating CASM, excluding fuel, special charges and Sunseeker Resort activity	8.23	¢	7.79	¢	5.6
* These expense line items include Sunseeker Resort activity
NM Not Meaningful

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity ("CASM-ex"), increased by 5.6 percent to 8.23 ¢ for second quarter 2024 from 7.79 ¢ in second quarter 2023. The CASM-ex increase is primarily attributable to a 12.8 percent or $22.5 million increase in airline salaries and benefits expense in second quarter 2024 over second quarter 2023 (for the reasons described in the expense line item discussion below). This increase was on relatively flat capacity (a decrease of 0.8 percent) as we continue to manage capacity to meet demand while navigating other constraints to airline growth.

Salaries and benefits expense. Salaries and benefits expense increased $32.8 million, or 18.5 percent, in second quarter 2024 compared to second quarter 2023. Higher salaries and benefits expense was primarily driven by a 10.2 percent increase in airline full time equivalent employees (including a 25.5 percent increase in the number of pilots employed since June 30, 2023) and increased crew pay. Increased crew pay reflects the impact of a $23.7 million accrual for pilot retention bonuses during second quarter 2024 which exceeds the second quarter 2023 accrual by $11.9 million, and a new collective bargaining agreement with our flight attendants that includes wage increases effective April 2024. The accrued pilot retention bonus is payable after ratification of a new collective bargaining agreement with this work group. The grand opening of Sunseeker Resort in December 2023 further drove the increase by adding nearly 900 Resort team members and an increase of $10.3 million in salaries and benefits expense in second quarter 2024.

Aircraft fuel expense. Aircraft fuel expense increased $7.4 million, or 4.6 percent, for second quarter 2024 compared to second quarter 2023. This is primarily due to a 5.2 percent increase in average fuel cost per gallon, offset by a 0.6 percent decrease in fuel gallons consumed from a 0.8 percent decrease in total available seat miles.

Station operations expense. Station operations expense for second quarter 2024 increased $3.1 million, or 4.6 percent compared to second quarter 2023 primarily due to a $3.4 million increase in airport rent and landing fees on a relatively flat number of departures.

Depreciation and amortization expense. Depreciation and amortization expense for second quarter 2024 increased by $11.4 million or 21.2 percent compared to second quarter 2023. The increase is primarily related to $6.0 million of depreciation expense related to the Sunseeker Resort, a $2.5 million increase in heavy maintenance amortization, and an increase of $2.0 million in capitalized software depreciation related to new IT systems placed in service beginning in the second half of 2023.

Maintenance and repairs expense. Maintenance and repairs expense for second quarter 2024 decreased $2.9 million, or 8.6 percent, compared to second quarter 2023, due to stabilized staffing which resulted in decreased outsourced labor expenses coupled with a decrease in rotable repairs. On a per ASM basis, maintenance and repairs expense decreased 9.0 percent year over year.

Sales and marketing expense. Sales and marketing expense for second quarter 2024 decreased by $2.4 million or 7.9 percent compared to the same period in 2023. The change was primarily driven by a fee paid to transition our cobrand credit card to a new payment network during second quarter 2023 and by a 7.5 percent decline in passenger revenue year over year which drove a reduction in credit card processing fees.

Other operating expense. Other operating expense increased $2.5 million or 7.7 percent in second quarter 2024 compared to second quarter 2023. The increase was driven by an $8.1 million increase in Sunseeker Resort operating expenses consisting of $2.4 million cost of sales (primarily food and beverage cost), $2.2 million insurance, $0.7 million property taxes, and other general and administrative expenses, and incremental software licenses, training, and support related to new IT systems. These increases were offset in part by gains on the sale of property and equipment.

Special charges. During second quarter 2024, we recorded $18.1 million of special charges including $9.3 million of accelerated depreciation from the early retirement of 21 airframes through 2026 pursuant to a revised fleet plan and $10.8 million related to the ratification bonus on our new flight attendant collective bargaining agreement, which was offset by $2.0 million of net insurance recoveries related to Sunseeker Resort hurricane damages.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, for the quarter ended June 30, 2024 remained relatively flat over second quarter 2023. Interest expense for the quarter increased by $1.8 million over the prior year quarter primarily due to a $58.5 million increase in outstanding principal. The increase in interest expense was offset by a $2.7 million increase in capitalized interest driven by increased pre-delivery deposits on aircraft and a $0.7 million decrease in interest income.

Income Tax Expense

We recorded a $4.3 million income tax expense at an effective tax rate of 24.0 percent and a $27.9 million income tax expense at a 24.0 percent effective tax rate for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and permanent tax differences.

Comparison of six months ended June 30, 2024 to six months ended June 30, 2023

Operating Revenue

Passenger revenue. For the six months ended June 30, 2024, passenger revenue decreased $77.6 million or 6.2 percent compared with the same period in 2023 on relatively flat capacity. The decrease in passenger revenue was primarily driven by an 8.0 percent decrease in average scheduled service base fare coupled with a 2.3 percent decrease in passengers flown. The lower base fare is attributable to weaker demand in off-peak periods.

Third party products revenue. Third party products revenue for the six months ended June 30, 2024 increased $15.6 million or 28.3 percent over the same period in 2023. The increase from 2023 is primarily the result of a 38.4 percent increase in the marketing component of co-brand credit card revenues and $4.7 million of revenue from a new travel insurance product implemented during first quarter 2024.

Fixed fee contract revenue. Fixed fee contract revenue for the six months ended June 30, 2024 increased $10.7 million or 41.4 percent compared to the same period in 2023 on a 49.7 percent increase in fixed fee departures as a result of strong performance during March Madness and growth in corporate and military charters and other sports flying.

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

	Six Months Ended June 30,				Percent Change
Unitized costs (in cents)	2024		2023		YoY
Salaries and benefits*	4.33	¢	3.46	¢	25.1%
Aircraft fuel	3.48		3.62		(3.9)
Station operations	1.39		1.32		5.3
Depreciation and amortization*	1.32		1.12		17.9
Maintenance and repairs	0.62		0.62		—
Sales and marketing*	0.60		0.58		3.4
Aircraft lease rentals	0.12		0.13		(7.7)
Other*	0.83		0.64		29.7
Special charges, net of insurance recoveries*	0.32		(0.13)		NM
CASM	13.01	¢	11.36	¢	14.5
Operating CASM, excluding fuel but including Sunseeker Resort	9.53	¢	7.74	¢	23.1
Airline special charges CASM	0.36		—		NM
Sunseeker Resort CASM	0.63		(0.03)		NM
Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity	8.54	¢	7.77	¢	9.9
* These expense line items include Sunseeker Resort activity
NM Not Meaningful

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity, increased by 9.9 percent to 8.54 ¢ for the six months ended June 30, 2024 from 7.77 ¢ for the same period in 2023. The CASM-ex increase is primarily attributable to a 19.4 percent or $64.4 million increase in airline salaries and benefits expense (for the reasons described in the expense line item discussion below). This increase was on relatively flat capacity (an increase of 0.6 percent) as we continue to manage capacity to meet demand while navigating other constraints to airline growth.

Salaries and benefits expense. Salaries and benefits expense increased $86.5 million, or 25.7 percent, for the six months ended June 30, 2024 compared to the same period in 2023. Higher salaries and benefits expense was primarily driven by a 10.2 percent increase in airline full-time equivalent employees (including a 25.5 percent increase in the number of pilots employed since June 30, 2023) and increased crew pay. Increased crew pay includes the impact of a $46.0 million accrual for pilot retention bonuses during the six months ended June 30, 2024, of which $34.2 million is incremental to what was accrued in the same period in 2023, and a new collective bargaining agreement with our flight attendants that includes wage increases effective April 2024. The accrued pilot retention bonus is payable after completion of a new collective bargaining agreement with this work group. The grand opening of Sunseeker Resort in December 2023 further drove the increase by adding nearly 900 Resort team members and an increase of $22.0 million in salaries and benefits expense during the six month period.

Aircraft fuel expense. Aircraft fuel expense decreased $12.0 million, or 3.4 percent, for the six months ended June 30, 2024 compared to the same period in 2023. This is primarily driven by a 3.9 percent decrease in average fuel cost per gallon. The decrease in fuel cost was partially offset by a 0.4 percent increase in fuel gallons consumed on a 0.6 percent increase in total available seat miles.

Station operations expense. Station operations expense for the six months ended June 30, 2024 increased $8.0 million or 6.3 percent primarily driven by a $6.3 million increase in airport rent and landing fees on a relatively flat number of departures.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2024 increased $20.6 million or 19.0 percent as compared to the same period in 2023 due to $11.8 million of incremental depreciation related to the Sunseeker Resort, an increase of $4.6 million in deferred heavy maintenance amortization, and an increase of $2.1 million in capitalized software depreciation related to new IT systems placed in service beginning in the second half of 2023.

Maintenance and repairs expense. Maintenance and repairs expense for the six months ended June 30, 2024 increased $0.9 million or 1.6 percent in line with the 1.5 percent increase in average aircraft in service during the period. On a per ASM basis, maintenance and repairs remained flat year over year.

Sales and marketing expense. Sales and marketing expense for the six months ended June 30, 2024 increased $1.6 million or 2.8 percent compared to the same period in 2023, primarily driven by a year over year increase of $3.0 million in advertising and marketing for the Sunseeker Resort. These increases were offset in part by a reduction in credit card processing fees as a result of a 6.2 percent decrease in passenger revenue year-over-year and a fee paid to transition our co-brand credit card to a new payment network incurred during the 2023 period.

Other operating expense. Other expense for the six months ended June 30, 2024 increased by $18.8 million, or 30.1 percent year-over-year primarily due to an increase of $18.8 million related to Sunseeker Resort operations, which includes $6.0 million cost of sales (primarily food and beverage cost), $4.3 million of insurance expense, $1.6 million in property taxes, and other general and administrative expenses. The airline segment also saw increases in software licenses, training, and support related to our new IT systems, which were offset in part by gains on the sale of property and equipment.

Special charges. During the six months ended June 30, 2024, we recorded $31.2 million of special charges including $24.2 million of accelerated depreciation from the early retirement of 21 airframes through 2026 pursuant to a revised fleet plan and $10.8 million related to the ratification bonus on our new flight attendant collective bargaining agreement, which was offset by net insurance recoveries related to Sunseeker Resort hurricane damages of $3.8 million.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, for the six months ended June 30, 2024 decreased by $3.9 million, or 10.4 percent when compared to the same period in 2023. The decrease is primarily attributable to an $8.7 million increase in capitalized interest driven by increased pre-delivery deposits on aircraft and a $1.4 million increase in interest income, which were offset by a $6.2 million increase in interest expense on a year-over year increase of $58.5 million of debt outstanding and a 0.7 percentage point increase in weighted average variable interest rates.

Income Tax Expense

We recorded a $3.9 million income tax expense at an effective rate of 23.4 percent compared to a $46.1 million tax expense at a 24.2 percent effective tax rate for the six months ended June 30, 2024 and 2023, respectively. The 23.4 percent effective tax rate for the six months ended June 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2024	2023		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,621,848	4,755,981		(2.8)%
Available seat miles (ASMs) (thousands)	5,013,209	5,053,547		(0.8)
Airline operating expense per ASM (CASM) (cents)	12.02 ¢	11.01	¢	9.2
Fuel expense per ASM (cents)	3.39 ¢	3.22	¢	5.3
Airline special charges per ASM (cents)	0.40 ¢	—	¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.23 ¢	7.79	¢	5.6
Departures	32,252	32,396		(0.4)
Block hours	75,759	76,615		(1.1)
Average stage length (miles)	883	884		(0.1)
Average number of operating aircraft during period	125.3	124.6		0.6
Average block hours per aircraft per day	6.6	6.8		(2.9)
Full-time equivalent employees at end of period	5,993	5,436		10.2
Fuel gallons consumed (thousands)	60,142	60,516		(0.6)
ASMs per gallon of fuel	83.4	83.5		(0.1)
Average fuel cost per gallon	$2.83	$2.69		5.2

Scheduled service statistics:
Passengers	4,572,769	4,719,623		(3.1)
Revenue passenger miles (RPMs) (thousands)	4,108,288	4,278,399		(4.0)
Available seat miles (ASMs) (thousands)	4,848,017	4,925,194		(1.6)
Load factor	84.7%	86.9%		(2.2)
Departures	31,128	31,487		(1.1)
Block hours	73,198	74,602		(1.9)
Average seats per departure	176.1	175.8		0.2
Yield (cents) (2)	6.99 ¢	7.78	¢	(10.2)
Total passenger revenue per ASM (TRASM) (cents)(3)	13.03 ¢	13.64	¢	(4.5)
Average fare - scheduled service(4)	$62.79	$70.56		(11.0)
Average fare - air-related charges(4)	$67.22	$65.63		2.4
Average fare - third party products	$8.11	$6.12		32.5
Average fare - total	$138.12	$142.31		(2.9)
Average stage length (miles)	885	887		(0.2)
Fuel gallons consumed (thousands)	58,169	58,962		(1.3)
Average fuel cost per gallon	$2.83	$2.70		4.8
Percent of sales through website during period	93.1%	95.2%		(2.1)
Other data:
Rental car days sold	371,405	391,515		(5.1)
Hotel room nights sold	61,837	70,257		(12.0)
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
NM Not Meaningful

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Six Months Ended June 30,		Percent Change (1)
	2024	2023	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	8,726,708	8,904,434	(2.0)%
Available seat miles (ASMs) (thousands)	9,785,180	9,731,169	0.6
Airline operating expense per ASM (CASM) (cents)	12.38 ¢	11.39 ¢	8.7
Fuel expense per ASM (cents)	3.48 ¢	3.62 ¢	(3.9)
Airline special charges per ASM (cents)	0.36 ¢	— ¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.54 ¢	7.77 ¢	9.9
Departures	61,477	61,541	(0.1)
Block hours	148,391	148,405	—
Average stage length (miles)	900	896	0.4
Average number of operating aircraft during period	125.6	123.7	1.5
Average block hours per aircraft per day	6.5	6.6	(1.5)
Full-time equivalent employees at end of period	5,993	5,436	10.2
Fuel gallons consumed (thousands)	116,366	115,950	0.4
ASMs per gallon of fuel	84.1	83.9	0.2
Average fuel cost per gallon	$2.92	$3.04	(3.9)

Scheduled service statistics:
Passengers	8,642,288		8,841,819		(2.3)
Revenue passenger miles (RPMs) (thousands)	7,992,097		8,203,761		(2.6)
Available seat miles (ASMs) (thousands)	9,484,939		9,498,960		(0.1)
Load factor	84.3%		86.4%		(2.1)
Departures	59,305		59,760		(0.8)
Block hours	143,563		144,611		(0.7)
Average seats per departure	176.7		175.9		0.5
Yield (cents) (2)	7.41	¢	8.03	¢	(7.7)
Total passenger revenue per ASM (TRASM) (cents)(3)	13.13	¢	13.76	¢	(4.6)
Average fare - scheduled service(4)	$68.53		$74.46		(8.0)
Average fare - air-related charges(4)	$67.36		$67.14		0.3
Average fare - third party products	$8.16		$6.21		31.4
Average fare - total	$144.05		$147.82		(2.6)
Average stage length (miles)	905		900		0.6
Fuel gallons consumed (thousands)	112,735		113,107		(0.3)
Average fuel cost per gallon	$2.92		$3.04		(3.9)
Percent of sales through website during period	94.8%		95.4%		(0.6)
Other data:
Rental car days sold	729,349		745,941		(2.2)
Hotel room nights sold	123,131		139,196		(11.5)
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
NM Not Meaningful

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased slightly to $851.1 million as of June 30, 2024, from $870.7 million at December 31, 2023. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Our current share repurchase authority is $75.7 million. We have not repurchased shares on the open market since December 2023. We have suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased by $44.5 million from $2.28 billion as of December 31, 2023 to $2.24 billion as of June 30, 2024. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of June 30, 2024 was $1.37 billion, a decrease of $21.2 million from December 31, 2023.

During the six months ended June 30, 2024, we entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft deliveries. These commitments, along with commitments existing prior to first quarter 2024, are expected to refinance on a long-term basis $121.0 million of our PDP loan balances which are presently classified as current maturities of long term debt. No draws have been made on these financing commitments to date as they will be funded when the aircraft to be pledged are delivered to us.

As of June 30, 2024, approximately 80.5 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the six months ended June 30, 2024, our operating activities provided $236.7 million of cash compared to $346.6 million during the same period 2023. This change is primarily attributable to a $131.8 million decrease in net income compared to the 2023 period.

Investing Activities. Cash used for investing activities was $109.8 million during the six months ended June 30, 2024 compared to $517.8 million during the same period in 2023. The change is primarily attributable to a $211.5 million decrease in cash used for purchase of property and equipment, including aircraft PDPs and a $193.2 million increase in proceeds from maturities of investment securities, net of purchases, as proceeds from investment securities exceeded purchases in the first six months of 2024 but not the first six months of 2023.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2024 was $54.4 million, compared to $94.4 million provided by financing activities during the same period in 2023. The change was primarily driven by a $189.4 million decrease in proceeds from issuance of debt offset by an $86.1 million decrease in principal repayments on long term debt and finance lease obligations. Other factors included a $38.1 million decrease in financing disbursements related to the Sunseeker construction loan and the payment of $21.9 million in cash dividends in 2024 compared to none in the same period in 2023 offset by a decrease of $12.4 million in cash used for common stock repurchases.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, our ability to increase aircraft utilization and also to increase per passenger revenue with our new revenue management system, the implementation of a joint alliance with VivaAerobus, the operations of our Sunseeker Resort, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2024. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2023 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2024 represented 26.7 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the six months ended June 30, 2024, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $34.6 million. We do not hedge fuel price risk.

Interest Rates

As of June 30, 2024, we had $434.9 million of variable-rate debt, including current maturities, and without reduction for $3.2 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $2.2 million for the six months ended June 30, 2024.

Item 4. Controls and Procedures

As of June 30, 2024, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sunseeker Resort opened on December 15, 2023 and the Resort is currently in its first full year of operations. Management has implemented internal controls over financial reporting related to Resort activities and continues to evaluate those controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities Exchange Commission on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during second quarter 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
April	43,555	$65.79	None
May	309	$52.78	None
June	—	$—	None
Total	43,864	$65.69	—	$75,697

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as set forth below.

On May 20, 2024, Keny Wilper, our senior vice president and chief operating officer, adopted a Rule 10b5-1 trading plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan will terminate in August 2025. Under the trading plan, Mr. Wilper will sell 50% of the number of shares remaining after netting for tax withholdings from restricted stock that will vest between August 2024 and August 2025. The total number of shares to vest within that period is 5,329 shares.

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on January 30, 2024. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 25, 2024).
10.1	Separation Agreement and Mutual Release of All Claims by and between the Company and Robert P. Wilson, III.
10.2	Employment Agreement between Sunseeker Resorts, Inc. and Micah Richins dated October 10, 2022.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	August 6, 2024	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer