Form 10-Q
period 2024-09-30
Allegiant Travel CO
filed 2024-11-05
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or
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

As of October 24, 2024, the registrant had 18,343,946 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2024	December 31, 2023
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$265,874	$143,259
Restricted cash	25,015	16,325
Short-term investments	493,393	671,414
Accounts receivable	62,324	70,743
Expendable parts, supplies and fuel, net	35,645	36,335
Prepaid expenses and other current assets	48,365	63,054
TOTAL CURRENT ASSETS	930,616	1,001,130
Property and equipment, net	3,448,723	3,430,103
Long-term investments	45,290	56,004
Deferred major maintenance, net	173,440	170,032
Operating lease right-of-use assets, net	86,629	100,707
Deposits and other assets	103,554	98,691
TOTAL ASSETS:	$4,788,252	$4,856,667
CURRENT LIABILITIES
Accounts payable	55,296	54,484
Accrued liabilities	297,849	292,335
Current operating lease liabilities	22,023	20,873
Air traffic liability	397,000	353,488
Current loyalty program liability	41,509	38,447
Current maturities of long-term debt and finance lease obligations, net of related costs	420,882	439,937
TOTAL CURRENT LIABILITIES	1,234,559	1,199,564
Long-term debt and finance lease obligations, net of current maturities and related costs	1,767,250	1,819,717
Deferred income taxes	366,631	384,602
Noncurrent operating lease liabilities	66,562	82,410
Noncurrent loyalty program liability	38,934	32,366
Other noncurrent liabilities	14,416	9,448
TOTAL LIABILITIES:	$3,488,352	$3,528,107
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(681,774)	(681,932)
Additional paid in capital	757,475	741,055
Accumulated other comprehensive income, net	4,696	3,991
Retained earnings	1,219,477	1,265,420
TOTAL EQUITY:	1,299,900	$1,328,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,788,252	$4,856,667

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Passenger	$488,989	$516,251	$1,663,423	$1,768,274
Third party products	39,423	30,944	109,924	85,886
Fixed fee contracts	20,559	17,741	57,119	43,599
Resort and other	13,225	423	54,418	1,096
Total operating revenues	562,196	565,359	1,884,884	1,898,855
OPERATING EXPENSES:
Salaries and benefits	195,326	163,004	618,595	499,798
Aircraft fuel	148,241	167,861	488,388	520,018
Station operations	70,632	64,630	206,898	192,864
Depreciation and amortization	63,918	55,816	193,122	164,430
Maintenance and repairs	30,278	35,477	91,286	95,553
Sales and marketing	24,869	28,468	83,266	85,265
Aircraft lease rentals	5,920	5,906	17,653	18,973
Other	40,563	29,432	121,671	91,757
Special charges, net of recoveries	8,790	32,648	40,002	19,828
Total operating expenses	588,537	583,242	1,860,881	1,688,486
OPERATING INCOME (LOSS)	(26,341)	(17,883)	24,003	210,369
OTHER (INCOME) EXPENSES:
Interest income	(10,071)	(12,444)	(33,441)	(34,418)
Interest expense	39,065	39,233	118,769	112,707
Capitalized interest	(11,923)	(14,888)	(34,718)	(28,949)
Other, net	30	135	146	185
Total other expenses	17,101	12,036	50,756	49,525
INCOME (LOSS) BEFORE INCOME TAXES	(43,442)	(29,919)	(26,753)	160,844
INCOME TAX PROVISION (BENEFIT)	(6,653)	(4,853)	(2,745)	41,292
NET INCOME (LOSS)	$(36,789)	$(25,066)	$(24,008)	$119,552
Earnings (loss) per share to common shareholders:
Basic	$(2.05)	$(1.44)	$(1.38)	$6.44
Diluted	$(2.05)	$(1.44)	$(1.38)	$6.43
Shares used for computation:
Basic	17,913	17,721	17,802	17,879
Diluted	17,913	17,721	17,802	17,913

Cash dividends declared per share:	$—	$0.60	$1.20	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(36,789)	$(25,066)	$(24,008)	$119,552
Other comprehensive income:
Change in available for sale securities, net of tax	2,167	556	705	1,938
TOTAL COMPREHENSIVE INCOME (LOSS)	$(34,622)	$(24,510)	$(23,303)	$121,490

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035
Share-based compensation	79	—	3,220	—	—	—	3,220
Shares repurchased by the Company and held as treasury shares	(35)	—	—	—	—	(1,733)	(1,733)
Other comprehensive income	—	—	—	2,167	—	—	2,167
Net loss	—	—	—	—	(36,789)	—	(36,789)
Balance at September 30, 2024	18,362	$26	$757,475	$4,696	$1,219,477	$(681,774)	$1,299,900

	Nine Months Ended September 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	84	—	16,420	—	—	—	16,420
Shares repurchased by the Company and held as treasury shares	(81)	—	—	—	—	(4,756)	(4,756)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $1.20 per share	—	—	—	—	(21,935)	—	(21,935)
Other comprehensive income	—	—	—	705	—	—	705
Net loss	—	—	—	—	(24,008)	—	(24,008)
Balance at September 30, 2024	18,362	$26	$757,475	$4,696	$1,219,477	$(681,774)	$1,299,900

	Three Months Ended September 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2023	18,450	$26	$727,534	$2,639	$1,314,586	$(671,224)	$1,373,561
Share-based compensation	(23)		6,598	—	—	—	6,598
Shares repurchased by the Company and held as treasury shares	(16)	—	—	—	—	(1,420)	(1,420)
Cash dividends, $0.60 per share	—	—	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	556	—	—	556
Net loss	—	—	—	—	(25,066)	—	(25,066)
Balance at September 30, 2023	18,411	$26	$734,132	$3,195	$1,278,436	$(672,644)	$1,343,145

	Nine Months Ended September 30, 2023
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	415	1	24,661	—	—	—	24,662
Shares repurchased by the Company and held as treasury shares	(173)	—	—	—	—	(16,853)	(16,853)
Stock issued under employee stock purchase plan	41	—	—	—	—	4,232	4,232
Cash dividends, $0.60 per share	—	—	—	—	(11,084)	—	(11,084)
Other comprehensive income	—	—	—	1,938	—	—	1,938
Net income	—	—	—	—	119,552	—	119,552
Balance at September 30, 2023	18,411	$26	$734,132	$3,195	$1,278,436	$(672,644)	$1,343,145

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$(24,008)	$119,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,122	164,430
Special charges, net of recoveries	24,048	19,400
Other adjustments	(23,340)	31,281
Changes in certain assets and liabilities:
Air traffic liability	43,511	16,377
Other - net	40,743	18,418
Net cash provided by operating activities	254,076	369,458
Cash flows from investing activities:
Purchase of investment securities	(403,791)	(668,234)
Proceeds from maturities of investment securities	606,464	753,094
Aircraft pre-delivery deposits	(35,053)	(255,195)
Purchase of property and equipment	(239,817)	(407,225)
Other investing activities	31,353	40,123
Net cash used in investing activities	(40,844)	(537,437)
Cash flows from financing activities:
Cash dividends paid to shareholders	(21,935)	(11,084)
Proceeds from the issuance of debt and finance lease obligations	93,987	480,875
Repurchase of common stock	(5,144)	(16,853)
Principal payments on debt and finance lease obligations	(170,622)	(292,890)
Debt issuance costs	(447)	(4,929)
Sunseeker construction financing disbursements	17,320	69,869
Other financing activities	4,914	4,233
Net cash provided by/(used in) financing activities	(81,927)	229,221
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	131,305	61,242
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	159,584	245,446
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$290,889	$306,688

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$84,329	$113,977
Income tax payments	5,695	359
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$1,379	$8,320
Purchases of property and equipment in accrued liabilities	17,858	75,001

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

Note 2 — Special Charges

Sunseeker Resort

The Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was impacted by Hurricanes Ian, Idalia, and Helene in the years 2022, 2023, and 2024 respectively. While the Resort was built to withstand hurricanes and flooding, these weather events are unprecedented in their frequency and the amount of destruction caused in Southwest Florida. The Company believes these weather events will be unusual and has included the cost of these events and the related insurance recoveries in special charges. The estimated losses are recorded to special charges in the period of the event and are offset by insurance recoveries in the period they are approved. To date, the Company has recorded $81.5 million in losses and $56.5 million in insurance recoveries. The Company has submitted additional insurance claims, relating to Hurricanes Ian and Idalia, that remain outstanding at the date of this report.

Airline

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were retired in 2023 and six airframes have been retired during the nine months ended September 30, 2024. The remaining airframes are to be retired between December 2024 and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge.

In April 2024, the Company's flight attendants, represented by the Transport Workers Union of America, ratified a new five-year collective bargaining agreement. Under the agreement, a ratification bonus was paid in May 2024, which amount is included within special charges.

In third quarter 2024, the Company recorded $3.4 million of special charges related to organizational restructuring.

Special Charges

The table below summarizes special charges recorded during the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Sunseeker weather and related events, net of insurance recoveries	1,139	17,432	(2,637)	4,598
Accelerated depreciation on airframes identified for early retirement	4,231	15,216	28,398	15,230
Flight attendant ratification bonus(1)	—	—	10,821	—
Organizational restructuring	3,420	—	3,420	—
Total special charges	8,790	$32,648	40,002	$19,828
(1)Includes $0.8 million of payroll tax expense.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Scheduled service	$206,447	$231,757	$769,041	$862,823
Ancillary air-related charges	271,150	273,091	853,333	866,728
Loyalty redemptions	11,392	11,403	41,049	38,723
Total passenger revenue	$488,989	$516,251	$1,663,423	$1,768,274

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when the underlying service is provided. As of September 30, 2024, the air traffic liability balance was $397.0 million, of which approximately $345.9 million was related to forward bookings, with the remaining $51.1 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $353.5 million that was recorded in the air traffic liability balance as of December 31, 2023, approximately 87.2 percent was recognized into passenger revenue during the nine months ended September 30, 2024.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Resort Revenue

The Company's resort revenues for the three and nine months ended September 30, 2024 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Food and beverage	$5,929	$—	$24,344	$—
Rooms	5,190	—	21,800	—
Other	1,950	—	7,624	—
Total resort revenue	$13,069	$—	$53,768	$—

Revenue from banquets, golf, retail and spa services are included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material as of September 30, 2024 or December 31, 2023.

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

The following table presents the activity of the point liability for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Points balance at January 1	$70,813	$56,500
Points awarded (deferral of revenue)	50,704	54,031
Points redeemed (recognition of revenue)	(41,074)	(38,723)
Points balance at September 30	$80,443	$71,808

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Airline
Flight equipment	$3,377,753	$3,329,207
Computer hardware and software	313,233	274,927
Land and buildings/leasehold improvements	64,629	63,863
Other property and equipment	114,081	109,727
Sunseeker Resort
Land and buildings/leasehold improvements	552,955	542,129
Other property and equipment	83,394	75,116
Total property and equipment	4,506,045	4,394,969
Less accumulated depreciation and amortization	(1,057,322)	(964,866)
Property and equipment, net	$3,448,723	$3,430,103

As of September 30, 2024, the Company had firm commitments to purchase 49 aircraft.

Accrued capital expenditures as of September 30, 2024 and December 31, 2023 were $17.9 million and $71.7 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Fixed-rate debt and finance lease obligations due through 2032	$1,763,074	$1,834,754
Variable-rate debt due through 2036	425,058	424,900
Total long-term debt and finance lease obligations, net of related costs	2,188,132	2,259,654
Less current maturities, net of related costs	420,882	439,937
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,767,250	$1,819,717

Weighted average fixed-interest rate on debt	6.4%	6.3%
Weighted average variable-interest rate on debt	7.7%	7.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			September 30, 2024			September 30, 2024	December 31, 2023
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2024	-	2029	2.92%	-	5.19%	118,881	130,650
Revolving credit facilities	2024	-	2027	7.72%			124,395	200,000
Debt secured by aircraft, engines, other equipment and real estate	2025	-	2036	1.87%	-	8.91%	625,889	596,271
Finance leases	2028	-	2032	4.44%	-	7.01%	436,370	455,248
Sunseeker construction loan	2028			5.75%			350,000	350,000
Total debt							$2,205,535	$2,282,169
Related costs							(17,403)	(22,515)
Total debt net of related costs							$2,188,132	$2,259,654

Maturities of long term debt as of September 30, 2024, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of September 30, 2024
Remaining in 2024	$163,014
2025	319,157
2026	182,844
2027	716,227
2028	335,625
2029	150,803
Thereafter	320,462
Total debt and finance lease obligations, net of related costs	$2,188,132

Debt Secured by Aircraft

During the nine months ended September 30, 2024, the Company received $18.8 million in advances and made $75.6 million in repayments on pre-delivery payment (PDP) credit facilities secured by certain aircraft purchase rights. The notes under the facilities bear interest at floating interest rates based on SOFR and are payable at maturity or upon delivery of the collateralized aircraft, whichever comes first.

During the three months ended September 30, 2024, the Company borrowed $75.2 million through two new debt facilities secured by two aircraft. These notes bear interest at floating interest rates based on SOFR, are payable in quarterly installments, and mature in September 2029 and September 2036.

Other Secured Debt

In March 2024, the Company entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft upon delivery. The loans will bear interest at a variable rate based on 3-month SOFR and are payable in quarterly installments for a term of 12 years. No drawings have been made on these financing commitments to date.

Note 6 — Income Taxes

The Company recorded a $6.7 million income tax benefit at a 15.3 percent effective tax rate and a $4.9 million income tax benefit at a 16.3 percent effective tax rate for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, permanent tax differences, and discrete items, none of which are individually significant.

The Company recorded a $2.7 million income tax benefit at an effective tax rate of 10.3 percent and a $41.3 million income tax expense at a 25.7 percent effective tax rate for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 differed from the statutory Federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items, none of which are individually significant.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2024.

Financial instruments measured at fair value on a recurring basis:

	As of September 30, 2024			As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$54,649	$54,649	$—	$33,613	$33,613	$—
Commercial paper	—	—	—	19,575	—	19,575
Municipal debt securities	—	—	—	7,848	—	7,848
Federal agency debt securities	—	—	—	8,201	—	8,201
US Treasury bonds	—	—	—	2,000	—	2,000
Total cash equivalents	54,649	54,649	—	71,237	33,613	37,624
Short-term
Corporate debt securities	253,431	—	253,431	210,982	—	210,982
Commercial paper	136,617	—	136,617	237,870	—	237,870
Federal agency debt securities	81,427	—	81,427	194,522	—	194,522
Municipal debt securities	14,751	—	14,751	13,914	—	13,914
Certificates of deposit	7,167	—	7,167	—	—	—
US Treasury Bonds	—	—	—	14,126	—	14,126
Total short-term	493,393	—	493,393	671,414	—	671,414
Long-term
Corporate debt securities	35,200	—	35,200	43,869	—	43,869
Federal agency debt securities	8,748	—	8,748	12,135	—	12,135
Municipal debt securities	1,342	—	1,342	—	—	—
Total long-term	45,290	—	45,290	56,004	—	56,004
Total financial instruments	$593,332	$54,649	$538,683	$798,655	$33,613	$765,042

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

The carrying value and estimated fair value of long-term debt, excluding finance leases, including current maturities and without reduction for related costs, are as follows:

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Hierarchy Level
Fair Value of Notes Payable	$1,769,165	$1,759,662	$1,826,921	$1,815,351	3

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$(36,789)	$(25,066)	$(24,008)	$119,552
Less income allocated to participating securities	—	(452)	(618)	(4,397)
Net income (loss) attributable to common stock	$(36,789)	$(25,518)	$(24,626)	$115,155
Earnings (loss) per share, basic	$(2.05)	$(1.44)	$(1.38)	$6.44
Weighted-average shares outstanding	17,913	17,721	17,802	17,879
Diluted:
Net income (loss)	$(36,789)	$(25,066)	$(24,008)	$119,552
Less income allocated to participating securities	—	(452)	(618)	(4,389)
Net income (loss) attributable to common stock	$(36,789)	$(25,518)	$(24,626)	$115,163
Earnings (loss) per share, diluted	$(2.05)	$(1.44)	$(1.38)	$6.43
Weighted-average shares outstanding	17,913	17,721	17,802	17,879
Dilutive effect of restricted stock	—	—	—	238
Adjusted weighted-average shares outstanding under treasury stock method	17,913	17,721	17,802	18,117
Participating securities excluded under two-class method	—	—	—	(204)
Adjusted weighted-average shares outstanding under two-class method	17,913	17,721	17,802	17,913

Note 9 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM"), and is used to allocate resources and analyze performance. The Company's CODM is Gregory Anderson, President and CEO, who reviews information about the Company's two operating segments: Airline and Sunseeker Resort.

Airline Segment

The Airline segment operates as a single business unit and includes all scheduled service air transportation, ancillary air-related products and services, third party products and services, fixed fee contract air transportation and other airline-related revenue. The CODM evaluation includes, but is not limited to, route and flight profitability data, ancillary and third party product and service offering statistics, and fixed fee contract information when making resource allocation decisions for the Airline segment.

Sunseeker Resort Segment

The Sunseeker Resort segment operates as a single business unit and includes hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, the Aileron Golf Course and other Resort amenities. The CODM evaluation includes, but is not limited to, demand for hospitality offerings, occupancy rates, room pricing, food and beverage offerings, other charge points at the Resort and competitive information when making resource allocation decisions for the Resort.

Selected information for the Company's operating segments and the reconciliation to the consolidated financial statement amounts are as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Airline	Sunseeker	Consolidated	Airline	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$488,989	$—	$488,989	$516,251	$—	$516,251
Third party products	39,423	—	39,423	30,944	—	30,944
Fixed fee contracts	20,559	—	20,559	17,741	—	17,741
Resort and other	156	13,069	13,225	423	—	423
Total operating revenues	549,127	13,069	562,196	565,359	—	565,359
OPERATING EXPENSES:
Salaries and benefits	183,849	11,477	195,326	159,717	3,287	163,004
Aircraft fuel	148,241	—	148,241	167,861	—	167,861
Station operations	70,632	—	70,632	64,630	—	64,630
Depreciation and amortization	56,025	7,893	63,918	55,730	86	55,816
Maintenance and repairs	30,278	—	30,278	35,477	—	35,477
Sales and marketing	23,370	1,499	24,869	27,835	633	28,468
Aircraft lease rentals	5,920	—	5,920	5,906	—	5,906
Other	30,187	10,376	40,563	27,170	2,262	29,432
Special charges, net of recoveries	7,651	1,139	8,790	15,216	17,432	32,648
Total operating expenses	556,153	32,384	588,537	559,542	23,700	583,242
OPERATING INCOME (LOSS)	(7,026)	(19,315)	(26,341)	5,817	(23,700)	(17,883)

Interest income	(10,071)	—	(10,071)	(12,444)	—	(12,444)
Interest expense	33,582	5,483	39,065	33,698	5,535	39,233
Capitalized interest	(11,923)	—	(11,923)	(8,224)	(6,664)	(14,888)
Capital expenditures	40,731	1,063	41,794	157,579	78,254	235,833

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Airline	Sunseeker	Consolidated	Airline	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$1,663,423	$—	$1,663,423	$1,768,274	$—	$1,768,274
Third party products	109,924	—	109,924	85,886	—	85,886
Fixed fee contracts	57,119	—	57,119	43,599	—	43,599
Resort and other	650	53,768	54,418	1,096	—	1,096
Total operating revenues	1,831,116	53,768	1,884,884	1,898,855	—	1,898,855
OPERATING EXPENSES:
Salaries and benefits	580,775	37,820	618,595	492,205	7,593	499,798
Aircraft fuel	488,388	—	488,388	520,018	—	520,018
Station operations	206,898	—	206,898	192,864	—	192,864
Depreciation and amortization	173,237	19,885	193,122	164,196	234	164,430
Maintenance and repairs	91,286	—	91,286	95,553	—	95,553
Sales and marketing	78,166	5,100	83,266	83,994	1,271	85,265
Aircraft lease rentals	17,653	—	17,653	18,973	—	18,973
Other	87,930	33,741	121,671	84,920	6,837	91,757
Special charges, net of recoveries	42,639	(2,637)	40,002	15,230	4,598	19,828
Total operating expenses	1,766,972	93,909	1,860,881	1,667,953	20,533	1,688,486
OPERATING INCOME (LOSS)	64,144	(40,141)	24,003	230,902	(20,533)	210,369

Interest income	(33,441)	—	(33,441)	(34,418)	—	(34,418)
Interest expense	102,441	16,328	118,769	96,381	16,326	112,707
Capitalized interest	(34,392)	(326)	(34,718)	(13,143)	(15,806)	(28,949)
Capital expenditures	201,950	19,105	221,055	425,996	260,892	686,888

Total assets were as follows as of the dates indicated:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Airline	$4,147,687	$4,200,545
Sunseeker Resort	640,565	656,122
Consolidated	$4,788,252	$4,856,667

Note 11 — Subsequent Events

The Sunseeker Resort was directly impacted by Hurricane Milton, which made landfall on the west coast of Florida on October 9, 2024. As the Resort was within the evacuation zone, the Resort temporarily halted operations beginning October 7, 2024 and reopened with limited services on October 14, 2024. In addition to lost revenues, the Resort also sustained damages from the hurricane, which are currently being assessed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2024 and 2023. Also discussed is our financial position as of September 30, 2024 and December 31, 2023. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2024 Review

Third quarter 2024 highlights include:

•Gregory Anderson assumed the role of chief executive officer on September 1, 2024

•Took delivery of our first 737 MAX aircraft on September 9, 2024

•Total operating revenue of $562.2 million, down 0.6 percent over the prior year
•Total fixed fee contract revenue of $20.6 million, up 15.9 percent year-over-year
•Total average ancillary fare of $74.02, up 3.1 percent year-over-year driven by strength in air ancillary products such as seat and bag charges and cobrand credit card remuneration.

•$36.5 million in total cobrand credit card remuneration, up 18.7 percent from the prior year
•As of September 30, 2024, we had 535 thousand total Allegiant Allways Rewards Visa cardholders
•Enrolled 448 thousand new Allways Rewards members during the third quarter

•Controllable completion rate of 99.5 percent achieved despite the impact of the CrowdStrike outage in July

•Published our 2023 Sustainability Report reaffirming our sustainability goals

•Named the number one Best Airline Credit Card and Best Frequent Flyer program in USA TODAY's 10Best 2024 Readers' Choice Awards for the sixth consecutive year

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2024 (4)	December 31, 2023
A320(1)(2)	88	92
A319(3)	34	34
Total	122	126
(1)December 31, 2023 figure does not include one aircraft of which we had taken delivery, but was not in service as of that date.
(2)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of September 30, 2024, and December 31, 2023.
(3)Includes four aircraft under operating lease as of September 30, 2024 and December 31, 2023.
(4)September 30, 2024 figure does not include one 737 MAX aircraft of which we had taken delivery, but was not in service as of that date.

As of September 30, 2024, we are a party to forward purchase agreements for 49 aircraft with one delivery currently expected in 2024, and the remaining 48 aircraft are expected to be delivered in 2025 and later years. The timing of these deliveries is based on management's best estimates at the current time and differs from the contract in place. The delivery schedule has been and will continue to be impacted by delay notices from Boeing, continuing regulatory reviews of Boeing, supply chain constraints, and labor issues at Boeing. We received delivery of our first 737 MAX aircraft in September 2024 and have since placed it into revenue service in October 2024.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we reevaluated our fleet plan and identified 21 aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. Two airframes were retired in 2023 and six airframes were retired during the first nine months of 2024. The remaining airframes are to be retired between December 2024 and December 2026. The timing of the retirements was coordinated with the revised delivery schedule for the 737 MAX aircraft to provide us with opportunities for fleet renewal and replacement. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is being recorded as a special charge, of which $4.2 million was recorded during third quarter 2024. We plan to retain the engines associated with these airframes in our spare engine pool and use the substantial remaining life on these engines to offset future overhaul costs.

NETWORK

As of September 30, 2024, we were selling 542 routes versus 549 as of the same date in 2023. Growth of our network in the past two years has been impacted by challenges created by delayed aircraft deliveries, the uncertainty of our pilot staffing levels and other factors. Network growth will continue to be affected by further aircraft delivery delays, aircraft in heavy maintenance and airport construction and disruption. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 77 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 88 and 34, respectively, as of September 30, 2024.

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

The cost per gallon of fuel began to increase significantly in 2021, and the increases were exacerbated by the geopolitical impact of the war in Ukraine. Although the average fuel cost per gallon decreased 12.9 percent in third quarter 2024 compared to the same period in 2023, fuel cost per gallon for the quarter remained 23.4 percent higher than in full year 2019. We expect high fuel costs to continue impacting our total costs and operating results.

Increasing Utilization

We are in the midst of an effort to increase aircraft utilization back to 2019 levels by adding service to our schedule in our most profitable peak periods. By way of example, our aircraft utilization rate was 9.8 hours per aircraft in July 2019 compared to 7.7 hours per aircraft in July 2024. We have made progress toward this goal in 2024 and currently expect to achieve this goal during 2025, but this effort is subject to various risks, some of which may not be under our control.

Boeing Agreement

We have signed an agreement and amendments with The Boeing Company to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We took delivery of our first MAX aircraft in September 2024, with the aircraft entering revenue service in October 2024. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the Federal Aviation Administration (FAA) has indicated aircraft production rates will be capped until they are satisfied with Boeing's quality practices. These factors, other delays in Boeing obtaining needed regulatory approvals, and labor actions by Boeing machinists could delay deliveries to us even further than management's current expectations. Although the contract provides for more deliveries, at this time, we do not expect more than one additional aircraft to be delivered in 2024. Continuing delays in aircraft deliveries will impact our ability to schedule additional growth into 2025 and beyond.

New Reservation System

During 2023, we converted to the Navitaire reservation system to replace our legacy home-grown system. While we expect incremental passenger revenue once this system is fully implemented, we suffered some per passenger air ancillary revenue degradation (in the area of bundled ancillary products in particular) as certain functionality was unavailable during the transition. We restored functionality around one of our bundled product offerings in late third quarter 2024 and will continue to devote resources to the transition issues. We currently expect to regain the lost per passenger revenue and begin to achieve some of the incremental per passenger revenue in 2025.

Union Negotiations

The collective bargaining agreement with our pilots is currently amendable. We and the International Brotherhood of Teamsters ("IBT”) jointly requested the mediation services of the National Mediation Board ("NMB") in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing with new union negotiators and leadership.

Separately from the ongoing collective bargaining agreement negotiations, to address retention and pilot pay issues and increase pilot staffing levels, effective in May 2023, we began accruing a retention bonus, with IBT's agreement, for pilots who continue employment with us until a new labor agreement is approved. The amount being accrued is 35 percent of current hourly pay rates, except for our first year first officers for whom the percentage is 82 percent, in each case, calculated at a minimum of 85 pay credit hours per month. Our implementation of the retention bonus has allowed us to effectively increase pay rates for our pilot team members (by way of the accrual of the retention bonus), add pilots through hiring and significantly slow attrition.

For the three months ended September 30, 2024, we recorded estimated pilot retention bonus accruals of $23.7 million bringing the total accrual to $124.3 million at period end, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. As with many new hotels or resorts, Sunseeker's booking and occupancy rates are lower than more established properties. In addition, occupancy has been compromised by three major hurricanes impacting the area in summer and fall 2024. Despite strong performance by our food and beverage offerings, Sunseeker will incur significant losses in its first year of operations. Our customer reviews continue to be positive and we hope to build on that favorable customer sentiment to achieve better financial performance of the Resort in the future. We have engaged experienced hospitality advisors to identify areas for improvement in an effort to seek to optimize the value of this asset and evaluate strategic alternatives with potential partners.

Establishment of ESG Goals

We have established ESG goals in the areas of environmental, social and governance. We will report on our progress toward meeting those goals within our annual sustainability reports. Our 2023 Sustainability Report was recently published and can be viewed on our investor relations website.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2024 to three months ended September 30, 2023

Operating Revenue

Passenger revenue. For third quarter 2024, passenger revenue decreased $27.3 million or 5.3 percent compared to the same period in 2023 on relatively flat capacity. The decrease in passenger revenue was primarily driven by a 9.6 percent decrease in average scheduled service base fare, coupled with a 0.9 percent decrease in passengers flown, compared to third quarter 2023. Flight cancellations due to the CrowdStrike globlal outage in July, Hurricane Debby in August and Hurricane Helene in September contributed to the decline in passenger revenue. Air ancillary revenue per passenger remained flat when compared to third quarter 2023, despite certain challenges with the transition to the Navitaire system. Revenue per departure is higher for aircraft converted to the Allegiant Extra configuration. During the quarter we converted 13 aircraft to the Allegiant Extra configuration, ending the period with a total of 39 aircraft in this configuration.

Third party products revenue. Third party products revenue for third quarter 2024 increased $8.5 million or 27.4 percent compared to third quarter 2023. The increase from 2023 is primarily driven by a 29.7 percent increase in the marketing component of co-brand credit card revenues and $2.5 million of revenue from a new travel insurance product implemented during first quarter 2024. In addition, third party hotel revenues declined by 20.0 percent from third quarter 2023 on a 16.2 percent decline in rooms booked. Car rental revenue increased by 6.7 percent over third quarter 2023 despite a 4.0 percent decrease in rental car days sold.

Fixed fee contract revenue. Fixed fee contract revenue for third quarter 2024 increased by $2.8 million or 15.9 percent compared to the same period in 2023. This growth was driven by an 8.2 percent increase in fixed fee departures and a 7.1 percent increase in revenue per departure. Increases in flying were evenly spread across military, ad hoc and vacation charters.

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

	Three Months Ended September 30,				Percent Change
Unitized costs (in cents)	2024		2023		YoY
Salaries and benefits*	4.34	¢	3.68	¢	17.9%
Aircraft fuel	3.29		3.79		(13.2)
Station operations	1.57		1.46		7.5
Depreciation and amortization*	1.42		1.26		12.7
Maintenance and repairs	0.67		0.80		(16.3)
Sales and marketing*	0.55		0.64		(14.1)
Aircraft lease rentals	0.13		0.13		—
Other*	0.90		0.65		38.5
Special charges, net of insurance recoveries*	0.20		0.74		NM
CASM	13.07	¢	13.15	¢	(0.6)
Operating CASM, excluding fuel but including Sunseeker Resort	9.78	¢	9.36	¢	4.5
Airline special charges CASM	0.17		0.34		NM
Sunseeker Resort CASM	0.72		0.53		NM
Airline operating CASM, excluding fuel, special charges and Sunseeker Resort activity	8.89	¢	8.49	¢	4.7
* These expense line items include Sunseeker Resort activity

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity ("CASM-ex"), increased by 4.7 percent to 8.89 ¢ for third quarter 2024 from 8.49 ¢ in third quarter 2023. The CASM-ex increase is primarily attributable to a 15.1 percent, or $24.1 million, increase in airline salaries and benefits expense in third quarter 2024 over third quarter 2023 (for the reasons described in the expense line item discussion below). This increase was on relatively flat capacity as we continue to incur significant labor costs for pilots trained to fly our Boeing 737 MAX aircraft while the aircraft deliveries have been delayed.

Salaries and benefits expense. Salaries and benefits expense increased $32.3 million, or 19.8 percent, in third quarter 2024 compared to third quarter 2023. Higher salaries and benefits expense was primarily driven by a 4.5 percent increase in airline full time equivalent employees (including a 21.9 percent increase in the number of pilots employed since September 30, 2023) and increased crew pay. Increased crew pay reflects the impact of a $23.7 million accrual for pilot retention bonuses during third quarter 2024, which exceeds the third quarter 2023 accrual by $5.0 million due to the higher number of pilots, and a new collective bargaining agreement with our flight attendants that includes wage increases effective April 2024. The accrued pilot retention bonus is payable after ratification of a new collective bargaining agreement with this work group. The opening of Sunseeker Resort in December 2023 further drove the increase by adding nearly 600 Resort team members since September 30, 2023 and an increase of $8.2 million in Sunseeker salaries and benefits expense in third quarter 2024.

Aircraft fuel expense. Aircraft fuel expense decreased $19.6 million, or 11.7 percent, for third quarter 2024 compared to third quarter 2023. This is primarily due to a 12.9 percent decrease in average fuel cost per gallon offset by a 1.6 percent increase in fuel gallons consumed from a 1.5 percent increase in total available seat miles.

Station operations expense. Station operations expense for third quarter 2024 increased $6.0 million, or 9.3 percent compared to third quarter 2023. The increase was driven in part by a $3.2 million increase in passenger compensation partially as the result of the CrowdStrike outage in July. The increase in station operations expense also includes a $1.6 million increase in building rents and increases in airport, landing, and ground handling fees.

Depreciation and amortization expense. Depreciation and amortization expense for third quarter 2024 increased by $8.1 million or 14.5 percent compared to third quarter 2023. The increase is primarily attributed to $7.8 million of depreciation expense related to the Sunseeker Resort, which held its grand opening in December 2023. The remaining change includes an increase in deferred heavy maintenance amortization offset by a decrease in aircraft depreciation as nine airframes were retired since the prior year quarter.

Maintenance and repairs expense. Maintenance and repairs expense for third quarter 2024 decreased $5.2 million, or 14.7 percent, compared to third quarter 2023, due to decreases in rotable repairs and decreased outsourced labor expenses as we have been able to stabilize internal staffing.

Sales and marketing expense. Sales and marketing expense for third quarter 2024 decreased by $3.6 million or 12.6 percent compared to the same period in 2023. Airline sales and marketing expense decreased $4.5 million related to the discontinuation of a marketing agreement and decreases in direct marketing efforts and credit card fees. These decreases were offset by a $0.9 million increase in sales and marketing expense at the Sunseeker Resort.

Other operating expense. Other operating expense increased $11.1 million or 37.8 percent in third quarter 2024 compared to third quarter 2023. The increase was primarily driven by an $8.1 million increase in Sunseeker Resort operating expenses consisting of $1.8 million cost of sales (primarily food and beverage), $2.1 million of insurance expense, $0.9 million of property taxes, and other general and administrative expenses. Other operating expenses related to the airline increased by $5.0 million due primarily to crew travel, software licenses and support, and property taxes. These increases were offset in part by gains on the sale of flight equipment.

Special charges. During third quarter 2024, we recorded $8.8 million of special charges including $4.2 million of accelerated depreciation from the early retirement of 21 airframes through 2026 pursuant to a revised fleet plan, $3.4 million of compensation expense from an organizational restructuring, and $1.1 million of damages from Hurricane Helene, net of insurance recoveries, related to Sunseeker Resort.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased by $5.2 million or 43.4 percent, compared to third quarter 2023. Capitalized interest decreased $3.0 million as the result of a $6.7 million decrease in capitalized interest related to the Sunseeker Resort, offset by an increase in capitalized interest of $3.7 million related to our investment in the Boeing fleet. Interest income decreased by $2.4 million as a result of lower average investment balances, which was offset in part by higher average yields on investments, compared to third quarter 2023.

Income Tax Expense

We recorded a $6.7 million income tax benefit at an effective tax rate of 15.3 percent and a $4.9 million income tax benefit at a 16.3 percent effective tax rate for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and permanent tax differences.

Comparison of nine months ended September 30, 2024 to nine months ended September 30, 2023

Operating Revenue

Passenger revenue. For the nine months ended September 30, 2024, passenger revenue decreased $104.9 million or 5.9 percent compared with the same period in 2023 on relatively flat capacity. The decrease in passenger revenue was primarily driven by an 8.5 percent decrease in average scheduled service base fare coupled with a 1.8 percent decrease in passengers flown. The lower base fare is attributable to industry overcapacity prevalent during 2024 and weaker demand in off-peak periods. We expect our Allegiant Extra product to increase ancillary air revenue as it is deployed in more of our aircraft. We ended the quarter with 39 aircraft fitted to the Allegiant Extra configuration and anticipate that it will continue to drive fare growth going forward.

Third party products revenue. Third party products revenue for the nine months ended September 30, 2024 increased $24.0 million or 28.0 percent over the same period in 2023. The increase from 2023 is primarily the result of a 35.0 percent increase in the marketing component of co-brand credit card revenues and $7.2 million of revenue from a new travel insurance product implemented during first quarter 2024. In addition, third party hotel revenues increased slightly by 3.3 percent from the prior year period despite a 12.9 percent decrease in room nights booked. Car rental revenue was relatively flat over the prior year period on a 2.8 percent decrease in rental car days sold.

Fixed fee contract revenue. Fixed fee contract revenue for the nine months ended September 30, 2024 increased $13.5 million or 31.0 percent compared to the same period in 2023 on a 30.7 percent increase in fixed fee departures as a result of strong performance during March Madness and growth in corporate and military charters and other sports flying.

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

	Nine Months Ended September 30,				Percent Change
Unitized costs (in cents)	2024		2023		YoY
Salaries and benefits*	4.33	¢	3.53	¢	22.7%
Aircraft fuel	3.42		3.67		(6.8)
Station operations	1.45		1.36		6.6
Depreciation and amortization*	1.35		1.16		16.4
Maintenance and repairs	0.64		0.67		(4.5)
Sales and marketing*	0.58		0.60		(3.3)
Aircraft lease rentals	0.12		0.13		(7.7)
Other*	0.86		0.66		30.3
Special charges, net of insurance recoveries*	0.28		0.14		NM
CASM	13.03	¢	11.92	¢	9.3
Operating CASM, excluding fuel but including Sunseeker Resort	9.61	¢	8.25	¢	16.5
Airline special charges CASM	0.30		0.11		NM
Sunseeker Resort CASM	0.66		0.14		NM
Airline operating CASM, excluding fuel, special charges and Sunseeker Resort activity	8.65	¢	8.00	¢	8.1
* These expense line items include Sunseeker Resort activity

Operating CASM, excluding fuel, airline special charges, and Sunseeker Resort activity. Operating CASM, excluding fuel, airline special charges and Sunseeker Resort activity, increased by 8.1 percent to 8.65 ¢ for the nine months ended September 30, 2024 from 8.00 ¢ for the same period in 2023. The CASM-ex increase is primarily attributable to an 18.0 percent or $88.6 million increase in airline salaries and benefits expense (for the reasons described in the expense line item discussion below). This increase was on relatively flat capacity as we continue to incur significant labor costs for pilots trained to fly our Boeing 737 MAX aircraft while the aircraft deliveries have been delayed.

Salaries and benefits expense. Salaries and benefits expense increased $118.8 million, or 23.8 percent, for the nine months ended September 30, 2024 compared to the same period in 2023. Higher salaries and benefits expense was primarily driven by a 4.5 percent increase in airline full-time equivalent employees (including a 21.9 percent increase in the number of pilots employed since September 30, 2023) and increased crew pay. Increased crew pay includes the impact of a $69.6 million accrual for pilot retention bonuses during the nine months ended September 30, 2024, of which $39.2 million is incremental to what was accrued in the same period in 2023 as the accruals did not commence until May 2023, and a new collective bargaining agreement with our flight attendants that includes wage increases effective April 2024. The accrued pilot retention bonus is payable after completion of a new collective bargaining agreement with this work group. The opening of Sunseeker Resort in December 2023 further drove the increase by adding nearly 600 Resort team members since September 30, 2023 and an increase of $30.2 million in Sunseeker salaries and benefits expense during the nine month period.

Aircraft fuel expense. Aircraft fuel expense decreased $31.6 million, or 6.1 percent, for the nine months ended September 30, 2024 compared to the same period in 2023. This is primarily driven by a 6.6 percent decrease in average fuel cost per gallon. The decrease in fuel cost was partially offset by an 0.8 percent increase in fuel gallons consumed on a 0.9 percent increase in total available seat miles.

Station operations expense. Station operations expense for the nine months ended September 30, 2024 increased $14.0 million or 7.3 percent. This is primarily driven by a $5.3 million increase in building rents, a $4.6 million increase in passenger compensation, largely driven by disruption from the CrowdStrike outage in July, and other general increases in airport, landing, and ground handling fees.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2024 increased $28.7 million or 17.4 percent compared to the same period in 2023. The increase is primarily attributable to $19.7 million of depreciation expense related to the Sunseeker Resort, which opened in December 2023. The remaining change of $9.0 million is primarily driven by increases in deferred heavy maintenance amortization of $8.2 million, software depreciation of $3.2 million (related to several new systems implemented since July 2023), and rotable depreciation of $2.0 million, offset by a decrease in airframe depreciation of $5.9 million as the result of nine airframes retired since the end of third quarter 2023.

Maintenance and repairs expense. Maintenance and repairs expense for the nine months ended September 30, 2024 decreased $4.3 million or 4.5 percent when compared to the same period in 2023. The decrease was primarily driven by a decrease of $9.6 million in rotable repairs and decreased outsourced labor expenses as we have been able to stabilize internal staffing. This decrease was offset by approximately $5.5 million in increased expendable consumption and engine repair expenses.

Sales and marketing expense. Sales and marketing expense for the nine months ended September 30, 2024 decreased $2.0 million or 2.3 percent compared to the same period in 2023. Airline sales and marketing decreased $5.8 million, primarily driven by the discontinuation of a marketing agreement in 2024, a fee incurred in 2023 for transitioning our co-branded credit card to a new payment network, and a reduction in credit card processing fees, driven by a 5.9 percent decrease in passenger revenue year-over-year. These reductions were offset by a $3.8 million increase in sales and marketing expense at the Sunseeker Resort.

Other operating expense. Other expense for the nine months ended September 30, 2024 increased by $29.9 million, or 32.6 percent year-over-year primarily due to an increase of $26.9 million related to Sunseeker Resort operations, which includes $7.8 million cost of sales (primarily food and beverage cost), $6.4 million of insurance expense, $2.6 million in property taxes, and other general and administrative expenses. Other operating expenses related to the airline increased by $3.0 million due to increases in software licenses, training, and support related to our new IT systems, and crew travel, which were offset in part by gains on the sale of flight equipment.

Special charges. During the nine months ended September 30, 2024, we recorded $40.0 million of special charges including $28.4 million of accelerated depreciation from the early retirement of 21 airframes through 2026 pursuant to a revised fleet plan, $10.8 million related to the ratification bonus on our new flight attendant collective bargaining agreement, as well as $3.4 million of compensation costs related to an organizational restructuring of administrative personnel. These charges were offset by net insurance recoveries related to Sunseeker Resort hurricane damages of $2.6 million.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased by $1.3 million, or 2.6 percent, for the nine months ended September 30, 2024, compared to the same period in 2023. Interest expense increased by $6.1 million, primarily as the result of an increase in the average variable interest rate during the period. Capitalized interest increased $5.8 million as the result of an increase in capitalized interest of $21.2 million driven by increased pre-delivery deposits on aircraft, offset by a $15.5 million decrease in capitalized interest related to the Sunseeker Resort. Interest income decreased by $1.0 million as a result of lower average investment balances, which was offset in part by higher yields on investments compared to the same period in the prior year.

Income Tax Expense

We recorded a $2.7 million income tax benefit at an effective rate of 10.3 percent compared to a $41.3 million tax expense at a 25.7 percent effective tax rate for the nine months ended September 30, 2024 and 2023, respectively. The 10.3 percent effective tax rate for the nine months ended September 30, 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended September 30,			Percent Change (1)
	2024	2023		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,256,249	4,292,031		(0.8)%
Available seat miles (ASMs) (thousands)	4,501,532	4,433,767		1.5
Airline operating expense per ASM (CASM) (cents)	12.35 ¢	12.62	¢	(2.1)
Fuel expense per ASM (cents)	3.29 ¢	3.79	¢	(13.2)
Airline special charges per ASM (cents)	0.17 ¢	0.34	¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.89 ¢	8.49	¢	4.7
Departures	29,884	29,251		2.2
Block hours	68,453	67,312		1.7
Average stage length (miles)	856	858		(0.2)
Average number of operating aircraft during period	124.1	126.8		(2.1)
Average block hours per aircraft per day	6.0	5.8		3.4
Full-time equivalent employees at end of period	5,827	5,578		4.5
Fuel gallons consumed (thousands)	55,190	54,320		1.6
ASMs per gallon of fuel	81.6	81.6		—
Average fuel cost per gallon	$2.69	$3.09		(12.9)

Scheduled service statistics:
Passengers	4,195,572	4,234,196		(0.9)
Revenue passenger miles (RPMs) (thousands)	3,701,747	3,744,225		(1.1)
Available seat miles (ASMs) (thousands)	4,326,870	4,280,034		1.1
Load factor	85.6%	87.5%		(1.9)
Departures	28,519	28,040		1.7
Block hours	65,656	64,857		1.2
Average seats per departure	175.9	176.8		(0.5)
Yield (cents) (2)	5.88 ¢	6.49	¢	(9.4)
Total passenger revenue per ASM (TRASM) (cents)(3)	12.21 ¢	12.78	¢	(4.5)
Average fare - scheduled service(4)	$51.92	$57.43		(9.6)
Average fare - air-related charges(4)	$64.63	$64.50		0.2
Average fare - third party products	$9.40	$7.31		28.6
Average fare - total	$125.95	$129.23		(2.5)
Average stage length (miles)	863	864		(0.1)
Fuel gallons consumed (thousands)	52,993	52,491		1.0
Average fuel cost per gallon	$2.68	$3.07		(12.7)
Percent of sales through website during period	92.4%	95.1%		(2.7)
Other data:
Rental car days sold	322,076	335,542		(4.0)
Hotel room nights sold	45,620	54,447		(16.2)
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
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Nine Months Ended September 30,		Percent Change (1)
	2024	2023	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	12,982,957	13,196,465	(1.6)%
Available seat miles (ASMs) (thousands)	14,286,712	14,164,936	0.9
Airline operating expense per ASM (CASM) (cents)	12.37 ¢	11.78 ¢	5.0
Fuel expense per ASM (cents)	3.42 ¢	3.67 ¢	(6.8)
Airline special charges per ASM (cents)	0.30 ¢	0.11 ¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.65 ¢	8.00 ¢	8.1
Departures	91,361	90,792	0.6
Block hours	216,844	215,716	0.5
Average stage length (miles)	886	883	0.3
Average number of operating aircraft during period	125.1	124.7	0.3
Average block hours per aircraft per day	6.3	6.3	—
Full-time equivalent employees at end of period	5,827	5,578	4.5
Fuel gallons consumed (thousands)	171,556	170,271	0.8
ASMs per gallon of fuel	83.3	83.2	0.1
Average fuel cost per gallon	$2.85	$3.05	(6.6)

Scheduled service statistics:
Passengers	12,837,860		13,076,015		(1.8)
Revenue passenger miles (RPMs) (thousands)	11,693,844		11,947,986		(2.1)
Available seat miles (ASMs) (thousands)	13,811,809		13,778,994		0.2
Load factor	84.7%		86.7%		(2.0)
Departures	87,824		87,800		—
Block hours	209,219		209,468		(0.1)
Average seats per departure	176.4		176.1		0.2
Yield (cents) (2)	6.93	¢	7.55	¢	(8.2)
Total passenger revenue per ASM (TRASM) (cents)(3)	12.84	¢	13.46	¢	(4.6)
Average fare - scheduled service(4)	$63.10		$68.95		(8.5)
Average fare - air-related charges(4)	$66.47		$66.28		0.3
Average fare - third party products	$8.56		$6.57		30.3
Average fare - total	$138.13		$141.80		(2.6)
Average stage length (miles)	891		889		0.2
Fuel gallons consumed (thousands)	165,728		165,599		0.1
Average fuel cost per gallon	$2.85		$3.05		(6.6)
Percent of sales through website during period	94.0%		95.3%		(1.3)
Other data:
Rental car days sold	1,051,425		1,081,483		(2.8)
Hotel room nights sold	168,751		193,643		(12.9)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $804.6 million as of September 30, 2024, from $870.7 million at December 31, 2023. Investment securities represent highly liquid marketable securities which are available-for-sale.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased by $76.6 million from $2.28 billion as of December 31, 2023 to $2.21 billion as of September 30, 2024. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of September 30, 2024 was $1.38 billion, a decrease of $5.4 million from December 31, 2023.

During the nine months ended September 30, 2024, we entered into credit agreements for up to $218.5 million which will be collateralized by new aircraft deliveries. These commitments, along with commitments existing prior to first quarter 2024, are expected to refinance on a long-term basis $106.9 million of our PDP loan balances which are presently classified as current maturities of long term debt. We will draw on these financing commitments at the delivery of the respective aircraft as they will be funded when the aircraft to be pledged are delivered to us.

As of September 30, 2024, approximately 80.6 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the nine months ended September 30, 2024, our operating activities provided $254.1 million of cash compared to $369.5 million during the same period 2023. This change is primarily attributable to a $143.6 million decrease in net income compared to the 2023 period.

Investing Activities. Cash used for investing activities was $40.8 million during the nine months ended September 30, 2024 compared to $537.4 million during the same period in 2023. The change is primarily attributable to a $387.6 million decrease in cash used for purchase of property and equipment, including aircraft PDPs and a $117.8 million increase in proceeds from maturities of investment securities, net of purchases.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2024 was $81.9 million, compared to $229.2 million provided by financing activities during the same period in 2023. Proceeds from debt issuances and finance lease obligations exceeded principal repayments by $188.0 million during the nine month period ended September 30, 2023, whereas principal repayments exceeded proceeds from debt issuances and finance lease obligations by $76.6 million during the same period in 2024. The remaining change in financing activity relates to a $52.5 million decrease in financing disbursements related to the Sunseeker construction loan and an additional $10.9 million paid in cash dividends in 2024 compared to the same period in 2023, offset by a decrease of $11.7 million in cash used for common stock repurchases in 2024 compared to 2023.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of and labor actions at Boeing on its aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing and other third parties to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of management changes and the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully operate Sunseeker Resort at Charlotte Harbor, increases in maintenance costs and the availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2024. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2023 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited).

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2024 represented 26.2 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the nine months ended September 30, 2024, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $48.6 million. We do not hedge fuel price risk.

Interest Rates

As of September 30, 2024, we had $427.8 million of variable-rate debt, including current maturities, and without reduction for $2.8 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $3.2 million for the nine months ended September 30, 2024.

Item 4. Controls and Procedures

As of September 30, 2024, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the Securities Exchange Commission on February 29, 2024, other than the following risk factor:

Labor actions at Boeing will likely delay its production schedule, which could impact us as delivery delays may result in lower profitability than expected and delayed growth.

We are relying on Boeing to deliver our new 737 MAX aircraft to support airline growth and to replace aircraft we have designated for retirement.

In addition to the regulatory issues Boeing is facing, its machinists began to strike on September 13, 2024, which ended on November 5, 2024. The strike will likely further delay aircraft deliveries to us, and it is not possible to predict for what period our deliveries will be further delayed. Any further delays might disproportionately affect us as we expect to rely on these new aircraft for operating efficiencies and to augment our fleet as well as to replace aircraft to be retired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during third quarter 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
July	20,342	$49.39	None
August	9,325	$45.95	None
September	5,954	$50.88	None
Total	35,621	$48.74	—	$75,697

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on January 30, 2024. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 25, 2024).
10.1	Second Amended and Restated Employment Agreement between the Company and Gregory C. Anderson effective as of September 1, 2024.
10.2	Second Amended and Restated Employment Agreement between the Company and Scott DeAngelo dated as of July 1, 2024.
10.3	Separation Agreement and Mutual Release of All Claims by and between the Company and Scott DeAngelo.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 5, 2024	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Senior Vice President and Chief Financial Officer) and as Principal Financial Officer