Form 10-K
period 2024-12-31
Allegiant Travel CO
filed 2025-03-03
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2024

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $776.9 million computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 18, 2025 was 18,338,274.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 26, 2025, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 93.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2024

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports and registration statements filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, regulatory reviews of, and production limits on, The Boeing Company impacting our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of governmental regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully operate Sunseeker Resort at Charlotte Harbor or to dispose of an interest in it on acceptable terms, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results, and the perceived acceptability of our environmental, social and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

Item 1. Business

Overview

We are a leisure travel company focused on providing travel and leisure services and products to residents of under-served cities in the United States. Our vision is to be the leading airline in the communities we serve, offering reliable, nonstop travel at unbeatable value. We were founded in 1997 and, in conjunction with our initial public offering in 2006, we incorporated in the state of Nevada. Our unique business model provides diversified revenue streams from various travel services and product offerings which distinguish us from other travel companies. We operate a low-cost, low utilization passenger airline marketed primarily to leisure travelers in under-served cities, allowing us to sell air transportation both on a stand-alone basis and bundled with the sale of air-related and third party services and products. In addition, we provide air transportation under fixed fee flight arrangements. Our developed nation-wide route network, pricing philosophy, direct distribution, award-winning loyalty programs, advertising, and product offerings built around relationships with premier leisure companies, are all intended to appeal to leisure travelers and make it attractive for them to purchase air travel and related services and products from us.

In connection with our leisure travel focus, we opened Sunseeker Resort Charlotte Harbor on December 15, 2023. The resort has 785 guestrooms (including suites) and 18 curated food and beverage outlets.

Below is a brief description of the travel services and products we provide to our airline customers:

Scheduled service air transportation. We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 1, 2025, our operating fleet consisted of 119 Airbus A320 series aircraft and four Boeing 737 series aircraft. As of that date, we were selling travel on 577 routes to 122 cities. Of these routes, 432 of them are unique city pairs which do not have any current nonstop competition with other airlines. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services. We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include larger seats, baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. We also offer certain bundles of air-ancillary products where customers can choose popular combinations of these products at a discounted price to the combined individual prices. The revenue for ancillary air-related products and services is reflected in the passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from our co-brand Allegiant credit card and our non-card loyalty program.

Third party products and services. We offer third party travel products such as hotel rooms, ground transportation (rental cars and hotel shuttle products) and travel insurance from a third party insurer for sale to our passengers. The marketing component of revenue related to our co-brand credit card is also included in this category.

Fixed fee contract air transportation. We provide air transportation through fixed fee agreements and charter service on a year-round and ad-hoc basis.

Allegiant ONE

We continue to sharpen our focus on our strength - our unique airline and seeking to return to historical margins. We have coined this next stage of our Company strategy as "Allegiant ONE" which currently includes the following Company goals:
•maintaining our foundation of providing affordably accessible all-nonstop air travel while refining and strengthening our air travel product
•expanding our already broad domestic network as we have identified more than 1,400 incremental routes of which more than 75 percent currently have no nonstop service
•earning the right to grow by seeking to restore historical margins and strengthening our balance sheet
•taking advantage of the foundational technology we now have in place to leverage and embrace advancing technology (such as AI) to offer increased value to our customers and be able to scale more productively
•increasing peak period service to 1,000 daily departures over time once we feel we have earned the right to grow
•achieving at least 15 percent of new revenue from sources other than capacity growth
•seeking to offer (subject to government approval) transborder international scheduled service to premier beach destinations in Mexico through our partnership with VivaAerobus
•utilizing our customer data to offer personalized and more attractive product offerings
•transforming our eCommerce strategy to create a frictionless experience for our customers and drive increased air ancillary and third party products revenue generation
•expanding our award-winning co-brand credit card program and our non-card loyalty program
•revisiting our marketing strategy to be more surgical and measured
•seeking to remove Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") from our balance sheet through a sale or stake sale on acceptable terms

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is http://www.allegiant.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

	Traditional Airline Approach	Allegiant Approach
Customer Base:	Business and leisure	Leisure
Network:	Primarily large and mid-sized markets	Almost all routes serve small/medium-sized under-served markets
Flight Connections:	Nonstop or connect through hubs	All nonstop
Competition:	High	Low
Schedule:	Uniform throughout the week	Low frequency/variable capacity
Distribution:	Sell through various intermediaries	Sell only directly to travelers
Fare Strategy:	High base fares/low ancillary revenue	Low base fares/high ancillary revenue

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
We have established a broad route network with a national footprint. As of February 1, 2025, we serve 533 active routes between 86 origination cities and 36 leisure destinations in 42 states, and as of that date, we had announced 44 new routes scheduled to begin service in 2025. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint, coupled with our low frequency scheduling, provides us with a diversified, resilient network. We operate to more cities than any non-legacy U.S. carrier and with more than 75 percent of our routes not having nonstop competition. This makes us an important travel option for a large cross section of the country and protects us against overexposure to any one geographic location. Our 23 bases spread throughout the country provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 1, 2025, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

Bellingham
Kalispell
Spokane
Pasco
Portland
Missoula
Great Falls
Minot
Grand Forks
Eugene
Fargo
Bismarck
Bozeman
Billings
Medford
Boise
St. Cloud
Minneapolis
Idaho Falls
Rapid City
Sioux Falls
Appleton
Traverse City
Grand Rapids
Flint
Chicago
Rockford
Cedar Rapids
Moline
Des Moines
Omaha
Grand Island
Peoria
Bloomington
Springfield
Indianapolis
Toledo
South Bend
Fort Wayne
Akron -Canton
Pittsburgh
Clarksburg
Columbus
Dayton
Cincinnati
Louisville
Huntington
Lexington
Evansville
Belleville
Kansas City
Wichita
Springfield
Tulsa
Oklahoma City
Northwest Arkansas
Memphis
Little Rock
Nashville
Knoxville
Tri-Cities
Chattanooga
Asheville
Greenville / Spartanburg
Columbia
Concord
Greensboro
Roanoke
Plattsburgh
Bangor
Portsmouth
Boston
Providence
Syracuse
Rochester
Albany
Niagara Falls
Newburgh
Elmira
New York City
Allentown
Harrisburg
Hagerstown
Washington D.C. / Dulles
Richmond
Norfolk
Myrtle Beach
Charleston
Savannah / Hilton Head
Jacksonville
Orlando / Sanford
Orlando
Melbourne / Cocoa Beach
West Palm Beach
Tampa / St. Pete
Sarasota / Bradenton
Fort Myers / Punta Gorda
Fort Lauderdale
Key West
Destin / Ft. Walton Beach
Gulf Shores / Orange Beach
New Orleans
Shreveport
Houston
Austin
Laredo
McAllen
San Francisco / Oakland
Stockton
Monterey
Fresno
Provo
Denver
Colorado Springs
Las Vegas
Santa Maria
Los Angeles
Palm Springs
Santa Ana / Orange County
San Diego
Phoenix
Phoenix / Mesa

We have identified more than 1,400 additional domestic routes which we could target in the future to further expand our network.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $75.83 per passenger in 2024. We own and manage our own eCommerce platform, which gives us the ability to modify our system to enhance third party product offerings based on specific needs. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

Capacity management

We actively manage our seat capacity to match leisure demand patterns. This is enabled by our highly variable cost structure which allows us to increase capacity in high demand periods. This has resulted in our being able to generate a disproportionate portion of our operating income in the peak periods including March, summer (June and July) and the holiday seasons.

Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2024, during our peak demand period in June, we averaged 7.8 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 4.5 system block hours per aircraft per day, which is approximately 42 percent less than the average system block hours in June. During 2025, we expect to increase peak period utilization closer to 2019 levels.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which typically provide a consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2024, we were able to profitably fly a disproportionately low 11 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

To effectively hedge against fuel cost increases, during periods of high fuel cost we will often reduce capacity, particularly in off peak periods, and focus our flying in peak periods which drives higher fares to offset the fuel cost increases. Conversely, during periods of lower fuel costs, we will increase flying in off-peak periods as marginally profitable flights will become more profitable with lower fuel costs.

Our strong revenue production from ancillary items, coupled with our ability to rapidly adjust capacity, has allowed us to consistently operate profitably and in many cases, produce among the industry leading margins in challenging macro environments, including periods of high fuel prices, economic recession and a pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry, particularly as a solely leisure focused carrier. In evaluating our cost performance, our management team typically compares to the following other publicly held domestic airlines: Delta Air Lines, American Airlines, United Airlines, Southwest Airlines, JetBlue Airways, Alaska Airlines, Spirit Airlines, Frontier Airlines and Sun Country Airlines (which we refer to as the "Industry"). Our airline operating cost per available seat mile (CASM), excluding fuel, special charges, and Sunseeker Resort was 8.56 ¢ in 2024, which we believe is among the lowest in the industry and significantly lower than the legacy carriers.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by opportunistically acquiring aircraft and by primarily owning our aircraft. As of February 1, 2025, we own or finance lease all but 17 of the aircraft in our operating fleet. In addition, we believe that we properly balance lower aircraft acquisition costs and operating costs to seek to minimize our total costs.

Throughout our history, we have purchased new and used aircraft opportunistically. As of February 1, 2025, our operating fleet consists of four Boeing 737 MAX aircraft and 119 Airbus A320 series aircraft, of which 106 were acquired used and 13 were acquired new.

During the pandemic-impacted 2021, we opportunistically approached major aircraft manufacturers seeking proposals for new technology aircraft and engines. The process culminated with our entering into an agreement with The Boeing Company ("Boeing") and CFM International ("CFMI") to purchase 50 newly manufactured 737 MAX aircraft with options to purchase additional 737 MAX aircraft. We amended this agreement in 2023 with revised terms that now provide us with options to purchase up to an additional 80 737 MAX aircraft. We amended this agreement again in 2024 with revised terms whereby all 50 firm aircraft orders are due for delivery by the end of 2027. Our deliveries may be delayed by various factors including Boeing's ability to produce and deliver aircraft as scheduled. See Item 1A – Risk Factors - "Regulatory review of Boeing's operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences." We believe this new aircraft purchase will be complementary with our low cost strategy. Our intent to retain ownership of the aircraft, coupled with the longer useful life for depreciation purposes should result in similar ownership expense when compared with a used aircraft in our fleet. In addition, the expected fuel savings, improved operational reliability, and other savings expected from the use of these new aircraft should aid in improving our overall low cost structure, and the lower cost of operating this aircraft is expected to allow us to profitably add new service or routes.

We continue to consider the acquisition of used aircraft as necessary to support planned growth and aircraft retirements.

Low distribution costs. Our nontraditional marketing approach reduces distribution costs. We do not sell our product through outside sales channels, thus avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers can only purchase air travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of air travel through our website is the least expensive form of distribution for us and accounted for 93.6 percent of our scheduled service revenue during 2024.

Data driven. As an organization, we strive to always use data to make informed, fact-based decisions. We are continuing to focus on capturing data to identify trends and patterns in an effort to gain efficiencies and decrease costs. For example, we utilize predictive maintenance to identify necessary aircraft maintenance before a problem arises, thereby avoiding unscheduled maintenance events which are costly and disruptive to our operations. In addition, our direct to consumer distribution method results in enhanced data which helps us deepen our relationship with our customers and increase sales.

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
Cost-driven schedule. We aim to build our scheduled service so that substantially all of our crews and aircraft return to base each night. This allows us to optimize crew efficiency, and more cost-effectively manage maintenance, spare aircraft and spare parts. Additionally, this structure allows us to add or subtract markets served by a base without incremental costs. We believe leisure travelers are generally less concerned about departure and arrival times than business travelers, so we are able to schedule flights at times that enable us to reduce costs while remaining desirable to our leisure customers.
Ancillary product offerings

We believe leisure travelers are generally more price-sensitive than other travelers. As such, we offer the unbundling of the air transportation product by charging fees for services many U.S. airlines have historically only bundled in their base fare. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. One popular ancillary product offering is our extra legroom option, Allegiant Extra, which offers an additional six inches of seat pitch, reserved overhead bin space, and priority boarding on select routes. As of December 31, 2024, 56 of our aircraft have been fitted with the Allegiant Extra configuration. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. Our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

We offer various bundled ancillary products allowing customers to elect to purchase multiple ancillary products at a discount from the combined prices of the individual products.

Revenue from ancillary items will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and airport shuttle service as well as travel insurance from a third party. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have partnered exclusively with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2024, we had $832.9 million of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations (net of related costs) of $2.07 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $1.23 billion as of December 31, 2024. As of February 21, 2025, we have $225.0 million of undrawn capacity under revolving credit facilities, $25.1 million of undrawn capacity under our PDP (pre-delivery payments) facilities, and $87.5 million in committed aircraft financing facilities.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes as of February 1, 2025 are summarized below (includes 533 active routes, and 44 newly announced routes as of February 1, 2025, which will begin service in 2025):

Routes to Orlando (MCO & SFB)	72
Routes to Tampa/St. Petersburg	62
Routes to Las Vegas	55
Routes to Punta Gorda	50
Routes to Phoenix (AZA & PHX)	47
Routes to Sarasota	35
Routes to Destin	33
Other routes	223
Total routes	577

The number of routes served varies from time to time as some routes are offered seasonally or on a temporary basis.

Marketing and Distribution

Core to Allegiant’s business model is our direct-to-customer distribution. In lieu of the Global Distribution System ("GDS") and online travel agency ("OTA") distribution systems used by most airlines, allegiant.com is our primary distribution method. This low-cost strategy results in significant cost savings by avoiding fees associated with the GDS or OTAs. It also enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

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

Beyond allegiant.com, we market our products and services through a combination of traditional advertising, including radio, television as well as digital advertising. Enhanced data and analytics are being streamlined into our digital advertising system to build more targeted campaigns driving efficiency in our digital media spend. We can more surgically match our digital advertising dollars and the impressions they drive with the web users who are most likely to book their travel for our routes, to better optimize load and yield.

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

Our co-brand credit card incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like complimentary priority boarding. Cardholders are among our most engaged customers and book air ancillary and third-party products at a higher rate than other customers. As of December 31, 2024, we had more than 545 thousand co-brand credit cardholders. For six years in a row, Allegiant's co-brand credit card has been voted as the No. 1 Best Airline Credit Card and in 2024, our non-card loyalty program Allways Rewards® was once again rated as the number one Best Frequent Flyer Program in USA Today's 10 Best Loyalty/Rewards Readers' Choice Awards. Allways Rewards®, with more than 18 million members at December 31, 2024, allows us to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in customer loyalty and increased revenues over time.

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

Competition

The airline industry is highly competitive. Passenger demand and fare levels have historically been influenced by, among other things, the general state of the economy, international events, fuel prices, industry capacity, and pricing actions taken by other airlines. The principal competitive factors in the airline industry are price, nonstop flights, schedule, customer service and on-board experience, routes served, types of aircraft, safety record and reputation, code-sharing relationships, and frequent flyer or loyalty programs.

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

We believe our under-served city strategy with less than daily service has reduced the intensity of competition we might otherwise face. As of February 1, 2025, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport and at 12 other airports in our network. In each of Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater International Airport, we provide more than 97 percent of the scheduled service in these markets. However, most U.S. airlines serve the major airports for Orlando, Phoenix, Fort Myers, and Tampa.

Allegiant and Breeze Airways are the only carriers at Plattsburgh International Airport (PBG), Portsmouth International Airport (PSM), and Stewart International Airport (SWF). Allegiant and Avelo Airlines are the only carriers at Concord-Padgett Regional Airport (USA). In addition, many U.S. airlines serve our other leisure destinations. As a result, there is potential for increased competition on our routes.

As of December 31, 2024, we face mainline non-stop competition on approximately 25 percent of our operating and announced routes. We overlap with Southwest Airlines on 78 routes, Spirit Airlines on 28 routes, Frontier Airlines on 30 routes, American Airlines on 17 routes, Breeze Airways on 30 routes, Delta Airlines on 15 routes, United Airlines on 11 routes, JetBlue Airways on seven routes, Sun Country Airlines on five routes and Alaska Airlines on two routes. In many cases, we face competition from more than one other airline on the same route, resulting in a total of 145 competitive routes as of that date and 440 routes with no current nonstop competition. We may also experience additional competition based on recent route announcements of other airlines.

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

Employees

As of December 31, 2024, the airline employed 5,991 full-time equivalent employees. Full-time equivalent employees consisted of approximately 1,375 pilots, 1,900 flight attendants, 775 airport operations personnel, 825 maintenance personnel, 200 reservation agents, 50 flight dispatchers, and 875 management and other personnel. Additionally, we employed approximately 700 full-time equivalent employees at Sunseeker Resort as of the same date.

Four groups of our employees – pilots, flight attendants, dispatchers, and maintenance technicians – are represented by labor organizations pursuant to the Railway Labor Act (“RLA”). Those unions have negotiated separate collective bargaining agreements (“CBAs”) with us covering the rates of pay, rules, and working conditions that apply to those employees.

The CBAs covering our dispatchers, maintenance technicians, and flight attendants do not become amendable until 2026, 2028, and 2029, respectively. The CBA covering our pilots became amendable in 2021 and we are currently engaged in collective bargaining with the representatives of those employees for a successor agreement.

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

In 2023, we and the union that represents our pilots jointly requested the appointment of a mediator through the NMB. The NMB has appointed a mediator and the parties continue to participate and make progress in mediated negotiations.

To date, we have not experienced any work interruptions or stoppages from our non-unionized or unionized employee groups.

Human Capital

As part of our human capital resource objectives, we seek to recruit, retain, and develop our existing and future workforce. We have always hired and will continue to hire based on merit. We strive to build and maintain an environment that people want to join, and where team members want to stay to build their careers. Our total rewards philosophies support these objectives. Above all else, safety is our number one core value, along with collaboration, focus, excellence, and sunshine that define our human capital mission.

We are committed to create a culture and environment where team members are safe and can thrive. This is accomplished through committees of leadership, including our Employee Experience Leadership Team, who are committed to making sure that policies and procedures are evaluated from all groups. Leadership also supports the efforts of Team Members through our Fun Squad, Network Groups, Interest Groups and more.

Our total rewards philosophy is based around building a culture of high performance. We utilize competitive base salaries, performance-based bonuses, spot rewards, profit sharing, and equity as attraction and retention tools for our team members.

As of December 31, 2024, the airline had more than 6,400 team members (including both full-time and part-time employees), of whom approximately 83 percent are in front line positions such as flight crew, mechanics or airport personnel. Additionally, we had over 750 full-time and part-time Sunseeker Resort employees as of same date.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members, but also our customers in all things we do.

Our human capital focus has been externally recognized through Allegiant’s placement in 2024 on Newsweek's America's Greatest Workplaces for Diversity, Best of the Best, and Most Responsible Companies. In 2024, Allegiant also received honors from U.S. News Best Companies to Work For, VETS Indexes, and Time's Best Mid-Size Companies.

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

Artificial Intelligence

We have established an Artificial Intelligence (“AI”) Council to explore and implement AI-driven solutions across various business operations. This Council, composed of cross-functional leaders and experts, is focused on automating routine processes, enhancing data analytics capabilities, and improving decision-making frameworks. The AI Council is also responsible for addressing potential risks associated with AI implementation, including data privacy, security, and ethical considerations.

System Implementations

Beginning in 2021, we have made significant investments to replace certain core proprietary systems with more advanced and integrated third party software solutions. We have selected SAP as our accounting system, Trax as our maintenance, repair, and overhaul ("MRO") and materials and inventory management system, and Navitaire as our passenger service system. We are transitioning to new systems in other areas as well.

SAP's accounting system is expected to simplify our financial operations, enabling real-time data access and improved financial reporting. Trax's MRO system is expected to provide enhanced maintenance, repair, and overhaul operations, streamlining aircraft maintenance schedules and reducing associated costs. Navitaire’ s reservations system is expected to improve the way the airline manages customer interactions, reservations, and allows for dynamically priced ancillary products. Navitaire is also expected to facilitate the initiation and operation of our planned joint alliance with VivaAerobus. We successfully switched over to SAP and Navitaire in 2023 and Trax in 2024.

Community Involvement

We have worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Wingz Kids Snack Pack to the organization. To date, we have flown more than 2,000 wish kids - along with their families - to their destinations. This in-kind flight program provides Make-A-Wish with a valuable service at no cost to the organization or the wish families. Additionally, we donate the use of 7,500 square feet of office space at our headquarters campus to the Southern Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings and a place of support for families of children receiving wishes. We are considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions. Allegiant is the only airline to feature a special Make-A-Wish livery on one of our A320 Airbus aircraft, a symbol of our dedication to making air travel accessible to all.

In 2024, Allegiant awarded a 17-year old girl from Florida a Careers in Aviation scholarship in partnership with the Boys & Girls Club of America. She received $34,000 to pay for tuition and expenses as she pursues her bachelor's degree at Embry-Riddle Aeronautical University. Since 2023, we have donated $1 million to Boys & Girls Club of America to fund programs designed to inspire children to choose future careers in aviation.

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

In the wake of hurricanes Helene and Milton in 2024, Allegiant partnered with Airlink Flight, a nonprofit that transports relief workers and emergency supplies for reputable non-governmental organizations (NGOs) responding to rapid-onset disasters and other humanitarian crises around the globe.

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

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus continue to await U.S. government approval of our joint application to the DOT requesting approval of, and antitrust immunity for, the alliance. We are hopeful that the change in the Presidential administration will bring a favorable resolution to this historically long process. The DOT process progressed substantially under the prior administration, but review was suspended in 2023 pending the outcome of diplomatic engagement on broader treaty issues.

We believe this alliance is consistent with the DOT's goal of providing maximum benefits to the public, as the alliance is expected to increase competition, reduce transborder fares and provide increased nonstop service for our consumers traveling between the U.S. and Mexico.

The alliance is anticipated to add new transborder routes and nonstop competition where currently only connecting service is available. More than 250 new potential nonstop route opportunities have been identified as part of the DOT application, though specific routes targeted for service will be announced at a later date, following the application's approval. We and VivaAerobus expect to offer flights under the alliance after governmental approval of the applications.

Sunseeker Resort
Sunseeker Resort at Charlotte Harbor ("Sunseeker" or the "Resort") opened in December 2023. The Resort consists of more than 500 hotel rooms, 189 one-, two- and three-bedroom suites with full kitchens and washer-dryers, 18 restaurants, including five stand-alone restaurants, a food hall with 11 food and beverage concepts and two other poolside options. The two-bedroom suites can be separately locked allowing for up to 785 keys on the property.

The Resort has 60,000 square feet of convention and meeting space which can accommodate up to 1,200 attendees. The convention area includes innovative technology and features two waterfront ballrooms. Accompanying the ballrooms are two executive boardrooms, 12 meeting rooms, and an ideation suite with separate breakout rooms. During the year ended December 31, 2024, we hosted approximately 250 groups with more than 42,000 attendees.

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

We have engaged experienced hospitality advisors to identify areas for improvement to optimize the value of this asset and, in addition, there is currently an ongoing process to explore strategic alternatives for the Resort, including a potential sale or stake sale.

As of February 1, 2025, the Resort and Aileron Golf Course employ more than 750 employees.

Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, and are in amounts we believe to be adequate to protect us against material loss. The policies principally provide coverage for public liability, war-risk, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, directors and officers insurance and workers’ compensation. We also maintain what we believe to be customary insurance on Sunseeker Resort. There is no assurance, however, that the amount of insurance we carry will be sufficient to protect us from material loss in all cases as our insurance provides for customary deductibles, co-insurance, caps and exclusions. Available commercial insurance in the future could be more expensive, could have material differences in coverage than is currently provided, and may not be adequate to protect us from risk of loss.

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

In addition, the DOT has authority to approve alliance or partnership agreements under which two or more air carriers collaborate and to grant immunity from U.S. antitrust laws for the provision of such collaboration. In December 2021, we (i.e., our airline subsidiary) and Aeroenlaces Nacionales, S.A. de C.V. doing business as VivaAerobus (“Viva”), a Mexican airline, submitted to DOT a joint application requesting approval of and antitrust immunity for a comprehensive alliance agreement applicable to all routes we and/or Viva may operate between points in the United States and points in Mexico. The joint application explains how the proposed Allegiant-Viva alliance is expected to benefit the traveling public (as well as Allegiant, Viva, and their respective employees) by bringing significant new competition and service options, including lower fares, additional capacity on existing routes, and increased overall transborder capacity in the form of nonstop flights on routes now served only via connecting service. Over a period of 20 months the DOT’s review and analysis progressed substantially, but on July 31, 2023, the DOT suspended processing of the joint application pending resolution of an aviation trade dispute between the governments of Mexico and the United States that arose earlier in 2023. The dispute remains unresolved and there is no assurance when or whether the DOT will ultimately approve the agreement and grant antitrust immunity. Although the new Presidential administration has indicated there is a stated objective at the DOT to reduce areas where government friction has stymied private sector partnership and growth, there can be no assurance that other factors will not continue to delay approval of our application.

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

FAA. The FAA primarily regulates flight operations and safety, including matters such as airworthiness and maintenance requirements for aircraft, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations, and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operation specifications issued to the airline by the FAA, authorizes the airline to operate scheduled service at specific airports using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all our aircraft, and we hold the necessary FAA authority to fly to all the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview, to modify, suspend or revoke our authority to provide air transportation, to approve or disapprove the addition of scheduled service to new cities and aircraft to our operation specifications, and to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can negotiate the assessment of civil penalties with us for such failures and if we are unable to come to an agreement, institute proceedings to assess civil penalties unilaterally for such failures after notice and hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs pre-scheduled inspections as well as frequent spot inspections of our aircraft, employees and records.

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

We believe DOT Secretary Duffy’s recent statement that he plans to involve the Department of Government Efficiency (DOGE) team to review and overhaul technological systems and procedures at the FAA is a positive sign that critical aspects of the aging National Air System, including AWOS/ASOS weather observing systems, could soon receive modernization, replacement or repair.

Security. Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. We operate in accordance with a TSA-approved security program. The TSA has enforcement powers similar to the DOT’s and FAA’s described above. It also has the authority to issue regulations and security directives, including in cases of emergency, without advance notice, which may encompass actions up to and including issuance of a grounding order as occurred on September 11, 2001.

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. A five-year reauthorization extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") was approved by Congress in May 2024, reauthorizing the FAA and extending the expiration of the FET to September 30, 2028. All carriers are required to collect these taxes from passengers and pass them through to the federal government. In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, U.S. Customs and Border Protection ("CBP"), U.S. Citizenship and Immigration Services (“CIS”), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers are required to collect these fees from passengers and pass them through to the respective federal agency or airport authority. These fees do not need to be reauthorized, although their amounts may be revised periodically.

At any time, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. The CBP fee is inflation adjusted every October 1, and the APHIS fees are set to increase each of the next three years on October 1. All of the aviation fees also may be increased by their implementing federal agency via a rulemaking. Increasing the overall price charged to passengers could lessen demand for air travel. Additionally, federal funding to airports and/or airport bond financing could be affected through additional legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

In 2016 the U.S. Environmental Protection Agency (“EPA”) formally concluded that current and projected concentrations of greenhouse gases ("GHG") emitted by various aircraft, including all the aircraft we and other air carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. In January 2021, the EPA adopted regulations setting emissions standards for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. In February 2024, the FAA adopted regulations setting fuel efficiency requirements for certification of certain airplanes implementing these EPA requirements. These new EPA and FAA standards and procedures harmonize with International Civil Aviation Organization ("ICAO") requirements. The aircraft we currently operate are not affected by these standards, and those we have on order would be affected only if manufactured after December 31, 2027.

In response to growing concerns over GHG emissions from the aviation sector, particularly carbon emissions and their role in climate change, the ICAO introduced a market-based mechanism, the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), in 2016. CORSIA aims to stabilize carbon emissions from international flights, setting a target for carbon-neutral growth starting in 2021. Airlines are expected to offset any growth in emissions beyond the set baseline through approved carbon-offsetting practices or by using sustainable aviation fuels ("SAF"). The initial CORSIA baseline was determined by the average emissions from 2019 and 2020. However, the COVID-19 pandemic's dramatic effect on international travel led to a recalibration in June 2020, eliminating 2020 from the baseline calculation for CORSIA's initial phase (2021-2023). A revised baseline pegged at 85% of 2019's emissions levels, was introduced in 2022 for application from 2024 to 2035. CORSIA is being implemented in stages, beginning with a pilot phase that ran from 2021 through 2023. The pilot phase was followed by a first phase of the program, which began January 1, 2024. The second phase of the program will begin in 2027. While participation in the early and pilot stages is optional, the second phase mandates involvement from certain countries, including the U.S. The current Presidential administration swiftly withdrew from the Paris Climate Accord, raising the prospect that U.S. participation in other multinational climate agreements may be similarly impacted.

At the current time, it appears unlikely the current Presidential administration and U.S. Congress will continue the prior legislative and regulatory concern of the previous administration regarding the environmental impacts of the air transportation industry. However, these concerns may again increase at some point in the future, in which case, the longer term effects on our fleet and operating costs may be substantial.

According to a September 2021 White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. The FAA announced a U.S. aviation sector goal of net-zero GHG emissions by 2050, consistent with the broader federal objective of achieving net-zero GHG emissions economy-wide by 2050. These or similar initiatives may also be modified by the current Presidential administration.

Federal law recognizes the right of airport operators with special noise concerns to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. Few of the airports we serve currently impose such restrictions on the number of flights or hours of operation that have a meaningful impact on our operations. It is possible one or more such airports or others may impose additional or future restrictions with or without advance notice, which may impact our operations.

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

Our operations may become subject to additional federal requirements in the future under certain circumstances. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. Changes to the federal excise tax and other government fees imposed on air transportation have been proposed and implemented from time to time and may result in an increased or reduced tax burden for airlines and their passengers.

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

International air transportation, whether provided on a scheduled or charter basis, is subject to the laws, rules, regulations, and licensing requirements of the foreign countries to, from, and over which the international flights operate. Foreign laws, rules, regulations and licensing requirements governing air transportation are generally similar, in principle, to the regulatory scheme of the United States as described above, although in some cases foreign requirements are comparatively less onerous and in others, more onerous. We must comply with the laws, rules and regulations of each country to, from, or over which we operate. Our proposed U.S.-Mexico alliance with Viva, described above, received approval by Mexico’s Federal Economic Competition Commission (COFECE) in October 2022; and subsequent renewal in September 2024 while the U.S. DOT has continued their suspension of processing described above. International flights are also subject to U.S. Customs and Border Protection, Immigration and Agriculture requirements and the requirements of equivalent foreign governmental agencies.

Future Laws and Regulations. Congress, the DOT, the FAA, the TSA, and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership, and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the TSA, other agencies, or Congress or the impact of the current Presidential administration may have on existing initiatives, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Sustainability

We believe that solidifying our commitment to sustainability efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. We've developed a comprehensive sustainability program which focuses on:

•Identify and prioritize relevant topics through a materiality assessment. These topics are included in our sustainability reports.
•Publish sustainability reports referencing the Global Reporting Initiative (GRI).
•Provide ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions.
•Establish Sustainability targets and environmental target achievement plans, which we published in our 2022 sustainability report.

In 2024, we issued our third annual sustainability report. This comprehensive report outlines our disclosures pertaining to material topics identified by key stakeholders and establishes the following Sustainability Goals:

•Environmental: Emissions - Reduce tank-to-wake GHG emissions by 10 percent per revenue ton kilometer (RTK) by the end of 2030 from 2023 base year.
•Social: (1) Safety - Earn the IATA Operational Safety Audit (IOSA) certification by the end of 2026. (2) Talent recruitment - Over the years, we have attracted and cultivated top talent that has led to our ability to consistently achieve industry-leading results. We will continue to hire, develop and support the best team.
•Governance: (1) Customer Engagement - Maintain a controllable completion of at least 99.5 percent annually. (2) Procurement - Adopt a responsible sourcing policy and embed the policy into existing governance and procurement management systems by the end of 2025

To determine material topics, a materiality assessment was conducted. This assessment benchmarked material topics across our industry, global reporting frameworks and third-party rating and ranking methodologies. We then engaged with more than 400 stakeholders including customers, employees, suppliers, shareholders and community partners. Based on survey and interview results, we identified the following topics as material to Allegiant:

•Environmental - Emissions, Energy, Waste and Hazardous Materials
•Social - Product Quality and Safety, Accident and Safety Management, Human Rights, Benefits and Work-Life Balance, Non-Discrimination, Employee Health and Safety, Employment, Employee Training and Development, Labor Management, Local Job Creation
•Governance - Business Ethics and Integrity, Anti-Corruption, Competitive Behavior, Data Security, Customer Privacy

These material topics will continue to guide the development of our annual sustainability reports.

Environment

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. Back in 2013, we began the process of transitioning our fleet from a mixture of MD-80 aircraft and Boeing 757 aircraft to an all-Airbus fleet with the transition concluding in November 2018. During this period, we saw significant improvement in fuel efficiency. During 2024, we consumed 227 million gallons of fuel averaging 83.5 ASMs per gallon of fuel, a 32.5 percent improvement when compared to 2012. Our agreement with Boeing and CFM International to purchase 50 Boeing 737 MAX aircraft powered by LEAP 1-B engines, with deliveries expected through 2027, will provide us with new aircraft and more environmentally friendly engines. This aircraft is expected to burn up to 20 percent less fuel on a per passenger basis as compared to certain of the older Airbus A320 aircraft in our fleet.

As of December 31, 2024, the composition of our fleet included a mix of A319 and A320 aircraft with seat configurations ranging from 156 to 186 seats, some of which are fitted with fuel-efficient Sharklets. We also received delivery of our first four 737 MAX aircraft in late 2024 and have begun to see improved fuel efficiency on those aircraft.

Despite the significant fuel efficiencies gained over the past decade, we recognize we have a responsibility to do more, and one of our sustainability goals is to reduce our emissions intensity through the end of this decade. We have an internal Fuel Steering Committee that meets monthly to discuss various alternatives to conserve fuel. Building on the dedicated efforts and teamwork of our pilots, dispatchers, and station personnel, we are actively advancing our fuel conservation practices across all flights, which include the following:

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

Unlike many air carriers focused on business travel, our strategy is to provide access to affordable travel for leisure travelers who highly value their vacations and are likely to take vacations in any economic environment. We focus on leisure travel and seek to closely match our available capacity with demand trends in providing only nonstop service from under-served cities to leisure destinations. For example, in 2024 during our peak demand period in June, we averaged 7.8 system block hours per aircraft per day while in September, we averaged only 4.5 system block hours per aircraft per day when leisure demand is seasonally lower. This practice of significantly reduced flying during the off-peak periods leads to consistently high load factors, and further enhances fuel efficiency. We offer all nonstop flights, directly from 122 cities as of February 1, 2025, providing service in many markets abandoned or under-served by larger carriers. If not for Allegiant, many of the customers we serve would not have access to direct flights by virtue of either geography or price point. Prior to our initiation of service on these routes, many of these passengers either traveled by car, which is significantly less fuel efficient than air travel, or traveled by car to larger airports to fly, where higher cost connecting flights were the only option. As fuel consumption is greatest during take-off, the ability to travel to the destination with a single take-off, as opposed to at least two take-offs on connecting flights, is more fuel efficient.

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

We are relying on Boeing to deliver our new 737 MAX aircraft to support airline growth and to replace aircraft we have designated for retirement or whose leases are expiring.
The FAA is working with Boeing to address quality control procedures at Boeing and its suppliers in the aftermath of the 2024 emergency landing of an Alaska Airlines Boeing 737 MAX 9 aircraft and subsequent temporary grounding of all 737 MAX 9 aircraft pending inspections of the door plug which was the source of the issue. As part of the focused attention on Boeing’s production, inspection and quality assurance processes, the FAA has indicated that aircraft production rates will be capped until they are fully satisfied with Boeing's quality practices. Although deliveries under the contract have begun and we have accepted delivery of seven aircraft as of February 21, 2025, these factors could delay future deliveries to us. As a result, our expectation of the number of deliveries in each year differs from the contractual provisions. Delays in delivery will likely delay our ability to capitalize on the expected profitability from the addition of these aircraft to our fleet, increase maintenance costs for aircraft that would have otherwise been retired and increase our interest costs for funds borrowed for pre-delivery deposits. In addition, our inability to add these aircraft to our operating fleet as planned may adversely impact our unit costs as fewer available seat miles will be produced without these aircraft in our operating fleet and given our announced plan to retire certain of our Airbus aircraft. We are also counting on the timely addition of our firm 737 MAX order to meet environmental goals we have published in our sustainability reports.

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

Fuel costs constituted approximately 22.8 percent of our total operating expenses in 2024. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

In addition, any other airline accident would receive national attention and could depress demand for air travel in general for a period of time.

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

Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.

Our low-cost structure is one of our primary competitive advantages. However, we have limited control over a large portion of our costs. Our two largest line-item costs are salaries and benefits and fuel costs over which we have limited control. The salaries and benefits costs applicable to a majority of our employees are established by the terms of collective bargaining agreements, which are typically set at prevailing industry rates and are subject to increase when each collective bargaining agreement is amended. See “— Increased labor costs, could result from industry conditions and could be impacted by labor-related disruptions.” As we indicate in “—Increases in fuel costs or unavailability of fuel could harm our business and profitability”, the cost of fuel is subject to many economic and political factors and events over which we have no control.

In addition, we have limited control over airport and related costs, taxes, the cost of meeting changing regulatory requirements, our interest cost to access financing and the effect of inflation on our costs. If our unit costs increase and we are no longer able to maintain a competitive cost advantage, it could have a material adverse effect on our business, results of operations and financial condition as low costs enable us to offer low fares on which we rely to stimulate demand for our airline services.

Increased labor costs could result from industry conditions and could be impacted by labor-related disruptions.

Labor costs constituted approximately 29.8 percent of our total operating costs in 2024, our largest expense line item. Labor costs are generally rising and there is much competition for qualified candidates.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 61.8 percent of our employees (full-time equivalent).

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots. The pilot agreement has been amendable since 2021 and in 2023, the parties jointly sought mediation through the National Mediation Board (the "NMB"). We continue to mediate with the union through the NMB. Pilot pay scales have increased significantly in the industry and we expect our next contract with this work group to reflect industry competitive rates which will be significantly higher than our current pilot rates. In the meantime and in recognition of these higher prevailing pilot pay rates, in May 2023, we began to accrue a retention bonus which will become payable to our pilots who remain with us until a new collective bargaining agreement is ratified.

An agreement with the Transport Workers Union for the flight attendant group was approved in 2017 and became amendable in 2022. A new agreement with this union was ratified in April 2024 under which the flight attendants received a ratification bonus and will receive pay increases during the term of the agreement. This contract will become amendable in 2029.

We also have agreements with the International Brotherhood of Teamsters for our flight dispatchers and for our maintenance technicians. In 2023, we entered into agreements with both groups to increase pay rates and extend all other terms of these agreements by two years, extending the CBA amendable dates until 2026 for our flight dispatchers and until 2028 for maintenance technicians.

Future union contracts with these, or other, work groups could put additional pressure on our labor costs.

If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or if we experience wide-spread employee dissatisfaction, higher attrition in these work groups, difficulty in hiring sufficient personnel or work slow downs or stoppages could have an adverse effect on our operations and future results.

The inability to attract and retain qualified flight crew and other airline personnel could limit our growth plans and adversely affect our business and results of operations.

We compete against other U.S. airlines for pilots, aircraft maintenance technicians and other labor. In 2023 and early 2024, there was a scarcity of pilots for hire. Due to COVID related early retirements, mandatory age-related retirements, and pent-up consumer demand for travel, the industry experienced a period of unprecedented growth and hiring from virtually every carrier, which also drove significant increases in compensation through collective bargaining. This industry-wide growth slowed significantly in the second half of 2024, driven by aircraft availability (e.g., production delays), failed mergers, and the inability of certain carriers to execute on their plans to grow to profitability. While at the current time, we are appropriately staffed and our attrition rate is stable, another unprecedented period of industry-wide growth and hiring could negatively impact our ability to attract new pilots or retain our current pilots. The lack of a new collective bargaining agreement with our pilots (under negotiation since 2021) could exacerbate the challenge to maintain sufficient numbers of pilots to fly our published schedule and to grow our network.

Beyond pilot staffing, the entire airline industry, including our third party vendors, experienced the same challenges during that period of unprecedented growth, and may continue to experience challenges in hiring and retaining other labor positions, such as aircraft maintenance technicians, ground handling and customer service agents, and flight attendants should that trend resurface. Our and our vendors' inability to attract and retain personnel for these positions could negatively impact our results of operations and growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our results of operations.

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

In addition, such security related events could be widely publicized and could adversely affect our reputation with our customers, vendors and stockholders, could harm our competitive position particularly with respect to our e-commerce operations, and could thereby materially adversely affect our operations, revenues, results of operations and financial position. Consequences could include litigation, other legal actions against us, and/or the imposition of penalties, fines, fees or liabilities. We currently are self-insured against these risks. Moreover, a security compromise or ransomware event could disrupt flight operations, e-commerce, in part or whole, and/or require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to further upgrade the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.

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

The successful operation of our Sunseeker Resort and ability to enter into a suitable arrangement with a capital partner are dependent on commercial and economic factors, some of which are beyond our control.

We opened Sunseeker Resort in Southwest Florida in December 2023 and incurred significant operating losses in 2024. Although we are seeing improvement in recent months, we expect losses to continue in 2025. The successful operation of the project will be subject to the usual risks of any new business, including risks of gaining sufficient interest from vacationers to stay in our hotel and suites, the desirability of the project’s location, competition, retention of the management team, unfavorable weather, the ability to attract, train and retain sufficient numbers of suitable line employees and the ability to profitably operate the hotel and related offerings at the rates offered.

We have announced that we are in the process of seeking a capital partner to purchase the Resort or an interest in the Resort. We cannot assure investors whether or when we will be able to consummate such a transaction on acceptable terms or at all.

The success of our proposed alliance with VivaAerobus will depend on our ability to obtain necessary government approvals and other factors.

We will be able to implement the joint alliance with VivaAerobus as planned only if the DOT grants us antitrust immunity, and assuming the continued approval from Mexican authorities. Although we believe we should qualify for these approvals, there can be no assurance when or if we will be able to obtain them. DOT approval has now been held up indefinitely pending the outcome of diplomatic engagement on broader treaty issues. We cannot assure investors that the change in Presidential administration will bring a resolution to this matter.

Many of the U.S. airports from which we hope to offer this service do not currently qualify to offer international service. The initiation of this service from these airports will depend on the airport satisfying the requirements for international service, for which we can provide no assurance.

Prior to offering international service on our website, we will need to implement the necessary systems to accommodate international travel and to meet the various requirements imposed by the U.S. and Mexico. Although we have implemented many of these systems, there is no assurance that these requirements will be met in time for the expected launch of these services.

For Mexican routes to be operated by VivaAerobus, we will be relying on them to provide our customers with the quality flight experience our customers expect when traveling on our airline. Otherwise, the success of the joint alliance and our reputation may suffer.

Increases in taxes could impact demand for our services.

At any time, Congress may consider legislation that could increase the amount of Federal Excise Tax (“FET”) and/or one or more of the other government fees imposed on air travel. By increasing the overall price charged to passengers, any additional taxes or fees could lessen the demand for air travel or force carriers to lower fares to maintain demand. Increased taxes and fees per passenger may impact our load factors more than other airlines as our lower fares are designed to stimulate demand for our services, and taxes and fees may represent a higher proportion of our overall price than for other airlines.

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

Our debt and finance lease obligations as of December 31, 2024 totaled $2.07 billion net of related costs. In addition, we are party to a purchase agreement with The Boeing Company to purchase 50 Boeing 737 MAX aircraft, of which 46 are expected to deliver in 2025, 2026 and 2027. This indebtedness, the Boeing purchase agreement and other commitments with debt service and fixed charge obligations could:

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

Covenants in our senior secured notes and revolving credit facility could limit how we conduct our business, which could affect our long-term growth potential.

As of December 31, 2024, the principal balance of our Senior Secured Notes due 2027 (the "Senior Secured Notes") was $550.0 million. This loan agreement and one of our revolving credit facilities contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, one of our revolving credit facilities contains financial covenants, including requiring us, at the end of each calendar quarter in which the facility is drawn to a certain extent, to maintain a maximum total leverage ratio and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Senior Secured Notes and revolving credit facility with the exceptions of aircraft and aircraft engines, Sunseeker Resort and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

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

We typically finance our aircraft through debt financing. As of February 1, 2025, we have committed financing for our next four Boeing 737 MAX deliveries and we have secured revolving lines of credit for up to $275.0 million to offset the risk that financing may not be available on acceptable terms when needed. While we believe debt financing will be available for the aircraft we will acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

Our maintenance costs may increase as our fleet ages.

While we have introduced new Boeing 737 MAX aircraft to our fleet in late 2024, the average age of our Airbus aircraft as of February 1, 2025, is 16.0 years, which is older than the fleets of many other carriers. In general, the cost to maintain aircraft increases as they age, and exceeds the cost to maintain newer aircraft. FAA regulations, including aging aircraft airworthiness directives, require additional and enhanced maintenance inspections for older aircraft. These regulations can directly impact the frequency of inspections as an aircraft ages, and vary by aircraft or engine type, depending on the unique characteristics of each aircraft and/or engine.

In addition, we may be required to comply with any future law changes, regulations, or airworthiness directives. We cannot assure investors our maintenance costs will not exceed our expectations.

We rely on third parties to provide us with aircraft, facilities and services that are integral to our business.

We rely on Boeing and, as applicable, the owners of used aircraft with whom we may contract in the future to be able to deliver aircraft in accordance with the terms of executed agreements in a timely manner. Delivery schedules for newly built aircraft frequently slip which could delay deliveries to us. Our planned induction into service of aircraft under contract for delivery in the future could be adversely affected if Boeing or other third parties fail to perform as contractually obligated. See also Risk Factors - Regulatory review of Boeing’s operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences.

We have entered into agreements with third party contractors to provide certain facilities and services required for our operations, such as aircraft maintenance, ground handling, baggage services, and ticket counter space. Our reliance on others to provide essential services on our behalf gives us less control over costs and the efficiency, timeliness and quality of contract services.

As our aircraft age, we will need to rely further on outside MRO (maintenance, repair, overhaul) facilities to complete the necessary work. Currently, there is a concern about whether the capacity of the MRO’s we use is sufficient to handle all of our needed maintenance as well as their other business. If not, the cost of our maintenance events may increase and delays may occur in servicing our aircraft which could result in fewer aircraft available for our scheduled service.

We may not be able to maintain or grow our ancillary revenues.

Our business strategy includes expanding our ancillary products and services. We cannot assure investors that passengers will pay for additional ancillary products and services we offer in the future, or that they will continue to pay for the ancillary products and services we currently offer. Regulatory changes could also adversely affect our ancillary revenue opportunities. Failure to maintain our ancillary revenues could have a material adverse effect on our results of operations, financial condition and stock price. If we are unable to maintain and grow these revenues, we may be unable to execute our strategy to continue to offer low base fares in order to stimulate demand.

Our business could be harmed if we lose the services of key personnel.

Our business depends upon the efforts of our chief executive officer and president, Gregory Anderson, and a small number of executive management personnel. We do not currently maintain key-man life insurance on Mr. Anderson or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our reputation and brand could be harmed if various stakeholders are not satisfied with our sustainability disclosures, goals and progress.

We operate in a public-facing industry dependent on fossil fuels to a large extent. Sustainability has become a more prominent focus for public companies and the SEC has proposed rules (now paused) and the State of California has adopted rules which will mandate GHG emissions reporting and climate risk assessment disclosures. Although we intend to comply with any legal requirements, our brand and reputation may suffer if our stakeholders are not satisfied with our sustainability disclosures, the goals we have set in that area or our progress toward meeting those goals.

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

The extent of impact of any future pandemic or contagion on our business and our financial and operational performance will depend on factors such as the duration, spread, severity and recurrences of the disease; the possible imposition of testing requirements before air travel; the duration and scope of any federal, state and local government restrictions; the availability and effectiveness of vaccines; the extent of the impact of the outbreak on overall demand for air travel; and our access to capital during the affected periods, all of which could be highly uncertain and cannot be predicted.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, fleet integration of newer aircraft, safety management systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, aircraft weight and payload limits, assumed average passenger weight, employee drug and alcohol testing, pilot training and certification, pilot and flight attendant duty time limitations, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

Over the past 15 years the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional expanded regulations proposed by DOT took effect in 2024 and January 2025 as did new consumer protection legislation passed by Congress. These new consumer protection rules and legislation have imposed additional costs on our business by requiring the development of new technological and operational systems. While we do not currently anticipate significant new consumer protection rules or legislation during the current Presidential administration and Congress, we are subject to fines or other enforcement actions if the DOT believes we are not in compliance with current regulations or with the federal consumer protection laws administered by the DOT. Even if our actions or practices are found to be compliant, we could incur substantial costs defending our actions or practices.

Federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve. Additionally, from time to time legislative proposals have been made to re-regulate the airline industry in varying degrees - for example, to specify minimum seat-size and legroom requirements - which if adopted could affect our costs materially. While we do not anticipate such legislation from the current U.S Congress, a mandatory five-year validity of airline vouchers and credits, and substantially increased civil penalties for noncompliance by airlines with consumer-protection and other regulatory requirements became law in 2024.

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

At the current time, it appears unlikely that the current Presidential administration and U.S Congress will continue the prior legislative and regulatory concern with the environmental impacts of the air transportation industry. However, such concerns may again increase at some point in the future, in which case, the longer-term effects on our fleet and operating costs could be substantial. In the past, legislation to address climate change issues as they relate to the transportation industry has been introduced in the U.S. Congress, including a proposal to require transportation fuel producers and importers to acquire market-based allowances to offset the emissions resulting from combustion of their fuels. Similarly, the U.S. Congress has passed legislation incentivizing the production of sustainable aviation fuel (also known as biofuel) and to assist the aviation industry in reducing emissions. According to a September 2021 White House announcement, civil aviation accounts for 11 percent of emissions by the U.S. transportation sector as a whole. The FAA has announced a U.S. aviation sector goal of net-zero greenhouse gas (“GHG”) emissions by 2050, consistent with the broader federal objective of achieving net-zero GHG emissions economy-wide by 2050. We cannot predict whether further legislation to implement these goals will pass the Congress or, if enacted into law, how it ultimately would apply to our operations or the airline industry.

In addition, the EPA concluded in 2016 that current and projected concentrations of GHG emitted by various aircraft, including all of the aircraft we and other carriers operate, threaten public health and welfare. This finding may be a precursor to increased EPA regulation of commercial aircraft emissions in the United States, as has taken effect for operations within the European Union under EU legislation. Binding international measures adopted under the auspices of the International Civil Aviation Organization (“ICAO”), a specialized agency of the United Nations, are scheduled to become effective over the next several years, with the pilot phase having begun in 2021. In January 2021 the EPA adopted regulations setting emissions standards equivalent to ICAO’s for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. Similarly, in December 2022, the EPA adopted particulate matter emission standards and test procedures for newly-designed aircraft, with immediate effect, and for in-production aircraft, effective 2028. In February 2024, the FAA adopted regulations implementing these EPA requirements. These new EPA and FAA standards and procedures harmonize with ICAO requirements. The aircraft we currently operate are not affected by these standards, and those we have on order would be affected only if manufactured after December 31, 2027. In the future, there may be an increasing legislative and regulatory focus on aviation’s impacts on the environment. These developments and any additional legislation or regulations addressing climate change are likely to increase our costs of doing business in the future and the increases could be material.

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

Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports and en route, air traffic controller staffing and limitations, adverse weather conditions, increased security measures, and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could affect profitability. During periods of fog, snow, rain, storms or other adverse weather conditions, flights may be canceled or significantly delayed and travel to certain markets could be impacted during and for a period of time after the weather event. Cancellations or delays due to weather conditions, traffic control problems, and breaches in security could harm our operating results and financial condition.

A substantial proportion of our scheduled flights have Las Vegas, Orlando, Phoenix/Mesa, Tampa/St. Petersburg, Punta Gorda, Destin or Sarasota as either their destination or origin. Our business could be harmed by any circumstances causing a reduction in demand for air transportation to one or more of these markets, or our other leisure destinations, such as adverse changes in local economic conditions, negative public perception of the city, significant price increases, or the impact of future terrorist attacks or natural disasters.

Risks Related to Our Stock Price

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•the impact of pandemics and other communicable diseases on air travel and any related government restrictions impacting air travel
•fuel price volatility, and the effect of economic and geopolitical factors and worldwide oil supply and consumption on fuel availability
•labor costs or work actions
•announcements and developments concerning our competitors, new market entrants, the airline industry, or the economy in general
•strategic actions by us or our competitors, such as acquisitions or restructurings
•media reports and publications about the safety of our aircraft or the aircraft types we operate
•airline accidents
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

We are subject to a Nevada statute (NRS 78.411 through 78.444) that prohibits us from engaging in certain “combinations,” including mergers, consolidations, sales and leases of assets, issuances of securities and similar transactions, with a stockholder who is the beneficial owner of 10 percent or more of our stock (an “interested stockholder”), for a period of up to four years after the date that person became an interested stockholder, unless either our board of directors approves, in advance, the transaction by which the person became an interested stockholder, or such combination is approved at a meeting by at least 60 percent of voting power of our stock that is not beneficially owned by the interested stockholder or its affiliates. Between two and four years after the date the person first became an interested stockholder, a combination may also be prohibited unless approved by our board of directors and stockholders holding at least a majority of the stock not owned by the interested stockholder and its affiliates or unless the interested stockholder satisfies certain requirements with respect to the aggregate consideration to be received by holders of outstanding shares in the combination.

In addition, another Nevada statute (NRS 78.378 through 78.3793) may eliminate the voting rights of shares of our stock to the extent the shares are acquired by a holder in connection with, or within 90 days prior to, an acquisition of a “controlling interest” that causes such holder to exceed certain thresholds (one-fifth, one-third and a majority or more) of the total voting power of our stock. In such event, the holder will only obtain such voting rights in the “control shares” so acquired as may be approved by stockholders owning at least a majority of the stock of the Company (excluding stock held by the interested stockholder). The statute also provides a mechanism for us to force the redemption of the control shares at the average price paid therefor. Our board of directors may, however, exempt any acquisition of a controlling interest by certain existing or future stockholders by amending the corporation’s bylaws (or articles of incorporation) within 10 days following such acquisition.

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

Our process includes assessing, mitigating, and managing risk in three categories: cybersecurity or technical risk, vendor risk, and compliance and regulatory risk. To support those risk management categories, we partner with third parties in the implementation of tooling to help us decrease cyber risks and ensure compliance within Allegiant and with third parties. We verify third-party compliance, such as suppliers and business partners, by aligning with several standards. For example, we subject our IT suppliers to the Sarbanes-Oxley ("SOX") and payment card industry ("PCI") compliance standards where applicable.

As a publicly traded company and given the industry in which we operate, we have established a risk-based strategy informed by numerous cybersecurity frameworks from regulatory bodies such as PCI, SOX, FAA, TSA, DOT, NIST and DoD. We use the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet all of the technical standards, specifications or requirements under any of these frameworks. Achieving compliance with any cybersecurity standard does not guarantee that controls cannot be broken, bypassed, or circumvented by zero-day vulnerabilities, or malicious threat actors.

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

Management’s role in Managing Cybersecurity Risks:

We have a dedicated cybersecurity team, composed of individuals with a diverse set of information security, cybersecurity, and governance, risk and compliance backgrounds, collectively giving our cybersecurity program significant experience. Our CISO leads our day-to-day data security and customer privacy efforts — overseeing operations, cybersecurity, privacy risk and compliance. The CISO, who has more than 30 years of experience reports regularly to our chief executive officer (CEO), monthly to the risk and compliance committee (consisting of executive leadership) and quarterly to our board.

Item 2. Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2024:

Aircraft Type	Number of In-Service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	34	156	17-20	19.4
Airbus A320	87	177/180/186	5-27	14.7
Boeing 737-8200	4	190	<1	<1
Total aircraft	125

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

The following details the airport locations we utilize as operational bases as of February 1, 2025:

Airport	Location
Appleton International Airport	Appleton, Wisconsin
Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Des Moines International Airport	Des Moines, Iowa
Destin-Fort Walton Beach Airport	Destin, Florida
Flint Bishop International Airport	Flint, Michigan
Ft. Lauderdale-Hollywood International Airport	Ft. Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Harry Reid International Airport	Las Vegas, Nevada
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
Los Angeles International Airport	Los Angeles, California
McGhee Tyson Airport	Knoxville, Tennessee
Mesa Gateway Airport	Mesa, Arizona
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Provo Airport	Provo, Utah
Punta Gorda Airport	Punta Gorda, Florida
Sarasota Bradenton International Airport	Sarasota, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

We believe we have sufficient access to gate space for current and near-term operations at all airports we serve.

We use leased facilities at our operational bases to perform line maintenance, overnight parking of aircraft, storage of parts and supplies, and other operations' support. We lease additional space in cargo areas at Harry Reid International Airport (Las Vegas), Nashville International Airport, Orlando Sanford International Airport, Mesa Gateway Airport, Punta Gorda Airport, Sarasota Bradenton International Airport, Savannah/Hilton Head International Airport, Cincinnati/Northern Kentucky International Airport, and St. Petersburg-Clearwater International Airport for our primary line maintenance operations. We also lease or own warehouse space in Las Vegas, Orlando Sanford, St. Petersburg-Clearwater, Punta Gorda, and Mesa for aircraft spare parts and supplies.

Our primary corporate offices are located in Las Vegas, where we own approximately 11 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Las Vegas and Florida, with approximately 350,000 square feet of space used for training and other corporate purposes. These leases expire between 2025 and 2048.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 14, 2025, the last sale price of our common stock was $83.26 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2024
1st Quarter	$83.82	$65.59
2nd Quarter	75.21	46.90
3rd Quarter	58.55	36.09
4th Quarter	94.53	53.62
2023
1st Quarter	$105.51	$68.31
2nd Quarter	129.00	86.91
3rd Quarter	130.93	73.96
4th Quarter	85.91	54.87

As of February 18, 2025, there were approximately 180 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
Equity compensation plans approved by security holders(1)	—	N/A	347,928

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as available for future issuance under equity compensation plans exclude 362,378 shares of unvested restricted stock awards as all restricted stock awards are deemed to have been issued.
(3)Our 2022 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 173,964 shares of restricted stock are remaining for future issuance under the 2022 Long-Term Incentive Plan.

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

In 2024, the quarterly dividend of $0.60 per share was paid during the first and second quarters, until the dividend was suspended on July 8, 2024, for an indefinite period of time, bringing the total regular cash dividends declared, and paid, in 2024 to $1.20 per share.

Certain of our credit agreements limit the amount of dividends we may pay. The most restrictive agreement provides that absent an event of default, regularly scheduled dividends in any four-quarter period may be paid up to the lesser of $75.0 million or 20 percent of our consolidated EBITDA (as defined in the agreement) for the previous four-quarter period. Absent an event of default, this restriction would not constrain the continued payment of a quarterly dividend at the levels paid in 2023 and 2024.

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
October	12,606	$60.54	None
November	142	73.72	None
December	913	79.90	None
Total	13,661	$61.97	None	$75,697

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the NYSE ARCA Airline Index since December 31, 2019. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2019 and that all dividends are reinvested. Stock price performance for the historical periods presented is not necessarily indicative of future results.

250
225
200
175
150
125
100
75
50
25
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2024 and 2023. Unless otherwise expressly stated, for discussion and analysis of 2023 and a comparison of our 2023 results to 2022 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2024 and 2023. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2024 Highlights

•Took delivery of our first four newly manufactured Boeing 737 MAX aircraft and inducted them into service with promising early performance
•Total operating revenue of $2.5 billion, up 0.1 percent year-over-year
•Record total average ancillary fare of $75.83 per passenger, up 4.0 percent from 2023
•Average third party products fare was $8.48 per passenger, up 29.1 percent year-over-year
•Restored utilization to near 2019 levels during the peak December 2024 holiday period
•Ancillary revenue increased as a result of progress on commercial initiatives such as Allegiant Extra, third party travel insurance and restoration of a third bundle of ancillary products
•Recorded $80.7 million in fixed fee revenue, up 17.7 percent compared to the prior year's Company record breaking high
•$134.7 million in total co-brand credit card remuneration, up 12.7 percent from the prior year
•As of December 31, 2024, we had approximately 545,000 total Allegiant Allways Rewards Visa cardholders
•Ended 2024 with approximately 18 million total active Allways Rewards members
•In April 2024, ratified a new five-year agreement with the Transport Workers Union of America, AFL-CIO Local 577, representing Allegiant's flight attendants
◦Agreement includes wage increases, certain quality-of-life improvements and a ratification bonus
•Published the 2023 Sustainability Report reaffirming the Company's sustainability goals
•Ranked third on the American Customer Satisfaction Index for Airlines, moving up from seventh in 2023
•Named best low-cost carrier in North America by Skytrax, the international air transport rating organization
•Named the number one Best Airline Credit Card for the sixth consecutive year and Best Frequent Flyer program in USA TODAY's 10Best 2024 Readers' Choice Awards
•Ranked number 4 among major US carriers in the Wall Street Journal's "The Best and Worst Airlines of 2024"
•Announced 44 new nonstop routes during the fourth quarter, tying the record for the largest expansion in Company history, including three new cities, of which 39 routes had no prior nonstop service
•Gregory Anderson assumed the role of chief executive officer and president in September 2024
•Completed our first full year of operations of Sunseeker Resort and engaged experienced hospitality advisors to pursue strategic alternatives with potential partners

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft in our fleet as of December 31, 2024 are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2024	2023	2022
A320(1)(2)	87	92	86
A319(3)	34	34	35
737-8200	4	—	—
Total	125	126	121

(1)Does not include one aircraft of which we have taken delivery as of December 31, 2023 and which was not in service as of that date.
(2)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2024 and December 31, 2023, and 20 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2022.
(3)Includes four aircraft under operating lease as of December 31, 2024, December 31, 2023, and December 31, 2022.

As of December 31, 2024, we are party to forward purchase agreements for 46 aircraft with nine deliveries expected in 2025, approximately 14 in 2026 and the remainder in 2027. The timing of these deliveries is based on management's best estimates and differs from the contract in place. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet.

NETWORK

We manage capacity and route expansion through optimization of our flight schedule to, among other things, better match demand in certain markets. We continually adjust our network through the addition of new markets and routes, adjusting the frequencies into existing markets, and exiting under-performing markets, as we seek to achieve and maintain profitability on each route we serve.

We paused network growth in 2023 and 2024 due to flight crew constraints and aircraft delivery delays among other factors. We aim to achieve meaningful growth with greater utilization of our fleet. In November 2024, we announced 44 new routes and three new cities beginning in 2025 as we begin to pursue network growth in 2025 and after.

As of February 1, 2025, and including service announcements through that date, we were selling seats on 577 routes serving 122 cities in 42 states.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2024	2023	2022
Leisure destinations	34	33	32
Origination cities	87	91	93
Total cities	121	124	125

Total routes	541	544	572

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

Increasing Utilization

We are in the midst of an initiative to increase aircraft utilization back to 2019 levels by adding service to our schedule in our most profitable peak periods. By way of example, our aircraft utilization rate was 9.8 hours per aircraft per day in July 2019 compared to 7.7 hours per aircraft per day in July 2024. During the December 2024 holiday period, we matched our daily utilization from the corresponding period in 2019 and expect to continue the momentum to achieve this goal during our busiest periods of March, June and July 2025. However, this effort is subject to various risks, some of which may not be under our control.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We took delivery of four MAX aircraft in 2024, with the aircraft entering revenue service before the end of the year. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the FAA has indicated aircraft production rates will be capped until they are satisfied with Boeing's quality practices. These factors, other delays in Boeing obtaining needed regulatory approvals, and other factors impacting Boeing could delay deliveries to us even further than management's current expectations. Although the contract provides for more deliveries, at this time, we currently expect nine aircraft to be delivered to us in 2025. Further delays in aircraft deliveries will impact our ability to schedule additional growth in late 2025 and beyond.

New Reservation System

During 2023, we converted to the Navitaire reservation system to replace our legacy home-grown system. While we expect incremental passenger revenue once this system is fully implemented, we suffered some per passenger air ancillary revenue degradation (in the area of bundled ancillary products in particular) as certain functionality was unavailable during the transition. We restored functionality around our third bundled product offering in late 2024 and will continue to devote resources to the transition issues. We currently expect to regain all the lost per passenger revenue and begin to achieve some of the expected incremental per passenger revenue in 2026.

Union Negotiations

The collective bargaining agreement with our pilots has been amendable since 2021. We and the International Brotherhood of Teamsters jointly requested the mediation services of the National Mediation Board in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing.

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

For the year ended December 31, 2024, we recorded estimated pilot retention bonus accruals of $91.5 million bringing the total accrual to $146.1 million at year end, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Network Expansion

We have identified more than 1,400 incremental routes as opportunities for future network growth, with approximately 77 percent of these additional routes having no current nonstop service. Our ability to add significant numbers of new routes has been constrained in recent years by flight crew staffing, high fuel costs, economic conditions and other factors. During 2025 and future periods, we expect to add meaningful capacity growth with greater utilization of our fleet (and, in particular, during peak demand periods) and with projected growth of the fleet after 2025.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. As with many new hotels or resorts, Sunseeker's booking and occupancy rates are lower than more established properties. In addition, occupancy during 2024 was compromised by three major hurricanes impacting the area in summer and fall 2024. Sunseeker incurred significant operating losses in its first year of operations in 2024. Although we are seeing improvement in recent months, we expect losses to continue in 2025. Our customer reviews continue to be positive and we hope to build on that favorable customer sentiment to achieve better financial performance of the Resort in the future. We have hired experienced advisors to begin a process to seek a capital partner to purchase the Resort or an interest in the Resort. In the meantime, we have engaged experienced hospitality advisors to identify areas for improvement in an effort to optimize the value of this asset and evaluate strategic alternatives with potential partners. These efforts are subject to many uncertainties and may not be successful.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus submitted a joint application to the DOT requesting approval of, and antitrust immunity for, the alliance. The DOT's review of our application is currently suspended pending the outcome of diplomatic engagement on broader treaty issues and, as a result, the timing of commencement of this service is uncertain as it will depend on when or if the DOT will ultimately approve the grant of antitrust immunity.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Salaries and benefits expense includes wages, salaries, employee bonuses and pilot retention bonus accruals, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. The CARES Act employee retention tax credit was recorded as an offset to salaries and benefits expense in 2022.

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

Depreciation and amortization expense includes the depreciation of all owned fixed assets, including aircraft and engines, Sunseeker Resort assets, and assets recorded in connection with finance leases. Also included is the amortization of heavy maintenance expenses on our aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft. Also included are fees for repairs performed by third party vendors.

Sales and marketing expense includes all advertising, promotional expenses, sponsorships, travel agent commissions, debit and credit card processing fees associated with the sale of scheduled service and air-related ancillary charges, costs related to advertising and marketing for Sunseeker Resort, and credit card processing fees for Resort bookings.

Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties as well as the cost for sub-service which may be utilized in order to accommodate passengers in the event of operational disruption.

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, other expenses for Sunseeker Resort, the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies, excluding employee welfare insurance. Additionally, this expense includes gain and loss on disposals of aircraft and other equipment, and all other administrative and operational overhead expenses not included in other line items above.

Special charges include charges taken in 2024 for a bonus paid to flight attendants upon ratification of a new collective bargaining agreement, costs related to an organizational restructuring of certain administrative personnel, and an impairment charge taken on Sunseeker Resort and the related Aileron Golf Course. Other special charges in 2024, 2023, and 2022 relate to accelerated retirements of 21 airframes for early retirement to coincide with planned 737 MAX aircraft deliveries and losses incurred by Sunseeker from the impact of hurricanes and other weather related events, net of insurance recoveries.

RESULTS OF OPERATIONS

2024 compared to 2023

Operating Revenue

	Year Ended December 31,		Percent Change
Operating Revenues (in thousands)	2024	2023	YoY
Passenger	$2,217,059	$2,324,397	(4.6)%
Third party products	142,128	112,579	26.2
Fixed fee contracts	80,660	68,548	17.7
Resort and other	72,742	4,333	NM
Total operating revenues	$2,512,589	$2,509,857	0.1
NM - not meaningful

Passenger revenue. Passenger revenue decreased 4.6 percent in 2024 compared to 2023 related to a 2.2 percent decrease in scheduled service passengers on a slight increase in capacity and a 6.3 percent decrease in scheduled service base fares which more than offset a 1.5 percent increase in air-related ancillary revenue per passenger.

Third party products revenue. Third party products revenue increased $29.5 million, or 26.2 percent, in 2024 compared to 2023. The increase was driven by a $21.1 million increase in marketing revenue from our co-brand credit card and $10.1 million from a travel insurance offering introduced during 2024, partially offset by declines in revenues from sales of hotel rooms and rental cars.

Fixed fee contract revenue. Fixed fee contract revenue increased 17.7 percent in 2024 compared to 2023 as the result of an 18.3 percent increase in fixed fee departures. Increased fixed fee flying was primarily driven by military charters, which increased by 34.4 percent compared to the prior year.

Resort and other revenue. Resort and other revenue increased $68.4 million in 2024 compared to 2023, primarily as the result of the opening of Sunseeker Resort in December 2023. Resort revenue was $71.8 million in 2024 compared to $2.9 million in 2023.

Operating Expenses

The following table presents airline only operating unit costs on a per ASM basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding special charges allows management and investors to better compare our airline unit costs with those of other airlines.

	Year Ended December 31,				Percent Change
Airline Unitized Costs (in cents)	2024		2023		YoY
Salaries and benefits	4.06	¢	3.58	¢	13.4%
Aircraft fuel	3.31		3.71		(10.8)
Station operations	1.44		1.37		5.1
Depreciation and amortization	1.22		1.18		3.4
Maintenance and repairs	0.66		0.66		—
Sales and marketing	0.52		0.58		(10.3)
Aircraft lease rentals	0.12		0.13		(7.7)
Other	0.54		0.62		(12.9)
Special charges	0.24		0.19		26.3
Airline operating CASM	12.11	¢	12.02	¢	0.7
Airline operating CASM, excluding fuel	8.80	¢	8.31	¢	5.9
Airline operating CASM, excluding fuel and special charges	8.56	¢	8.12	¢	5.4

Airline operating CASM, excluding fuel and airline special charges. Airline operating CASM, excluding fuel and airline special charges, increased by 5.4 percent to 8.56 ¢ for 2024 compared to 8.12 ¢ in 2023. The CASM-ex increase is primarily attributable to a 13.4 percent increase in airline salaries and benefits expense on a per ASM basis (for the reasons described in the expense line item discussion below). This increase was on relatively flat capacity as during 2024 we continued to incur significant labor costs for pilots trained to fly our Boeing 737 MAX aircraft while the aircraft deliveries were delayed.

Aircraft fuel expense. Aircraft fuel expense decreased $68.1 million, or 9.8 percent, in 2024 compared to 2023. The decrease was primarily driven by a 10.7 percent decrease in average fuel cost per gallon, offset by a 1.0 percent increase in gallons consumed on a 1.1 percent increase in total system ASMs.

Salaries and benefits expense. Airline salaries and benefits expense increased $98.2 million, or 14.6 percent, in 2024 compared to 2023. During 2024, we continued to incur significant labor costs for pilots trained to fly our Boeing 737 MAX aircraft while the aircraft deliveries were delayed, which contributed to a 6.2 percent increase in airline full-time equivalent employees ("FTEs"). Other factors contributing to the increase included pilot retention bonuses that we began to accrue in May 2023, for which there was a full year of accrual in 2024 versus only eight months in 2023, and increases in crew pay including increased pay rates under a new collective bargaining agreement with our flight attendants.

Salaries and benefits expense at Sunseeker Resort increased by $33.8 million due to a full year of operations in 2024 compared to a partial year in 2023.

Station operations expense. Station operations expense increased $16.3 million, or 6.3 percent, in 2024 compared to 2023. This increase was primarily driven by a $6.2 million increase in building rent stemming primarily from base expansions and a $4.6 million increase in passenger compensation attributable in large part to the CrowdStrike outage in July 2024. Increases in airport and landing fees on a 0.9 percent increase in departures also contributed to the change.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $10.9 million, or 4.9 percent, in 2024 compared to 2023 as the result of increases in deferred heavy maintenance amortization as well as increases in capitalized software amortization resulting from the airline's implementation of new enterprise resource planning ("ERP") systems including SAP, Navitaire, and Trax during 2023 and 2024.

Sunseeker Resort depreciation and amortization increased by $24.2 million in 2024 compared to 2023 as the result of only a partial year of expense in 2023 due to the Resort opening in December 2023.

Maintenance and repairs expense. Maintenance and repairs expense increased by $1.6 million or 1.3 percent in 2024 compared to 2023, which remained flat on a per ASM basis.

Sales and marketing expense. Airline sales and marketing expense decreased by $9.2 million or 8.5 percent in 2024 compared to 2023 primarily as the result of the discontinuation of a marketing agreement in 2024 and a fee incurred for transitioning our co-brand credit card to a new payment network in 2023 that was not present in 2024. Credit card processing fees also decreased in line with a 4.6 percent decrease in passenger revenue compared to 2023.

Sunseeker Resort sales and marketing expense increased by $908.0 thousand or 14.7 percent in 2024 compared to 2023 as the result of increased marketing efforts after the Resort's opening.

Other operating expense. Airline other operating expense decreased by $15.4 million or 13.1 percent in 2024 compared to 2023 as the result of gains on opportunistic sales of spare flight equipment, which decrease was partially offset by increases in software licenses, crew travel, and property taxes.

Sunseeker Resort other operating expense increased $32.3 million in 2024 compared to 2023 as the result of only a partial year of expense in 2023 due to the opening of the Resort in December 2023. The increase at the Resort includes $14.1 million related to insurance and property taxes and $8.3 million in food and beverage cost of sales, with other general and administrative expenses driving the remaining change.

Special charges. Airline special charges were $45.3 million in 2024 compared to $35.1 million in 2023. 2024 airline special charges included $31.1 million of accelerated depreciation on airframes identified for early retirement, compared to $35.1 million in 2023. 2024 airline special charges also included a $10.8 million ratification bonus related to the new collective bargaining agreement with our flight attendants and a $3.4 million organizational restructuring charge.

Sunseeker Resort special charges in 2024 primarily consist of a $321.8 million impairment charge on the long-lived assets of the Resort recorded in fourth quarter 2024. Other special charges in both 2024 and 2023 relate to hurricane damages and other weather-related events, offset by insurance recoveries during the period. Refer to Note 15 in the consolidated financial statements for additional information regarding the impairment charge.

Income tax expense. We recorded a $68.2 million tax benefit in 2024 compared to a $41.5 million tax expense during 2023. The effective tax rates for 2024 and 2023 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, executive compensation, and the impact of ASU 2016-09 related to share-based compensation.

2023 compared to 2022

The comparison of our 2023 results to 2022 results is included in our Annual Report on Form 10-K for the year ended December 31, 2023, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Airline Operating Statistics

The following table shows the airline operating statistics for the last three years.

	For the Year Ended December 31,
Airline operating statistics (unaudited):	2024		2023		2022
Total system statistics:
Passengers	16,982,836		17,342,236		16,796,544
Available seat miles (ASMs) (thousands)	18,984,711		18,772,110		18,419,045
Airline operating expense per ASM (CASM) (cents)	12.11	¢	12.02	¢	11.75	¢
Fuel expense per ASM (cents)	3.31	¢	3.71	¢	4.42	¢
Airline special charges per ASM (cents)	0.24	¢	0.19	¢	—	¢
Airline operating CASM, excluding fuel and special charges (cents)	8.80	¢	8.31	¢	7.33	¢
Departures	121,580		120,525		118,069
Block hours	288,407		285,453		278,792
Average stage length (miles)	887		882		884
Average number of operating aircraft during period	124.7		125.2		114.2
Average block hours per aircraft per day	6.3		6.2		6.7
Full-time equivalent employees at end of period	5,991		5,643		5,306
Fuel gallons consumed (thousands)	227,345		224,996		218,606
ASMs per gallon of fuel	83.5		83.4		84.3
Average fuel cost per gallon	$2.76		$3.09		$3.73
Scheduled service statistics:
Passengers	16,765,283		17,143,870		16,630,138
Revenue passenger miles (RPMs) (thousands)	15,303,737		15,639,329		15,224,346
Available seat miles (ASMs) (thousands)	18,314,867		18,208,820		17,909,190
Load factor	83.6%		85.9%		85.0%
Departures	116,441		116,044		114,066
Block hours	277,626		276,313		270,516
Average seats per departure	176.0		176.3		175.7
Yield (cents)(1)	7.11	¢	7.59	¢	7.31	¢
Total passenger revenue per ASM (TRASM) (cents)(2)	12.88	¢	13.38	¢	12.50	¢
Average fare - scheduled service(3)	$64.89		$69.25		$66.88
Average fare - air-related charges(3)	$67.35		$66.33		$61.67
Average fare - third party products	$8.48		$6.57		$6.07
Average fare - total	$140.72		$142.15		$134.62
Average stage length (miles)	893		888		890
Fuel gallons consumed (thousands)	219,061		218,129		212,466
Average fuel cost per gallon	$2.76		$3.09		$3.72
Percent of sales through website during period	93.6%		95.8%		96.0%
Other Data:
Rental car days sold	1,306,775		1,377,710		1,447,708
Hotel room nights sold	196,605		249,933		282,854
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

“Average fuel cost per gallon” represents total aircraft fuel expense for our total system or scheduled service (as applicable) divided by the total number of fuel gallons consumed in our total system or scheduled service.

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

“Airline operating CASM, excluding fuel and special charges” represents airline only operating expenses excluding Sunseeker, less aircraft fuel expense and special charges, divided by total system available seat miles. This statistic provides management and investors the ability to measure and monitor our airline cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors and therefore are beyond our control.

“Passengers” represents the total number of passengers flown on all flight segments.

“Revenue passenger miles” or “RPMs” represents the number of miles flown by revenue passengers.

“Total passenger revenue per ASM” or “TRASM” represents total passenger revenue divided by scheduled service available seat miles.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) decreased to $832.9 million at December 31, 2024, from $870.7 million at December 31, 2023. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of December 31, 2024, we had $275.0 million of undrawn capacity under revolving credit facilities plus another $25.1 million of undrawn capacity under a PDP financing facility and $218.5 million under prearranged aircraft financing facilities.

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

We reinstituted a regular cash dividend in third quarter 2023 at an annual rate of $2.40 per share, payable quarterly. The quarterly cash dividend was subsequently suspended in July 2024 for an indefinite period of time. We resumed our share repurchases in fourth quarter 2022 but we did not repurchase any shares on the open market during 2024. We had $75.7 million of unused authority at December 31, 2024.

We believe we have more than adequate liquidity resources through our cash, cash equivalent and short term investment balances, financing commitments, our undrawn capacity under existing credit facilities, operating cash flows and anticipated access to liquidity, to meet our current contractual obligations and remain in compliance with the debt covenants in our existing financing agreements for the next 12 months. We will continue to consider raising funds through debt financing to finance aircraft purchases and also on an opportunistic basis.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $2.28 billion as of December 31, 2023 to $2.08 billion as of December 31, 2024. During 2024, we borrowed $387.0 million at variable rates. Additionally, we made principal payments of $585.5 million, including a partial prepayment of $250.0 million of principal of our Sunseeker construction loan. As of December 31, 2024, we had $275.0 million undrawn and available under our revolving credit facilities.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During 2024, our operating activities provided $338.5 million of cash compared to $423.1 million during 2023. This change was primarily attributable to a $109.3 million decrease in airline operating income as well as a full-year operating loss from Sunseeker Resort compared to 2023 with offsets for changes in individual current asset and liability items.
Investing Activities. Cash provided by investing activities was $5.6 million during 2024 compared to cash used of $721.9 million in 2023. During 2024, cash outflows for purchases of property and equipment decreased by $535.3 million, which includes a $307.1 million decrease in cash paid for aircraft pre-delivery deposits and a $235.7 million reduction in construction costs for Sunseeker Resort. Also contributing to the change were a $110.6 million increase in proceeds from maturities of investment securities, net of purchases, a $59.6 million increase in proceeds from sales of flight equipment, and $50.0 million in proceeds from the repayment of a loan receivable.

Financing Activities. Cash used in financing activities for 2024 was $201.3 million, compared to cash provided by financing activities of $212.9 million in 2023. The change was primarily the result of a $104.7 million increase in principal payments on long term debt and finance lease obligations and a decrease of $255.6 million in proceeds from issuance of debt and finance leases. The remaining change relates to an $84.0 million decrease in Sunseeker construction financing disbursements, which are the proceeds of Sunseeker insurance recoveries disbursed to us.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2024 and the periods in which payments are due:

Contractual obligations (in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations(1)	$539,160	$957,638	$227,054	$289,067	$2,012,919
Finance lease obligations	51,408	102,216	170,304	231,772	555,700
Operating lease obligations	24,532	25,584	20,024	32,590	102,730
Aircraft acquisition obligations(2)	399,895	1,178,214	—	—	1,578,109
Total future payments under contractual obligations	$1,014,995	$2,263,652	$417,382	$553,429	$4,249,458

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using applicable reference rates as of December 31, 2024, and exclude debt issuance costs.
(2)Includes aircraft and engine acquisition obligations under existing purchase agreements based on our current expectations of aircraft deliveries (which differs from the contractual provisions). These amounts are not reflected on our balance sheet.

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
Accounting for Long-Lived Assets
We record impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, we exercise judgment in making certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by those assets which are based on additional assumptions such as (but not limited to) the overall effect of trends in the airline and hospitality industries and the economy, asset utilization, average fare, block hours, fuel costs, fixed fee contracts, average daily rates, occupancy, cost of goods sold, group bookings, reserve for capital replacement, length of service the asset will be used in operations, and estimated salvage values.

In estimating the fair value of Sunseeker Resort using a discounted cash flow model, we have primarily relied upon current and projected future market information and input from other industry sources and third party experts in developing projections of growth rates, occupancy, average daily rates, operating costs, the discount rate, and the terminal capitalization rate. Subsequent revisions to these estimates could be caused by changing market conditions in the region, hospitality industry, the economy, weather and related events and other factors.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense during 2024 represented 22.8 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption during 2024, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $63.4 million. We do not hedge fuel price risk.

Interest Rates

As of December 31, 2024, we had $588.2 million of variable-rate debt, including current maturities and without reduction for $2.9 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $4.4 million during 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Impairment of Sunseeker Resort

As discussed in Notes 2, 3, 5, 14, and 15 to the consolidated financial statements, the Company recorded an impairment charge of $321.8 million, primarily related to Sunseeker Resort. The Company records impairment losses on long-lived assets used in operations when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company performed an undiscounted cash flow test and concluded that the carrying value of the long-lived assets was not recoverable. The estimated fair value of the assets was determined using a discounted cash flow model. The determination of fair value involved significant assumptions and estimates, including the discount rate, projected hotel revenue growth rates and the terminal capitalization rate.

We identified the evaluation of impairment of Sunseeker Resort as a critical audit matter. We performed sensitivity analysis as a risk assessment procedure over assumptions used to estimate the fair value of Sunseeker Resort and determined the discount rate, projected hotel revenue growth rates and terminal capitalization rate represented the significant assumptions. The discount rate, projected hotel revenue growth rates and terminal capitalization rate assumptions used to estimate the fair value of Sunseeker Resort were challenging to test as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. Minor changes to those assumptions could have had a significant effect on the Company’s assessment of the carrying value of

Sunseeker Resort. Additionally, the audit effort associated with this estimate required the use of professionals with specialized skills and knowledge.

The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment assessment process for Sunseeker Resort. This included controls over the development of the projected hotel revenue growth rates and terminal capitalization rate assumptions and selection of the discount rate assumption used to develop the fair value estimate. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the appropriateness of the discount rate, projected hotel revenue growth rates and terminal capitalization rate used by the Company by comparing them to market data and considering the risk profile of Sunseeker Resort.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Dallas, Texas
March 3, 2025

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$285,892	$143,259
Restricted cash	16,427	16,325
Short-term investments	495,234	671,414
Accounts receivable	90,407	70,743
Expendable parts, supplies and fuel, net of reserve of $12,597 and $10,284	36,070	36,335
Prepaid expenses and other current assets	67,575	63,054
TOTAL CURRENT ASSETS	991,605	1,001,130
Property and equipment (including $107,290 and $129,646 from VIEs, Note 6), net of accumulated depreciation of $1,067,194 and $964,866	3,069,949	3,430,103
Long-term investments	51,725	56,004
Deferred major maintenance, net of accumulated amortization of $165,333 and $143,275	173,892	170,032
Operating lease right-of-use assets, net	81,218	100,707
Deposits and other assets	61,464	$98,691
TOTAL ASSETS:	$4,429,853	$4,856,667
CURRENT LIABILITIES
Accounts payable	62,092	54,484
Accrued liabilities	327,404	292,335
Current operating lease liabilities	20,714	20,873
Air traffic liability	370,915	353,488
Current loyalty program liability	41,510	38,447
Current maturities of long-term debt and finance lease obligations (including $12,787 and $22,627 from VIEs, Note 6), net of related costs of $8,287 and $8,038	454,769	439,937
TOTAL CURRENT LIABILITIES	1,277,404	1,199,564
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $94,950 and $107,737 from VIEs, Note 6), net of current maturities and related costs of $8,842 and $14,477	1,611,735	1,819,717
Deferred income taxes	315,593	384,602
Noncurrent operating lease liabilities	62,392	82,410
Noncurrent loyalty program liability	39,201	32,366
Other noncurrent liabilities	34,136	9,448
TOTAL LIABILITIES:	$3,340,461	$3,528,107
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized; 25,580,445 and 25,501,823 shares issued; 18,407,799 and 18,269,090 shares outstanding in 2024 and 2023	26	26
Treasury shares, at cost, 7,172,646 and 7,232,733 shares in 2024 and 2023	(678,431)	(681,932)
Additional paid in capital	760,600	741,055
Accumulated other comprehensive income, net	3,949	3,991
Retained earnings	1,003,248	1,265,420
TOTAL EQUITY:	$1,089,392	$1,328,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,429,853	$4,856,667

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
OPERATING REVENUES:
Passenger	$2,217,059	$2,324,397	$2,137,762
Third party products	142,128	112,579	100,959
Fixed fee contracts	80,660	68,548	60,937
Resort and other	72,742	4,333	2,171
Total operating revenues	2,512,589	2,509,857	2,301,829
OPERATING EXPENSES:
Salaries and benefits	819,843	687,803	552,413
Aircraft fuel	627,755	695,871	814,803
Station operations	272,843	256,560	255,168
Depreciation and amortization	258,251	223,130	197,542
Maintenance and repairs	125,430	123,802	117,814
Sales and marketing	106,340	114,616	100,678
Aircraft lease rentals	23,573	24,948	23,621
Other	150,399	133,501	113,532
Special charges, net of recoveries	368,131	28,645	34,612
Total operating expenses	2,752,565	2,288,876	2,210,183
OPERATING INCOME (LOSS)	(239,976)	220,981	91,646
OTHER (INCOME) EXPENSES:
Interest income	(44,012)	(46,615)	(16,469)
Interest expense	156,443	153,186	115,711
Capitalized interest	(45,385)	(45,132)	(12,640)
Other, net	1,428	491	91
Total other expenses	68,474	61,930	86,693
INCOME (LOSS) BEFORE INCOME TAXES	(308,450)	159,051	4,953
INCOME TAX PROVISION (BENEFIT)	(68,212)	41,455	2,460
NET INCOME (LOSS)	$(240,238)	$117,596	$2,493
Earnings (loss) per share to common shareholders:
Basic	$(13.49)	$6.32	$0.14
Diluted	$(13.49)	$6.29	$0.14
Shares used for computation:
Basic	17,852	17,945	17,959
Diluted	17,852	18,019	18,034

Cash dividends declared per share:	$1.20	$1.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$(240,238)	$117,596	$2,493
Other comprehensive income (loss):
Change in available for sale securities, net of tax	(42)	2,734	(799)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(240,280)	$120,330	$1,694

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income (loss)	earnings	shares	equity
Balance at December 31, 2021	18,111	$25	$692,053	$2,056	$1,167,475	$(638,057)	$1,223,552
Share-based compensation	323	—	17,418	—	—	—	17,418
Shares repurchased by the Company and held as treasury shares	(379)	—	—	—	—	(29,905)	(29,905)
Stock issued under employee stock purchase plan	73	—	—	—	—	7,939	7,939
Other comprehensive loss	—	—	—	(799)	—	—	(799)
Net income	—	—	—	—	2,493	—	2,493
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	415	1	31,584	—	—	—	31,585
Shares repurchased by the Company and held as treasury shares	(374)	—	—	—	—	(30,076)	(30,076)
Stock issued under employee stock purchase plan	100	—	—	—	—	8,167	8,167
Cash dividends, $1.20 per share	—	—	—	—	(22,144)	—	(22,144)
Other comprehensive income	—	—	—	2,734	—	—	2,734
Net income	—	—	—	—	117,596	—	117,596
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	79	—	19,545	—	—	—	19,545
Shares repurchased by the Company and held as treasury shares	(95)	—	—	—	—	(5,642)	(5,642)
Stock issued under employee stock purchase plan	155	—	—	—	—	9,143	9,143
Cash dividends, $1.20 per share	—	—	—	—	(21,934)	—	(21,934)
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	—	(240,238)	—	(240,238)
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(240,238)	$117,596	$2,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	258,251	223,130	197,542
(Gain) loss on aircraft and other equipment disposals	(34,936)	920	2,158
Special charges, net of recoveries	348,985	27,189	34,268
Share-based compensation expense	22,568	29,749	15,198
Deferred income taxes	(69,009)	38,214	2,178
Other adjustments	(6,290)	(11,284)	12,082
Changes in certain assets and liabilities:
Accounts receivable	4,362	29,390	(33,887)
Tax receivable	(5,616)	3,932	3,697
Prepaid expenses	(10,518)	(1,825)	(10,625)
Accounts payable	8,742	(5,031)	14,770
Accrued liabilities	95,503	65,568	42,605
Loyalty program liability	9,899	14,313	15,704
Air traffic liability	17,427	(25,971)	72,006
Deferred major maintenance	(73,331)	(67,862)	(54,675)
Other assets/liabilities	12,657	(14,936)	(12,464)
Net cash provided by operating activities	338,456	423,092	303,050
INVESTING ACTIVITIES:
Purchase of investment securities	(567,299)	(890,880)	(1,267,266)
Proceeds from maturities of investment securities	763,841	976,804	1,301,286
Proceeds from sale of property and equipment	86,156	26,526	1,320
Aircraft pre-delivery deposits	(35,053)	(342,167)	(96,532)
Purchase of property and equipment, including capitalized interest	(300,154)	(528,320)	(434,690)
Proceeds from loan receivable	50,000	—	—
Insurance proceeds from damage to property & equipment	6,646	35,730	5,450
Other investing activities	1,441	430	(992)
Net cash provided by (used in) investing activities	5,578	(721,877)	(491,424)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	(21,934)	(22,144)	—
Proceeds from the issuance of debt and finance lease obligations	386,975	642,581	863,627
Repurchase of common stock	(6,030)	(30,078)	(29,905)
Principal payments on debt and finance lease obligations	(585,511)	(480,818)	(701,596)
Debt issuance costs	(2,260)	(7,116)	(14,297)
Sunseeker construction financing disbursements	18,320	102,330	(92,650)
Other financing activities	9,141	8,168	7,940
Net cash provided by (used in) financing activities	(201,299)	212,923	33,119
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	142,735	(85,862)	(155,255)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	159,584	245,446	400,701
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$302,319	$159,584	$245,446

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$107,381	$111,912	$82,903
Income tax paid	8,738	1,012	308
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$1,379	$8,320	$—
Purchases of property and equipment in accrued liabilities and other	$(671)	$71,672	$54,641
Flight equipment acquired under finance leases	—	—	192,457

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2024, 2023 and 2022

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of under-served cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements, generates other ancillary revenues, and owns and operates Sunseeker Resort and Aileron, the related golf course.

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

Accounts Receivable

Accounts receivable are recorded at invoiced amount which approximates fair value. In addition to income tax receivable, the accounts receivable consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from rental car providers based on terms in the rental car provider agreement and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented.

Short-term and Long-term Investments

The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value with the net unrealized gain or (loss) reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. For investments in an unrealized loss position, the Company determines whether a credit loss exists by considering information about the collectability of the instrument and current market conditions. There have been no material credit losses in the years presented. Investment securities with original maturities of three months or less are classified as cash equivalents. Investment securities with original maturities greater than three months are classified as either short-term investments or long-term investments based on the maturity date in relation to the balance sheet date. Short-term investments have a maturity date less than or equal to one year from the balance sheet date, and long-term investments have a maturity date greater than one year from the balance sheet date.

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in other (income) expense. The Company had no material realized losses during the years ended December 31, 2024, 2023, and 2022. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such expendable parts, supplies and fuel are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the fleet. The obsolescence allowance for expendable parts and supplies was $12.6 million and $10.3 million at December 31, 2024 and 2023, respectively.

Deposits and Other Assets

Deposits and other assets consist primarily of airport deposits, aircraft lease deposits, investments in unconsolidated affiliates, credits receivable under aircraft purchase agreements and scrap assets. At December 31, 2023, deposits and other assets included a $50.0 million note receivable from the counterparty in the Company's joint-venture alliance, which amount was repaid in full during 2024. The Company also had outstanding receivables from third parties as of December 31, 2024 and 2023, of which $15.1 million and $17.0 million respectively, were due more than one year after the balance sheet date.

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

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the Accounting Standards (ASU) 2016-02, Leases (Topic 842). Lease payments do not include variable lease payments other than those based on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

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

Aircraft, engines and related rotable parts	10	-	25 Years
Buildings and leasehold improvements	10	-	39 Years
Equipment	5	-	10 Years
Computer hardware and software	3	-	15 Years

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to fifteen years. The Company had unamortized computer software development costs of $149.7 million and $139.1 million as of December 31, 2024 and 2023, respectively. Amortization expense related to computer software was $18.8 million, $12.4 million and $15.2 million for the years ended December 31, 2024, 2023 and 2022 respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

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

The Company accounts for major maintenance costs of its airframes and engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2024 and 2023, the Company capitalized $76.8 million and $68.5 million of major maintenance costs as deferred major maintenance.

Amortization expense related to deferred major maintenance, excluding amounts recorded in special charges related to the Company's aircraft retirement plan, was $65.8 million, $55.5 million, and $43.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Measurement of Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations, consisting principally of property and equipment, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired, and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by those assets which are based on additional assumptions such as (but not limited to) asset utilization, average fare, block hours, fuel costs, fixed fee contracts, estimated salvage values, discount rate, projected growth rates and terminal value assumptions.

For the year ended December 31, 2024, the Company recorded a $321.8 million impairment loss related to the Sunseeker Resort Segment. The impairment is more fully discussed in Note 15.

Manufacturer's Credits

The Company periodically receives credits in connection with the acquisition of aircraft and engines or in connection with delivery delays or manufacturer's incentives. These credits are generally applied as a reduction of the cost of each item acquired under the purchase agreement at the time of delivery, which results in either deferral of the credit or recognition of an asset depending on the timing of receipt.

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

Scheduled service revenue consists of ticket revenue generated from nonstop flights in the Company’s route network, recognized either when the transportation is provided, or when ticket voucher breakage occurs. Nonrefundable scheduled itineraries expire on the date of the intended flight, unless the itinerary is changed or canceled in advance of the flight under the terms and conditions of the ticket. Itineraries sold for transportation not yet used, as well as unexpired vouchers, are included in air traffic liability.

Ancillary air-related charges include various services and products related to the flight such as baggage fees, the use of the Company’s website to purchase scheduled service transportation, advance seat assignments, and other services which are not included in the base ticket price. Revenues from air-related charges are nonrefundable and recognized when the transportation is provided. If a customer cancels a flight, a voucher may be issued for a future flight under certain circumstances, at which time the associated revenue is recognized in scheduled service revenue upon completion of the future flight. Additionally, the Company estimates the value of vouchers that will expire unused and recognizes such estimate into revenue at the time of issuance. Air-related charges sold for transportation not yet used, as well as unexpired vouchers, are included in air traffic liability.

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded as a liability until remitted to the appropriate taxing authority.

Third party products revenue

Ancillary third party products revenue is generated from the sale of hotel rooms, rental cars, travel insurance and ticket attractions, as well as marketing revenue associated with the co-brand credit card. Revenue from the sale of third party products is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. Revenue from the sale of third party products is recorded net of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

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

Sunseeker Resort

Sunseeker Resort's revenue from contracts with customers primarily consists of sales of rooms, food and beverage, golf, retail and other goods and services. As compensation for such goods and services, the Company is typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. Room charges are generally payable at the time the hotel guest checks out of the hotel. The Company generally satisfies the performance obligation related to room sales over time, and the Company recognizes the revenue on a daily basis, as the rooms are occupied and the Company has rendered the services. Charges for food and beverage, golf, retail and other goods and services are settled at a point in time, as the sale is made. Sunseeker Resort revenues are included in resort and other revenue in the consolidated statements of income.

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

Allways Rewards® Loyalty Program

Allegiant’s Allways Rewards® Loyalty Program, which launched in 2021, enables program members to earn points for every dollar they spend on the Company’s website. In addition to opportunities to redeem points for flights, lodging, rental cars, and at Sunseeker Resort, the program leverages Allegiant's partnerships to offer additional rewards to members, including sports tickets and exclusive experiences. Members can also earn points by using their Allegiant co-brand credit card.

Under Allways Rewards®, members receive one point for every $1 spent at Allegiant.com, and two points per $1 for spending over $500 (excluding taxes and fees). Members also earn one point for every $1 spent at sunseekerresorts.com and one point per $1 spent during their stay at Sunseeker Resort, provided the purchases are charged to their room. The Company utilizes the deferred revenue method of accounting for points earned through the program based on the stand-alone selling price and revenue is recognized when points are redeemed and the underlying service has been provided. The stand-alone selling price of points is adjusted for an estimate of points that will not be redeemed (“breakage”) using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.

Advertising Costs

Advertising costs are charged to expense in the period incurred. Advertising expense was $32.0 million, $41.0 million and $40.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Preopening expenses

Preopening expenses represent personnel, advertising, and other costs incurred prior to the opening of Sunseeker Resort and were expensed as incurred. During the year ended December 31, 2023, the Company incurred $26.5 million of preopening expenses related to the opening of the Resort, which is included in salaries and benefits expense, sales and marketing expense, and other expense in the consolidated statements of income.

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

For the years ended December 31, 2024, 2023 and 2022, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Basic:
Net income (loss)	$(240,238)	$117,596	$2,493
Less income allocated to participating securities	(618)	(4,188)	(32)
Net income (loss) attributable to common stock	$(240,856)	$113,408	$2,461
Earnings (loss) per share, basic	$(13.49)	$6.32	$0.14
Weighted-average shares outstanding	17,852	17,945	17,959
Diluted:
Net income (loss)	$(240,238)	$117,596	$2,493
Less income allocated to participating securities	(618)	(4,175)	(32)
Net income (loss) attributable to common stock	$(240,856)	$113,421	$2,461
Earnings (loss) per share, diluted	$(13.49)	$6.29	$0.14
Weighted-average shares outstanding	17,852	17,945	17,959
Dilutive effect of stock options and restricted stock	—	249	132
Adjusted weighted-average shares outstanding under treasury stock method	17,852	18,194	18,091
Participating securities excluded under two-class method	—	(175)	(57)
Adjusted weighted-average shares outstanding under two-class method	17,852	18,019	18,034

Stock awards outstanding of 452,560, 81,748, and 79,644 shares (not in thousands) as of December 31, 2024, 2023, and 2022, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

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
Recent Accounting Pronouncements
Beginning with annual reporting for the year ended December 31, 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that was issued by the Financial Accounting Standards Board ("FASB"). This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements. See Note 14 - Operating Segments for additional information.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures." This new standard requires expanded income tax disclosure of specific categories in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption and retrospective application permitted. The Company will adopt this standard effective for 2025 and does not expect that the adoption of this standard will have a material effect on its financial statements.

In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This new standard requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and does not expect the adoption of this standard will have a material effect on its financial statements.

Note 3 — Special Charges

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was impacted by Hurricanes Ian, Idalia, Debby, Helene, and Milton between 2022 and 2024. While the Resort was built to withstand hurricanes and flooding, these weather events are unprecedented in their frequency and the amount of destruction caused in Southwest Florida. The Company believes these weather events will be unusual and has included the cost of these events and the related insurance recoveries in special charges. The estimated losses are recorded to special charges in the period of the event and are offset by insurance recoveries in the period they are approved for payment by the insurer. To date, the Company has recorded $87.2 million in losses and $58.6 million in insurance recoveries. At this time, the Company does not expect that additional amounts to be recovered are significant.

During the fourth quarter of 2024, Sunseeker Resort was directly impacted by Hurricane Milton, which made landfall on the west coast of Florida on October 9, 2024. As the Resort was within the evacuation zone, operations were temporarily halted beginning October 7, 2024, and the Resort reopened with limited services on October 14, 2024. Additionally, the Resort was affected by Hurricanes Debby and Helene during 2024. The combined impact of Hurricanes Milton, Debby, and Helene resulted in a total of $7.7 million in losses recorded by the Company for 2024 without regard to lost revenues.

In fourth quarter 2024, the Company recorded an impairment charge of $321.8 million in special charges related to Sunseeker Resort and associated Aileron Golf Course. For more detailed discussion regarding the impairment charge see Note 15.

Airline

In September 2023, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were retired in 2023 and seven airframes were retired in 2024. The remaining airframes are to be retired between January 2025 and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the years ended December 31, 2024 and December 31, 2023. The Company also recorded a special charge in the year ended December 31, 2022 related to accelerated depreciation on the last of the aircraft identified for early retirement during 2020.

In April 2024, the Company's flight attendants, represented by the Transport Workers Union of America, ratified a new five-year collective bargaining agreement. Under the agreement, a ratification bonus was paid in May 2024, which amount is included within special charges.

In third quarter 2024, the Company recorded $3.4 million of special charges related to organizational restructuring.

Special Charges

The table below summarizes special charges recorded during the years ended December 31, 2024, 2023, and 2022.

	Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Accelerated depreciation on airframes identified for early retirement	$31,066	$35,091	$567
Flight attendant ratification bonus	10,821	—	—
Organizational restructuring	3,420	—	—
Airline special charges	45,307	35,091	567
Sunseeker weather events, net of insurance recoveries(1)	987	(6,446)	34,045
Sunseeker impairment	321,837	—	—
Sunseeker special charges, net of insurance recoveries(1)	322,824	(6,446)	34,045
Total special charges	$368,131	$28,645	$34,612
(1) Includes $2.7 million and $8.3 million of business interruption insurance proceeds for the years ended December 31, 2024 and December 31, 2023, respectively. There were no business interruption recoveries for the year ended December 31, 2022.

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Scheduled service	$1,030,795	$1,133,001	$1,062,753
Ancillary air-related charges	1,129,149	1,137,226	1,025,549
Loyalty redemptions	57,115	54,170	49,460
Total passenger revenue	$2,217,059	$2,324,397	$2,137,762

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of December 31, 2024, the air traffic liability balance was $370.9 million, of which approximately $315.5 million was related to forward bookings, with the remaining $55.4 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $353.5 million that was recorded in the air traffic liability balance at December 31, 2023, substantially all was recognized into passenger revenue during the 12 months ended December 31, 2024.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Resort Revenue

The Company's Resort revenues for the periods indicated are set forth in the table below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Rooms	$31,628	$946	$—
Food and beverage	29,895	1,713	—
Other	10,227	222	—
Total resort revenue	$71,750	$2,881	$—

Revenue from banquets, golf, retail and spa services are included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material as of December 31, 2024 or December 31, 2023.

Loyalty redemptions

The following table presents the activity of the co-brand credit card and the loyalty program as of the dates indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Balance at January 1	$70,813	$56,500
Points awarded	67,050	68,483
Points redeemed	(57,152)	(54,170)
Balance at December 31	$80,711	$70,813

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in other noncurrent liabilities and expected to be recognized into revenue in periods thereafter.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Airline
Flight equipment	$3,345,458	$3,329,207
Computer hardware and software	320,432	274,927
Land and buildings/leasehold improvements	66,115	63,863
Other property and equipment	115,043	109,727
Sunseeker Resort
Land and buildings/leasehold improvements	255,201	542,129
Other property and equipment	34,894	75,116
Total property and equipment	4,137,143	4,394,969
Less accumulated depreciation and amortization	(1,067,194)	(964,866)
Property and equipment, net	$3,069,949	$3,430,103

As of December 31, 2024, the Company had firm commitments to purchase 46 aircraft which are expected to be delivered between 2025 and 2027.

During the year ended December 31, 2024, the Company sold flight equipment with a carrying amount of $51.3 million for proceeds of $86.2 million resulting in a gain of $34.9 million, which is included as an offset to other operating expense in the Company's consolidated income statement.

Accrued capital expenditures as of December 31, 2024 and 2023 were $8.9 million and $71.7 million, respectively.

For the year ended December 31, 2024, the Company recorded a $321.8 million impairment loss related to the Sunseeker Resort Segment. The impairment is more fully discussed in Note 15.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2024	2023
Fixed-rate debt and finance lease obligations due through 2032	$1,481,186	$1,834,754
Variable-rate debt due through 2036	585,318	424,900
Total long-term debt and finance lease obligations, net of related costs	2,066,504	2,259,654
Less current maturities, net of related costs	454,769	439,937
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,611,735	$1,819,717

Weighted average fixed-interest rate on debt	6.5%	6.3%
Weighted average variable-interest rate on debt	6.8%	7.9%

				Interest Rate(s) Per Annum at			As of December 31,
(in thousands)	Maturity Dates			December 31, 2024			2024	2023
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2028	—	2029	2.92%	—	5.19%	107,959	130,650
Revolving credit facilities	2025	—	2027	N/A			—	200,000
Debt secured by aircraft, engines, other equipment and real estate	2025	—	2036	1.87%	—	8.57%	765,278	596,271
Finance leases	2028	—	2032	4.44%	—	7.01%	429,896	455,248
Construction loan agreement	2026			5.75%			100,000	350,000
Unsecured debt	2025			6.15%			130,500	—
Total debt							$2,083,633	$2,282,169
Related costs							(17,129)	(22,515)
Total debt net of related costs							$2,066,504	$2,259,654

Maturities of long-term debt as of December 31, 2024, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2024
2025(1)	454,769
2026	186,949
2027	673,600
2028	151,261
2029	160,510
Thereafter	439,415
Total debt and finance lease obligations, net of related costs	$2,066,504
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

The Company, through a wholly owned subsidiary, has entered into similarly structured agreements with trusts to borrow amounts collateralized by aircraft and engines.The trusts were funded at inception of the loan and at maturity, the Company will have purchase options at fixed amounts. As these transactions are common control transactions, the Company, as the primary beneficiary, measured and recorded the assets at their carrying values at the time of borrowing.

Revolving Credit Facilities

In August 2022, the Company entered into a credit agreement under which the Company is entitled to borrow up to $100.0 million. In October 2023, the Company extended the term of this agreement to August 2025 with all other terms to remain the same. The borrowing ability of the facility is based on the value of aircraft and engines placed into the collateral pool. The notes under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2024, the facility remained undrawn.

In August 2022, the Company entered into a credit agreement that provides a senior secured revolving loan facility of $75.0 million. The facility is secured by the same collateral that secures the 2027 Notes, has a term of 57 months and notes under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2024, the facility remained undrawn.

In September 2022, the Company entered into a credit agreement under which the Company was entitled to borrow up to $200.0 million, which expired as of December 31, 2024. At December 31, 2023, the Company had drawn the full $200 million available under the facility. During the year ended December 31, 2024, the facility was fully repaid.

In March 2021, the Company entered into a revolving credit facility, under which it is entitled to borrow up to $50.0 million. In February, 2023, the Company extended the term of this agreement to March 2026 and the commitment was increased to $100.0 million. The borrowing ability is based on the value of the aircraft and engines placed into the collateral pool. The notes for amounts borrowed under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2024, the facility remained undrawn.

Other Secured Debt

The Company is party to financing agreements under which aircraft, other equipment or other assets serve as collateral. Below are described those debt transactions entered into or that were drawn during 2024.

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and is due upon delivery of each aircraft or no later than June 30, 2025. The Company drew an additional $18.8 million on this facility during the year ended December 31, 2024 and as of the same date, the Company had drawn a total of $132.6 million under the facility.

In September 2023, the Company entered into a credit agreement under which the Company is entitled to borrow up to $412.1 million. The initial draw of $196.4 million received in September 2023 was collateralized by aircraft and used in part to pay off existing debt. This initial draw bears interest at a fixed rate, with quarterly installments of principal and interest, and matures in September 2031. The Company received proceeds for the remaining commitment of $215.7 million in 2024. These draws were collateralized by aircraft and bear a floating interest rate based on SOFR. The 2024 draws have a term of twelve years, maturing between September 2036 and December 2036, and are payable in quarterly installments.

In March 2024, the Company entered into a credit agreement under which it is entitled to borrow up to $218.5 million, which will be collateralized by new aircraft upon delivery. The loans will bear interest at a variable rate based on 3-month SOFR and are payable in quarterly installments over a term of 12 years. At December 31, 2024, the commitments remain undrawn pending new aircraft delivery.

In September 2024, the Company entered into a credit agreement under which the Company borrowed $22.0 million secured by certain aircraft assets. The loan bears interest at a variable rate based on SOFR, is payable in quarterly installments, and will mature in September 2029.

Finance Leases

The Company has finance lease obligations related to 23 aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2024. See Note 7 for more information on the Company's finance lease obligations.

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a Credit Agreement pursuant to which SFI borrowed $350.0 million to fund the remaining construction of the initial phases of Sunseeker Resort. The loan is secured by the Resort. The equity of SFI is also pledged to secure the loan. The loan bears interest at 5.75 percent per annum payable semi-annually, provides for semi-annual principal payments of $26.0 million beginning in 2025 and matures in October 2028. The credit agreement includes covenants similar to the covenants in the 2027 Notes. To support the credit, the Company has guaranteed the full amount of the debt. In December 2024, the Company made a voluntary partial prepayment of $250.0 million, and as of December 31, 2024, the remaining principal balance of the loan was $100 million.

Unsecured Debt

In December 2024, the Company entered into an unsecured credit facility and received proceeds of $130.5 million. The loan bears interest at a floating rate based on SOFR, and principal repayments are due at the delivery of certain 737 MAX aircraft or no later than December 2025.

Note 7 — Leases

The Company had 23 aircraft under finance leases and 17 aircraft under operating leases as of December 31, 2024 with remaining terms through 2032.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2024	2023	2022
Finance lease costs:
Amortization of assets	Depreciation and amortization	$23,855	$27,170	$17,579
Interest on lease liabilities	Interest expense	25,994	27,502	23,034
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	26,178	25,246	24,986
Variable lease cost	Station operations; Maintenance and repairs; Other operating expense	492	1,563	1,469
Total lease cost		$76,519	$81,481	$67,068

Lease position as of December 31, 2024 and December 31, 2023

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets, net	$81,218	$100,707
Finance lease assets	Property and equipment, net of accumulated depreciation	427,664	466,075
Total lease assets		$508,882	$566,782

Liabilities
Current
Operating	Current operating lease liabilities	$20,714	$20,873
Finance	Current maturities of long-term debt and finance lease obligations	26,836	25,352
Noncurrent
Operating	Noncurrent operating lease liabilities	62,392	82,410
Finance	Long-term debt and finance lease obligations	403,060	429,896
Total lease liabilities		$513,002	$558,531

Weighted-average remaining lease term
Operating leases		7.2 years	7.4 years
Finance leases		6.1 years	7.1 years
Weighted-average discount rate
Operating leases		5.6%	5.5%
Finance leases		5.9%	5.9%

Other Information

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$26,679	$25,774	$25,775
Operating cash flows for finance leases	26,056	27,672	22,366
Financing cash flows for finance leases	25,352	39,044	16,621

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2024.

(in thousands)	Operating Leases	Finance Leases
2025	$24,532	$51,408
2026	13,896	51,108
2027	11,688	51,108
2028	9,997	65,908
2029	10,027	104,396
Thereafter	32,590	231,772
Total lease payments	102,730	555,700
Less imputed interest	(19,624)	(125,804)
Total lease obligations	83,106	429,896
Less current obligations	(20,714)	(26,836)
Long-term lease obligations	$62,392	$403,060

Note 8 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. The Board of Directors has, to date, authorized additional expenditures for share repurchases when the authority is exhausted. The Company suspended stock repurchases upon the onset of the pandemic through September 30, 2022, as part of accepting benefits from the U.S. Treasury under the Payroll Support Programs. Since fourth quarter 2022, the Company is no longer subject to this restriction and has resumed repurchasing shares when advantageous opportunities arise.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Shares repurchased(1)	—	309,155	377,529
Average price per share	$—	$78.61	$78.94
Total (in thousands)	$—	$24,303	$29,802
(1)Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 95,014, 65,284, and 1,423 shares (not in thousands) for 2024, 2023, and 2022 respectively.

Cash dividends declared by the Board of Directors and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Total quarterly cash dividends declared, per share	$1.20	$1.20	$—
Total cash dividends paid (in thousands)	21,934	22,144	—

The Company suspended payment of cash dividends upon the onset of the pandemic, and as part of accepting benefits from the U.S. Treasury under the Payroll Support Programs, the Company agreed not to pay cash dividends through September 30, 2022.

The Company recommenced payment of cash dividends in the second half of 2023, but on July 8, 2024, the Company suspended its quarterly dividend indefinitely.

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

    Level 1 - Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities

Level 2 - Defined as inputs other than Level 1 inputs that are either directly or indirectly observable

Level 3 - Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company uses the market approach valuation technique to determine fair value for investment securities. The assets classified as Level 1 consist of money market funds for which original cost approximates fair value. The assets classified as Level 2 consist of commercial paper, municipal debt securities, federal agency debt securities, U.S. treasury bonds, corporate debt securities and certificates of deposit, which are valued using quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs. The Company has no investment securities classified as Level 3.

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2024			As of December 31, 2023
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
US Government and agency obligations	$81,535	$—	$81,535	$10,201	$—	$10,201
Money market funds	41,494	41,494	—	33,613	33,613	—
Commercial paper	22,689	—	22,689	19,575	—	19,575
Municipal debt securities	10,299	—	10,299	7,848	—	7,848
Corporate debt securities	4,133	—	4,133	—	—	—
Total cash equivalents	160,150	41,494	118,656	71,237	33,613	37,624
Short-term
Corporate debt securities	242,313	—	242,313	210,982	—	210,982
Commercial paper	149,807	—	149,807	237,870	—	237,870
US Government and agency obligations	94,295	—	94,295	208,648	—	208,648
Certificates of deposit	7,239	—	7,239	—	—	—
Municipal debt securities	1,580	—	1,580	13,914	—	13,914
Total short-term	495,234	—	495,234	671,414	—	671,414
Long-term
Corporate debt securities	39,931	—	39,931	43,869	—	43,869
US Government and agency obligations	10,452	—	10,452	12,135	—	12,135
Municipal debt securities	1,342	—	1,342	—	—	—
Total long-term	51,725	—	51,725	56,004	—	56,004
Total financial instruments	$707,109	$41,494	$665,615	$798,655	$33,613	$765,042

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2024 or 2023.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs:

	As of December 31, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,653,737	$1,667,275	$1,826,921	$1,815,351	3

Other

Due to the short term nature, carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 10 — Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The entirety of the Company's income before taxes is from its domestic operations.

Income Tax Provision/(Benefit)

The provision (benefit) for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$1,431	$—	$6
State	(1,665)	3,306	73
Foreign	311	204	209
Total current	77	3,510	288
Deferred:
Federal	(62,244)	36,910	1,189
State	(6,045)	1,035	983
Total deferred	(68,289)	37,945	2,172
Total income tax provision	$(68,212)	$41,455	$2,460

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income tax expense (benefit) at federal statutory rate	$(64,774)	$33,401	$1,040
State income taxes, net of federal income tax benefit	(7,168)	3,503	1,189
Foreign income tax expense	311	204	210
Executive compensation	2,707	3,692	57
Federal tax credits	(1,135)	(2,034)	(1,103)
Stock compensation	2,212	1,936	1,016
Other	(365)	753	51
Total income tax expense (benefit)	$(68,212)	$41,455	$2,460

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Employee benefits	$38,277	$8,410
Interest expense	24,692	21,165
Net operating loss	6,252	22,237
Tax credits	3,683	4,128
Other	45,543	9,411
Less: valuation allowance	1,214	1,214
Total deferred tax assets	117,233	64,137
Deferred tax liabilities:
Prepaid expenses	5,235	4,516
Depreciation	398,022	434,620
Other	29,569	9,603
Total deferred tax liabilities	432,826	448,739
Net deferred tax liabilities	$315,593	$384,602

Net Operating Loss and Tax Credit Carryforwards

At December 31, 2024, the Company recognized $6.3 million of tax-effected state net operating loss carryforwards. Under the current law, $1.8 million of the state net operating loss carryforward amounts do not expire and the remaining amounts expire between 2025 and 2043.

Note 11— Related Party Transactions

During the years ended December 31, 2024, 2023 and 2022, there were no related party transactions that required disclosure.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on up to 5 percent of eligible employee wages.

The Company recognized expense under this plan of $28.9 million, $25.5 million, and $24.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Employee Stock Purchase Plan

The Company reserved 1,000,000 shares of common stock for employee purchases under the 2014 Employee Stock Purchase Plan ("ESPP"). The 2014 ESPP was extended for an additional ten years until October 2034 through an amendment and restatement of the ESPP ratified at the Company's 2024 annual meeting of stockholders. Shares are purchased semi-annually, at a discount, based on the market value at period-end. Employees may contribute up to 25 percent of their base pay per offering period, not to exceed $25,000 each calendar year, for the purchase of common stock. The ESPP is a compensatory plan under applicable accounting guidance and results in the recognition of compensation expense.

The following table provides information about the Company’s ESPP activity during 2024, 2023, and 2022:

Year Ended	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
December 31, 2022	73,268	$97.85	$16.25
December 31, 2023	99,802	$85.27	$14.44
December 31, 2024	155,101	$50.82	$8.84
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. 15 percent is the maximum allowable discount under the ESPP.

Compensation expense

For the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation expense of $24.0 million, $31.5 million and $16.3 million, respectively, related to stock compensation. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants and are reconciled to actuals over the vesting period. As of December 31, 2024, no stock options remain outstanding as options previously held by certain of the Company's executive officers have been forfeited or cancelled.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. Most of the Company's unvested restricted stock awards, subject generally to the individual's continued employment or service, vest over a three year period. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2024, 2023 and 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	181,553	$183.63
Granted	374,540	89.31
Vested	(74,170)	180.54
Forfeited	(52,055)	123.01
Non-vested at December 31, 2022	429,868	$109.33
Granted	567,004	93.57
Vested	(238,020)	119.00
Forfeited	(151,459)	94.07
Non-vested at December 31, 2023	607,393	$94.64
Granted	223,825	51.12
Vested	(321,281)	92.24
Forfeited	(145,203)	92.91
Non-vested at December 31, 2024	364,734	$70.73

The total grant date fair value of restricted stock that vested during the years ended December 31, 2024, 2023 and 2022 was $29.6 million, $28.3 million and $13.4 million, respectively.

Unrecognized compensation cost was $19.9 million as of December 31, 2024 for unvested restricted stock expected to be recognized over a weighted-average period of 2.09 years.

Phantom stock awards

During 2024, the Company granted phantom stock awards ("PSAs") to certain employees. The value of one PSA share is equal to the value of one share of the Company's common stock, and each grant is subject to a three-year graded vesting schedule. The awards are settled in cash at vesting, with compensation costs recognized over the vesting period and adjusted to market value at each period end. As of December 31, 2024, share-based compensation liability related to PSAs was $1.9 million, which is included in accrued liabilities in the Company's consolidated balance sheet.

A summary of the status of non-vested PSA grants during the year ended December 31, 2024, is presented below. No PSAs have been granted prior to 2024.

	Phantom Stock Awards	Weighted Average Fair Value Per Share(1)
Non-vested at December 31, 2023	—	—
Granted	125,121	$46.15
Vested	—	—
Forfeited	(812)	46.15
Non-vested at December 31, 2024	124,309	$94.12
(1) Reflects grant date fair value, except for awards outstanding at December 31, 2024, which reflects fair value at that date.

Unrecognized compensation cost was $8.9 million as of December 31, 2024 for unvested phantom stock awards expected to be recognized over a weighted-average period of 1.35 years.

Note 13 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2025 to 2048. Refer to Note 7 for more information on the Company's lease agreements.

As of December 31, 2024, the Company had outstanding purchase commitments for 46 aircraft which are expected to deliver from 2025 through 2027.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows:

(in thousands)	As of December 31, 2024
2025	$399,895
2026	721,437
2027	456,777
Total purchase commitments	$1,578,109

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2024, the percentage of full-time equivalent employees for each of these pay groups was as follows:

As of December 31, 2024
Pilots	20.5%
Flight Attendants	28.3
Maintenance Technicians	12.3
Flight Dispatchers	0.7
Total	61.8%

As of December 31, 2024, the Company employed approximately 6,700 full-time equivalent employees, 20.5 percent of whom (the pilots) are covered by collective bargaining agreements that are currently amendable and are in negotiation.

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

Note 14 — Operating Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM"), and is used to allocate resources and analyze performance. The Company's CODM is the President and CEO, who assesses segment performance and makes resource allocation decisions using information about each operating segment's operating income and pretax income. The CODM reviews separate financial information and makes resource allocation decisions for the Company's two operating segments: Airline and Sunseeker Resort.

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

Segment profit or loss, revenues, significant segment expenses, and other required financial information for each of the Company's operating segments are set forth below:

	Twelve Months Ended December 31, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,440,839	$71,750	$2,512,589
OPERATING EXPENSES:
Salaries and benefits	770,667	49,176	819,843
Aircraft fuel	627,755	—	627,755
Station operations	272,843	—	272,843
Depreciation and amortization	231,789	26,462	258,251
Maintenance and repairs	125,430	—	125,430
Sales and marketing	99,269	7,071	106,340
Aircraft lease rentals	23,573	—	23,573
Other operating expense(1)	102,007	48,392	150,399
Special charges, net of recoveries	45,307	322,824	368,131
Total operating expenses	2,298,640	453,925	2,752,565
OPERATING INCOME (LOSS)	142,199	(382,175)	(239,976)
OTHER (INCOME) EXPENSES:
Interest income	(44,012)	—	(44,012)
Interest expense	135,584	20,859	156,443
Capitalized interest	(45,059)	(326)	(45,385)
Other non-operating expense(2)	1,428	—	1,428
INCOME (LOSS) BEFORE INCOME TAXES	$94,258	$(402,708)	$(308,450)

Capital expenditures	244,802	19,499	264,301
Total assets	4,116,289	313,564	4,429,853

	Twelve Months Ended December 31, 2023
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,506,976	$2,881	$2,509,857
OPERATING EXPENSES:
Salaries and benefits	672,459	15,344	687,803
Aircraft fuel	695,871	—	695,871
Station operations	256,560	—	256,560
Depreciation and amortization	220,915	2,215	223,130
Maintenance and repairs	123,802	—	123,802
Sales and marketing	108,453	6,163	114,616
Aircraft lease rentals	24,948	—	24,948
Other operating expense(1)	117,400	16,101	133,501
Special charges, net of recoveries	35,091	(6,446)	28,645
Total operating expenses	2,255,499	33,377	2,288,876
OPERATING INCOME (LOSS)	251,477	(30,496)	220,981
OTHER (INCOME) EXPENSES:
Interest income	(46,615)	—	(46,615)
Interest expense	131,318	21,868	153,186
Capitalized interest	(21,838)	(23,294)	(45,132)
Other non-operating expense(2)	491	—	491
INCOME (LOSS) BEFORE INCOME TAXES	$188,121	$(29,070)	$159,051

Capital expenditures	568,309	321,044	889,353
Total assets	4,200,545	656,122	4,856,667

	Twelve Months Ended December 31, 2022
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,301,829	$—	$2,301,829
OPERATING EXPENSES:
Salaries and benefits	547,295	5,118	552,413
Aircraft fuel	814,803	—	814,803
Station operations	255,168	—	255,168
Depreciation and amortization	197,433	109	197,542
Maintenance and repairs	117,814	—	117,814
Sales and marketing	99,558	1,120	100,678
Aircraft lease rentals	23,621	—	23,621
Other operating expense(1)	108,600	4,932	113,532
Special charges, net of recoveries	567	34,045	34,612
Total operating expenses	2,164,859	45,324	2,210,183
OPERATING INCOME (LOSS)	136,970	(45,324)	91,646
OTHER (INCOME) EXPENSES:
Interest income	(16,469)	—	(16,469)
Interest expense	99,665	16,046	115,711
Capitalized interest	(4,308)	(8,332)	(12,640)
Other non-operating expense(2)	91	—	91
INCOME (LOSS) BEFORE INCOME TAXES	$57,991	$(53,038)	$4,953

Capital expenditures	475,254	288,408	763,662
Total assets	4,047,134	464,163	4,511,297

(1) Other operating expenses in the Airline segment consist of insurance, crew training and travel, legal expense, gains and losses on the sale of flight equipment, and other general and administrative expenses. Other operating expenses in the Sunseeker segment consist of food and beverage cost of goods sold, contract labor, property tax, insurance, and other general and administrative expense.

(2) Other non-operating expenses in the Airline segment consist primarily of a loss on the sale in 2024 of a cost-method investment that arose from the contribution of intellectual property rights to a private company and realized income from equity method investments.

Note 15 — Impairment

During the year ended December 31, 2024, Sunseeker Resort, along with the associated Aileron Golf Course and related assets, which consist primarily of land, buildings, and other furniture, fixtures, and equipment, incurred both an operating loss and a cash flow deficit, prompting multiple downward revisions to forecasts projecting continuing losses. Consequently, the Company engaged an advisor to conduct a strategic review of the Resort with the aim of enhancing financial performance and ultimately facilitating a sale. In fourth quarter 2024, the Company began to solicit proposals for the sale of the Resort or a majority interest in it. As a result, it is more likely than not that the Resort or a majority interest in it will be sold before the end of its previously estimated useful life. These circumstances constituted a triggering event, necessitating an impairment test for the long-lived assets.

In accordance with ASC 360, "Property, Plant, and Equipment," the Company performed an undiscounted cash flow test and concluded that the carrying value of the long-lived assets was not recoverable. The estimated fair value of the assets was determined using a discounted cash flow model. The determination of fair value involved significant assumptions and estimates, including the discount rate, projected hotel revenue growth rates, and the terminal capitalization rate. Consequently, an impairment loss of $321.8 million was recorded at the end of fourth quarter 2024 to reflect the difference between the carrying values of these assets and their fair values. The impairment loss is included in special charges in the consolidated statement of income for the year ended December 31, 2024.

Note 16 — Subsequent Events

In January 2025, the Company drew down $50.0 million from one of its existing revolving credit facilities. Amounts borrowed under this facility bear interest at a floating rate based on the Secured Overnight Financing Rate ("SOFR"). The facility matures in March 2026.

In January and February 2025, the Company drew down $131.0 million on existing aircraft financing commitments. The facilities bear interest at a floating rate based on the SOFR and are payable in monthly installments through January and February 2037.

In February 2025, the Company repaid $61.0 million on an existing unsecured credit facility.

In February 2025, the Company repaid the full remaining balance of $100.0 million on the Sunseeker construction loan. The original loan, secured by the Resort and bearing interest at 5.75 percent per annum, was scheduled to mature in October 2028, with semi-annual principal payments of $26.0 million beginning in 2025.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
March 3, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as set forth below:

On May 20, 2024, Keny Wilper, our senior vice president and chief operating officer, adopted a Rule 10b5-1 trading plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan will terminate in August 2025. Under the trading plan, Mr. Wilper will sell 50 percent of the number of shares remaining after netting for tax withholdings from restricted stock that will vest between August 2024 and August 2025. The total number of shares to vest within that period is 5,329 shares.

On August 29, 2024, Sandra Morgan, one of the Company's directors, adopted a Rule 10b5-1 trading plan for the sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan will terminate in October 2025. Under the trading plan, Ms. Morgan will sell 35 percent of the number of shares of restricted stock that will vest between October 2024 and October 2025. The total number of shares to vest within that period is 3,000 shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2025, which Proxy Statement is to be filed with the Commission.

We have adopted insider trading policies and procedures, which are included as Exhibit 19 to this Annual Report on Form 10-K, that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2025, which Proxy Statement is to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2025, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2025, which Proxy Statement is to be filed with the Commission.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 26, 2025, which Proxy Statement is to be filed with the Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules

—	Financial Statements and Supplementary Data. The financial statements included in Item 8 - Financial Statements and Supplementary Data above are filed as part of this annual report.
—	Financial Statement Schedules. Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
—	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation of Allegiant Travel Company (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on July 23, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 25, 2024).
3.3	Specimen Stock Certificate (incorporated by reference to Exhibit 3.3 to the Form 8-A filed with the Commission on November 22, 2006).
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
The Company is not filing any other instruments evidencing any indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.
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

10.8
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

10.14
Customer Support Variables between The Boeing Company and Allegiant Air, LLC Supplemental Exhibit CS1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.15
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

10.17
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

10.27
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

10.41
PDP Credit Agreement dated as of September 30, 2022 among Allegiant Air, LLC, Norddeutsche Landesbank Girozentrale (acting through its New York branch) and Landesbank Hessen-Thüringen Girozentrale as Original Lenders and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (2)

10.42
Purchase Agreement Assignment and Security Agreement dated as of September 30, 2022, between Allegiant Air, LLC and Bank of Utah as security trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022). (2)

10.43
Definitions Relating to the PDP Credit Agreement and the Security Agreement referenced in items 10.41 and 10.42 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the Commission on November 3, 2022). (2)

10.44
Allegiant Guarantee Agreement dated as of September 30, 2022 between the Company and Bank of Utah as security trustee. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on November 3, 2022).

10.45	2022 Long-Term Incentive Plan. (1) (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).
10.46
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Employees. (1) (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.47
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Board Members. (1) (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.48
Employment Agreement dated as of December 1, 2022, between the Company and Keny Wilper. (1) (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023).

10.49
Form of Stock Option Agreement for President and Executive Vice Presidents (1) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on August 7, 2023).

10.50
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

10.51
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

10.52
Lessee Consent from Sunrise Asset Management, LLC as Lessor, and Bank of Utah, as Security Trustee, to Allegiant Air, LLC, as Lessee dated September 29, 2023(2) (incorporated by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.53
Lessee Guarantee Agreement by and between Allegiant Air, LLC, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.05 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.54
Allegiant Guarantee Agreement by and between Allegiant Travel Company, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.06 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.55
Supplemental Agreement No. 2 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.08 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.56
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A1-R1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.57
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A2-R1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.58
Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC - Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130 (2) (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.59
Letter Agreement WJE-PA-05130-LA-2101477R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.60
Letter Agreement WJE-PA-05130-LA-2101479R2 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.61
Letter Agreement WJE-PA-05130-LA-2103907R1 between The Boeing Company and Allegiant Air, LLC (2) (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.62
PDP Facility Agreement in Respect of Up to Eight (8) Boeing 737 Max Aircraft by and between Sun Tail PDP LLC as Borrower, Carlyle Aviation Management Limited as Agent, Runway Seven Lender LLC as Security Trustee and Runway Seven Lender LLC as Lender dated November 1, 2023 (2) (incorporated by reference to Exhibit 10.100 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024).

10.63
Allegiant Guarantee Agreement dated as of November 1, 2023 between Allegiant Travel Company and Allegiant Air, LLC as Guarantors and Runway Seven Lender LLC as Security Trustee (2) (incorporated by reference to Exhibit 10.101 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024).

10.64
Purchase Agreement Security Assignment (737 Max) dated as of November 1, 2023 between Sun Tail PDP LLC as Assignor and Runway Seven Lender LLC as Assignee (2) (incorporated by reference to Exhibit 10.102 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024).

10.65	Supplemental Agreement No. 3 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.66	Table of Contents (Letter Agreements) (2)
10.67	Table 1A-R3 to Purchase Agreement No. PA-05130 (2)
10.68	Table 1B-R3 to Purchase Agreement No. PA-05130 (2)
10.69	Letter Agreement WJE-PA-05130-LA-2101477R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.70	Attachment A to Letter Agreement WJE-PA-05130-LA-2101477R2 by and between The Boeing Company and Allegiant Air, LLC (2)
10.71	Letter Agreement WJE-PA-05130-LA-2101481R1 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.72	Letter Agreement WJE-PA-05130-LA-2101482R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.73	Letter Agreement WJE-PA-05130-LA-2101488R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.74	Letter Agreement WJE-PA-05130-LA-2103908R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.75	Attachment A to Letter Agreement WJE-PA-05130-LA-2103908R2 by and between The Boeing Company and Allegiant Air, LLC (2)
10.76	Letter Agreement WJE-PA-05130-LA-2103930R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.77	Letter Agreement WJE-PA-05130-LA-2104982R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.78	Letter Agreement WJE-PA-05130-LA-2302594 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.79	Letter Agreement WJE-PA-05130-LA-2406018 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (2)
10.80
Separation Agreement and Mutual Release of All Claims dated June 10, 2024 between the Company and Robert P. Wilson, III (1) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Commission on August 6, 2024).

10.81
Employment Agreement dated as of October 22, 2022 between Sunseeker Resorts, Inc. and Micah Richins (1) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Commission on August 6, 2024).

10.82
Second Amended and Restated Employment Agreement dated as of September 1, 2024 between the Company and Gregory C. Anderson (1) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the Commission on November 5, 2024).

10.83
Separation Agreement and Mutual Release of All Claims dated September 4, 2024 between the Company and Scott DeAngelo (1) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the Commission on November 5, 2024).

19	Allegiant Travel Company Insider Trading Policy as adopted on January 28, 2025
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97	Allegiant Travel Company Executive Compensation Clawback Policy as adopted on January 28, 2025.
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022 (v) Consolidated Cash Flow Statements for the years ended December 31, 2024, 2023 and 2022 (vi) the Notes to the Consolidated Financial Statements. (3)

(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 3, 2025.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (President and Chief Executive Officer)

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

Signature	Title	Date

/s/Gregory Anderson	President, Chief Executive Officer, and Director	March 3, 2025
Gregory Anderson	(Principal Executive Officer)

/s/ Robert Neal	Chief Financial Officer	March 3, 2025
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	March 3, 2025
Rebecca Aretos	(Principal Accounting Officer)

/s/ Maurice J. Gallagher, Jr.	Director, Chairman of the Board	March 3, 2025
Maurice J. Gallagher, Jr.

/s/ Montie Brewer	Director	March 3, 2025
Montie Brewer

/s/ Gary Ellmer	Director	March 3, 2025
Gary Ellmer

/s/ Ponder Harrison	Director	March 3, 2025
M. Ponder Harrison

/s/ Linda Marvin	Director	March 3, 2025
Linda Marvin

/s/ Sandra D. Morgan	Director	March 3, 2025
Sandra D. Morgan

/s/ Charles W. Pollard	Director	March 3, 2025
Charles W. Pollard