Form 10-Q
period 2025-03-31
Allegiant Travel CO
filed 2025-05-07
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or
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

As of April 29, 2025, the registrant had 18,254,744 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2025	December 31, 2024
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$283,768	$285,892
Restricted cash	19,020	16,427
Short-term investments	594,830	495,234
Accounts receivable	85,571	90,407
Expendable parts, supplies and fuel, net	33,583	36,070
Prepaid expenses and other current assets	61,527	67,575
TOTAL CURRENT ASSETS	1,078,299	991,605
Property and equipment, net	3,103,052	3,069,949
Long-term investments	27,714	51,725
Deferred major maintenance, net	169,827	173,892
Operating lease right-of-use assets, net	75,725	81,218
Deposits and other assets	49,245	61,464
TOTAL ASSETS:	$4,503,862	$4,429,853
CURRENT LIABILITIES
Accounts payable	70,619	62,092
Accrued liabilities	363,202	327,404
Current operating lease liabilities	18,379	20,714
Air traffic liability	439,639	370,915
Current loyalty program liability	40,002	41,510
Current maturities of long-term debt and finance lease obligations, net of related costs	266,611	454,769
TOTAL CURRENT LIABILITIES	1,198,452	1,277,404
Long-term debt and finance lease obligations, net of current maturities and related costs	1,747,280	1,611,735
Deferred income taxes	315,678	315,593
Noncurrent operating lease liabilities	59,165	62,392
Noncurrent loyalty program liability	40,386	39,201
Other noncurrent liabilities	30,170	34,136
TOTAL LIABILITIES:	$3,391,131	$3,340,461
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(689,551)	(678,431)
Additional paid in capital	763,767	760,600
Accumulated other comprehensive income, net	3,139	3,949
Retained earnings	1,035,350	1,003,248
TOTAL EQUITY:	1,112,731	$1,089,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,503,862	$4,429,853

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES:
Passenger	$616,750	$579,936
Third party products	35,203	33,399
Fixed fee contracts	16,252	18,861
Resort and other	30,869	24,210
Total operating revenues	699,074	656,406
OPERATING EXPENSES:
Salaries and benefits	231,439	213,327
Aircraft fuel	166,333	170,087
Station operations	73,505	66,468
Depreciation and amortization	63,312	63,844
Maintenance and repairs	34,854	30,278
Sales and marketing	25,096	30,419
Aircraft lease rentals	5,920	5,985
Other	35,168	47,451
Special charges, net of recoveries	(1,555)	13,099
Total operating expenses	634,072	640,958
OPERATING INCOME	65,002	15,448
OTHER (INCOME) EXPENSES:
Interest income	(11,935)	(12,241)
Interest expense	40,783	40,160
Capitalized interest	(6,488)	(11,185)
Other, net	702	51
Total other expenses	23,062	16,785
INCOME (LOSS) BEFORE INCOME TAXES	41,940	(1,337)
INCOME TAX PROVISION (BENEFIT)	9,838	(418)
NET INCOME (LOSS)	$32,102	$(919)
Earnings (loss) per share to common shareholders:
Basic	$1.74	$(0.07)
Diluted	$1.73	$(0.07)
Shares used for computation:
Basic	17,984	17,664
Diluted	18,022	17,664

Cash dividends declared per share:	$—	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET INCOME (LOSS)	$32,102	$(919)
Other comprehensive loss:
Change in available for sale securities, net of tax	(810)	(1,208)
TOTAL COMPREHENSIVE INCOME (LOSS)	$31,292	$(2,127)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	—	—	3,167	—	—	—	3,167
Shares repurchased by the Company and held as treasury shares	(147)	—	—	—	—	(11,120)	(11,120)
Other comprehensive loss	—	—	—	(810)	—	—	(810)
Net income	—	—	—	—	32,102	—	32,102
Balance at March 31, 2025	18,261	$26	$763,767	$3,139	$1,035,350	$(689,551)	$1,112,731

	Three Months Ended March 31, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	15	—	6,818	—	—	—	6,818
Shares repurchased by the Company and held as treasury shares	(2)	—	—	—	—	(143)	(143)
Cash dividends, $0.60 per share	—	—	—	—	(10,952)	—	(10,952)
Other comprehensive loss	—	—	—	(1,208)	—	—	(1,208)
Net loss	—	—	—	—	(919)	—	(919)
Balance at March 31, 2024	18,282	$26	$747,873	$2,783	$1,253,549	$(682,075)	$1,322,156

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$32,102	$(919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,312	63,844
Other adjustments	(4,571)	15,751
Changes in certain assets and liabilities:
Air traffic liability	68,724	79,072
Other - net	31,839	10,057
Net cash provided by operating activities	191,406	167,805
Cash flows from investing activities:
Purchase of investment securities	(283,744)	(176,119)
Proceeds from maturities of investment securities	210,417	246,663
Aircraft pre-delivery deposits	—	(35,053)
Purchase of property and equipment, including capitalized interest	(74,478)	(131,862)
Other investing activities	25,903	2,787
Net cash used in investing activities	(121,902)	(93,584)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(10,952)
Proceeds from the issuance of debt and finance lease obligations	224,460	18,755
Repurchase of common stock	(11,120)	(143)
Principal payments on debt and finance lease obligations	(280,617)	(31,512)
Debt issuance costs	(1,758)	—
Other financing activities	—	320
Net cash used in financing activities	(69,035)	(23,532)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	469	50,689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	302,319	159,584
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$302,788	$210,273

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$38,568	$31,971
Income tax payments (received)	(149)	32
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$—	$1,379
Purchases of property and equipment in accrued liabilities and other	8,308	40,935

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission.

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

Note 2 — Special Charges

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was impacted by Hurricanes Ian, Idalia, Debby, Helene and Milton between 2022 and 2024. While the Resort was built to withstand hurricanes and flooding, these weather events are unprecedented in their frequency and the amount of destruction caused in Southwest Florida. The Company believes these weather events will be unusual and has included the cost of these events and the related insurance recoveries in special charges. The estimated losses are recorded to special charges in the period of the event and are offset by insurance recoveries in the period they are approved for payment by the insurer.

Airline

In September 2023, the Company reevaluated its fleet plan and identified 21 airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. Two airframes were retired in 2023 and seven airframes were retired in 2024. Additionally, two airframes have been retired during the three months ended March 31, 2025. The remaining airframes are to be retired between August 2025 and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the quarters ended March 31, 2025 and March 31, 2024.

Special Charges

The table below summarizes special charges recorded during the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Losses due to Sunseeker weather events, net of insurance recoveries(1)	$(2,947)	$(1,816)
Accelerated depreciation on airframes identified for early retirement	1,392	14,915
Total special charges	$(1,555)	$13,099
(1) Includes $3.7 million and $0.7 million of business interruption insurance proceeds for the three months ended March 31, 2025 and March 31, 2024, respectively.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Scheduled service	$283,368	$289,879
Ancillary air-related charges	315,279	274,793
Loyalty redemptions	18,103	15,264
Total passenger revenue	$616,750	$579,936

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of March 31, 2025, the air traffic liability balance was $439.6 million, of which approximately $389.2 million was related to forward bookings, with the remaining $50.4 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $370.9 million that was recorded in the air traffic liability balance as of December 31, 2024, approximately 72.3 percent was recognized into passenger revenue during the three months ended March 31, 2025.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Resort Revenue

The Company's resort revenues for the three months ended March 31, 2025 are set forth in the table below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Rooms	15,431	9,957
Food and beverage	$9,962	$10,772
Other	5,295	3,158
Total resort revenue	$30,688	$23,887

Revenue from banquets, golf, retail and spa services is included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material as of March 31, 2025 or December 31, 2024.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract, the Company has a performance obligation to cardholders with future travel award redemptions at the airline and resort. Therefore, consideration received related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue or resort revenue when the points are redeemed and the underlying service is provided. Similarly, in relation to the Allways Rewards loyalty program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger or resort revenue when the points are redeemed and the underlying service is provided.

The following table presents the activity of the co-branded credit card and the loyalty program as of the dates indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Balance at January 1	$80,711	$70,813
Points awarded (deferral of revenue)	17,798	15,923
Points redeemed (recognition of revenue)	(18,121)	(15,271)
Balance at March 31	$80,388	$71,465

The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Airline
Flight equipment	$3,396,871	$3,345,458
Computer hardware and software	328,187	320,432
Land and buildings/leasehold improvements	69,283	66,115
Other property and equipment	116,485	115,043
Sunseeker Resort
Land and buildings/leasehold improvements	255,710	255,201
Other property and equipment	34,791	34,894
Total property and equipment	4,201,327	4,137,143
Less accumulated depreciation and amortization	(1,098,275)	(1,067,194)
Property and equipment, net	$3,103,052	$3,069,949

As of March 31, 2025, the Company had firm commitments to purchase 42 aircraft.

At the end of fourth quarter 2024, the Company recorded an impairment loss of $321.8 million to reflect the difference between the carrying value of the Sunseeker Resort assets and their fair values. As the result of the recent developments related to tariffs, the potential for weakened business conditions, and the ongoing process for a full or partial sale of the Resort, it is reasonably possible that a change in the estimate of the Resort's fair value will occur in the near term and that a reduction in the estimate of fair value will result in recognition of additional impairment losses related to the Resort.

Accrued capital expenditures, which primarily relate to the airline, as of March 31, 2025 and December 31, 2024 were $8.3 million and $8.9 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Fixed-rate debt and finance lease obligations due through 2032	$1,360,927	$1,481,186
Variable-rate debt due through 2037	652,964	585,318
Total long-term debt and finance lease obligations, net of related costs	2,013,891	2,066,504
Less current maturities, net of related costs	266,611	454,769
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,747,280	$1,611,735

Weighted average fixed-interest rate on debt	6.6%	6.5%
Weighted average variable-interest rate on debt	6.7%	6.8%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			March 31, 2025			March 31, 2025	December 31, 2024
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2028	-	2029	2.92%	-	5.19%	104,790	107,959
Revolving credit facilities	2025	-	2027	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2025	-	2037	1.87%	-	8.37%	914,605	765,278
Finance leases	2028	-	2032	4.44%	-	7.02%	423,330	429,896
Sunseeker construction loan	2025			N/A			—	100,000
Unsecured debt	2025			6.03%			34,750	130,500
Total debt							$2,027,475	$2,083,633
Related costs							(13,584)	(17,129)
Total debt net of related costs							$2,013,891	$2,066,504

Maturities of long term debt as of March 31, 2025, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of March 31, 2025
Remaining in 2025	$232,233
2026	206,865
2027	686,884
2028	164,764
2029	175,240
2030	149,226
Thereafter	398,679
Total debt and finance lease obligations, net of related costs	$2,013,891

Debt Secured by Aircraft

In March 2024, the Company entered into credit agreements under which it was entitled to borrow up to $218.5 million, and which was to be collateralized by new aircraft upon delivery. During the three months ended March 31, 2025, the Company borrowed $174.5 million under these facilities. The loans bear interest at a variable rate based on SOFR, and are payable in quarterly installments over a term of 12 years.

Other Secured Debt

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to March 2027. As of March 31, 2025, the facility had an outstanding principal balance of $132.6 million. As the extension of this facility evidences the Company's intent and ability to refinance the debt on a long-term basis, the Company has included $53.9 million of the facility's outstanding balance, which will be due upon delivery of aircraft that will occur more than one year after the balance sheet date, in long term debt as of March 31, 2025.

Construction Loan Agreement

In October 2021, Sunseeker Florida, Inc. (“SFI”), a wholly-owned subsidiary of the Company, entered into a credit agreement and borrowed $350.0 million to fund the initial phases of Sunseeker Resort construction. The loan had an original maturity date of October 2028, with semi-annual principal payments of $26.0 million beginning in 2025. Prior to first quarter 2025, the Company had prepaid $250.0 million of the loan's principal balance. During the three months ended March 31, 2025, the Company prepaid the remaining $100.0 million principal balance in full.

Unsecured Debt

In December 2024, the Company entered into an unsecured credit facility and received proceeds of $130.5 million. The loan bears interest at a floating rate based on SOFR, and principal repayments are due at the delivery of certain 737 MAX aircraft, or no later than December 2025. During the three months ended March 31, 2025, the Company made repayments totaling $95.8 million under the facility as principal amounts became due upon delivery of aircraft.

Note 6 — Income Taxes

The Company recorded a $9.8 million income tax expense at a 23.5 percent effective tax rate and a $0.4 million income tax benefit at a 31.3 percent effective tax rate for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and permanent tax items, neither of which are individually significant.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2025.

Financial instruments measured at fair value on a recurring basis:

	As of March 31, 2025			As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$80,960	$80,960	$—	$41,494	$41,494	$—
Commercial paper	49,627	—	49,627	22,689	—	22,689
US Government and agency obligations	25,439	—	25,439	81,535	—	81,535
Municipal debt securities	6,501	—	6,501	10,299	—	10,299
Corporate debt securities	4,971	—	4,971	4,133	—	4,133
Total cash equivalents	167,498	80,960	86,538	160,150	41,494	118,656
Short-term
Corporate debt securities	251,874	—	251,874	242,313	—	242,313
Commercial paper	240,144	—	240,144	149,807	—	149,807
US Government and agency obligations	89,001	—	89,001	94,295	—	94,295
Certificates of deposit	7,311	—	7,311	7,239	—	7,239
Municipal debt securities	6,500	—	6,500	1,580	—	1,580
Total short-term	594,830	—	594,830	495,234	—	495,234
Long-term
Corporate debt securities	20,987	—	20,987	39,931	—	39,931
US Government and agency obligations	6,727	—	6,727	10,452	—	10,452
Municipal debt securities	—	—	—	1,342	—	1,342
Total long-term	27,714	—	27,714	51,725	—	51,725
Total financial instruments	$790,042	$80,960	$709,082	$707,109	$41,494	$665,615

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of March 31, 2025		As of December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,604,146	$1,497,293	$1,653,737	$1,667,275	3

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2025	2024
Basic:
Net income (loss)	$32,102	$(919)
Less income allocated to participating securities	(842)	(354)
Net income (loss) attributable to common stock	$31,260	$(1,273)
Earnings (loss) per share, basic	$1.74	$(0.07)
Weighted-average shares outstanding	17,984	17,664
Diluted:
Net income (loss)	$32,102	$(919)
Less income allocated to participating securities	(840)	(354)
Net income (loss) attributable to common stock	$31,262	$(1,273)
Earnings (loss) per share, diluted	$1.73	$(0.07)
Weighted-average shares outstanding	17,984	17,664
Dilutive effect of restricted stock	157	—
Adjusted weighted-average shares outstanding under treasury stock method	18,141	17,664
Participating securities excluded under two-class method	(119)	—
Adjusted weighted-average shares outstanding under two-class method	18,022	17,664

Note 9 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM") and is used to allocate resources and analyze performance. The Company's CODM is the President and CEO, who assesses segment performance and makes resource allocation decisions using information about each operating segment's operating income and pretax income. The CODM reviews separate financial information and makes resource allocation decisions for the Company's two operating segments: Airline and Sunseeker Resort.

Airline Segment

The Airline segment operates as a single business unit and includes all scheduled service air transportation, ancillary air-related products and services, third party products and services, fixed fee contract air transportation and other airline-related revenue. Scheduled service and fixed fee air transportation services have similar operating margins, economic characteristics and production processes (check-in, baggage handling and flight services) which target the same class of customers and are subject to the same regulatory environment. As a result, the Company believes its airline activities operate under one reportable segment and does not separately track expenses for scheduled service and fixed fee air transportation services.

Sunseeker Resort Segment

The Sunseeker Resort segment operates as a single business unit and includes hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, Aileron Golf Course and other Resort amenities.

Segment profit or loss, revenues, significant segment expenses, and other required financial information for each of the Company's operating segments are set forth below:

	Three Months Ended March 31, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$668,386	$30,688	$699,074
OPERATING EXPENSES:
Salaries and benefits	220,374	11,065	231,439
Aircraft fuel	166,333	—	166,333
Station operations	73,505	—	73,505
Depreciation and amortization	59,711	3,601	63,312
Maintenance and repairs	34,854	—	34,854
Sales and marketing	23,370	1,726	25,096
Aircraft lease rentals	5,920	—	5,920
Other operating expense(1)	22,075	13,093	35,168
Special charges, net of recoveries	1,392	(2,947)	(1,555)
Total operating expenses	607,534	26,538	634,072
OPERATING INCOME	60,852	4,150	65,002
OTHER (INCOME) EXPENSES:
Interest income	(11,935)	—	(11,935)
Interest expense	28,949	11,834	40,783
Capitalized interest	(6,488)	—	(6,488)
Other non-operating expense	702	—	702
INCOME (LOSS) BEFORE INCOME TAXES	$49,624	$(7,684)	$41,940

Capital expenditures	83,136	406	83,542

	Three Months Ended March 31, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$632,519	$23,887	$656,406
OPERATING EXPENSES:
Salaries and benefits	199,508	13,819	213,327
Aircraft fuel	170,087	—	170,087
Station operations	66,468	—	66,468
Depreciation and amortization	57,868	5,976	63,844
Maintenance and repairs	30,278	—	30,278
Sales and marketing	28,878	1,541	30,419
Aircraft lease rentals	5,985	—	5,985
Other operating expense(1)	34,315	13,136	47,451
Special charges, net of recoveries	14,915	(1,816)	13,099
Total operating expenses	608,302	32,656	640,958
OPERATING INCOME (LOSS)	24,217	(8,769)	15,448
OTHER (INCOME) EXPENSES:
Interest income	(12,241)	—	(12,241)
Interest expense	34,737	5,423	40,160
Capitalized interest	(10,859)	(326)	(11,185)
Other non-operating expense	51	—	51
INCOME (LOSS) BEFORE INCOME TAXES	$12,529	$(13,866)	$(1,337)

Capital expenditures	122,175	14,004	136,179

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

Total assets were as follows as of the dates indicated:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Airline	$4,185,254	$4,116,289
Sunseeker Resort	318,608	313,564
Consolidated	$4,503,862	$4,429,853

Note 11 — Subsequent Events

In April 2025, the Company entered into a credit agreement under which the Company is entitled to borrow up to $221.3 million, which will be funded upon delivery of, and collateralized by, aircraft currently on order. The notes under the facility will bear interest at a rate determined at the time of drawdown and mature on the 12th anniversary of each draw. As of May 7, 2025, the facility remains undrawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2025 and 2024. Also discussed is our financial position as of March 31, 2025 and December 31, 2024. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2025 Review

First quarter 2025 highlights include:

•Total operating revenue of $699.1 million, up 6.5 percent over the prior year, on capacity growth of 14.2 percent year-over-year and an 8.4 percent increase in passengers.
•Record total average ancillary fare of $79.28 per passenger, up 4.7 percent year-over-year driven by reintroduction of a third ancillary product bundle offering, Allegiant Extra expansion, Allianz travel insurance, and cobrand credit card strength
•Operating income of $65.0 million, yielding an operating margin of 9.3 percent
•Airline-only operating income of $60.9 million, yielding an airline-only operating margin of 9.1 percent, a more than five-point improvement over the prior year
•Income before income tax of $41.9 million, yielding a pre-tax margin of 6.0 percent
•Airline-only income before income tax of $49.6 million, yielding an airline-only pre-tax margin of 7.4 percent
•Airline-only operating CASM, excluding fuel of 8.07 ¢, down 9.0 percent year-over-year
•$36.1 million in total cobrand credit card remuneration received from Bank of America
•As of March 31, 2025, we had 558,000 total Allegiant Allways Rewards Visa cardholders
•Ended the quarter with 19 million total active Allways Rewards members
•The only US Airline named by Newsweek as one of America's Most Loved Brands 2025

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2025	December 31, 2024
Airbus A320(1)	85	87
Airbus A319(2)	34	34
Boeing 737-8200	8	4
Total	127	125

(1)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of March 31, 2025, and December 31, 2024.
(2)Includes four aircraft under operating lease as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, we are party to forward purchase agreements for 42 aircraft with eight of these deliveries expected in 2025 and the remainder between 2026 and 2028. The timing of these deliveries is based on management's best estimates.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we reevaluated our fleet plan and identified 21 aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. Two airframes were retired in 2023, seven in 2024, and two more during the first three months of 2025. The remaining ten airframes identified are to be retired between August 2025 and December 2026. The timing of the retirements was coordinated with the revised delivery schedule for the 737 MAX aircraft to provide us with opportunities for fleet renewal and replacement. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is being recorded as a special charge, of which $1.4 million was recorded during first quarter 2025. We plan to retain the engines associated with these airframes in our spare engine pool and use the substantial remaining life on these engines to offset future overhaul costs.

NETWORK

As of March 31, 2025, we were selling 577 routes versus 556 as of the same date in 2024. Growth of our network in the past two years has been impacted by challenges created by delayed aircraft deliveries, the uncertainty of our pilot staffing levels and other factors. Network growth will continue to be affected by timing of aircraft deliveries, aircraft in heavy maintenance, airport construction and disruption, and other impacts arising from recent macroeconomic factors creating softer air travel demand. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 78 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 85 and 34, respectively, as of March 31, 2025.

Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands.

TRENDS

Business and Macroeconomic Conditions

The Presidential administration is in the process of expanding the scope of tariffs and significantly increasing the tariff rates on goods imported into the U.S. In response, foreign governments have imposed, and are expected to impose, retaliatory measures against the U.S.

These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding these policies, could lead to continuing weakness in the airline and hospitality industries, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others. We continue to monitor how these factors could impact our business.

Aircraft Fuel
The cost of fuel remains volatile, influenced by numerous economic and geopolitical factors beyond our control or prediction. Significant increases in fuel costs could materially impact our operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

Since 2021, fuel costs have risen significantly, further exacerbated by ongoing geopolitical tensions, including the war in Ukraine and recent developments in Iran. Although the average fuel cost per gallon decreased 13.9 percent in first quarter 2025 compared to the same period in 2024, fuel cost per gallon for the quarter remained 19.7 percent higher than in full year 2019. Higher fuel costs may continue to impact our total costs and operating results.

Optimizing Utilization

We are in the midst of an effort to thoughtfully increase aircraft utilization back to 2019 levels by adding service to our schedule in our most profitable peak periods. By way of example, our aircraft utilization rate was 8.9 hours per aircraft in March 2025 compared to 9.7 hours per aircraft in March 2019 and 7.4 hours per aircraft in March 2024. We will continue to evaluate the benefits of utilization increases in the current economic environment. These efforts are subject to various risks, some of which may not be under our control.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We took delivery of four 737 MAX aircraft in 2024 and four in the first quarter of 2025, all of which have entered revenue service. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

In the interest of increased quality control at Boeing and its suppliers, the FAA has indicated aircraft production rates will be capped until they are satisfied with Boeing's quality practices. These factors, other delays in Boeing obtaining needed regulatory approvals, and other factors impacting Boeing could delay deliveries to us. At this time, we currently expect eight more aircraft to be delivered to us in the last three quarters of 2025.

New Reservation System

During 2023, we converted to the Navitaire reservation system to replace our legacy home-grown system. While we expect incremental passenger revenue once this system is fully implemented, we suffered some per passenger air ancillary revenue degradation (in the area of bundled ancillary products in particular) as certain functionality was unavailable during the transition. We restored functionality around our third bundled product offering in late 2024 and will continue to devote resources to the transition issues. We currently expect to regain all the lost per passenger revenue during the first half of 2025 and begin to achieve some of the expected incremental per passenger revenue in the first half of 2026.

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

For the three months ended March 31, 2025, we recorded estimated pilot retention bonus accruals of $22.7 million bringing the total accrual to $168.8 million at March 31, 2025, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor opened in December 2023. As with many new hotels or resorts, Sunseeker's booking and occupancy rates are lower than more established properties. Although Sunseeker produced operating income in the three months ended March 31, 2025, we expect losses to continue in 2025. We have hired experienced advisors to seek a capital partner to purchase the Resort or an interest in the Resort. These efforts are progressing but remain subject to many uncertainties and may not be successful.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus continue to await U.S. government approval of our joint application to the DOT requesting approval of, and antitrust immunity for, the alliance. The DOT process progressed substantially under the prior presidential administration, but review was suspended in 2023. In April 2025, we filed a motion with the DOT to resume the procedural schedule on the application for antitrust immunity.

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

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024

Operating Revenue

	Three Months Ended March 31,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$616,750	$579,936	6.3%
Third party products	35,203	33,399	5.4
Fixed fee contracts	16,252	18,861	(13.8)
Resort and other	30,869	24,210	27.5
Total operating revenues	$699,074	$656,406	6.5

Passenger revenue. Passenger revenue increased $36.8 million or 6.3 percent compared to first quarter 2024 driven by an 8.6 percent increase in scheduled service passengers on a 14.4 percent increase in scheduled service capacity. The increase in scheduled service passengers was offset by a 2.1 percent decrease in scheduled service total fare which resulted from a 9.1 percent decline in average base fare offset by a 5.6 percent increase in average ancillary fare. The higher ancillary revenue was driven in part by sales of Allegiant Extra. Since March 31, 2024, we have configured an additional 53 aircraft with the extra legroom seating for our Allegiant Extra offering, bringing the total number to 68 aircraft as of March 31, 2025.

Third party products revenue. Third party products revenue increased $1.8 million or 5.4 percent compared to first quarter 2024. This growth was primarily driven by a $1.1 million increase in car rental revenue and a $1.2 million increase from our new travel insurance product implemented during first quarter 2024. These increases were partially offset by smaller decreases in hotel room revenue and the marketing component of co-brand revenue.

Fixed fee contract revenue. Fixed fee contract revenue decreased $2.6 million or 13.8 percent compared to first quarter 2024 on a 13.4 percent decrease in fixed fee departures. Volume for sports flying decreased as the result of having less aircraft time available to dedicate to fixed fee flying during March Madness compared to the prior year quarter.

Resort and other revenue. Resort and other revenue increased $6.7 million or 27.5 percent compared to first quarter 2024. Resort occupancy was 70.3 percent compared to 39.2 percent in first quarter 2024, which represents a significant improvement over the Resort's first full quarter of operations in the prior year quarter. Revenue driven by increased occupancy was partially offset by a decrease in average daily rate to $284 from $327 during first quarter 2024 and an $0.8 million decrease in food & beverage revenues.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding special charges allows management and investors to better compare our airline unit costs with those of other airlines.

	Three Months Ended March 31,				Percent Change
Airline Unitized costs (in cents)	2025		2024		YoY
Salaries and benefits	4.04	¢	4.18	¢	(3.3)%
Aircraft fuel	3.05		3.56		(14.3)
Station operations	1.35		1.39		(2.9)
Depreciation and amortization	1.10		1.21		(9.1)
Maintenance and repairs	0.64		0.63		1.6
Sales and marketing	0.43		0.61		(29.5)
Aircraft lease rentals	0.11		0.13		(15.4)
Other	0.40		0.73		(45.2)
Special charges	0.02		0.31		(93.5)
Airline operating CASM	11.14	¢	12.75	¢	(12.6)
Airline operating CASM, excluding fuel	8.09	¢	9.18	¢	(11.9)
Airline operating CASM, excluding fuel and special charges	8.07	¢	8.87	¢	(9.0)

Airline operating CASM, excluding fuel and airline special charges. Airline operating CASM, excluding fuel and airline special charges, decreased 9.0 percent to 8.07 ¢ from 8.87 ¢ in first quarter 2024. The primary driver of the CASM-ex decrease was a 14.2 percent increase in ASMs, resulting from our targeted efforts to increase utilization in our more profitable peak periods. Virtually every expense line item was lower on a per ASM basis due in part to the increase in capacity.

Aircraft fuel expense. Aircraft fuel expense decreased $3.8 million or 2.2 percent compared to first quarter 2024. This was primarily due to a 13.9 percent decrease in average fuel cost per gallon and a 0.9 percent increase in fuel efficiency, offset by a 13.2 percent increase in fuel gallons consumed.

Salaries and benefits expense. Airline salaries and benefits expense increased $20.9 million or 10.5 percent compared to first quarter 2024. The increase was primarily attributable to the new collective bargaining agreement with our flight attendant group that took effect on April 1, 2024 and to a 15.5 percent increase in total block hours flown compared to first quarter 2024.

Salaries and benefits expense at Sunseeker Resort decreased $2.8 million or 19.9 percent compared to first quarter 2024 due to a 34.4 percent decrease in average full-time equivalent employees as we adjusted staffing to better correspond with the needs of the Resort.

Station operations expense. Station operations expense increased $7.0 million or 10.6 percent compared to first quarter 2024. The increase was primarily driven by a 13.7 percent year-over-year increase in departures that resulted in a corresponding rise in airport landing fees, ground handling, deicing, and other stations-related expenses. The increase in costs was partially offset by a reduction in passenger compensation resulting from smoother winter operations (that is, fewer irregular operations events this quarter).

Depreciation and amortization expense. Airline depreciation and amortization expense increased $1.8 million or 3.2 percent compared to first quarter 2024. This increase was primarily driven by a $1.0 million increase in capitalized software amortization resulting from the airline's implementation of new enterprise resource planning ("ERP") systems throughout 2024, a $1.3 million increase in heavy maintenance amortization, and a slight increase in engine depreciation, which were partially offset by decreases in aircraft and ground equipment depreciation.

Sunseeker Resort depreciation and amortization decreased $2.4 million or 39.7 percent compared to first quarter 2024, primarily as the result of an impairment loss recorded in fourth quarter 2024 which reduced the carrying amount of Resort assets.

Maintenance and repairs expense. Maintenance and repairs expense increased $4.6 million or 15.1 percent compared to first quarter 2024, which remained relatively flat on a per ASM basis.

Sales and marketing expense. Airline sales and marketing expense decreased $5.5 million or 19.1 percent compared to first quarter 2024, primarily due to a non-recurring item related to our credit card agreement that offset expenses in first quarter 2025 and decreases in sponsorship related expenses.

Sunseeker Resort sales and marketing expense increased $0.2 million or 12.0 percent compared to first quarter 2024. The Sunseeker segment saw an increase in credit card fees in proportion to the 28.5% increase in revenues, which was offset by cost savings related to a more targeted approach in marketing efforts.

Other operating expense. Other operating expense decreased $12.3 million or 25.9 percent compared to first quarter 2024. Airline other operating expenses decreased by $12.2 million primarily as a result of gains on opportunistic sales of flight equipment and decreases in crew travel, legal and software support expense.

Sunseeker Resort other operating expenses were relatively flat compared to the prior year quarter.

Special charges. In first quarter 2025, we recorded a $1.6 million net credit to special charges, which includes $1.4 million in accelerated depreciation due to the early retirement of airframes as part of a revised fleet plan extending through 2026. This was more than offset by $2.9 million in net insurance recoveries during the quarter related to losses from Sunseeker weather events that occurred between 2022 and 2024.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased $5.6 million or 33.6 percent, compared to first quarter 2024. Interest expense for the quarter ended March 31, 2025, includes a $3.4 million loss on debt extinguishment related to the early repayment of the Sunseeker construction loan which was partially offset by the effect of lower debt balances and a slight decrease in interest rates. Capitalized interest decreased by $4.7 million as eight 737 MAX deliveries have been placed in service as of March 31, 2025. Interest income decreased by $0.3 million as a result of lower average investment balances, which was offset in part by higher average yields on investments, compared to first quarter 2024.

Income Tax Expense

We recorded a $9.8 million income tax expense at an effective tax rate of 23.5 percent and a $0.4 million income tax benefit at a 31.3 percent effective tax rate for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and permanent tax items.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the periods indicated:

	Three Months Ended March 31,			Percent Change (1)
	2025	2024		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,451,306	4,104,860		8.4%
Available seat miles (ASMs) (thousands)	5,451,584	4,771,971		14.2
Airline operating expense per ASM (CASM) (cents)	11.14 ¢	12.75	¢	(12.6)
Fuel expense per ASM (cents)	3.05 ¢	3.56	¢	(14.3)
Airline special charges per ASM (cents)	0.02 ¢	0.31	¢	(93.5)
Airline operating CASM, excluding fuel and special charges (cents)	8.07 ¢	8.87	¢	(9.0)
Departures	33,235	29,225		13.7
Block hours	83,871	72,632		15.5
Average stage length (miles)	935	919		1.7
Average number of operating aircraft during period	125.1	125.8		(0.6)
Average block hours per aircraft per day	7.5	6.3		19.0
Full-time equivalent employees at end of period	6,057	5,951		1.8
Fuel gallons consumed (thousands)	63,636	56,224		13.2
ASMs per gallon of fuel	85.7	84.9		0.9
Average fuel cost per gallon	$2.61	$3.03		(13.9)

Scheduled service statistics:
Passengers	4,420,811	4,069,519		8.6
Revenue passenger miles (RPMs) (thousands)	4,271,328	3,883,810		10.0
Available seat miles (ASMs) (thousands)	5,305,191	4,636,922		14.4
Load factor	80.5%	83.8%		(3.3)
Departures	32,133	28,177		14.0
Block hours	81,414	70,365		15.7
Average seats per departure	175.0	177.5		(1.4)
Yield (cents) (2)	7.06 ¢	7.86	¢	(10.2)
Total passenger revenue per ASM (TRASM) (cents)(3)	12.29 ¢	13.23	¢	(7.1)
Average fare - scheduled service(4)	$68.19	$74.98		(9.1)
Average fare - air-related charges(4)	$71.32	$67.52		5.6
Average fare - third party products	$7.96	$8.21		(3.0)
Average fare - total	$147.47	$150.71		(2.1)
Average stage length (miles)	941	926		1.6
Fuel gallons consumed (thousands)	61,826	54,566		13.3
Average fuel cost per gallon	$2.63	$3.01		(12.6)
Percent of sales through website during period	92.5%	96.5%		(4.0)
Other data:
Rental car days sold	360,890	357,944		0.8
Hotel room nights sold	39,940	61,294		(34.8)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $906.3 million as of March 31, 2025, from $832.9 million at December 31, 2024. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of March 31, 2025, we had $275.0 million of undrawn capacity under revolving credit facilities and $69.1 million remaining available under aircraft financing facilities. In April 2025 we entered into an additional aircraft financing commitment totaling $221.3 million, which will be funded when the associated aircraft deliver.

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

Our share repurchase authority at March 31, 2025 is $64.7 million. We completed open market share repurchases totaling $11.0 million during first quarter 2025 and may continue to repurchase shares on an opportunistic basis. In July 2024, we suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $2.08 billion as of December 31, 2024 to $2.03 billion as of March 31, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of March 31, 2025 was $1.11 billion, a decrease of $126.1 million from December 31, 2024.

During the three months ended March 31, 2025, we borrowed $224.5 million, of which $174.5 million was secured by aircraft and aircraft related assets. In the same period, we also repaid $280.6 million in principal, including prepayment of the remaining $100.0 million principal balance related to our Sunseeker construction loan. As of March 31, 2025, we had $275.0 million undrawn and available under our revolving credit facilities.

As of March 31, 2025, approximately 67.6 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities. Operating cash inflows are primarily derived from providing air transportation and related ancillary products and services to customers. During the three months ended March 31, 2025, our operating activities provided $191.4 million of cash compared to $167.8 million during the same period 2024. This change is primarily attributable to a $33.0 million increase in net income compared to the 2024 period.

Investing Activities. Cash used for investing activities was $121.9 million during the three months ended March 31, 2025 compared to $93.6 million during the same period in 2024. The change is attributable to purchases of investment securities net of maturities, of $73.3 million for the three months ended March 31, 2025, compared to proceeds from maturities of investment securities, net of purchases, of $70.5 million, for the three months ended March 31, 2024. This was offset by a $92.4 million decrease in cash used to purchase property and equipment including aircraft PDPs and an increase in other investing activities primarily driven by proceeds from the sale of aircraft and engine assets during first quarter 2025.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2025 was $69.0 million, compared to $23.5 million during the same period in 2024. The change was primarily driven by a $249.1 million increase in principal repayments on long term debt and finance lease obligations, which was offset by a $205.7 million increase in proceeds from issuance of debt.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, our ability to increase aircraft utilization and also to increase per passenger revenue with our new revenue management system, the implementation of a joint alliance with VivaAerobus, the operations and possible sale of our Sunseeker Resort or an interest therein, the impact of U.S. trade policies on our business, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of, and production limits on, Boeing on our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to successfully operate Sunseeker Resort at Charlotte Harbor or to dispose of an interest in it on acceptable terms, increases in maintenance costs and the availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2024 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2025 represented 26.2 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2025, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $16.9 million. We do not hedge fuel price risk.

Interest Rates

As of March 31, 2025, we had $656.8 million of variable-rate debt, including current maturities, and without reduction for $3.9 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $1.6 million for the three months ended March 31, 2025.

Item 4. Controls and Procedures

As of March 31, 2025, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the Securities Exchange Commission on March 3, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during first quarter 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
January	155	$95.64	—
February	68,624	$88.24	68,005
March	77,871	$64.86	76,962
Total	146,650	$75.84	144,967	$64,694

(1)Includes shares repurchased from employees who vested a portion of their restricted stock grants. These share repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted a portion of vested shares necessary to satisfy income tax withholding requirements.
(2)Represents the remaining dollar amount of open market purchases of our common stock which have been authorized by our board of directors under a share repurchase program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on July 23, 2024. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 25, 2024).
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	May 7, 2025	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Executive Vice President and Chief Financial Officer) and as Principal Financial Officer