Form 10-Q
period 2025-06-30
Allegiant Travel CO
filed 2025-08-06
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or
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

As of July 25, 2025, the registrant had 18,350,182 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2025	December 31, 2024
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$209,873	$285,892
Restricted cash	18,028	16,427
Short-term investments	632,946	495,234
Accounts receivable	74,919	90,407
Expendable parts, supplies and fuel, net	33,758	36,070
Assets held for sale	194,650	—
Prepaid expenses and other current assets	42,576	67,575
TOTAL CURRENT ASSETS	1,206,750	991,605
Property and equipment, net	2,892,648	3,069,949
Long-term investments	9,931	51,725
Deferred major maintenance, net	160,634	173,892
Operating lease right-of-use assets, net	70,165	81,218
Deposits and other assets	49,013	61,464
TOTAL ASSETS:	$4,389,141	$4,429,853
CURRENT LIABILITIES
Accounts payable	69,355	62,092
Accrued liabilities	416,216	327,404
Current operating lease liabilities	15,235	20,714
Air traffic liability	363,514	370,915
Current loyalty program liability	38,958	41,510
Liabilities held for sale	7,315	—
Current maturities of long-term debt and finance lease obligations, net of related costs	183,063	454,769
TOTAL CURRENT LIABILITIES	1,093,656	1,277,404
Long-term debt and finance lease obligations, net of current maturities and related costs	1,778,855	1,611,735
Deferred income taxes	301,851	315,593
Noncurrent operating lease liabilities	56,617	62,392
Noncurrent loyalty program liability	43,112	39,201
Other noncurrent liabilities	59,129	34,136
TOTAL LIABILITIES:	$3,333,220	$3,340,461
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(684,635)	(678,431)
Additional paid in capital	766,902	760,600
Accumulated other comprehensive income, net	3,444	3,949
Retained earnings	970,184	1,003,248
TOTAL EQUITY:	1,055,921	$1,089,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,389,141	$4,429,853

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Passenger	$617,908	$594,499	$1,234,658	$1,174,434
Third party products	33,649	37,102	68,852	70,501
Fixed fee contracts	17,019	17,699	33,271	36,560
Resort and other	20,808	16,983	51,677	41,193
Total operating revenues	689,384	666,283	1,388,458	1,322,688
OPERATING EXPENSES:
Salaries and benefits	214,102	209,942	445,541	423,269
Aircraft fuel	165,752	170,060	332,085	340,147
Station operations	75,248	69,798	148,753	136,266
Depreciation and amortization	68,519	65,361	131,830	129,205
Maintenance and repairs	36,379	30,730	71,233	61,008
Sales and marketing	26,837	27,498	51,933	58,398
Aircraft lease rentals	11,023	5,749	16,942	11,734
Other	41,089	34,134	76,259	81,105
Special charges, net of recoveries	117,924	18,114	116,369	31,212
Total operating expenses	756,873	631,386	1,390,945	1,272,344
OPERATING INCOME (LOSS)	(67,489)	34,897	(2,487)	50,344
OTHER (INCOME) EXPENSES:
Interest income	(10,359)	(11,130)	(22,294)	(23,371)
Interest expense	35,756	39,544	76,540	79,704
Capitalized interest	(4,562)	(11,609)	(11,050)	(22,794)
Other, net	240	67	941	117
Total other expenses	21,075	16,872	44,137	33,656
INCOME (LOSS) BEFORE INCOME TAXES	(88,564)	18,025	(46,624)	16,688
INCOME TAX PROVISION (BENEFIT)	(23,398)	4,326	(13,560)	3,908
NET INCOME (LOSS)	$(65,166)	$13,699	$(33,064)	$12,780
Earnings (loss) per share to common shareholders:
Basic	$(3.62)	$0.75	$(1.84)	$0.69
Diluted	$(3.62)	$0.75	$(1.84)	$0.68
Shares used for computation:
Basic	17,995	17,828	17,989	17,746
Diluted	17,995	17,869	17,989	17,836

Cash dividends declared per share:	$—	$0.60	$—	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME (LOSS)	$(65,166)	$13,699	$(33,064)	$12,780
Other comprehensive income (loss):
Change in available for sale securities, net of tax	305	(254)	(505)	(1,462)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(64,861)	$13,445	$(33,569)	$11,318

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2025	18,261	$26	$763,767	$3,139	$1,035,350	$(689,551)	$1,112,731
Share-based compensation	(15)	—	3,135	—	—	—	3,135
Shares repurchased by the Company and held as treasury shares	(7)	—	—	—	—	(350)	(350)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive income	—	—	—	305	—	—	305
Net loss	—	—	—	—	(65,166)	—	(65,166)
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921

	Six Months Ended June 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	(15)	—	6,302	—	—	—	6,302
Shares repurchased by the Company and held as treasury shares	(154)	—	—	—	—	(11,470)	(11,470)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive loss	—	—	—	(505)	—	—	(505)
Net loss	—	—	—	—	(33,064)	—	(33,064)
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921

	Three Months Ended June 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2024	18,282	$26	$747,873	$2,783	$1,253,549	$(682,075)	$1,322,156
Share-based compensation	(10)	—	6,382	—	—	—	6,382
Shares repurchased by the Company and held as treasury shares	(44)	—	—	—	—	(2,880)	(2,880)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $0.60 per share	—	—	—	—	(10,982)	—	(10,982)
Other comprehensive loss	—	—	—	(254)	—	—	(254)
Net income	—	—	—	—	13,699	—	13,699
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035

	Six Months Ended June 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	5	—	13,200	—	—	—	13,200
Shares repurchased by the Company and held as treasury shares	(46)	—	—	—	—	(3,023)	(3,023)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $1.20 per share	—	—	—	—	(21,934)	—	(21,934)
Other comprehensive loss	—	—	—	(1,462)	—	—	(1,462)
Net income	—	—	—	—	12,780	—	12,780
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(33,064)	$12,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,830	129,205
Special charges, net of recoveries	113,701	20,093
Other adjustments	(20,839)	606
Changes in certain assets and liabilities:
Accrued liabilities	70,102	52,750
Air traffic liability	(7,401)	36,468
Other - net	29,318	(15,165)
Net cash provided by operating activities	283,647	236,737
Cash flows from investing activities:
Purchase of investment securities	(477,669)	(351,939)
Proceeds from maturities of investment securities	387,660	451,573
Aircraft pre-delivery deposits	(9,680)	(35,053)
Purchase of property and equipment, including capitalized interest	(177,222)	(193,764)
Other investing activities	35,069	19,431
Net cash used in investing activities	(241,842)	(109,752)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(21,934)
Proceeds from the issuance of debt and finance lease obligations	323,781	18,755
Repurchase of common stock	(11,470)	(3,023)
Principal payments on debt and finance lease obligations	(432,629)	(63,223)
Debt issuance costs	(3,171)	—
Other financing activities	7,266	14,993
Net cash used in financing activities	(116,223)	(54,432)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(74,418)	72,553
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	302,319	159,584
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$227,901	$232,137

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$57,969	$53,807
Income tax payments (received)	(14,954)	155
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$—	$1,379
Purchases of property and equipment in accrued liabilities and other	53,324	22,116

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

Note 2 — Special Charges

Sunseeker Resort

In second quarter 2025, the Company recorded special charges of $102.2 million related to the pending sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") and the associated Aileron Golf Course, consisting of a write-down charge of $100.4 million and $1.8 million for accrual of retention pay for certain key employees. For more detailed discussion regarding the sale, see Note 11.

Sunseeker Resort was damaged by weather events occurring between 2022 and 2024. The Company considers these events unusual and has accounted for their costs and related insurance recoveries as special charges. Estimated losses are recorded as special charges at the time of the event and offset by insurance recoveries once approved for payment.

Airline

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 13 airframes under this plan. The remaining airframes are to be retired between August 2025 and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the three and six months ended June 30, 2025 and 2024.

In April 2024, the Company and the Transport Workers Union of America, representing the Company's flight attendants, ratified a new five-year collective bargaining agreement. The ratification bonus related to the new collective bargaining agreement is included within special charges in 2024.

In second quarter 2025, the Company recorded $12.1 million of special charges related to corporate restructuring efforts taken in response to softness in air travel demand due to heightened macroeconomic uncertainty. These efforts included voluntary separation packages offered to corporate and operational personnel, termination of certain marketing agreements and abandonment of certain IT assets no longer being used.

Special Charges

The table below summarizes special charges recorded during the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Accelerated depreciation on airframes identified for early retirement	$2,501	$9,251	$3,892	$24,166
Flight attendant ratification bonus	—	10,821	—	10,821
Organizational restructuring	12,095	—	12,095	—
Airline special charges	14,596	20,072	15,987	34,987
Sunseeker special charges, net of insurance recoveries(1)	103,328	$(1,958)	100,382	$(3,775)
Total special charges	$117,924	$18,114	116,369	$31,212
(1) Includes $3.7 million and $0.7 million of business interruption insurance proceeds received during the three months ended March 31, 2025 and 2024, respectively. There were no business interruption insurance proceeds received during the three months ended June 30, 2025 and 2024.

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Scheduled service	$247,208	$272,715	$530,576	$562,594
Ancillary air-related charges	352,873	307,390	668,152	582,183
Loyalty redemptions	17,827	14,394	35,930	29,657
Total passenger revenue	$617,908	$594,499	$1,234,658	$1,174,434

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of June 30, 2025, the air traffic liability balance was $363.5 million, of which approximately $322.9 million was related to forward bookings, with the remaining $40.6 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $370.9 million that was recorded in the air traffic liability balance as of December 31, 2024, approximately 89.3 percent was recognized into passenger revenue during the six months ended June 30, 2025.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Resort Revenue

The Company's resort revenues for the three and six months ended June 30, 2025 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Rooms	$8,732	$6,653	$24,163	$16,610
Food and beverage	7,766	7,643	17,728	18,415
Other	4,136	2,515	9,431	5,673
Total resort revenue	$20,634	$16,811	$51,322	$40,698

Revenue from banquets, golf, retail and spa services is included in other resort revenue. Resort revenue is recognized as the underlying services or goods have been provided. There is typically little to no lag between when the services are performed and when payment is remitted. Large group reservations, conventions, and other event bookings require advance deposits which are recorded as accrued liabilities in the Company's balance sheet until the related services and goods are provided. Guest receivables are recorded in accounts receivable on the Company's balance sheet for room nights stayed prior to payment at checkout. The amounts of advance deposit liabilities and guest ledger receivables were not material as of June 30, 2025 or December 31, 2024.

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

The following table presents the activity of the co-branded credit card and the loyalty program as of the dates indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance at January 1	$80,711	$70,813
Points awarded (deferral of revenue)	37,306	33,272
Points redeemed (recognition of revenue)(1)	(35,947)	(29,674)
Balance at June 30(2)	$82,070	$74,411
(1) Points are combined in one homogenous pool and are not separately identifiable. Revenue from points redeemed includes both points that were part of the loyalty program liability at the beginning of the period, as well as points that were issued during the period.
(2) The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Airline
Flight equipment	$3,487,636	$3,345,458
Computer hardware and software	332,096	320,432
Land and buildings/leasehold improvements	76,013	66,115
Other property and equipment	117,637	115,043
Sunseeker Resort (1)
Land and buildings/leasehold improvements	—	255,201
Other property and equipment	—	34,894
Total property and equipment	4,013,382	4,137,143
Less accumulated depreciation and amortization	(1,120,734)	(1,067,194)
Property and equipment, net	$2,892,648	$3,069,949
(1) The Company has entered into a purchase agreement for the sale of Sunseeker Resort and related Aileron Golf Course. At June 30, 2025, the Resort met the criteria for held-for-sale presentation under Accounting Standards Codification (ASC) 360 and as such, all assets related to Sunseeker Resort and Aileron Golf Course are now presented in assets and liabilities held for sale on the balance sheet. For more information, please see Note 11.

As of June 30, 2025, the Company had firm commitments to purchase 37 aircraft.

Accrued capital expenditures, which primarily relate to the airline, as of June 30, 2025 and December 31, 2024 were $53.3 million and $8.9 million, respectively.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Fixed-rate debt and finance lease obligations due through 2032	$1,336,800	$1,481,186
Variable-rate debt due through 2037	625,118	585,318
Total long-term debt and finance lease obligations, net of related costs	1,961,918	2,066,504
Less current maturities, net of related costs	183,063	454,769
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,778,855	$1,611,735

Weighted average fixed-interest rate on debt	6.6%	6.5%
Weighted average variable-interest rate on debt	6.6%	6.8%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			June 30, 2025			June 30, 2025	December 31, 2024
Senior secured notes	2027			7.25%			$550,000	$550,000
Consolidated variable interest entities	2028	-	2029	2.92%	-	5.19%	101,593	107,959
Revolving credit facilities	2025	-	2028	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2025	-	2037	1.87%	-	8.38%	906,523	765,278
Finance leases	2028	-	2032	4.44%	-	7.02%	416,669	429,896
Sunseeker construction loan	2025			N/A			—	100,000
Unsecured debt	2025			N/A			—	130,500
Total debt							$1,974,785	$2,083,633
Related costs							(12,867)	(17,129)
Total debt net of related costs							$1,961,918	$2,066,504

Maturities of long term debt as of June 30, 2025, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of June 30, 2025
Remaining in 2025	$85,405
2026	213,244
2027	693,453
2028	171,682
2029	182,434
2030	156,668
Thereafter	459,032
Total debt and finance lease obligations, net of related costs	$1,961,918

Debt Secured by Aircraft

In March 2024, the Company entered into credit agreements under which it was entitled to borrow up to $218.5 million, and which was to be collateralized by new aircraft upon delivery. During the six months ended June 30, 2025, the Company borrowed the entirety of the $218.5 million available under these agreements, resulting in the facilities being fully drawn. The loans bear interest at a variable rate based on three-month SOFR, and are payable in quarterly installments over a term of 12 years.

In April 2025, the Company entered into a credit agreement with a borrowing capacity of up to $221.3 million to be secured by new aircraft upon delivery. During the three months ended June 30, 2025, the Company drew down $55.3 million under the facility and $166.0 million remains undrawn as of June 30, 2025. The borrowing carries a variable interest rate based on three-month SOFR and consists of two tranches maturing in seven and twelve years.

In June 2025, the Company entered into a financing agreement providing for borrowings of up to $149.2 million secured by new aircraft upon delivery. The loan will bear interest at a variable rate based on three-month SOFR and matures twelve years from the drawing date. As of June 30, 2025, this commitment remains undrawn.

Other Secured Debt

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. During the six months ended June 30, 2025, the Company repaid $78.8 million of the outstanding principal balances. As of June 30, 2025, the facility had an outstanding principal balance of $53.9 million. The facility had undrawn borrowing capacity of $25.1 million as of June 30, 2025.

Construction Loan Agreement

In October 2021, the Company, through a wholly-owned subsidiary, entered into a credit agreement and borrowed $350.0 million to fund the initial phases of Sunseeker Resort construction. The Company prepaid $250.0 million of the loan's principal balance during 2024, and in February 2025, prepaid the remaining $100.0 million principal balance resulting in full repayment of the loan.

Revolving Credit Facility

In March 2021, the Company entered into a revolving credit facility, which, as amended to date, entitled it to borrow up to $100.0 million. In April 2025, the agreement was further amended to extend the maturity date to April 2028. The borrowing ability under the facility is based on the value of the aircraft and engines placed into the collateral pool. Amounts drawn under the facility will bear interest at a floating rate based on SOFR. As of June 30, 2025, no assets have been placed in the collateral pool and the facility remained undrawn.

Unsecured Debt

In December 2024, the Company entered into an unsecured credit facility and received proceeds of $130.5 million. The loan matured upon delivery of certain aircraft and was to be repaid using the proceeds from financing associated with those aircraft. During the six months ended June 30, 2025, the Company repaid the entirety of the $130.5 million outstanding under the facility as the associated aircraft delivered.

Undrawn Revolving Credit and Other Facilities

In aggregate, at June 30, 2025, the Company had $275.0 million available under its revolving credit facilities and $335.0 million available in undrawn aircraft and pre-delivery deposit financing commitments. These amounts include undrawn amounts referenced above.

Note 6 — Income Taxes

The Company recorded a $23.4 million income tax benefit at a 26.4 percent effective tax rate and a $4.3 million income tax expense at a 24.0 percent effective tax rate for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items. The discrete items primarily relate to the Sunseeker write down.

The Company recorded a $13.6 million income tax benefit at an effective tax rate of 29.1 percent and a $3.9 million income tax expense at a 23.4 percent effective tax rate for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items. The discrete items primarily relate to the Sunseeker write down. The Company's estimated annual effective tax rate for 2025, excluding discrete items, is 17.0 percent.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2025.

Financial instruments measured at fair value on a recurring basis:

	As of June 30, 2025			As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$45,979	$45,979	$—	$41,494	$41,494	$—
Commercial paper	18,527	—	18,527	22,689	—	22,689
US Government and agency obligations	17,992	—	17,992	81,535	—	81,535
Municipal debt securities	11,103	—	11,103	10,299	—	10,299
Corporate debt securities	411	—	411	4,133	—	4,133
Total cash equivalents	94,012	45,979	48,033	160,150	41,494	118,656
Short-term
Corporate debt securities	304,380	—	304,380	242,313	—	242,313
Commercial paper	217,224	—	217,224	149,807	—	149,807
US Government and agency obligations	99,939	—	99,939	94,295	—	94,295
Certificates of deposit	7,380	—	7,380	7,239	—	7,239
Municipal debt securities	4,023	—	4,023	1,580	—	1,580
Total short-term	632,946	—	632,946	495,234	—	495,234
Long-term
US Government and agency obligations	5,257	—	5,257	10,452	—	10,452
Corporate debt securities	4,674	—	4,674	39,931	—	39,931
Municipal debt securities	—	—	—	1,342	—	1,342
Total long-term	9,931	—	9,931	51,725	—	51,725
Total financial instruments	$736,889	$45,979	$690,910	$707,109	$41,494	$665,615

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of June 30, 2025		As of December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,558,116	$1,548,851	$1,653,737	$1,667,275	3

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net income (loss)	$(65,166)	$13,699	$(33,064)	$12,780
Less income allocated to participating securities	—	(333)	—	(618)
Net income (loss) attributable to common stock	$(65,166)	$13,366	$(33,064)	$12,162
Earnings (loss) per share, basic	$(3.62)	$0.75	$(1.84)	$0.69
Weighted-average shares outstanding	17,995	17,828	17,989	17,746
Diluted:
Net income (loss)	$(65,166)	$13,699	$(33,064)	$12,780
Less income allocated to participating securities	—	(333)	—	(618)
Net income (loss) attributable to common stock	$(65,166)	$13,366	$(33,064)	$12,162
Earnings (loss) per share, diluted	$(3.62)	$0.75	$(1.84)	$0.68
Weighted-average shares outstanding	17,995	17,828	17,989	17,746
Dilutive effect of restricted stock	—	78	—	195
Adjusted weighted-average shares outstanding under treasury stock method	17,995	17,906	17,989	17,941
Participating securities excluded under two-class method	—	(37)	—	(105)
Adjusted weighted-average shares outstanding under two-class method	17,995	17,869	17,989	17,836

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

Segment profit or loss, revenues, significant segment expenses, and other required financial information for each of the Company's operating segments are set forth below:

	Three Months Ended June 30, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$668,750	$20,634	$689,384
OPERATING EXPENSES:
Salaries and benefits	203,485	10,617	214,102
Aircraft fuel	165,752	—	165,752
Station operations	75,248	—	75,248
Depreciation and amortization	64,961	3,558	68,519
Maintenance and repairs	36,379	—	36,379
Sales and marketing	25,119	1,718	26,837
Aircraft lease rentals	11,023	—	11,023
Other operating expense(1)	29,031	12,058	41,089
Special charges, net of recoveries	14,595	103,329	117,924
Total operating expenses	625,593	131,280	756,873
OPERATING INCOME (LOSS)	43,157	(110,646)	(67,489)
OTHER (INCOME) EXPENSES:
Interest income	(10,359)	—	(10,359)
Interest expense	28,121	7,635	35,756
Capitalized interest	(4,562)	—	(4,562)
Other non-operating expense	240	—	240
INCOME (LOSS) BEFORE INCOME TAXES	$29,717	$(118,281)	$(88,564)

Capital expenditures	$137,717	$1,036	$138,753

	Three Months Ended June 30, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$649,472	$16,811	$666,283
OPERATING EXPENSES:
Salaries and benefits	197,417	12,525	209,942
Aircraft fuel	170,060	—	170,060
Station operations	69,798	—	69,798
Depreciation and amortization	59,345	6,016	65,361
Maintenance and repairs	30,730	—	30,730
Sales and marketing	25,918	1,580	27,498
Aircraft lease rentals	5,749	—	5,749
Other operating expense(1)	23,426	10,708	34,134
Special charges, net of recoveries	20,073	(1,959)	18,114
Total operating expenses	602,516	28,870	631,386
OPERATING INCOME (LOSS)	46,956	(12,059)	34,897
OTHER (INCOME) EXPENSES:
Interest income	(11,130)	—	(11,130)
Interest expense	34,121	5,423	39,544
Capitalized interest	(11,609)	—	(11,609)
Other non-operating expense	67	—	67
INCOME (LOSS) BEFORE INCOME TAXES	$35,507	$(17,482)	$18,025

Capital expenditures	$39,044	$4,039	$43,083

	Six Months Ended June 30, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$1,337,136	$51,322	$1,388,458
OPERATING EXPENSES:
Salaries and benefits	423,859	21,682	445,541
Aircraft fuel	332,085	—	332,085
Station operations	148,753	—	148,753
Depreciation and amortization	124,672	7,158	131,830
Maintenance and repairs	71,233	—	71,233
Sales and marketing	48,489	3,444	51,933
Aircraft lease rentals	16,942	—	16,942
Other operating expense(1)	51,107	25,152	76,259
Special charges, net of recoveries	15,987	100,382	116,369
Total operating expenses	1,233,127	157,818	1,390,945
OPERATING INCOME (LOSS)	104,009	(106,496)	(2,487)
OTHER (INCOME) EXPENSES:
Interest income	(22,294)	—	(22,294)
Interest expense	57,070	19,470	76,540
Capitalized interest	(11,050)	—	(11,050)
Other non-operating expense	941	—	941
INCOME (LOSS) BEFORE INCOME TAXES	$79,342	$(125,966)	$(46,624)

Capital expenditures	$220,853	$1,442	$222,295

	Six Months Ended June 30, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$1,281,990	$40,698	$1,322,688
OPERATING EXPENSES:
Salaries and benefits	396,926	26,343	423,269
Aircraft fuel	340,147	—	340,147
Station operations	136,266	—	136,266
Depreciation and amortization	117,212	11,993	129,205
Maintenance and repairs	61,008	—	61,008
Sales and marketing	54,796	3,602	58,398
Aircraft lease rentals	11,734	—	11,734
Other operating expense(1)	57,742	23,363	81,105
Special charges, net of recoveries	34,987	(3,775)	31,212
Total operating expenses	1,210,818	61,526	1,272,344
OPERATING INCOME (LOSS)	71,172	(20,828)	50,344
OTHER (INCOME) EXPENSES:
Interest income	(23,371)	—	(23,371)
Interest expense	68,858	10,846	79,704
Capitalized interest	(22,468)	(326)	(22,794)
Other non-operating expense	117	—	117
INCOME (LOSS) BEFORE INCOME TAXES	$48,036	$(31,348)	$16,688

Capital expenditures	$161,219	$18,043	$179,262

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

Total assets were as follows as of the dates indicated:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Airline	$4,191,346	$4,116,289
Sunseeker Resort	197,795	313,564
Consolidated	$4,389,141	$4,429,853

Note 11 — Sale of Sunseeker Resort

The Company classifies assets as held for sale when the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less costs to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on solicited offers or a discounted cash flow model. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less costs to sell. Depreciation and amortization of long-lived assets are not recorded during the period in which such assets are classified as held for sale.

In fourth quarter 2024, the Company began to explore a potential sale of Sunseeker Resort, including the associated Aileron Golf Course and related assets. Through a competitive bidding process, the Company received multiple offers for the sale of the Resort. In June 2025, the Company's board of directors approved a plan for the sale of the Resort and management determined that all of the held-for-sale accounting requirements were met at that time.

On July 3, 2025, the Company and its Sunseeker subsidiaries entered into an Agreement of Purchase and Sale with a third-party buyer for the sale of substantially all of the Resort's assets, including the Aileron golf course and related property, for aggregate consideration of approximately $200 million, subject to various adjustments. The sale is anticipated to close in September 2025, subject to the satisfaction of customary closing conditions.

The Resort disposal group was measured at the lower of its carrying value or fair value less costs to sell, resulting in a $100.4 million write down charge included in special charges during the three months ended June 30, 2025. The assets and liabilities comprising the disposal group were reclassified as assets and liabilities held for sale on the June 30, 2025 balance sheet. Upon classification as held for sale, the Company ceased recording depreciation and amortization expense for long-lived assets of the disposal group. The major classes of assets and liabilities reclassified as held for sale are set forth below:

(in thousands)	As of June 30, 2025
Assets
Accounts receivable	$2,552
Inventories, net	1,372
Prepaid expenses and other current assets	5,260
Property and equipment, net	284,587
Deposits and other assets	1,290
Valuation allowance	(100,411)
Assets held for sale	$194,650

Liabilities
Accrued liabilities	$5,355
Other noncurrent liabilities	1,960
Liabilities held for sale	$7,315

Note 12 — Subsequent Events

On July 3, 2025, the Company and its Sunseeker subsidiaries entered into an Agreement of Purchase and Sale with affiliates of Blackstone Real Estate Group for the sale of the Company's Sunseeker Resort Charlotte Harbor, Aileron Golf Course and related properties in Southwest Florida. Please see Note 11 for more information regarding this agreement.

In July 2025, the Company borrowed $210.1 million on previously reported but undrawn credit facilities. These loans are collateralized by the Company's aircraft assets, bear interest at a variable rate based on SOFR, and are payable in quarterly installments over a term of 12 years. The loan proceeds will be used to finance aircraft deliveries, prepay other outstanding debt during third quarter 2025, and for other corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2025 and 2024. Also discussed is our financial position as of June 30, 2025 and December 31, 2024. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2025 Review

Second quarter 2025 highlights include:

•Total consolidated operating revenue of $689.4 million, up 3.5 percent over the prior year, on capacity growth of 15.7 percent year-over-year
•Operating loss of $67.5 million primarily due to the Sunseeker write-down charge
◦Airline-only operating income of $43.2 million, yielding an airline only operating margin of 6.5 percent
•Loss before income tax of $88.6 million
◦Airline-only income before income tax of $29.7 million, yielding an airline only pre-tax margin of 4.4 percent
•Airline-only operating cost per available seat mile (CASM), excluding fuel and special charges of 7.68 ¢, down 6.7 percent year-over-year
•$33.3 million in total cobrand credit card remuneration received from Bank of America
•Ended the quarter with 20 million total active Allways Rewards members
•During the second quarter, expanded the network by announcing five new nonstop routes
◦In July announced seven new nonstop routes connecting 12 cities across the country
•In early July 2025, entered into a contract to sell Sunseeker Resort and related properties for $200.0 million (subject to adjustments)
◦The transaction is scheduled to close in September 2025

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2025	December 31, 2024
Airbus A320(1)	85	87
Airbus A319(2)	32	34
Boeing 737-8200(3)	9	4
Total	126	125

(1)Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of June 30, 2025, and December 31, 2024.
(2)Includes four aircraft under operating lease as of June 30, 2025 and December 31, 2024.
(3)These numbers exclude four Boeing 737-8200 aircraft of which we have taken delivery but which have not been placed in service as of June 30, 2025.

As of June 30, 2025, we are party to forward purchase agreements for 37 aircraft with three of these deliveries expected in the second half of 2025 and the remainder between 2026 and 2028. The timing of these deliveries is based on management's best estimates.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we identified aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. As of June 30, 2025, 13 airframes had been retired, with 11 additional retirements scheduled between August 2025 and December 2026. The accelerated depreciation resulting from the revised estimated useful life of these aircraft is being recorded as a special charge, including $2.5 million recognized in the second quarter of 2025. The engines from these aircraft will be retained for future overhaul cost mitigation.

NETWORK

As of June 30, 2025, we were selling 579 routes versus 550 as of the same date in 2024. Network growth in the future will continue to be affected by timing of aircraft deliveries, aircraft in heavy maintenance, airport construction and disruption, trends in domestic, leisure air travel demand and other factors. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 86 and 36, respectively, as of June 30, 2025.

Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands.

TRENDS

Business and Macroeconomic Conditions

Consumer confidence has vacillated during the current year, which along with other macroeconomic and airline industry events, have contributed to a decline in consumer spending generally and, in particular, softened demand for domestic, leisure air travel. These factors have impacted our fares, load factors, and profitability. Our results of operations may continue to be impacted if these conditions persist. We continue to monitor how these factors could impact our business and take steps to mitigate their effect on our business.

Aircraft Fuel

The cost of fuel remains volatile, influenced by numerous economic and geopolitical factors beyond our control or prediction. Significant increases in fuel costs could materially impact our operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

Elevated fuel costs may continue to impact our overall cost structure and operating results.

Optimizing Utilization

We are continuing to focus on our "peak the peaks" initiative to increase our profitability by increasing our peak period aircraft utilization to 2019 (pre-pandemic) levels. By way of example, our aircraft utilization rate was 8.7 hours per aircraft in June 2025 compared to 9.7 hours per aircraft in June 2019 and 7.8 hours per aircraft in June 2024. We will continue to evaluate the benefits of utilization increases in the current economic environment. These efforts are subject to various risks, some of which may not be under our control.

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

For the three months ended June 30, 2025, we recorded estimated pilot retention bonus accruals of $23.8 million bringing the total accrual to $192.6 million at June 30, 2025, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Sunseeker Resort

In July 2025, we entered into an agreement to sell the Sunseeker Resort, including the Aileron Golf Course and related assets, to affiliates of Blackstone Real Estate Group for approximately $200 million (subject to certain adjustments) payable in cash at closing. The transaction is expected to close in September 2025, subject to customary closing conditions. The accounting impacts of the transaction are more fully described in Note 11 to our consolidated financial statements (unaudited) in this Form 10-Q.

VivaAerobus Alliance

In December 2021, we announced plans for a fully-integrated commercial alliance agreement with VivaAerobus, designed to expand options for nonstop leisure air travel between our markets in the United States and Mexico. We and VivaAerobus continue to await U.S. government approval of our joint application to the Department of Transportation ("DOT" or "US DOT") requesting approval of, and antitrust immunity for, the alliance. The DOT process progressed substantially under the prior presidential administration, but review was suspended in 2023. In April 2025, we filed a motion with the DOT to resume the procedural schedule on the application for antitrust immunity. In July 2025 the US DOT announced a series of measures to force the Mexican Government to correct perceived violations of the air transport agreement between the two countries. We anticipate our application to remain suspended while the US DOT undertakes these actions.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

Operating Revenue

	Three Months Ended June 30,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$617,908	$594,499	3.9%
Third party products	33,649	37,102	(9.3)
Fixed fee contracts	17,019	17,699	(3.8)
Resort and other	20,808	16,983	22.5
Total operating revenues	$689,384	$666,283	3.5

Passenger revenue. Passenger revenue increased $23.4 million or 3.9 percent compared to second quarter 2024 driven by an 11.0 percent increase in scheduled service passengers on a 15.8 increase in scheduled service departures. The increase in scheduled service passengers was offset by a 7.1 percent decrease in scheduled service total fare which largely resulted from a 16.9 percent decline in average base fare offset by a 3.4 percent increase in average ancillary fare. The higher ancillary revenue was driven in part by sales of our Allegiant Extra product. Since June 30, 2024, we have configured an additional 50 aircraft with the extra legroom seating for our Allegiant Extra offering, bringing the total number to 76 aircraft as of June 30, 2025. The restoration of functionality around our third bundled product offering, which began in late 2024, also contributed to the increase in average ancillary fare.

Third party products revenue. Third party products revenue decreased $3.5 million or 9.3 percent compared to second quarter 2024. This decrease was primarily driven by a $4.8 million decrease in the marketing component of co-brand revenue as certain bonus compensation was phased out in late 2024. This decrease was partially offset by a $1.1 million increase in revenue from our travel insurance product, which was implemented during first quarter 2024.

Fixed fee contract revenue. Fixed fee contract revenue decreased $0.7 million or 3.8 percent compared to second quarter 2024. Although there was an increase in revenue from sports flying compared to the prior year quarter, this was slightly outpaced by a decrease in flying for the Department of Defense and a decrease in international flying for Apple Vacations.

Resort and other revenue. Resort revenues increased $3.8 million or 22.7 percent compared to second quarter 2024. Resort occupancy was 51.0 percent compared to 33.0 percent in second quarter 2024, which represented a significant improvement over the prior year quarter. Revenue driven by increased occupancy was partially offset by a decrease in average daily rate to $225 from $256 during second quarter 2024. A $1.0 million year-over-year increase in food and beverage revenue from banquets also contributed to the increase in Resort revenue.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding fuel costs and special charges allows management and investors to better compare our airline unit costs with those of other airlines.

	Three Months Ended June 30,				Percent Change
Airline Unitized costs (in cents)	2025		2024		YoY
Salaries and benefits	3.51	¢	3.94	¢	(10.9)%
Aircraft fuel	2.86		3.39		(15.6)
Station operations	1.30		1.39		(6.5)
Depreciation and amortization	1.12		1.18		(5.1)
Maintenance and repairs	0.63		0.61		3.3
Sales and marketing	0.43		0.52		(17.3)
Aircraft lease rentals	0.19		0.11		72.7
Other	0.50		0.48		4.2
Special charges	0.25		0.40		(37.5)
Airline operating CASM	10.79	¢	12.02	¢	(10.2)
Airline operating CASM, excluding fuel	7.93	¢	8.63	¢	(8.1)
Airline operating CASM, excluding fuel and special charges	7.68	¢	8.23	¢	(6.7)

Airline operating CASM, excluding fuel and airline special charges. Airline operating CASM, excluding fuel and airline special charges, decreased 6.7 percent to 7.68 ¢ from 8.23 ¢ in second quarter 2024. The primary driver of the CASM-ex decrease was a 15.7 percent increase in ASMs, as we grew into our existing infrastructure. In particular, we achieved the increased capacity with only a small increase in the average number of aircraft in service and without any increase in the number of full-time equivalent employees. A majority of expense line items were lower on a per ASM basis due in part to the increase in capacity.

Salaries and benefits expense. Airline salaries and benefits expense increased $6.1 million or 3.1 percent compared to second quarter 2024. The increase was primarily attributable to increased flight crew wages due to a 17.1 percent increase in total block hours flown compared to second quarter 2024.

Salaries and benefits expense at Sunseeker Resort decreased $1.9 million or 15.2 percent compared to second quarter 2024 due to a 28.9 percent decrease in average full-time equivalent employees as we adjusted staffing to better correspond with the needs of the Resort and outsourced certain functions.

Aircraft fuel expense. Aircraft fuel expense decreased $4.3 million or 2.5 percent compared to second quarter 2024. This was primarily driven by a 14.5 percent decrease in average fuel cost per gallon, offset by a 13.8 percent increase in fuel gallons consumed. The increased fuel consumption was driven by the 15.7 percent increase in ASMs offset by a 1.6 percent improvement in fuel efficiency.

Station operations expense. Station operations expense increased $5.5 million or 7.8 percent compared to second quarter 2024. The increase was primarily driven by a 15.7 percent year-over-year increase in total system departures that resulted in a corresponding rise in airport and landing fees, ground handling, and other stations-related expenses. The increase in costs was partially offset by a reduction in passenger compensation resulting from fewer irregular operations events compared to the prior year quarter.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $5.6 million or 9.5 percent compared to second quarter 2024. This was primarily driven by an increase in flight equipment depreciation, including engines, and IT asset amortization, due to new aircraft and equipment placed into service, an increase in heavy maintenance amortization, and increased software amortization resulting from the airline's implementation of new enterprise resource planning ("ERP") systems throughout 2024.

Sunseeker Resort depreciation and amortization decreased $2.5 million or 40.9 percent compared to second quarter 2024, primarily as the result of an impairment charge recorded in fourth quarter 2024 which reduced the carrying amount of Resort assets. With Sunseeker Resort now being accounted for as assets held for sale, there will be no further depreciation recorded on these assets in the future.

Maintenance and repairs expense. Maintenance and repairs expense increased $5.6 million or 18.4 percent compared to second quarter 2024, primarily as the result of the 15.7 percent capacity increase. On a per ASM basis, maintenance expense increased 3.3 percent as the result of a slight increase in rotable removals, which contributed approximately $1.6 million to the increase.

Sales and marketing expense. Airline sales and marketing expense decreased $0.8 million or 3.1 percent compared to second quarter 2024, primarily due to a decrease in both sponsorship related expenses and certain online advertising. These decreases were mostly offset by an increase in credit card processing fees, in line with a 3.9 percent increase in passenger revenue.

Sunseeker Resort sales and marketing expense remained relatively flat, with a $0.1 million increase compared to second quarter 2024.

Aircraft lease rentals. Aircraft lease rental expense increased $5.3 million compared to second quarter 2024. During second quarter 2025, we began to accrue estimated lease return costs for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Other operating expense. Airline other operating expenses increased by $5.6 million primarily as the result of a lower amount of gains on the sale of flight equipment compared to the prior year quarter (resulting in a smaller offset to other operating expense in second quarter 2025).

Sunseeker Resort other operating expense increased $1.4 million or 12.6 percent compared to second quarter 2024, primarily as the result of outsourcing certain functions, including housekeeping, which were performed by employees during the prior year quarter.

Special charges. In second quarter 2025, we recorded $117.9 million in special charges.

The Airline recorded $14.6 million in special charges, mostly related to corporate restructuring efforts taken in response to softness in air travel demand due to heightened macroeconomic uncertainty. These efforts included voluntary separations of corporate and operational personnel, termination of certain marketing agreements and abandonment of certain IT assets no longer being used.

Sunseeker Resort special charges consisted of a $100.4 million write down to fair value less costs to sell related to the pending sale of Sunseeker Resort to a third-party buyer, retention pay for certain key employees, and damages (net of insurance recoveries) from weather and related events. Refer to Note 2 and Note 11 of our consolidated financial statements (unaudited) in this Form 10-Q for additional details.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased $4.0 million or 24.0 percent, compared to second quarter 2024. The increase was driven by a $7.0 million decrease in capitalized interest as nine aircraft from our 737 MAX order have been placed in service since June 30, 2024. Additionally, interest income decreased by $0.8 million compared to second quarter 2024 as the result of lower yields on invested balances. These changes were offset by a decrease in interest expense of $3.8 million or 9.6 percent compared to the prior year quarter primarily due to an 11.6 percent decrease in the carrying amount of debt outstanding.

Income Tax Expense

We recorded a $23.4 million income tax benefit at an effective tax rate of 26.4 percent and a $4.3 million income tax expense at a 24.0 percent effective tax rate for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items. The discrete items primarily relate to the Sunseeker write down.

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Operating Revenue

	Six Months Ended June 30,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$1,234,658	$1,174,434	5.1%
Third party products	68,852	70,501	(2.3)
Fixed fee contracts	33,271	36,560	(9.0)
Resort and other	51,677	41,193	25.5
Total operating revenues	$1,388,458	$1,322,688	5.0

Passenger revenue. Passenger revenue increased $60.2 million or 5.1 percent compared to the six months ended June 30, 2024, driven by a 9.9 percent increase in scheduled service passengers on a 15.0 percent increase in scheduled service departures. The increase in scheduled service passengers was offset by a 4.7 percent decrease in scheduled service total fare which largely resulted from a 13.0 percent decline in average base fare offset by a 4.4 percent increase in average ancillary fare. This higher ancillary revenue was driven in part by sales of our Allegiant Extra product. Since June 30, 2024, we have configured an additional 50 aircraft with the extra legroom seating for our Allegiant Extra offering, bringing the total number to 76 aircraft as of June 30, 2025. We expect our Allegiant Extra product to increase ancillary air revenue as it is deployed in more of our aircraft. The restoration of functionality around our third bundled product offering, which began in late 2024, also contributed to the increase in average ancillary fare.

Third party products revenue. Third party products revenue decreased $1.6 million or 2.3 percent compared to the six months ended June 30, 2024. The decrease is primarily the result of a $5.3 million decrease in the marketing component of co-brand revenue as certain bonus compensation was phased out in late 2024. This was partially offset by a $2.2 million increase in revenue from our travel insurance product, which was implemented during first quarter 2024 and by a $1.6 million increase in car rental revenue, on a 1.6 percent increase in rental car days sold.

Fixed fee contract revenue. Fixed fee contract revenue decreased $3.3 million or 9.0 percent compared to the six months ended June 30, 2024, on a 6.6 percent decrease in fixed fee departures. This was the result of an overall decrease in sports flying attributable to less aircraft time available to dedicate to fixed fee flying during March Madness compared to the prior year. Additionally, flying for the Department of Defense returned to more normal levels in the first half of 2025, as compared to particularly strong performance in the first half of 2024.

Resort and other revenue. Resort revenues increased $10.6 million or 26.1 percent compared to the six months ended June 30, 2024. Resort occupancy was 60.6 percent in the first half of 2025 compared to 36.1 percent in the first half of 2024, which represented a significant improvement year over year. Revenue driven by increased occupancy was partially offset by a decrease in average daily rate to $259 from $295 during the first half of 2024. A $2.1 million year-over-year increase in banquet revenue also contributed to the increase in Resort revenue.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding fuel costs and special charges allows management and investors to better compare our airline unit costs with those of other airlines.

	Six Months Ended June 30,				Percent Change
Airline Unitized costs (in cents)	2025		2024		YoY
Salaries and benefits	3.77	¢	4.06	¢	(7.1)%
Aircraft fuel	2.95		3.48		(15.2)
Station operations	1.32		1.39		(5.0)
Depreciation and amortization	1.11		1.20		(7.5)
Maintenance and repairs	0.63		0.62		1.6
Sales and marketing	0.43		0.56		(23.2)
Aircraft lease rentals	0.15		0.12		25.0
Other	0.46		0.58		(20.7)
Special charges	0.14		0.36		(61.1)
Airline operating CASM	10.96	¢	12.37	¢	(11.4)
Airline operating CASM, excluding fuel	8.01	¢	8.90	¢	(10.0)
Airline operating CASM, excluding fuel and special charges	7.87	¢	8.54	¢	(7.8)

Airline operating CASM, excluding fuel and airline special charges. Airline operating CASM, excluding fuel and airline special charges decreased by 7.8 percent to 7.87 ¢ for the six months ended June 30, 2025 compared to 8.54 ¢ for the same period in 2024. The primary driver of the CASM-ex decrease was a 15.0 percent increase in ASMs as we grew into our existing infrastructure. In particular, we achieved the increased capacity with only a small increase in the average number of aircraft in service and without any increase in the number of full-time equivalent employees. A majority of expense line items were lower on a per ASM basis due in part to the increase in capacity.

Salaries and benefits expense. Salaries and benefits expense increased $22.3 million, or 5.3 percent, compared to the six months ended June 30, 2024.

Airline salaries and benefits expense increased $26.9 million or 6.8 percent year over year. The increase was primarily attributable to the new collective bargaining agreement with our flight attendant group that took effect in April 2024, and to increased flight crew wages due to a 16.3 percent increase in total block hours flown.

Salaries and benefits expense at Sunseeker Resort decreased $4.7 million or 17.7 percent compared to the six months ended June 30, 2024, due to a 28.9 percent decrease in average full-time equivalent employees as we adjusted staffing to better correspond with the needs of the Resort and outsourced certain functions.

Aircraft fuel expense. Aircraft fuel expense decreased $8.1 million, or 2.4 percent, compared to the six months ended June 30, 2024. This was primarily driven by a 14.0 percent decrease in average fuel cost per gallon. The decrease in fuel cost was partially offset by a 13.5 percent increase in fuel gallons consumed on a 15.0 percent increase in total available seat miles. Fuel efficiency increased 1.3 percent year over year.

Station operations expense. Station operations expense increased $12.5 million or 9.2 percent compared to the six months ended June 30, 2024. The increase was primarily driven by a 14.8 percent year-over-year increase in total system departures that resulted in a corresponding rise in airport and landing fees, ground handling, and other stations-related expenses. The increase in costs was partially offset by a reduction in passenger compensation resulting from fewer irregular operations events compared to the same period in 2024.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $7.5 million or 6.4 percent compared to the six months ended June 30, 2024. This was primarily driven by new flight equipment placed in service, an increase in heavy maintenance amortization, and increased software amortization resulting from the airline's implementation of new enterprise resource planning systems throughout 2024.

Sunseeker Resort depreciation and amortization decreased by $4.8 million or 40.3 percent compared to the six months ended June 30, 2024, primarily as the result of an impairment charge recorded in fourth quarter 2024 which reduced the carrying amount of Resort assets.

Maintenance and repairs expense. Maintenance and repairs expense increased $10.2 million or 16.8 percent compared to the six months ended June 30, 2024. The increase was driven primarily by a 15.0 percent year over year increase in capacity. On a per ASM basis, maintenance expense remained relatively flat.

Sales and marketing expense. Sales and marketing expense decreased $6.5 million or 11.1 percent compared to the six months ended June 30, 2024.

Airline sales and marketing expense decreased $6.3 million or 11.5 percent, primarily driven by a decrease in sponsorship expenses, an offset to expense for a non-recurring item related to our credit card agreement, and a decrease in certain online advertising. These decreases were partially offset by an increase in credit card processing fees, in line with a 5.1 percent increase in passenger revenue.

Aircraft lease rentals. Aircraft lease rental expense increased $5.2 million compared to the six months ended June 30, 2024. During second quarter 2025, we began to accrue estimated lease return costs for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Other operating expense. Airline other operating expense decreased $6.6 million or 11.5 percent primarily as the result of a lower amount of gains on the sale of flight equipment compared to the prior year period (resulting in a smaller offset to other operating expense in the 2025 period).

Sunseeker Resort other operating expense increased $1.8 million or 7.7 percent compared to the six months ended June 30, 2024, primarily as the result of outsourcing certain functions, including housekeeping, which were performed by employees during the same period in the prior year.

Special charges. During the six months ended June 30, 2025, we recorded $116.4 million of special charges.

The Airline recorded $16.0 million in special charges, mostly related to corporate restructuring efforts taken in response to softer air travel demand due to heightened macroeconomic uncertainty. These efforts included voluntary separations of corporate and operational personnel, termination of certain marketing agreements and abandonment of certain IT assets no longer being used. Airline special charges also included $3.9 million for accelerated depreciation on airframes identified for early retirement.

Sunseeker Resort special charges consisted of a $100.4 million write down to fair value less costs to sell related to the pending sale of Sunseeker Resort to a third-party buyer at a price lower than its carrying value, retention pay for certain key employees, and damages (net of insurance recoveries) from weather and related events. Refer to Note 2 and Note 11 to our consolidated financial statements (unaudited) in this Form 10-Q for additional details.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased by $9.7 million, or 28.8 percent, compared to the six months ended June 30, 2024. The increase was driven by an $11.7 million decrease in capitalized interest as nine aircraft from our 737 MAX order have been placed in service since June 30, 2024. In addition, we recognized a $3.4 million loss on debt extinguishment related to the early prepayment of the Sunseeker construction loan in February 2025. The increase was offset by a $6.6 million decrease in interest expense, excluding the loss on debt extinguishment, resulting from an 11.6 percent decrease in outstanding debt year over year.

Income Tax Expense

We recorded a $13.6 million income tax benefit at an effective rate of 29.1 percent compared to a $3.9 million income tax expense at a 23.4 percent effective tax rate for the six months ended June 30, 2025 and 2024, respectively. The 29.1 percent effective tax rate for the six months ended June 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items. The discrete items primarily relate to the Sunseeker write down. Our estimated annual effective tax rate for 2025, excluding discrete items, is 17.0 percent.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the three-month periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2025	2024		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	5,127,025	4,621,848		10.9%
Available seat miles (ASMs) (thousands)	5,799,409	5,013,209		15.7
Airline operating expense per ASM (CASM) (cents)	10.79 ¢	12.02	¢	(10.2)
Fuel expense per ASM (cents)	2.86 ¢	3.39	¢	(15.6)
Airline special charges per ASM (cents)	0.25 ¢	0.40	¢	(37.5)
Airline operating CASM, excluding fuel and special charges (cents)	7.68 ¢	8.23	¢	(6.7)
Departures	37,314	32,252		15.7
Block hours	88,749	75,759		17.1
Average stage length (miles)	886	883		0.3
Average number of operating aircraft during period	126.6	125.3		1.0
Average block hours per aircraft per day	7.7	6.6		16.7
Full-time equivalent employees at end of period	5,980	5,993		(0.2)
Fuel gallons consumed (thousands)	68,452	60,142		13.8
ASMs per gallon of fuel	84.7	83.4		1.6
Average fuel cost per gallon	$2.42	$2.83		(14.5)

Scheduled service statistics:
Passengers	5,077,788	4,572,769		11.0
Revenue passenger miles (RPMs) (thousands)	4,610,321	4,108,288		12.2
Available seat miles (ASMs) (thousands)	5,629,040	4,848,017		16.1
Load factor	81.9%	84.7%		(2.8)
Departures	36,056	31,128		15.8
Block hours	85,980	73,198		17.5
Average seats per departure	175.1	176.1		(0.6)
Yield (cents) (2)	5.75 ¢	6.99	¢	(17.7)
Total passenger revenue per ASM (TRASM) (cents)(3)	11.57 ¢	13.03	¢	(11.2)
Average fare - scheduled service(4)	$52.20	$62.79		(16.9)
Average fare - air-related charges(4)	$69.49	$67.22		3.4
Average fare - third party products	$6.63	$8.11		(18.2)
Average fare - total	$128.32	$138.12		(7.1)
Average stage length (miles)	891	885		0.7
Fuel gallons consumed (thousands)	66,419	58,169		14.2
Average fuel cost per gallon	$2.43	$2.83		(14.1)
Percent of sales through website during period	92.4%	93.1%		(0.7)
Other data:
Rental car days sold	380,176	371,405		2.4
Hotel room nights sold	37,538	61,837		(39.3)
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
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

The following tables set forth our airline operating statistics for the six-month periods indicated:

	Six Months Ended June 30,		Percent Change (1)
	2025	2024	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	9,578,331	8,726,708	9.8%
Available seat miles (ASMs) (thousands)	11,250,993	9,785,180	15.0
Airline operating expense per ASM (CASM) (cents)	10.96 ¢	12.38 ¢	(11.5)
Fuel expense per ASM (cents)	2.95 ¢	3.48 ¢	(15.2)
Airline special charges per ASM (cents)	0.14 ¢	0.36 ¢	(61.1)
Airline operating CASM, excluding fuel and special charges (cents)	7.87 ¢	8.54 ¢	(7.8)
Departures	70,549	61,477	14.8
Block hours	172,620	148,391	16.3
Average stage length (miles)	909	900	1.0
Average number of operating aircraft during period	125.8	125.6	0.2
Average block hours per aircraft per day	7.6	6.5	16.9
Full-time equivalent employees at end of period	5,980	5,993	(0.2)
Fuel gallons consumed (thousands)	132,089	116,366	13.5
ASMs per gallon of fuel	85.2	84.1	1.3
Average fuel cost per gallon	$2.51	$2.92	(14.0)

Scheduled service statistics:
Passengers	9,498,599		8,642,288		9.9
Revenue passenger miles (RPMs) (thousands)	8,881,650		7,992,097		11.1
Available seat miles (ASMs) (thousands)	10,934,232		9,484,939		15.3
Load factor	81.2%		84.3%		(3.1)
Departures	68,189		59,305		15.0
Block hours	167,394		143,563		16.6
Average seats per departure	175.0		176.7		(1.0)
Yield (cents) (2)	6.38	¢	7.41	¢	(13.9)
Total passenger revenue per ASM (TRASM) (cents)(3)	11.92	¢	13.13	¢	(9.2)
Average fare - scheduled service(4)	$59.64		$68.53		(13.0)
Average fare - air-related charges(4)	$70.34		$67.36		4.4
Average fare - third party products	$7.25		$8.16		(11.2)
Average fare - total	$137.23		$144.05		(4.7)
Average stage length (miles)	914		905		1.0
Fuel gallons consumed (thousands)	128,245		112,735		13.8
Average fuel cost per gallon	$2.52		$2.92		(13.7)
Percent of sales through website during period	92.4%		94.8%		(2.4)
Other data:
Rental car days sold	741,066		729,349		1.6
Hotel room nights sold	77,478		123,131		(37.1)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $852.8 million as of June 30, 2025, from $832.9 million at December 31, 2024. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of June 30, 2025, we had $275.0 million of undrawn capacity under revolving credit facilities and $335.0 million in undrawn borrowing capacity under aircraft financing facilities.

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

Our share repurchase authority at June 30, 2025 is $64.7 million. During the first quarter of 2025, we made $11.0 million of open market share repurchases. We did not repurchase any shares on the open market during the second quarter of 2025. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

We believe we have more than adequate liquidity resources through our cash, cash equivalent and short-term investment balances, existing aircraft financing facilities, our undrawn capacity under existing credit facilities, operating cash flows and anticipated access to liquidity, to meet our current contractual obligations and remain in compliance with the debt covenants in our existing financing agreements for the next 12 months. We will continue to consider raising funds through debt financing as needed to fund capital expenditures.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $2.08 billion as of December 31, 2024 to $1.97 billion as of June 30, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) as of June 30, 2025 was $1.11 billion, a decrease of $124.5 million from December 31, 2024.

During the six months ended June 30, 2025, we borrowed $323.8 million of which $273.8 million was secured by aircraft and aircraft related assets. In the same period, we also repaid $432.6 million in principal, including a $100.0 million prepayment on the remaining principal balance related to our Sunseeker construction loan and $59.1 million in prepayments related to one of our PDP financing facilities. As of June 30, 2025, we had $275.0 million undrawn and available under our revolving credit facilities and $335.0 million in undrawn borrowing capacity under aircraft financing facilities.

As of June 30, 2025, approximately 68.1 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities

During the six months ended June 30, 2025, and 2024, we generated cash flows from operations of $283.6 million and $236.7 million respectively.

Our operating cash flows are impacted by the following factors:

Advance Ticket Sales. Tickets for air travel are typically purchased in advance of the travel date. When we receive a cash payment at the time of booking, we record the cash received as deferred revenue in air traffic liability. When the flight is flown, we recognize the liability from air traffic liability into revenue. Due to the seasonal nature of our operations, our air traffic liability balances will fluctuate in line with our peak flying seasons.

Salaries and Benefits. Salaries and benefits expense represent our single largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period that they are incurred with the exception of our pilot retention bonus, which will be paid to all pilots after ratification of a new collective bargaining agreement. At June 30, 2025 and 2024, we have accrued approximately $192.6 million and $100.6 million, respectively, in relation to the pilot retention bonus, including related payroll taxes.

Fuel. Fuel expense is our second largest expense. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During the six months ended June 30, 2025, we increased our year over year flying capacity by 15.0 percent, which led to a 13.5 percent increase in fuel gallons consumed.

Investing Activities

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During the six months ended June 30, 2025, we had $90.0 million of net investment purchases (net cash outflows) compared to $99.6 million net investment maturities (net cash inflows) during the same period in 2024.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2025 and 2024 were $186.9 million and $228.8 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During the six months ended June 30, 2025, we took delivery of nine aircraft, and as of June 30, 2025, we have firm commitments to purchase 37 more aircraft.

Financing Activities

Long-Term Debt and Finance Leases. During the six months ended June 30, 2025 and 2024, we received $323.8 million and $18.8 million, respectively, from issuances of new debt, driven by our aircraft acquisition activity. In the same period, we made $432.6 million and $63.2 million, respectively, of principal payments on long term debt and finance lease obligations. We had heightened debt repayment activity in 2025 due to our early prepayment of the Sunseeker construction loan and re-financing of our pre-delivery deposit loans which became due at aircraft delivery.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, our ability to increase aircraft utilization and also to increase per passenger revenue with our new revenue management system, the implementation of a joint alliance with VivaAerobus, the expected sale of our Sunseeker Resort, the impact of U.S. trade policies on our business, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of, and production limits on, Boeing on our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement the announced alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, the ability to close the sale of Sunseeker Resort at Charlotte Harbor on the agreed terms, increases in maintenance costs and the availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company classifies assets as held for sale when the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less costs to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on solicited offers or a discounted cash flow model.

During second quarter 2025, we determined that Sunseeker Resort met all of the held for sale accounting criteria. In estimating the fair value of Sunseeker Resort, we relied on an agreed-upon transaction price as the best indicator of the Resort's fair value. Subsequent revisions to these estimates could occur if the underlying transaction or terms of the transaction are changed or due to changing market conditions in the region, the industry, the economy, storms impacting the area and related events and other factors. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less costs to sell.

There were no other material changes to our critical accounting estimates during the six months ended June 30, 2025. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2024 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2025 represented 23.9 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the six months ended June 30, 2025, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $33.8 million. We do not hedge fuel price risk.

Interest Rates

As of June 30, 2025, we had $629.1 million of variable-rate debt, including current maturities, and without reduction for $3.9 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $3.3 million for the six months ended June 30, 2025.

Item 4. Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during second quarter 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
April	6,600	$50.14	None
May	380	$54.24	None
June	—	$—	None
Total	6,980	$50.36	—	$64,694

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALLEGIANT TRAVEL COMPANY

Date:	August 6, 2025	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (Executive Vice President and Chief Financial Officer) and as Principal Financial Officer