Form 10-Q
period 2025-09-30
Allegiant Travel CO
filed 2025-11-06
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or
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

As of October 28, 2025, the registrant had 18,313,574 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$316,221	$285,892
Restricted cash	28,609	16,427
Short-term investments	640,495	495,234
Accounts receivable	57,164	90,407
Expendable parts, supplies and fuel, net	33,835	36,070
Prepaid expenses and other current assets	38,326	67,575
TOTAL CURRENT ASSETS	1,114,650	991,605
Property and equipment, net	2,973,141	3,069,949
Long-term investments	34,540	51,725
Deferred major maintenance, net	153,498	173,892
Operating lease right-of-use assets, net	67,635	81,218
Deposits and other assets	48,781	61,464
TOTAL ASSETS:	$4,392,245	$4,429,853
CURRENT LIABILITIES
Accounts payable	$55,289	$62,092
Accrued liabilities	373,940	327,404
Current operating lease liabilities	12,679	20,714
Air traffic liability	388,303	370,915
Current loyalty program liability	40,831	41,510
Current maturities of long-term debt and finance lease obligations, net of related costs	270,633	454,769
TOTAL CURRENT LIABILITIES	1,141,675	1,277,404
Long-term debt and finance lease obligations, net of current maturities and related costs	1,785,811	1,611,735
Deferred income taxes	293,869	315,593
Noncurrent operating lease liabilities	56,747	62,392
Noncurrent loyalty program liability	41,160	39,201
Other noncurrent liabilities	57,628	34,136
TOTAL LIABILITIES:	3,376,890	3,340,461
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(686,121)	(678,431)
Additional paid in capital	769,926	760,600
Accumulated other comprehensive income, net	4,914	3,949
Retained earnings	926,610	1,003,248
TOTAL EQUITY:	1,015,355	1,089,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,392,245	$4,429,853

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Passenger	$494,144	$488,989	$1,728,802	$1,663,423
Third party products	39,397	39,423	108,249	109,924
Fixed fee contracts	18,852	20,559	52,123	57,119
Resort and other	9,539	13,225	61,216	54,418
Total operating revenues	561,932	562,196	1,950,390	1,884,884
OPERATING EXPENSES:
Salaries and benefits	196,394	195,326	641,935	618,595
Aircraft fuel	151,254	148,241	483,339	488,388
Station operations	71,390	70,632	220,143	206,898
Depreciation and amortization	58,952	63,918	190,782	193,122
Maintenance and repairs	39,908	30,278	111,141	91,286
Sales and marketing	23,040	24,869	74,973	83,266
Aircraft lease rentals	11,096	5,920	28,038	17,653
Other	33,615	40,563	109,873	121,671
Special charges, net of recoveries	3,473	8,790	119,842	40,002
Total operating expenses	589,122	588,537	1,980,066	1,860,881
OPERATING INCOME (LOSS)	(27,190)	(26,341)	(29,676)	24,003
OTHER (INCOME) EXPENSES:
Interest income	(10,108)	(10,071)	(32,402)	(33,441)
Interest expense	38,116	39,065	114,656	118,769
Capitalized interest	(3,166)	(11,923)	(14,216)	(34,718)
Other, net	122	30	1,064	146
Total other expenses	24,964	17,101	69,102	50,756
LOSS BEFORE INCOME TAXES	(52,154)	(43,442)	(98,778)	(26,753)
INCOME TAX BENEFIT	(8,580)	(6,653)	(22,140)	(2,745)
NET LOSS	$(43,574)	$(36,789)	$(76,638)	$(24,008)
Loss per share to common shareholders:
Basic	$(2.41)	$(2.05)	$(4.26)	$(1.38)
Diluted	$(2.41)	$(2.05)	$(4.26)	$(1.38)
Shares used for computation:
Basic	18,050	17,913	18,010	17,802
Diluted	18,050	17,913	18,010	17,802

Cash dividends declared per share:	$—	$—	$—	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(43,574)	$(36,789)	$(76,638)	$(24,008)
Other comprehensive income:
Change in available for sale securities, net of tax	1,470	2,167	965	705
TOTAL COMPREHENSIVE LOSS	$(42,104)	$(34,622)	$(75,673)	$(23,303)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921
Share-based compensation	(1)	—	3,024	—	—	—	3,024
Shares repurchased by the Company and held as treasury shares	(26)	—	—	—	—	(1,486)	(1,486)
Other comprehensive income	—	—	—	1,470	—	—	1,470
Net loss	—	—	—	—	(43,574)	—	(43,574)
Balance at September 30, 2025	18,324	$26	$769,926	$4,914	$926,610	$(686,121)	$1,015,355

	Nine Months Ended September 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	(16)	—	9,326	—	—	—	9,326
Shares repurchased by the Company and held as treasury shares	(180)	—	—	—	—	(12,956)	(12,956)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive income	—	—	—	965	—	—	965
Net loss	—	—	—	—	(76,638)	—	(76,638)
Balance at September 30, 2025	18,324	$26	$769,926	$4,914	$926,610	$(686,121)	$1,015,355

	Three Months Ended September 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2024	18,318	$26	$754,255	$2,529	$1,256,266	$(680,041)	$1,333,035
Share-based compensation	79	—	3,220	—	—	—	3,220
Shares repurchased by the Company and held as treasury shares	(35)	—	—	—	—	(1,733)	(1,733)
Other comprehensive income	—	—	—	2,167	—	—	2,167
Net loss	—	—	—	—	(36,789)	—	(36,789)
Balance at September 30, 2024	18,362	$26	$757,475	$4,696	$1,219,477	$(681,774)	$1,299,900

	Nine Months Ended September 30, 2024
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	84	—	16,420	—	—	—	16,420
Shares repurchased by the Company and held as treasury shares	(81)	—	—	—	—	(4,756)	(4,756)
Stock issued under employee stock purchase plan	90	—	—	—	—	4,914	4,914
Cash dividends, $1.20 per share	—	—	—	—	(21,935)	—	(21,935)
Other comprehensive income	—	—	—	705	—	—	705
Net loss	—	—	—	—	(24,008)	—	(24,008)
Balance at September 30, 2024	18,362	$26	$757,475	$4,696	$1,219,477	$(681,774)	$1,299,900

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(76,638)	$(24,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	190,782	193,122
Special charges	111,158	24,048
Other adjustments	(37,144)	(23,340)
Changes in certain assets and liabilities:
Accrued liabilities	50,964	44,487
Air traffic liability	17,388	43,511
Other - net	21,086	(3,744)
Net cash provided by operating activities	277,596	254,076
Cash flows from investing activities:
Purchase of investment securities	(715,506)	(403,791)
Proceeds from maturities of investment securities	597,747	606,464
Proceeds from sale of Sunseeker Resort	189,936	—
Proceeds from sale of property and equipment	50,707	26,251
Aircraft pre-delivery deposits	(41,226)	(35,053)
Purchase of property and equipment, including capitalized interest	(292,904)	(239,817)
Other investing activities	1,416	5,102
Net cash used in investing activities	(209,830)	(40,844)
Cash flows from financing activities:
Cash dividends paid to shareholders	—	(21,935)
Proceeds from the issuance of debt and finance lease obligations	638,926	93,987
Repurchase of common stock	(12,956)	(5,144)
Principal payments on debt and finance lease obligations	(647,200)	(170,622)
Debt issuance costs	(11,291)	(447)
Other financing activities	7,266	22,234
Net cash used in financing activities	(25,255)	(81,927)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	42,511	131,305
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	302,319	159,584
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$344,830	$290,889

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$98,684	$84,329
Income tax payments (received)	(14,930)	5,695
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$2,879	$1,379
Purchases of property and equipment in accrued liabilities and other	35,953	17,858

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

Note 2 — Special Charges

Sunseeker Resort

In second quarter 2025, the Company recorded special charges of $102.2 million related to the pending sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") and the associated Aileron Golf Course, consisting of a write-down charge of $100.4 million and $1.8 million for accrual of retention pay for certain key employees. The sale of Sunseeker Resort was completed on September 4, 2025, and the Company recorded an additional $2.9 million of special charges related to costs and other adjustments associated with the sale.

Sunseeker Resort was damaged by weather events occurring between 2022 and 2024. The Company considers these events unusual and has accounted for their costs and related insurance recoveries as special charges. Estimated losses were recorded as special charges at the time of the event and offset by insurance recoveries when approved for payment. The Company does not expect future recoveries, if any, will be significant.

Airline

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 15 airframes under this plan. The remaining airframes are to be retired between February and December 2026. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the three and nine months ended September 30, 2025 and 2024.

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

Special Charges Table

The table below summarizes special charges recorded during the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Accelerated depreciation on airframes identified for early retirement	$2,907	$4,231	$6,799	$28,398
Flight attendant ratification bonus	—	—	—	10,821
Organizational restructuring	—	3,420	12,095	3,420
Airline special charges	2,907	7,651	18,894	42,639
Sunseeker weather events, net of (insurance recoveries)	(2,324)	1,139	(4,155)	(2,637)
Charges related to the sale of Sunseeker Resort	2,890	—	105,103	—
Sunseeker special charges	566	1,139	100,948	(2,637)
Total special charges	$3,473	$8,790	$119,842	$40,002

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Scheduled service	$177,194	$206,447	$707,771	$769,041
Ancillary air-related charges	295,548	271,150	963,700	853,333
Loyalty redemptions	21,402	11,392	57,331	41,049
Total passenger revenue	$494,144	$488,989	$1,728,802	$1,663,423

Sales of passenger tickets not yet flown are recorded in air traffic liability. Passenger revenue is recognized when transportation is provided. As of September 30, 2025, the air traffic liability balance was $388.3 million, of which approximately $347.1 million was related to forward bookings, with the remaining $41.2 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $370.9 million that was recorded in the air traffic liability balance as of December 31, 2024, substantially all was recognized into passenger revenue during the nine months ended September 30, 2025.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included primarily in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract, the Company has a performance obligation to cardholders with future travel award redemptions at the airline. Therefore, consideration received related to the travel component is deferred based on its relative selling price and is recognized into passenger revenue when the points are redeemed and the underlying service is provided. Similarly, in relation to the Allways Rewards loyalty program, points earned through the program are deferred based on the stand-alone selling price and recognized into passenger revenue when the points are redeemed and the underlying service is provided.

The following table presents the activity of the co-branded credit card and the loyalty program as of the dates indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at January 1	$80,711	$70,813
Points awarded (deferral of revenue)	58,560	50,704
Points redeemed (recognition of revenue)(1)	(57,280)	(41,074)
Balance at September 30(2)	$81,991	$80,443

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

Resort Revenue

The Company's resort revenues for the three and nine months ended September 30, 2025 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Rooms	$4,009	$5,190	$28,172	$21,800
Food and beverage	3,553	5,929	21,280	24,344
Other	1,796	1,950	11,228	7,624
Total resort revenue	$9,358	$13,069	$60,680	$53,768

Revenue from banquets, golf, retail, and spa services is included in other resort revenue. Resort revenue is recognized as the underlying services or goods are provided, with minimal timing differences between service delivery and payment. Following the September 4, 2025 sale of Sunseeker Resort, there are no advanced deposit liabilities or guest receivables in the Company’s September 30, 2025 balance sheet.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Airline
Flight equipment	$3,574,082	$3,345,458
Computer hardware and software	340,111	320,432
Land and buildings/leasehold improvements	82,520	66,115
Other property and equipment	118,499	115,043
Sunseeker Resort (1)
Land and buildings/leasehold improvements	—	255,201
Other property and equipment	—	34,894
Total property and equipment	4,115,212	4,137,143
Less accumulated depreciation and amortization	(1,142,071)	(1,067,194)
Property and equipment, net	$2,973,141	$3,069,949
(1) On September 4, 2025, the Company completed the sale of Sunseeker Resort and related Aileron Golf Course (Note 11).

As of September 30, 2025, the Company had firm commitments to purchase 34 aircraft.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Fixed-rate debt and finance lease obligations due through 2032	$1,224,501	$1,481,186
Variable-rate debt due through 2037	831,943	585,318
Total long-term debt and finance lease obligations, net of related costs	2,056,444	2,066,504
Less current maturities, net of related costs	270,633	454,769
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,785,811	$1,611,735

Weighted average fixed-interest rate on debt	6.7%	6.5%
Weighted average variable-interest rate on debt	6.3%	6.8%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			September 30, 2025			September 30, 2025	December 31, 2024
Senior secured notes	2027			7.25%			$524,737	$550,000
Consolidated variable interest entities	2028	-	2029	2.92%	-	5.19%	98,372	107,959
Revolving credit facilities	2027	-	2028	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2026	-	2037	1.87%	-	8.25%	1,042,337	765,278
Finance leases	2028	-	2032	4.44%	-	7.02%	409,913	429,896
Sunseeker construction loan	N/A			N/A			—	100,000
Unsecured debt	N/A			N/A			—	130,500
Total debt and finance lease obligations							$2,075,359	$2,083,633
Related costs							(18,915)	(17,129)
Total debt and finance lease obligations, net of related costs							$2,056,444	$2,066,504

Maturities of long term debt as of September 30, 2025, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of September 30, 2025
Remaining in 2025	$154,200
2026	150,813
2027	546,729
2028	179,322
2029	206,623
2030	180,962
Thereafter	637,795
Total debt and finance lease obligations, net of related costs	$2,056,444

Debt Secured by Aircraft and Other Assets

In March 2024, the Company entered into credit agreements under which it was entitled to borrow up to $218.5 million, and which was to be collateralized by new aircraft upon delivery. During the nine months ended September 30, 2025, the Company borrowed the entirety of the $218.5 million available under these agreements, resulting in the facilities being fully drawn. The loans bear interest at a variable rate based on three-month SOFR, and are payable in quarterly installments over a term of 12 years.

In April 2025, the Company entered into a credit agreement with a borrowing capacity of up to $221.3 million to be secured by new aircraft upon delivery. During the nine months ended September 30, 2025, the Company borrowed the entirety of the $221.3 million available under the agreement, resulting in the facility being fully drawn. The borrowing carries a variable interest rate based on three-month SOFR and consists of two tranches maturing in seven and twelve years.

In June 2025, the Company entered into a financing agreement providing for borrowings of up to $149.2 million secured by new aircraft upon delivery. During the three months ended September 30, 2025, the Company borrowed the entirety of the $149.2 million available under the agreement, resulting in the facility being fully drawn. The loan bears interest at a variable rate based on three-month SOFR and matures twelve years from the drawing date.

During the nine months ended September 30, 2025, the Company fully repaid several facilities secured by aircraft and other assets ahead of their originally scheduled maturity dates. The repayments totaled $102.2 million and were originally scheduled to mature between October 2025 and May 2028.

PDP Financing

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. The Company drew a total of $132.6 million on the facility between November 2023 and February 2024. During the nine months ended September 30, 2025, the Company fully repaid the $132.6 million outstanding principal balance. As of September 30, 2025, the facility had undrawn borrowing capacity of $25.1 million.

Senior Secured Debt

During third quarter 2025, the Company completed open market repurchases of a total of $25.3 million of the principal amount of its 7.250% Senior Secured Notes due 2027 (the "Notes") at an aggregate purchase price of $25.7 million.

On September 15, 2025, the Company issued a notice of partial redemption for $120.0 million of the principal amount of the Notes. The redemption was completed on October 15, 2025, at a redemption price equal to 101.8125 percent of the principal amount, plus accrued interest.

The Company classifies debt as current maturities of long-term debt when it has a contractual obligation to repay the debt within one year and intends to repay the debt using current assets (e.g. cash). As a result of the call notice and scheduled redemption, $120.0 million of the Notes were classified as current maturities of long-term debt in the Company's September 30, 2025 balance sheet.

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

Revolving Credit Facility

In March 2021, the Company entered into a revolving credit facility, which, as amended to date, entitled it to borrow up to $100.0 million. In April 2025, the agreement was amended to extend the maturity date to April 2028. The borrowing ability under the facility is based on the value of the aircraft and engines placed into the collateral pool. Amounts drawn under the facility will bear interest at a floating rate based on SOFR. As of September 30, 2025, the facility remained undrawn.

Unsecured Debt

In December 2024, the Company entered into an unsecured credit facility and received proceeds of $130.5 million. The loan matured upon delivery of certain aircraft and was to be repaid using the proceeds from financing associated with those aircraft. During the nine months ended September 30, 2025, the Company repaid the entirety of the $130.5 million outstanding under the facility as the associated aircraft delivered.

Undrawn Revolving Credit and Other Facilities

In aggregate, at September 30, 2025, the Company had $175.0 million available under its revolving credit facilities and $25.1 million available in undrawn aircraft and pre-delivery deposit financing commitments. These amounts include undrawn amounts referenced above.

Note 6 — Income Taxes

The Company recorded an $8.6 million income tax benefit at a 16.5 percent effective tax rate and a $6.7 million income tax benefit at a 15.3 percent effective tax rate for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

The Company recorded a $22.1 million income tax benefit at an effective tax rate of 22.4 percent and a $2.7 million income tax benefit at a 10.3 percent effective tax rate for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes, the impact of permanent tax differences and discrete items. The discrete items primarily relate to the Sunseeker write down.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2025.

Financial instruments measured at fair value on a recurring basis:

	As of September 30, 2025			As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Commercial paper	$85,176	$—	$85,176	$22,689	$—	$22,689
Money market funds	48,309	48,309	—	41,494	41,494	—
Municipal debt securities	12,189	—	12,189	10,299	—	10,299
US Government and agency obligations	12,127	—	12,127	81,535	—	81,535
Corporate debt securities	3,013	—	3,013	4,133	—	4,133
Total cash equivalents	160,814	48,309	112,505	160,150	41,494	118,656
Short-term
Corporate debt securities	281,717	—	281,717	242,313	—	242,313
Commercial paper	253,068	—	253,068	149,807	—	149,807
US Government and agency obligations	65,752	—	65,752	94,295	—	94,295
Certificates of deposit	27,839	—	27,839	7,239	—	7,239
Municipal debt securities	12,119	—	12,119	1,580	—	1,580
Total short-term	640,495	—	640,495	495,234	—	495,234
Long-term
Corporate debt securities	15,076	—	15,076	39,931	—	39,931
US Government and agency obligations	14,355	—	14,355	10,452	—	10,452
Municipal debt securities	5,109	—	5,109	1,342	—	1,342
Total long-term	34,540	—	34,540	51,725	—	51,725
Total financial instruments	$835,849	$48,309	$787,540	$707,109	$41,494	$665,615

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of September 30, 2025		As of December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Non-publicly held debt	$1,665,446	$1,658,344	$1,653,737	$1,667,275	3

Due to the short-term nature, carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net loss	$(43,574)	$(36,789)	$(76,638)	$(24,008)
Less income allocated to participating securities	—	—	—	(618)
Net loss attributable to common stock	$(43,574)	$(36,789)	$(76,638)	$(24,626)
Loss per share, basic	$(2.41)	$(2.05)	$(4.26)	$(1.38)
Weighted-average shares outstanding	18,050	17,913	18,010	17,802
Diluted:
Net loss	$(43,574)	$(36,789)	$(76,638)	$(24,008)
Less income allocated to participating securities	—	—	—	(618)
Net loss attributable to common stock	$(43,574)	$(36,789)	$(76,638)	$(24,626)
Loss per share, diluted	$(2.41)	$(2.05)	$(4.26)	$(1.38)
Weighted-average shares outstanding	18,050	17,913	18,010	17,802
Dilutive effect of restricted stock	—	—	—	—
Adjusted weighted-average shares outstanding under treasury stock method	18,050	17,913	18,010	17,802
Participating securities excluded under two-class method	—	—	—	—
Adjusted weighted-average shares outstanding under two-class method	18,050	17,913	18,010	17,802

Note 9 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

Note 10 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM") and is used to allocate resources and analyze performance. The Company's CODM is the CEO, who assesses segment performance and makes resource allocation decisions using information about each operating segment's operating income and pretax income.

Until the completion of the sale of Sunseeker Resort, Aileron Golf Course, and related assets in September 2025, the CODM reviewed separate financial information and made resource allocation decisions for the Company's two operating segments: Airline and Sunseeker Resort. Subsequent to the sale of Sunseeker Resort, the Company is managed as a single Airline operating segment.

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

Sunseeker Resort Segment

The Company's consolidated financial statements include the operating results of Sunseeker Resort through the completion of the sale of the Resort's assets on September 4, 2025. The Sunseeker Resort segment was operated as a single business unit and included hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, Aileron Golf Course and other Resort amenities.

Segment profit or loss, revenues, significant segment expenses, and other required financial information for each of the Company's operating segments are set forth below:

	Three Months Ended September 30, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$552,574	$9,358	$561,932
OPERATING EXPENSES:
Salaries and benefits	190,491	5,903	196,394
Aircraft fuel	151,254	—	151,254
Station operations	71,390	—	71,390
Depreciation and amortization	58,952	—	58,952
Maintenance and repairs	39,908	—	39,908
Sales and marketing	22,093	947	23,040
Aircraft lease rentals	11,096	—	11,096
Other operating expense(1)	24,684	8,931	33,615
Special charges, net of recoveries	2,907	566	3,473
Total operating expenses	572,775	16,347	589,122
OPERATING LOSS	(20,201)	(6,989)	(27,190)
OTHER (INCOME) EXPENSES:
Interest income	(10,108)	—	(10,108)
Interest expense	34,120	3,996	38,116
Capitalized interest	(3,166)	—	(3,166)
Other non-operating expense	122	—	122
LOSS BEFORE INCOME TAXES	$(41,169)	$(10,985)	$(52,154)

Capital expenditures	$129,278	$—	$129,278

	Three Months Ended September 30, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$549,127	$13,069	$562,196
OPERATING EXPENSES:
Salaries and benefits	183,849	11,477	195,326
Aircraft fuel	148,241	—	148,241
Station operations	70,632	—	70,632
Depreciation and amortization	56,025	7,893	63,918
Maintenance and repairs	30,278	—	30,278
Sales and marketing	23,370	1,499	24,869
Aircraft lease rentals	5,920	—	5,920
Other operating expense(1)	30,187	10,376	40,563
Special charges, net of recoveries	7,651	1,139	8,790
Total operating expenses	556,153	32,384	588,537
OPERATING LOSS	(7,026)	(19,315)	(26,341)
OTHER (INCOME) EXPENSES:
Interest income	(10,071)	—	(10,071)
Interest expense	33,582	5,483	39,065
Capitalized interest	(11,923)	—	(11,923)
Other non-operating expense	30	—	30
LOSS BEFORE INCOME TAXES	$(18,644)	$(24,798)	$(43,442)

Capital expenditures	$40,731	$1,063	$41,794

	Nine Months Ended September 30, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$1,889,710	$60,680	$1,950,390
OPERATING EXPENSES:
Salaries and benefits	614,350	27,585	641,935
Aircraft fuel	483,339	—	483,339
Station operations	220,143	—	220,143
Depreciation and amortization	183,623	7,159	190,782
Maintenance and repairs	111,141	—	111,141
Sales and marketing	70,583	4,390	74,973
Aircraft lease rentals	28,038	—	28,038
Other operating expense(1)	75,790	34,083	109,873
Special charges, net of recoveries	18,894	100,948	119,842
Total operating expenses	1,805,901	174,165	1,980,066
OPERATING INCOME (LOSS)	83,809	(113,485)	(29,676)
OTHER (INCOME) EXPENSES:
Interest income	(32,402)	—	(32,402)
Interest expense	91,190	23,466	114,656
Capitalized interest	(14,216)	—	(14,216)
Other non-operating expense	1,064	—	1,064
INCOME (LOSS) BEFORE INCOME TAXES	$38,173	$(136,951)	$(98,778)

Capital expenditures	$350,131	$1,442	$351,573

	Nine Months Ended September 30, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$1,831,116	$53,768	$1,884,884
OPERATING EXPENSES:
Salaries and benefits	580,775	37,820	618,595
Aircraft fuel	488,388	—	488,388
Station operations	206,898	—	206,898
Depreciation and amortization	173,237	19,885	193,122
Maintenance and repairs	91,286	—	91,286
Sales and marketing	78,166	5,100	83,266
Aircraft lease rentals	17,653	—	17,653
Other operating expense(1)	87,930	33,741	121,671
Special charges, net of recoveries	42,639	(2,637)	40,002
Total operating expenses	1,766,972	93,909	1,860,881
OPERATING INCOME (LOSS)	64,144	(40,141)	24,003
OTHER (INCOME) EXPENSES:
Interest income	(33,441)	—	(33,441)
Interest expense	102,441	16,328	118,769
Capitalized interest	(34,392)	(326)	(34,718)
Other non-operating expense	146	—	146
INCOME (LOSS) BEFORE INCOME TAXES	$29,390	$(56,143)	$(26,753)

Capital expenditures	$201,950	$19,105	$221,055

(1)     Other operating expenses in the Airline segment consist of insurance, crew training and travel, legal expense, gains and losses on the sale of flight equipment, and other general and administrative expenses. Other operating expenses in the Sunseeker segment consist of food and beverage cost of goods sold, contract labor, property tax, insurance, and other general and administrative expenses.

Total assets were as follows as of the dates indicated:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Airline	$4,392,245	$4,116,289
Sunseeker Resort	—	313,564
Consolidated	$4,392,245	$4,429,853

Note 11 — Sale of Sunseeker Resort

The Company classifies assets as held for sale when the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less cost to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on solicited offers or a discounted cash flow model. In subsequent periods, the valuation allowance may be adjusted based on changes in management’s estimate of fair value less cost to sell. Depreciation and amortization of long-lived assets are not recorded during the period in which such assets are classified as held for sale.

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

On July 3, 2025, the Company and its Sunseeker subsidiaries entered into an Agreement of Purchase and Sale with a third-party buyer for the sale of substantially all of the Resort's assets, including the Aileron Golf Course and related property, for a sale price of $200 million, subject to various adjustments.

Upon meeting the held-for-sale criteria in second quarter 2025, the Resort disposal group was measured at its fair value less costs to sell, resulting in a $100.4 million write down charge included in special charges during the three months ended June 30, 2025. Upon classification as held for sale, the Company ceased recording depreciation and amortization expense for long-lived assets of the disposal group.

On September 4, 2025, the Company completed the sale of the Resort and received cash proceeds of $189.9 million after various closing adjustments. An additional $2.9 million loss was recorded in special charges related to adjustments to the final closing settlement, and the assets and liabilities of the disposal group have been derecognized in the Company's September 30, 2025 balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2025 and 2024. Also discussed is our financial position as of September 30, 2025 and December 31, 2024. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2025 Review

Third quarter 2025 highlights include:

•Total consolidated operating revenue of $561.9 million, flat over the prior year
•Airline-only operating CASM, excluding fuel and special charges of 8.47 ¢, down 4.7 percent year-over-year
•$34.0 million in total cobrand credit card remuneration received
•Ended the quarter with 21 million total active Allways Rewards members
•Named Best Airline Credit Card for the seventh consecutive year and Best Frequent Flyer Program for the second consecutive year by USA TODAY's Readers' Choice Awards
•During the third quarter, expanded the network by announcing 12 new nonstop routes and three new cities, Atlantic City, Burbank, and Huntsville

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2025	December 31, 2024
Airbus A320(1)	82	87
Airbus A319(2)	29	34
Boeing 737-8200(3)	10	4
Total	121	125

(1)Includes 23 aircraft under finance lease and 12 aircraft under operating lease as of September 30, 2025. Includes 23 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2024. Excludes one leased aircraft as of September 30, 2025, which has been removed from service as of that date, but has yet to be returned to the lessor.
(2)Includes one aircraft under operating lease as of September 30, 2025 and four aircraft under operating lease as of December 31, 2024. Excludes three leased aircraft as of September 30, 2025, which have been removed from service as of that date, but have yet to be returned to the lessor.
(3)These numbers exclude six Boeing 737-8200 aircraft of which we have taken delivery but which have not been placed in service as of September 30, 2025.

As of September 30, 2025, we are party to forward purchase agreements for 34 aircraft with deliveries expected between 2026 and 2028. The timing of these deliveries is based on management's best estimates.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we identified aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. As of September 30, 2025, 15 airframes had been retired, with nine additional retirements scheduled between February 2026 and December 2026. The accelerated depreciation resulting from the revised estimated useful life of these aircraft is being recorded as a special charge, including $2.9 million recognized in the third quarter of 2025. The engines from these aircraft will be retained for future overhaul cost mitigation and may be sold on an opportunistic basis if we determine the engine has no better economic use in the fleet.

NETWORK

As of September 30, 2025, we were selling 551 routes versus 542 as of the same date in 2024. Network growth in the future will continue to be affected by timing of aircraft deliveries, aircraft in heavy maintenance, airport construction and disruption, trends in domestic, leisure air travel demand and other factors. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 88 and 35, respectively, as of September 30, 2025.

Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands.

TRENDS

Business and Macroeconomic Conditions

Consumer confidence has vacillated during the current year, which along with other macroeconomic and airline industry events, initially contributed to a general decline in consumer spending and, in particular, softened demand for domestic, leisure air travel. Although demand fluctuates, macroeconomic uncertainty persists, driven by factors such as trade policies, tariffs, and the U.S. Government shutdown. These factors have impacted our fares, load factors, and profitability. Our results of operations may continue to be impacted while these conditions persist. We continue to monitor how these factors could impact our business and take steps to mitigate their effect on our business.

Aircraft Fuel

The cost of fuel, including refining costs and applicable crack spreads, remains volatile, influenced by numerous economic and geopolitical factors beyond our control or prediction. Significant increases in fuel costs could materially impact our operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

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

For the three months ended September 30, 2025, we recorded estimated pilot retention bonus accruals of $22.4 million, bringing the total accrual, which is shown in the balance sheet within the accrued liabilities line item, to $215.0 million at September 30, 2025, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Sunseeker Resort

In September 2025, we completed the sale of Sunseeker Resort and received cash proceeds of approximately $189.9 million after various closing adjustments. The sale aligns with our strategic focus on our Airline operations.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

Operating Revenue

	Three Months Ended September 30,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$494,144	$488,989	1.1%
Third party products	39,397	39,423	(0.1)
Fixed fee contracts	18,852	20,559	(8.3)
Resort and other	9,539	13,225	(27.9)
Total operating revenues	$561,932	$562,196	—

Passenger revenue. Passenger revenue increased $5.2 million or 1.1 percent compared to third quarter 2024 driven by a 9.0 percent increase in scheduled service passengers on an 11.0 percent increase in scheduled service departures. The increase in scheduled service passengers was offset by a 7.3 percent decrease in scheduled service total fare. While average base fare declined by 16.3 percent compared to third quarter 2024 due to demand softness in the industry, average ancillary fare remained flat quarter over quarter.

Third party products revenue. Third party products revenue was flat compared to the prior year quarter despite the 9.0 percent increase in scheduled service passengers. An increase in revenue from our travel insurance product was offset by decreases in revenues from hotel room sales on our website and in the marketing component of our co-brand credit card revenue.

Fixed fee contract revenue. Fixed fee contract revenue decreased $1.7 million or 8.3 percent compared to third quarter 2024. This is primarily due to a 4.3 percent decrease in fixed fee departures driven by lower availability of aircraft for fixed fee service due to higher utilization in scheduled service and also by decreases in international vacation and Department of Defense charters.

Resort and other revenue. Resort and other revenues decreased $3.7 million or 27.9 percent, primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately one less month of resort revenue included in third quarter 2025 compared to third quarter 2024.

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

	Three Months Ended September 30,				Percent Change
Airline Unitized costs (in cents)	2025		2024		YoY
Salaries and benefits	3.86	¢	4.08	¢	(5.4)%
Aircraft fuel	3.06		3.29		(7.0)
Station operations	1.45		1.57		(7.6)
Depreciation and amortization	1.19		1.24		(4.0)
Maintenance and repairs	0.81		0.67		20.9
Sales and marketing	0.45		0.52		(13.5)
Aircraft lease rentals	0.22		0.13		69.2
Other	0.49		0.68		(27.9)
Special charges	0.06		0.17		(64.7)
Airline operating CASM	11.59	¢	12.35	¢	(6.2)
Airline operating CASM, excluding fuel	8.53	¢	9.06	¢	(5.8)
Airline operating CASM, excluding fuel and special charges	8.47	¢	8.89	¢	(4.7)

Airline operating CASM, excluding fuel and special charges. Airline operating CASM, excluding fuel and special charges, decreased 4.7 percent to 8.47 ¢ from 8.89 ¢ in third quarter 2025. The primary driver of the CASM-ex decrease was a 9.7 percent increase in ASMs, as we grew into our existing infrastructure. In particular, we achieved the increased capacity with no increase to the average number of aircraft in service and with only a small increase in the number of full-time equivalent employees. A majority of expense line items were lower on a per ASM basis due in part to the increase in capacity.

Salaries and benefits expense. Airline salaries and benefits expense increased $6.6 million or 3.6 percent compared to third quarter 2024. The increase was primarily attributable to increased flight crew wages due to a 10.2 percent increase in total block hours flown compared to third quarter 2024. Additionally, flight crew wages were higher year over year due to an increase in average tenure.

Salaries and benefits expense at Sunseeker Resort decreased $5.6 million or 48.6 percent primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately one less month of expense included in third quarter 2025 compared to third quarter 2024.

Aircraft fuel expense. Aircraft fuel expense increased $3.0 million or 2.0 percent compared to third quarter 2024. The increase was primarily driven by a 6.9 percent increase in fuel gallons consumed on a 9.7 percent increase in available seat miles, which was partially offset by a 4.8 percent decrease in average fuel cost per gallon. Fuel efficiency improved by 2.6 percent compared to the prior year quarter.

Station operations expense. Station operations expense increased 1.1 percent or $0.8 million compared to third quarter 2024. The increase was primarily driven by a 10.4 percent year-over-year increase in total system departures that resulted in a corresponding increase in airport and landing fees, ground handling, and certain other stations-related expenses. These increases were largely offset by a reduction in passenger compensation resulting from fewer irregular operations events compared to the prior year quarter, which included disruptions related to the CrowdStrike outage in July 2024.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $2.9 million or 5.2 percent compared to third quarter 2024. This increase was primarily attributable to the addition of 10 new aircraft from our 737 MAX order, which were placed into service over the past year. This increase was partially offset by decreases in depreciation and heavy maintenance amortization resulting from the retirement of seven Airbus airframes since third quarter 2024.

Maintenance and repairs expense. Maintenance and repairs expense increased $9.6 million or 31.8 percent compared to third quarter 2024, primarily due to a higher volume of certain rotable part repairs during third quarter 2025. Maintenance and repairs expense was also impacted by tariffs and repairs to aircraft to be returned from operating lease. The remaining increases in maintenance and repairs expense were consistent with the 9.7 percent increase in capacity.

Sales and marketing expense. Airline sales and marketing expense decreased $1.3 million or 5.5 percent compared to third quarter 2024 primarily due to a decrease in sponsorship related expenses.

Sunseeker Resort sales and marketing expense decreased $0.6 million or 36.8 percent primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately one less month of expense in third quarter 2025 compared to third quarter 2024.

Aircraft lease rentals. Aircraft lease rental expense increased $5.2 million compared to third quarter 2024. The increase is attributable to estimated lease return costs we began to accrue in second quarter 2025 for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Other operating expense. Airline other operating expenses decreased by $5.5 million or 18.2 percent partially due to gains on the sale of land and flight equipment during third quarter 2025, which resulted in a larger offset to other operating expenses compared to the prior year quarter. Additionally, there were decreases in various other operating expense items, such as corporate and crew travel, administrative services, insurance costs, rent and property taxes as we continue to focus on managing costs.

Sunseeker Resort other operating expenses decreased $1.4 million or 13.9 percent primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately one less month of expense in third quarter 2025 compared to third quarter 2024.

Special charges. In third quarter 2025, the Airline recorded $2.9 million in special charges related to accelerated depreciation on airframes identified for early retirement.

Sunseeker Resort recorded $0.6 million in special charges during third quarter 2025. These charges primarily reflect $2.9 million in asset write-downs and transaction-related adjustments associated with the sale of the Resort. The impact of these charges was largely offset by final insurance recoveries related to previous weather and associated events.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased $7.8 million or 45.5 percent, compared to third quarter 2024. The increase was primarily driven by an $8.8 million decrease in capitalized interest as 15 aircraft from our 737 MAX order have been delivered since September 30, 2024, and the interest expense on debt to acquire those aircraft is no longer capitalized.

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Operating Revenue

	Nine Months Ended September 30,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$1,728,802	$1,663,423	3.9%
Third party products	108,249	109,924	(1.5)
Fixed fee contracts	52,123	57,119	(8.7)
Resort and other	61,216	54,418	12.5
Total operating revenues	$1,950,390	$1,884,884	3.5

Passenger revenue. Passenger revenue increased $65.4 million or 3.9 percent compared to the nine months ended September 30, 2024, driven by a 9.6 percent increase in scheduled service passengers on a 13.7 percent increase in scheduled service departures. The increase in scheduled service passengers was offset by a 5.5 percent decrease in scheduled service total fare, which largely resulted from a 13.8 percent decline in average base fare due to demand softness in the industry. This decrease was partially offset by a 3.0 percent increase in average fare for air-related charges. Over the last year, revenues for air-related charges have been bolstered by sales of our Allegiant Extra product. Since September 30, 2024, we have configured an additional 44 aircraft with the extra legroom seating for our Allegiant Extra offering, bringing the total number to 83 aircraft as of September 30, 2025. The restoration of functionality around our third bundled product offering, which began in late 2024, has also contributed to ancillary revenue gains over the last year.

Third party products revenue. Third party products revenue decreased $1.7 million or 1.5 percent compared to the nine months ended September 30, 2024 despite the 9.6 percent increase in scheduled service passengers. The decrease is primarily driven by a $6.0 million decrease in the marketing component of co-brand revenue as certain bonus compensation was phased out in late 2024. The decrease was partially offset by a $2.9 million increase in revenue from our travel insurance product, which was implemented during first quarter 2024.

Fixed fee contract revenue. Fixed fee contract revenue decreased $5.0 million or 8.7 percent compared to the nine months ended September 30, 2024. This was primarily due to a 5.7 percent decrease in fixed fee departures driven by lower availability of aircraft for fixed fee service due to higher utilization in scheduled service and also by decreases in international vacation, Department of Defense and sports charters.

Resort and other revenue. Resort revenues increased $6.9 million or 12.9 percent compared to the nine months ended September 30, 2024, despite having one less month of revenue in 2025 due to the sale of the Resort on September 4, 2025. The increased revenue was primarily driven by increased occupancy which was partially offset by a reduction in the average daily rate.
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

	Nine Months Ended September 30,				Percent Change
Airline Unitized costs (in cents)	2025		2024		YoY
Salaries and benefits	3.79	¢	4.07	¢	(6.9)%
Aircraft fuel	2.99		3.42		(12.6)
Station operations	1.36		1.45		(6.2)
Depreciation and amortization	1.13		1.21		(6.6)
Maintenance and repairs	0.69		0.64		7.8
Sales and marketing	0.44		0.55		(20.0)
Aircraft lease rentals	0.17		0.12		41.7
Other	0.47		0.61		(23.0)
Special charges	0.12		0.30		(60.0)
Airline operating CASM	11.16	¢	12.37	¢	(9.8)
Airline operating CASM, excluding fuel	8.17	¢	8.95	¢	(8.7)
Airline operating CASM, excluding fuel and special charges	8.05	¢	8.65	¢	(6.9)

Airline operating CASM, excluding fuel and special charges. Airline operating CASM, excluding fuel and special charges decreased by 6.9 percent to 8.05 ¢ for the nine months ended September 30, 2025 compared to 8.65 ¢ for the same period in 2024. The primary driver of the CASM-ex decrease was a 13.3 percent increase in ASMs as we grew into our existing infrastructure. In particular, we achieved the increased capacity with the same average number of aircraft in service and only a small increase in the number of full-time equivalent employees. A majority of expense line items were lower on a per ASM basis due in part to the increase in capacity.

Salaries and benefits expense. Airline salaries and benefits expense increased $33.6 million or 5.8 percent year over year. The increase was primarily attributable to an increase in flight crew wages due to a 14.4 percent increase in total block hours flown. Additionally, average flight crew wages increased due to an increase in average tenure, and there were further increases for our flight attendant group due to a pay band increase associated with the collective bargaining agreement that took effect in April 2024.

Salaries and benefits expense at Sunseeker Resort decreased $10.2 million or 27.1 percent compared to the nine months ended September 30, 2024. This is due to a decrease in average full-time equivalent employees, as certain functions were outsourced and staffing levels were strategically adjusted to align with operational needs. Furthermore, there was approximately one less month of expense for the nine months ended September 30, 2025 due to the sale of Sunseeker Resort on September 4, 2025.

Aircraft fuel expense. Aircraft fuel expense decreased $5.0 million, or 1.0 percent, compared to the nine months ended September 30, 2024. The decrease was primarily driven by an 11.2 percent decrease in average cost per gallon. The decrease in fuel cost was substantially offset by an 11.4 percent increase in gallons consumed on a 13.3 percent increase in total ASMs. Fuel efficiency increased 1.7 percent year over year.

Station operations expense. Station operations expense increased $13.2 million or 6.4 percent compared to the nine months ended September 30, 2024. The increase was primarily driven by a 13.3 percent year-over-year increase in total system departures that resulted in a corresponding rise in airport and landing fees, ground handling, and other stations-related expenses. The increase in costs was partially offset by a reduction in passenger compensation resulting from fewer irregular operations events compared to the prior year, which included disruptions related to the CrowdStrike outage in July 2024.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $10.4 million or 6.0 percent compared to the nine months ended September 30, 2024. This increase was primarily attributable to the addition of 10 new aircraft from our 737 MAX order, which were placed into service over the past year. Additionally, there was an increase in software amortization resulting from the airline's implementation of new enterprise resource planning systems throughout 2024.

Sunseeker Resort depreciation and amortization decreased by $12.7 million or 64.0 percent compared to the nine months ended September 30, 2024. The Company ceased depreciating the Resort's assets upon meeting held-for-sale classification criteria in June 2025. In addition, depreciation expense recorded during the first half of 2025 was lower than the same period in 2024 as a result of an impairment charge recorded in fourth quarter 2024 which reduced the carrying amount of Resort assets.

Maintenance and repairs expense. Maintenance and repairs expense increased $19.9 million or 21.8 percent compared to the nine months ended September 30, 2024. The increase was driven in part by a higher volume of certain rotable part repairs. The remaining increases in maintenance and repairs expense were consistent with the 13.3 percent increase in capacity.

Sales and marketing expense. Airline sales and marketing expense decreased $7.6 million or 9.7 percent, primarily driven by a decrease in sponsorship expenses, and a decrease in credit card processing fees. Notably, credit card processing fees decreased year over year, despite an increase in passenger revenue, as processing fee rates have been trending down. We have made strategic efforts throughout the year to manage card processing fees, including adding PayPal as a payment option for our customers, and discontinuing the use of certain high-fee credit card processors for our buy-on-board transactions.

Sunseeker Resort sales and marketing expense decreased $0.7 million or 13.9 percent primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately one less month of expense included in the nine months ended September 30, 2025 compared to the same period in 2024.

Aircraft lease rentals. Aircraft lease rental expense increased $10.4 million compared to the nine months ended September 30, 2024. The increase is attributable to estimated lease return costs we began to accrue in second quarter 2025 for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Other operating expense. Airline other operating expense decreased $12.1 million or 13.8 percent partially due to gains on the sale of land and flight equipment during the nine months ended September 30, 2025, which resulted in a larger offset to other operating expenses compared to the same period in 2024. Additionally, there were decreases in various other operating expense items, such as corporate and crew travel, legal expense, and administrative services, as we continue to focus on managing costs.

Special charges. During the nine months ended September 30, 2025, we recorded $119.8 million of special charges.

The Airline recorded $18.9 million in special charges, of which $12.1 million relates to corporate restructuring charges recorded in second quarter 2025. The restructuring efforts were taken in response to softer air travel demand due to heightened macroeconomic uncertainty and include voluntary separations of corporate and operational personnel, termination of certain marketing agreements, and abandonment of certain IT assets no longer being used. Airline special charges for the nine months ended September 30, 2025 also included $6.8 million for accelerated depreciation on airframes identified for early retirement.

We recorded special charges totaling $105.1 million related to the sale of Sunseeker Report, which were partially offset by $4.2 million of insurance recoveries received in connection with weather and related events. Refer to Note 2 and Note 11 to our consolidated financial statements (unaudited) in this Form 10-Q for additional details on special charges.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased by $17.4 million, or 34.4 percent, compared to the nine months ended September 30, 2024. The increase was driven by a $20.5 million decrease in capitalized interest as 15 aircraft from our 737 MAX order have been delivered since September 30, 2024 and the interest expense on debt to acquire those aircraft is no longer capitalized. In addition, we recognized a total of $4.5 million of losses on debt extinguishment related to the early repayment of various debt instruments during 2025, including $3.4 million related to the repayment of the Sunseeker construction loan, which are included within interest expense. The increase was partially offset by an $8.6 million, or 7.3 percent, decrease in interest expense as a result of a lower average outstanding debt balance year over year.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the three-month periods indicated:

	Three Months Ended September 30,			Percent Change (1)
	2025	2024		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,629,834	4,256,249		8.8%
Available seat miles (ASMs) (thousands)	4,939,441	4,501,532		9.7
Airline operating expense per ASM (CASM) (cents)	11.59 ¢	12.35	¢	(6.2)
Fuel expense per ASM (cents)	3.06 ¢	3.29	¢	(7.0)
Airline special charges per ASM (cents)	0.06 ¢	0.17	¢	(64.7)
Airline operating CASM, excluding fuel and special charges (cents)	8.47 ¢	8.89	¢	(4.7)
Departures	32,991	29,884		10.4
Block hours	75,466	68,453		10.2
Average stage length (miles)	850	856		(0.7)
Average number of operating aircraft during period	123.7	124.1		(0.3)
Average block hours per aircraft per day	6.6	6.0		10.0
Full-time equivalent employees at end of period	5,871	5,827		0.8
Fuel gallons consumed (thousands)	59,015	55,190		6.9
ASMs per gallon of fuel	83.7	81.6		2.6
Average fuel cost per gallon	$2.56	$2.69		(4.8)

Scheduled service statistics:
Passengers	4,572,081	4,195,572		9.0
Revenue passenger miles (RPMs) (thousands)	4,022,761	3,701,747		8.7
Available seat miles (ASMs) (thousands)	4,769,245	4,326,870		10.2
Load factor	84.3%	85.6%		(1.3)
Departures	31,656	28,519		11.0
Block hours	72,726	65,656		10.8
Average seats per departure	175.6	175.9		(0.2)
Yield (cents) (2)	4.94 ¢	5.88	¢	(16.0)
Total passenger revenue per ASM (TRASM) (cents)(3)	11.19 ¢	12.21	¢	(8.4)
Average fare - scheduled service(4)	$43.44	$51.92		(16.3)
Average fare - air-related charges(4)	$64.64	$64.63		—
Average fare - third party products	$8.62	$9.40		(8.3)
Average fare - total	$116.70	$125.95		(7.3)
Average stage length (miles)	856	863		(0.8)
Fuel gallons consumed (thousands)	56,952	52,993		7.5
Average fuel cost per gallon	$2.55	$2.68		(4.9)
Percent of sales via website and mobile app during period	92.2%	92.4%		(0.2)
Other data:
Rental car days sold	318,678	322,076		(1.1)
Hotel room nights sold	25,796	45,620		(43.5)
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
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

The following tables set forth our airline operating statistics for the nine-month periods indicated:

	Nine Months Ended September 30,		Percent Change (1)
	2025	2024	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	14,208,165	12,982,957	9.4%
Available seat miles (ASMs) (thousands)	16,190,434	14,286,712	13.3
Airline operating expense per ASM (CASM) (cents)	11.16 ¢	12.37 ¢	(9.8)
Fuel expense per ASM (cents)	2.99 ¢	3.42 ¢	(12.6)
Airline special charges per ASM (cents)	0.12 ¢	0.30 ¢	(60.0)
Airline operating CASM, excluding fuel and special charges (cents)	8.05 ¢	8.65 ¢	(6.9)
Departures	103,540	91,361	13.3
Block hours	248,086	216,844	14.4
Average stage length (miles)	891	886	0.6
Average number of operating aircraft during period	125.1	125.1	—
Average block hours per aircraft per day	7.3	6.3	15.9
Full-time equivalent employees at end of period	5,871	5,827	0.8
Fuel gallons consumed (thousands)	191,103	171,556	11.4
ASMs per gallon of fuel	84.7	83.3	1.7
Average fuel cost per gallon	$2.53	$2.85	(11.2)

Scheduled service statistics:
Passengers	14,070,680		12,837,860		9.6
Revenue passenger miles (RPMs) (thousands)	12,904,411		11,693,844		10.4
Available seat miles (ASMs) (thousands)	15,703,477		13,811,809		13.7
Load factor	82.2%		84.7%		(2.5)
Departures	99,845		87,824		13.7
Block hours	240,120		209,219		14.8
Average seats per departure	175.2		176.4		(0.7)
Yield (cents) (2)	5.93	¢	6.93	¢	(14.4)
Total passenger revenue per ASM (TRASM) (cents)(3)	11.70	¢	12.84	¢	(8.9)
Average fare - scheduled service(4)	$54.38		$63.10		(13.8)
Average fare - air-related charges(4)	$68.49		$66.47		3.0
Average fare - third party products	$7.69		$8.56		(10.2)
Average fare - total	$130.56		$138.13		(5.5)
Average stage length (miles)	896		891		0.6
Fuel gallons consumed (thousands)	185,197		165,728		11.7
Average fuel cost per gallon	$2.53		$2.85		(11.2)
Percent of sales via website and mobile app during period	92.4%		94.0%		(1.6)
Other data:
Rental car days sold	1,059,744		1,051,425		0.8
Hotel room nights sold	103,274		168,751		(38.8)
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $991.3 million as of September 30, 2025, from $832.9 million at December 31, 2024. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of September 30, 2025, we had $175.0 million of undrawn capacity under revolving credit facilities and $25.1 million in undrawn borrowing capacity under aircraft financing facilities.

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

Our share repurchase authority at September 30, 2025 is $64.7 million. During the first quarter of 2025, we made $11.0 million of open market share repurchases. We did not repurchase any shares on the open market during the second and third quarters of 2025. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

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

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, remained stable at $2.08 billion as of December 31, 2024 and September 30, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) totaled $1.07 billion as of September 30, 2025, representing a reduction of $168.5 million compared to December 31, 2024.

During the nine months ended September 30, 2025, we borrowed $638.9 million of which $589.0 million was secured by aircraft and aircraft related assets. In the same period, we also repaid $647.2 million in principal, including prepayments of $360.9 million of the principal amount of facilities secured by aircraft and aircraft-related assets, including PDP financing, a $100.0 million prepayment of the remaining principal balance of our Sunseeker construction loan, and repurchases of $25.3 million of the principal amount of our Senior Secured Notes. In October 2025, we voluntarily redeemed an additional $120.0 million of our Senior Secured Notes pursuant to a call notice we issued in September 2025.

As of September 30, 2025, approximately 59.4 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities

During the nine months ended September 30, 2025, and 2024, we generated cash flows from operations of $277.6 million and $254.1 million respectively.

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

Salaries and Benefits. Salaries and benefits expense represents our single largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period that they are incurred with the exception of our pilot retention bonus, which will be paid to all pilots after ratification of a new collective bargaining agreement. At September 30, 2025 and December 31, 2024, we have recorded, within the accrued liabilities line item in our balance sheet, approximately $215.0 million and $146.1 million, respectively, in relation to the pilot retention bonus, including related payroll taxes.

Fuel. Fuel expense is our second largest expense. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During the nine months ended September 30, 2025, we increased our year over year flying capacity by 13.3 percent, which led to an 11.4 percent increase in fuel gallons consumed but a $5.0 million decrease in fuel expense due to lower per gallon fuel cost.

Investing Activities

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During the nine months ended September 30, 2025, we had $117.8 million of net investment purchases (net cash outflows) compared to $202.7 million of net investment maturities (net cash inflows) during the same period in 2024.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2025 and 2024 were $334.1 million and $274.9 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During the nine months ended September 30, 2025, we took delivery of 12 aircraft, and as of September 30, 2025, we have firm commitments to purchase 34 more aircraft.

Proceeds from Sale of Assets. During the nine months ended September 30, 2025, we received $189.9 million in proceeds from the sale of Sunseeker Resort, which was completed on September 4, 2025.

Financing Activities

Long-Term Debt and Finance Leases. During the nine months ended September 30, 2025 and 2024, we received proceeds of $638.9 million and $94.0 million, respectively, from issuances of new debt, driven by our aircraft acquisition activity. In the same periods, we made principal payments totaling $647.2 million and $170.6 million, respectively, on long term debt and finance lease obligations. We had heightened debt repayment activity in 2025 due to prepayment of the Sunseeker construction loan, re-financing of our pre-delivery deposit loans upon aircraft delivery, and prepayments of other aircraft secured debt.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of, and production limits on, Boeing on our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to implement an alliance with VivaAerobus and to otherwise prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the possible loss of key personnel, economic and other conditions in markets in which we operate, increases in maintenance costs and the availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social, and governance efforts.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We classify assets as held for sale when the asset or asset group meets all of the accounting requirements to be classified as held for sale. Assets held for sale and any related liabilities are presented as single asset and liability amounts on the balance sheet with a valuation allowance, if necessary, to reduce the carrying amount of the net assets to the lower of carrying amount or estimated fair value less cost to sell. Estimates are required to determine the fair value and the related disposal costs. The estimated fair value is generally based on solicited offers or a discounted cash flow model.

During second quarter 2025, we determined that Sunseeker Resort met all of the held for sale accounting criteria. In estimating the fair value of Sunseeker Resort, we relied on an agreed-upon transaction price as the best indicator of the Resort's fair value. The sale of the Resort was completed on September 4, 2025, and we recorded an additional $2.9 million loss to reflect final purchase price adjustments.

There were no other material changes to our critical accounting estimates during the nine months ended September 30, 2025. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2024 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2025 represented 24.4 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the nine months ended September 30, 2025, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $47.9 million. We do not hedge fuel price risk.

Interest Rates

As of September 30, 2025, we had $843.4 million of variable-rate debt, including current maturities, and without reduction for $11.4 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $5.4 million for the nine months ended September 30, 2025.

Item 4. Controls and Procedures

As of September 30, 2025, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during third quarter 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
July	92	$59.89	None
August	7,115	$48.48	None
September	18,445	$61.80	None
Total	25,652	$58.09	—	$64,694

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of Allegiant Travel Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-134145 filed with the Commission on July 6, 2006).
3.2	Bylaws of Allegiant Travel Company as amended on July 23, 2024. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the Commission on July 25, 2024).
10.1
Agreement of Purchase and Sale dated as of July 3, 2025, by and among the Company and certain subsidiaries of the Company, as Seller, and Sunseeker Resort Owner LLC, Sunseeker Golf Owner LLC, Sunseeker Expansion Owner I LLC and Sunseeker Expansion Owner II LLC, as Buyer.

10.2	Closing Agreement dated as of September 4, 2025, by and among the parties to the Agreement of Purchase and Sale referenced in Item 10.1 above.
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 6, 2025	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer