Form 10-K
period 2025-12-31
Allegiant Travel CO
filed 2026-02-26
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2025

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of common equity held by non-affiliates of the registrant was approximately $860.7 million computed by reference to the closing sale price of the common stock on the Nasdaq Global Select Market on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of the close of business on February 20, 2026 was 18,452,294.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting to be held on June 25, 2026, and to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report on Form 10-K.

EXHIBIT INDEX IS LOCATED ON PAGE 96.

Allegiant Travel Company
Form 10-K
For the Year Ended December 31, 2025

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report on Form 10-K, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the announced acquisition of Sun Country Airlines, future expenses, revenues, earnings, available seat mile (ASM) growth, fuel cost and consumption, expected capital expenditures, number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, timing of aircraft deliveries and retirements, number of possible future markets that may be served, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, regulatory reviews of, and production limits on, Boeing impacting our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed in connection with our fleet and network, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to prepare to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of the possible loss of key personnel, economic and other conditions in markets in which we operate, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results, the perceived acceptability of our environmental, social and governance efforts, the occurrence of any event, change or other circumstance that could give rise to the right of one or both of Allegiant or Sun Country to terminate the definitive merger agreement for the proposed acquisition of Sun Country; the risk that potential legal proceedings may be instituted against Allegiant or Sun Country and result in significant costs of defense, indemnification or liability; the possibility that the proposed acquisition of Sun Country does not close when expected or at all because required stockholder approvals, required regulatory approvals or other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such regulatory approvals may result in the imposition of conditions that could adversely affect us or the expected benefits of the proposed transaction); the risk that we will not realize expected benefits, cost savings, accretion, synergies and/or growth from the proposed acquisition of Sun Country or that any of the foregoing may take longer to realize or be more costly to achieve than expected; disruption to the parties' businesses as a result of the announcement and pendency of the proposed acquisition of Sun Country; the costs associated with the anticipated length of time of the pendency of the proposed acquisition of Sun Country, including the restrictions contained in the definitive merger agreement on the ability of each of Sun Country and Allegiant to operate their respective businesses outside the ordinary course consistent with past practice during the pendency of the proposed acquisition of Sun Country; the diversion of Allegiant's and Sun Country's respective management teams' attention and time from ongoing business operations and opportunities on acquisition-related matters; the risk that the integration of Sun Country's operations will be materially delayed or will be more costly or difficult than expected or that we are otherwise unable to successfully integrate Sun Country's businesses into our businesses; the possibility that the proposed acquisition of Sun Country may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of our or Sun Country's customers, suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the proposed acquisition of Sun Country; and the dilution caused by our issuance of additional shares of our common stock in connection with the consummation of the proposed acquisition of Sun Country.

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

Below is a brief description of the travel services and products we provide to our airline customers:

Scheduled service air transportation. We provide scheduled air transportation on limited-frequency, nonstop flights predominantly between under-served cities and popular leisure destinations. As of February 1, 2026, we were selling travel on 578 routes to 126 cities. Of these routes, 433 of them are unique city pairs which do not have any current nonstop competition with other airlines. As of February 1, 2026, our operating fleet consisted of 16 Boeing 737 series aircraft and 106 Airbus A320 series aircraft. In this document, references to "Airbus A320 series aircraft" are intended to describe both Airbus A319 and A320 aircraft.

Ancillary air-related products and services. We provide unbundled air-related services and products in conjunction with air transportation for an additional cost to customers. These optional air-related services and products include larger seats, baggage fees, advance seat assignments, our own travel protection product, change fees, use of our call center for purchases, priority boarding, a customer convenience fee, food and beverage purchases on board, and other air-related services. We also offer certain bundles of air-ancillary products where customers can choose popular combinations of these products at a discounted price to the combined individual prices. The revenue from ancillary air-related products and services is reflected in the passenger revenue income statement line item, along with scheduled service air transportation revenue and travel point redemptions from our co-brand Allegiant credit card and our non-card loyalty program.

Third party products and services. We offer third party travel products such as hotel rooms, rental cars, and travel insurance from a third party insurer for sale to our passengers. The marketing component of revenue related to our co-brand Allegiant credit card is also included in this category.

Fixed fee contract air transportation. We provide air transportation through fixed fee agreements and charter service on a year-round and ad hoc basis.

Proposed Acquisition of Sun Country Airlines

On January 11, 2026, we announced that we plan to acquire Sun Country Airlines Holdings, Inc. (“Sun Country”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each existing share of Sun Country common stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of our common stock.

The Merger Agreement provides that, immediately following the effective date of the proposed acquisition of Sun Country, we will increase the size of our board of directors by three members, which will be comprised of three directors designated by Sun Country, one of whom will be Jude Bricker, the president and chief executive officer of Sun Country, and two of whom will be current members of Sun Country’s board of directors who are reasonably acceptable to our nominating and governance committee.

Completion of the proposed acquisition of Sun Country is subject to the satisfaction or waiver of certain closing conditions, including, among other things that (1) our stockholders approve the issuance of shares of our common stock pursuant to the Merger Agreement, and the Sun Country stockholders approve the Merger Agreement, (2) the waiting period applicable to the closing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (and any customary timing agreement with any governmental entity to toll, stay or extend such waiting period, or to delay or not to consummate the mergers) will have expired or been terminated, (3) all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders and authorizations required to be obtained from, or delivered to, as applicable, the U.S. Federal Aviation Administration (“FAA”), the U.S. Department of Transportation (“DOT”) and the U.S. Department of Homeland Security (“DHS”), including the Transportation Security Administration ("TSA"), in connection with the closing will have been obtained or delivered, as applicable, (4) there will be no law in effect, whether preliminary, temporary or permanent, which makes the proposed transaction illegal or prohibits or otherwise prevents the closing, (5) the registration statement to be filed by us with the Securities and Exchange Commission (the “SEC”) pursuant to the Merger Agreement, will have become effective in accordance with the provisions of the Securities Act of 1933, as amended, and no stop order suspending the effectiveness of the registration statement will have been issued by the SEC and remain in effect and no proceeding to that effect will have been commenced or threatened unless subsequently withdrawn; and (6) the shares of our common stock to be issued in the proposed acquisition of Sun Country will have been authorized and approved for listing on Nasdaq.

We and Sun Country each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement, including, among others, covenants regarding the conduct of our respective businesses during the pendency of the transactions contemplated by the Merger Agreement.

In addition, we and Sun Country have agreed, among other things, that we will not (1) solicit alternative transactions, (2) participate in or facilitate any discussions or negotiations relating to alternative transactions, (3) furnish any non-public information in connection with alternative transactions or (4) enter into any agreement relating to alternative transactions, except under limited circumstances described in the Merger Agreement. However, in certain circumstances, we or Sun Country may terminate the Merger Agreement to enter into a definitive agreement for a superior proposal as specified in the Merger Agreement.

The Merger Agreement contains certain customary termination rights for us and Sun Country, including, without limitation, a right for either party to terminate if the proposed acquisition of Sun Country is not consummated on or before January 11, 2027, subject to certain extensions if needed to obtain required regulatory approvals, or if a required stockholder approval is not obtained. If the Merger Agreement is terminated under certain circumstances relating to a change of recommendation by our board or by our entry into a definitive agreement for a superior proposal, we will be required to pay Sun Country a termination fee of $52,230,000. Conversely, if the Merger Agreement is terminated under certain circumstances relating to a change of recommendation by the Sun Country board or by Sun Country’s entry into a definitive agreement for a superior proposal, Sun Country will be required to pay us a termination fee of $33,020,000. In addition, we will be required to pay Sun Country a termination fee of $30,000,000 if the Merger Agreement is terminated under certain circumstances relating to the failure of the parties to obtain the expiration or termination of the waiting period under the HSR Act (“HSR Clearance”), or if there is a final, non-appealable law or order prohibiting the consummation of the transactions relating to HSR Clearance.

If the Merger Agreement is terminated under certain circumstances in which a required stockholder approval is not obtained, either party may be required to reimburse the other party’s expenses up to $11,000,000. The Merger Agreement also provides the methodology by which certain expenses will be borne.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to full text of the Merger Agreement, which has previously been filed with the SEC.

Allegiant ONE

We continue to sharpen our focus on our strength - our unique airline and seeking to return to historical margins. We fly so the one person who couldn't travel, could. Our vision is to be the leading airline in the communities we serve, offering reliable, nonstop travel at an unbeatable value. We have coined our Company strategy as "Allegiant ONE" which currently includes the following Company goals:
•maintaining our foundation of providing affordably accessible all-nonstop air travel while refining and strengthening our air travel product
•expanding our already broad domestic network as we have identified more than 1,400 incremental routes of which more than 75 percent currently have no nonstop service
•earning the right to grow by seeking to restore historical margins and strengthening our balance sheet
•taking advantage of the foundational technology we now have in place to leverage and embrace advancing technology (such as AI) to offer increased value to our customers and be able to scale more productively
•increasing peak period service to 1,000 daily departures over time as we earn the right to grow
•achieving at least 15 percent of new revenue from sources other than capacity growth
•seeking to offer (subject to government approval) transborder international scheduled service
•utilizing our customer data to offer personalized and more attractive product offerings
•transforming our eCommerce strategy to create a frictionless experience for our customers and drive increased air ancillary and third party products revenue generation
•expanding our award-winning co-brand credit card program and our non-card loyalty program
•revisiting our marketing strategy to be more surgical and measured

In our pursuit of Allegiant ONE, on January 11, 2026, we entered into an agreement to acquire Sun Country Airlines Holdings, Inc. ("Sun Country"), subject to shareholder approval and required regulatory review. The proposed transaction is anticipated to close in the second half of 2026. We expect this combination to support our Allegiant ONE objectives by broadening our network and improving our ability to flex capacity in response to market and demand conditions. We believe Sun Country's route network and operations are complementary to ours and will support our ability to expand year-round scheduled service, charter, and cargo capabilities while offering customers more destinations and more frequent service. We believe the combined organization will support long-term strategy growth and investment, consistent with our commitment to providing affordable leisure travel and creating long-term value for our shareholders.

Also in pursuit of Allegiant ONE, and consistent with our strategy to focus on the airline as our core business, we completed the sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") on September 4, 2025.

Our principal executive offices are located at 1201 N. Town Center Drive, Las Vegas, Nevada 89144. Our telephone number is (702) 851-7300. Our website address is allegiantair.com. We have not incorporated by reference into this annual report the information on our website and investors should not consider it to be a part of this document. Our website address is included in this document for reference only. Our annual report, quarterly reports, current reports and amendments to those reports are made available free of charge through the investor relations section on our website as soon as reasonably practicable after electronically filed with or furnished to the SEC.

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

	Traditional Airline Approach	Allegiant Approach
Customer Base:	Business and leisure	Leisure
Network:	Primarily large and mid-sized markets	Almost all routes serve small/medium-sized under-served markets
Flight Connections:	Nonstop or connect through hubs	All nonstop
Competition:	High	Low
Schedule:	Uniform throughout the week	Low frequency/variable capacity
Distribution:	Sell through various intermediaries	Sell directly to travelers
Fare Strategy:	High base fares/low ancillary revenue	Low base fares/high ancillary revenue

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
We have established a broad route network with a national footprint. As of February 1, 2026, we serve 539 active routes between 88 origination cities and 33 leisure destinations in 42 states. As of that date, we have announced 39 new routes scheduled to begin service in 2026. In most of these cities, we provide service to more than one of our leisure destinations which are offered either on a year-round or seasonal basis. Our vast network footprint, coupled with our low frequency scheduling, provides us with a diversified, resilient network. We operate to more cities than any non-legacy U.S. carrier and with 75 percent of our routes not having nonstop competition. This makes us an important travel option for a large cross section of the country and protects us against overexposure to any one geographic location. Our 22 bases spread throughout the country provide us the flexibility to redeploy capacity to best match demand trends around the country.

The geographic diversity of our route network protects us from regional variations in the economy and helps insulate us from competitive actions, as it would be difficult for a competitor to materially impact our business by targeting one city or region. Our widespread route network also contributes to the continued growth of our customer base. The below map illustrates our route network as of February 1, 2026, including service announcements as of that date. The orange dots represent leisure destinations and the blue dots represent origination cities.

Bellingham
Spokane
Kalispell
PORTLAND
Pasco
Eugene
Missoula
Great Falls
Minot
Grand Forks
Medford
Bozeman
Billings
Bismarck
Fargo
Boise
Idaho Falls
Rapid City
St. Cloud
Sioux Falls
SAN FRANCISCO / OAKLAND
Stockton
Provo
Grand Island
Monterey
Fresno
DENVER
Omaha
Des Moines
Cedar Rapids
LAS VEGAS
Colorado Springs
Kansas City
Santa Maria
BURBANK / HOLLYWOOD
Wichita
SANTA ANA / ORANGE COUNTY
PALM SPRINGS
PHOENIX
PHOENIX / MESA
Oklahoma City
Tulsa
Springfield
Northwest Arkansas
Columbia
Belleville
Little Rock
Memphis
Shreveport
AUSTIN
HOUSTON
Laredo
McAllen
NEW ORLEANS
GULF SHORES / ORANGE BEACH
DESTIN / FT. WALTON BEACH
Traverse City
Appleton
La Crosse
Grand Rapids
Flint
Rockford
CHICAGO
Moline
Peoria
Bloomington
Springfield
South Bend
Fort Wayne
Indianapolis
Toledo
Akron -Canton
Cincinnati
Columbus
Dayton
Louisville
Evansville
Huntington
Lexington
Tri-Cities
Knoxville
NASHVILLE
Chattanooga
Huntsville
ASHEVILLE
Greenville / Spartanburg
Columbia
Concord
Greensboro
Roanoke
Clarksburg
Richmond
Pittsburgh
Harrisburg
Hagerstown
Washington D.C. / Dulles
Allentown
Trenton
Philadelphia
Atlantic City
NEW YORK CITY
Newburgh
Elmira
Niagara Falls
Rochester
Syracuse
Albany
Plattsburgh
Bangor
Portsmouth
BOSTON
Providence
MYRTLE BEACH
CHARLESTON
SAVANNAH / HILTON HEAD
JACKSONVILLE
ORLANDO / SANFORD
ORLANDO
MELBOURNE / COCOA BEACH
TAMPA / ST. PETE
WEST PALM BEACH
SARASOTA / BRADENTON
PUNTA GORDA / FORT MYERS
FORT MYERS
FORT LAUDERDALE
KEY WEST

We have identified more than 1,400 additional domestic routes with similar characteristics which we could target in the future to further expand our network.

In developing a unique business model, our ancillary offerings (ancillary air-related items included in passenger revenue as well as the sale of third party products and services) have been a significant source of our revenue growth. We have increased revenue related to these ancillary items from $5.87 per passenger in 2004 to $76.35 per passenger in 2025. We own and manage our own eCommerce platform, which gives us the ability to modify our system to enhance third party product offerings based on specific needs. We believe the control of our automation systems has allowed us to be innovators in the industry by providing our customers with a variety of different travel services and products, and allowing us to seek to increase revenues through testing of alternative revenue management approaches.

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

Our core business model manages seat capacity by increased utilization of our aircraft during periods of high leisure demand and decreased utilization in low leisure demand periods. By way of illustration, in 2025, during our peak demand period in July, we averaged 8.6 system block hours per aircraft per day while in September, our lowest month for demand, we averaged only 4.6 system block hours per aircraft per day, which is approximately 47 percent less than the average system block hours in July. In 2026, we expect to continue leveraging higher aircraft utilization during peak demand periods to align capacity with seasonal leisure demand.

Our management of seat capacity also includes changes in weekly frequency of certain markets based on identified peak and off-peak travel demand throughout the year. Unlike other carriers which typically provide a consistent number of flights every day of the week, we manage our capacity with a goal of being profitable on each route. We do this by flying only on days with sufficient market demand. In 2025, we flew a disproportionately low 12 percent of our scheduled ASMs on off-peak days (Tuesdays and Wednesdays).

To effectively hedge against fuel cost increases, during periods of high fuel cost we will often reduce capacity, particularly in off-peak periods, and focus our flying in peak periods which drives higher fares to offset the fuel cost increases. Conversely, during periods of lower fuel costs, we will increase flying in off-peak periods as marginally profitable flights will become more profitable with lower fuel costs.

Our strong revenue production from ancillary items, coupled with our ability to rapidly adjust capacity, has allowed us to consistently operate profitably and in many cases, produce among the industry leading margins in challenging macro environments, including periods of high fuel prices, economic recession and a pandemic.

Low cost structure

We believe a low cost structure is essential to competitive success in the airline industry, particularly as a solely leisure focused carrier. In evaluating our cost performance, our management team typically compares to the following other publicly held domestic airlines: Delta Air Lines, American Airlines, United Airlines, Southwest Airlines, JetBlue Airways, Alaska Airlines, Spirit Airlines, Frontier Airlines, and Sun Country Airlines (which we refer to as the "Industry"). Our airline operating cost per available seat mile (CASM), excluding fuel, special charges, and Sunseeker Resort was 8.04 ¢ in 2025, which we believe is among the lowest in the Industry and significantly lower than the legacy carriers.

We continue to focus on maintaining low operating costs through the following tactics and strategies:

Low aircraft ownership costs. We achieve low aircraft ownership costs by opportunistically acquiring aircraft and by primarily owning our aircraft. As of February 1, 2026, we own or finance lease all but nine of the aircraft in our operating fleet. In addition, we believe that we properly balance lower aircraft acquisition costs and operating costs to seek to minimize our total costs.

Throughout our history, we have purchased new and used aircraft opportunistically. As of February 1, 2026, our operating fleet consists of 16 Boeing 737 MAX aircraft and 106 Airbus A320 series aircraft, of which 93 were acquired used and 29 were acquired new.

In 2021, we opportunistically entered into an agreement with The Boeing Company ("Boeing") and CFM International to purchase 50 newly manufactured 737 MAX aircraft with options to purchase additional 737 MAX aircraft. As amended, the agreement now provides for the remaining deliveries between 2026 and 2028 and options to purchase up to an additional 80 737 MAX aircraft. Our deliveries may be delayed by various factors including Boeing's ability to produce and deliver aircraft as scheduled. See Item 1A – Risk Factors - "Regulatory review of Boeing's operations could delay its production schedule, which could impact us as any delivery delays may result in lower profitability than expected and delayed growth as well as bad publicity and other consequences." We believe this new aircraft purchase will be complementary with our low cost strategy. Our intent to retain ownership of the aircraft, coupled with the longer useful life for depreciation purposes is resulting in similar ownership expense when compared with used aircraft in our fleet. In addition, the expected fuel savings, improved operational reliability, and other savings expected from the use of these new aircraft should aid in improving our overall low cost structure, and the lower cost of operating this aircraft is expected to allow us to profitably add new service or routes.

Our proposed acquisition of Sun Country Airlines, expected to close in the second half of 2026, comes with opportunities to enhance our fleet. On closing, the combined airline will operate approximately 195 aircraft, with 30 on order and an additional 80 options. The acquisition should provide us with scale to better utilize our 737 MAX fleet and order book, improving fuel efficiency and capacity.

We continue to consider the acquisition of used aircraft as necessary to support planned growth and aircraft retirements.

Low distribution costs. Our nontraditional marketing approach reduces distribution costs. We seek to sell our product directly to our customers as opposed to through outside sales channels, thus largely avoiding the fees charged by travel websites (Expedia, Orbitz or Travelocity) and traditional global distribution systems (“GDS”) (Sabre or Worldspan). Our customers predominantly purchase air travel at our airport ticket counters or, for a fee, on our website or through our telephone reservation center. The purchase of air travel through our website is the least expensive form of distribution for us and accounted for 92.3 percent of our scheduled service revenue during 2025. We regularly revisit and review various distribution methods and opportunities from time to time.

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
Ancillary product offerings

We believe leisure travelers are generally more price-sensitive than other travelers. As such, we offer the unbundling of the air transportation product by charging fees for services many U.S. airlines have historically only bundled in their base fare. This pricing structure allows us to target travelers who are most concerned with low fare travel while also allowing travelers to customize their experience with us by purchasing only the additional conveniences they value. For example, we do not offer complimentary advance seat assignments; however, customers who value this product can purchase advance seat assignments for a small incremental cost. One popular ancillary product offering is our extra legroom option, Allegiant Extra, which offers an additional six inches of seat pitch, reserved overhead bin space, priority boarding, and a complimentary snack on select routes. As of December 31, 2025, 87 of our aircraft have been fitted with the Allegiant Extra configuration. In addition, snacks and beverages are sold individually on the aircraft, allowing passengers to purchase only items they value. Our direct to consumer distribution method enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

We offer various bundled ancillary products, allowing customers to elect to purchase multiple ancillary products at a discount from the combined prices of the individual products.

Revenue from ancillary items will continue to be a key component in our total average fare as we believe leisure travelers are less sensitive to ancillary fees than the base fare.
Our third party product offerings give our customers the opportunity to purchase hotel rooms, rental cars and travel insurance from third parties. Our third party offerings are available to customers based on our agreements with various travel and leisure companies. For example, we have partnered exclusively with Enterprise Holdings Inc. for the sale of rental cars packaged with air travel. The pricing of each product and our margin can be adjusted based on customer demand because our customers purchase travel directly through our booking engine.

Financial position

As of December 31, 2025, we had $838.5 million of unrestricted cash, cash equivalents and investment securities, and total debt and finance lease obligations (net of related costs) of $1.8 billion. We had net debt (total debt and finance lease obligations less cash, cash equivalents and investment securities) of $1.0 billion as of December 31, 2025. As of February 1, 2026, we have $250.0 million of undrawn capacity under revolving credit facilities, and $25.1 million of undrawn capacity under our PDP (pre-delivery payment) facilities.

Routes and schedules

Our current scheduled air service (including seasonal service) predominantly consists of limited frequency, nonstop flights into leisure destinations from under-served cities across the continental United States. The scheduled service routes as of February 1, 2026 are summarized below (includes 539 active routes, and 39 newly announced routes as of February 1, 2026, which will begin service in 2026):

Routes to Orlando (MCO & SFB)	83
Routes to Tampa/St. Petersburg	64
Routes to Las Vegas	54
Routes to Punta Gorda	52
Routes to Phoenix (AZA & PHX)	47
Routes to Sarasota	36
Routes to Destin	34
Other routes	208
Total routes	578

The number of routes served varies from time to time as some routes are offered seasonally or on a temporary basis.

Marketing and Distribution

Core to Allegiant’s business model is our direct-to-customer distribution. In lieu of the Global Distribution System ("GDS") and online travel agency ("OTA") distribution systems used by most airlines, allegiantair.com is our primary distribution method. This low-cost strategy results in significant cost savings by avoiding fees associated with the GDS or OTAs. It also enables a variety of added revenue opportunities with direct “one-stop” shopping solutions and managed product offerings.

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

Beyond allegiantair.com, we market our products and services through a combination of traditional advertising, including radio, television as well as digital advertising. Enhanced data and analytics are being streamlined into our digital advertising system to build more targeted campaigns driving efficiency in our digital media spend. We can more surgically match our digital advertising dollars and the impressions they drive with the web users who are most likely to book their travel for our routes, to better optimize load and yield.

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

Our co-brand credit card incentivizes customers who fly more often to maximize their benefits with members-only promotions and travel perks like complimentary priority boarding. Cardholders are among our most engaged customers and book air ancillary and third-party products at a higher rate than other customers. As of December 31, 2025, we had more than 590 thousand co-brand credit cardholders. For seven years in a row, Allegiant's co-brand credit card has been voted as the No. 1 Best Airline Credit Card, and for the second year in a row, our non-card loyalty program Allways Rewards® was rated as the number one Best Frequent Flyer Program in USA Today's 10 Best Loyalty/Rewards Readers' Choice Awards. Allways Rewards®, with more than 21 million members at December 31, 2025, allows us to develop and maintain direct, long-term relationships with our customers. Similar to our cardholder program, we provide greater value to our Allways members through personalized promotions and targeted communications which we expect will result in customer loyalty and increased revenues over time.

We believe our co-brand credit card and non-card loyalty program may be particularly attractive to our customers in the small to mid-sized cities served by us as there are few other airlines that operate service from those cities and as a result, our loyalty programs offer rewards these customers may highly value. In addition, our co-brand credit card is designed for the less frequent leisure traveler, with benefits such as priority check-in, priority boarding and a free drink onboard – from day one of having the card.

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

We believe our under-served city strategy with less than daily service has reduced the intensity of competition we might otherwise face. As of February 1, 2026, we are the only mainline domestic scheduled carrier operating out of the Orlando Sanford International Airport and at 10 other airports in our network. In each of Mesa Gateway Airport, Punta Gorda Airport, and St. Petersburg-Clearwater International Airport, we provide more than 97 percent of scheduled service in these markets. However, most U.S. airlines serve the nearby major airports for Orlando, Phoenix, Fort Myers, and Tampa.

Allegiant and Breeze Airways are the only carriers at Portsmouth International Airport (PSM) and Stewart International Airport (SWF). Allegiant and Avelo Airlines are the only carriers at Concord-Padgett Regional Airport (USA). Many U.S. airlines serve our other leisure destinations, so there is potential for increased competition on our routes.

As of December 31, 2025, we face mainline nonstop competition on approximately 25 percent of our operating and announced routes. We overlap with Southwest Airlines on 73 routes, Breeze Airways on 35 routes, Spirit Airlines on 26 routes, Frontier Airlines on 26 routes, American Airlines on 16 routes, United Airlines on 12 routes, JetBlue Airways on 11 routes, Delta Air Lines on nine routes, Alaska Airlines on two routes, and Sun Country Airlines on one route. In many cases, we face competition from more than one other airline on the same route, resulting in a total of 145 competitive routes as of that date and 433 routes with no current nonstop competition. We may also experience additional competition based on recent route announcements of other airlines.

We indirectly compete with various carriers that provide nonstop service to our leisure destinations from airports near our cities. We also face indirect competition from legacy carriers offering hub-and-spoke connecting flights to our markets, although these fares tend to be substantially higher, with much longer elapsed travel times. Several airlines also offer competitive one-stop service from the cities we serve.

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

Employees

As of December 31, 2025, we employed 5,616 full-time equivalent employees. Full-time equivalent employees consisted of approximately 1,320 pilots, 1,790 flight attendants, 590 airport operations personnel, 820 maintenance personnel, 170 reservation agents, 70 flight dispatchers, and 860 management and other personnel.

Four groups of our employees – pilots, flight attendants, dispatchers, and maintenance technicians – are represented by labor organizations pursuant to the Railway Labor Act (“RLA”). Those unions have negotiated separate collective bargaining agreements (“CBAs”) with us covering the rates of pay, rules, and working conditions that apply to those employees.

The CBAs covering our maintenance technicians and flight attendants do not become amendable until 2028 and 2029, respectively. The CBA covering our dispatchers becomes amendable in May 2026 and we have commenced those negotiations. The CBA covering our pilots became amendable in 2021 and we are currently engaged in collective bargaining with the representatives of those employees for a successor agreement. In 2023, the parties jointly sought mediation through the National Mediation Board (the "NMB") and we continue to mediate with the union through the NMB. Pilot pay scales have increased significantly in the industry and we expect our next contract with this work group to reflect industry competitive rates which will be significantly higher than our current pilot rates. In the meantime and in recognition of these higher prevailing pilot pay rates, in May 2023, we began to accrue a retention bonus which will become payable to our pilots who remain employed with us when a new collective bargaining agreement is ratified.

Under the RLA, if direct negotiations do not result in an agreement, either party may request the NMB to appoint a federal mediator to assist the parties with their negotiations. If no agreement is reached in these mediated discussions, one of the parties may declare an impasse and ask for relief. If the NMB determines that the parties are at an impasse and no further bargaining will result in an agreement, the NMB must proffer binding arbitration to the parties. If either party rejects binding arbitration, the RLA imposes a “cooling off” period and allows for the President of the United States to create an emergency board to investigate the dispute and issue recommendations for reaching a settlement. Only after this process has been exhausted may either party resort to self-help, such as a work stoppage by the union and its members.

In January 2026, we and Sun Country entered into an agreement for us to acquire Sun Country. In order to fully integrate the pre-merger represented employee groups at each airline, the combined company may be required to negotiate joint collective bargaining agreements covering the respective combined crafts or classes of employees. There is no current timeline on when those negotiations, where necessary, may begin.

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

We are committed to creating a culture and environment where team members are safe and can thrive. This is accomplished through committees of leadership, including our Employee Experience Leadership Team, who are committed to making sure that policies and procedures are evaluated from all groups. Leadership also supports the efforts of Team Members through our Fun Squad, Network Groups, Interest Groups and more.

Our total rewards philosophy is based around building a culture of high performance. We utilize competitive base salaries, performance-based bonuses, spot rewards, profit sharing, and equity as attraction and retention tools for our team members.

As of December 31, 2025, we had more than 6,000 team members (including both full-time and part-time employees), of whom approximately 82 percent are in front line positions such as flight crew, mechanics or airport personnel.

The safety and well-being of our team members is a top priority, and we believe each and every team member plays an essential role in creating a safe and healthy workplace. Our health and safety policies and practices are intended to protect not only our team members, but also our customers in all things we do.

Our human capital focus has been externally recognized through Allegiant’s placement in Newsweek's America's Best Customer Service in 2025 and Greatest Workplaces for Diversity and Most Responsible Companies in 2024. In 2025, Allegiant also received honors from VETS Indexes, Military Times Best for Vets Employer, and Time's Best Mid-Size Companies.

Data Security

We continue to invest in cybersecurity, cyber risk management, vendor risk, and privacy initiatives. We maintain dedicated and experienced personnel responsible for cybersecurity operations, cyber risk analysis, and the supporting processes and technologies. We regularly assess and enhance our preventive and detective controls, including the use of forward-looking threat intelligence and data-centric security measures.

We have completed the migration of our critical business applications to a cloud-based infrastructure and continue to assess and optimize this environment. These efforts are intended to enhance automation, analytics capabilities, and operational efficiency, while also supporting improvements to business intelligence, flexibility, and business continuity, including disaster recovery preparedness. In parallel, we are working to update and modernize our website and related digital platforms, with security embedded as a core design and operational principle.

While cloud-based environments provide increased scalability and resilience, they also introduce additional third-party, configuration, and concentration risks. We address these risks through contractual safeguards, ongoing monitoring, and established security governance practices. Protecting business data and customer privacy remains critical to our operations, and cybersecurity will continue to be a core component of our risk management strategy and ongoing investment priorities.

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

System Implementations

Since 2021, we have made significant investments to replace certain core proprietary systems with more advanced and integrated third party software solutions. In 2023, we successfully switched over to SAP as our accounting system, which has simplified our financial operations, enabling real-time data access and improved financial reporting. That same year, we also implemented Navitaire, a new reservation system that we hope will continue to improve the way we manage customer interactions, reservations, and allow for dynamically priced ancillary products. In 2024, we implemented Trax as our maintenance, repair, and overhaul ("MRO") and materials and inventory management system. Trax's MRO system has provided enhanced maintenance, repair, and overhaul operations, streamlining aircraft maintenance schedules and reducing associated costs. We are transitioning to new systems in other areas as well, including the implementation of SkyLedger, an addition to Navitaire that will streamline and automate our revenue accounting process.

During 2026 we expect to complete the replacement of our flight and crew management systems with a next-generation platform powered by CAE. The new system is expected to create a stable and scalable platform to better serve our crew members and customers alike through simplified transactions, improved flight data access and reporting, and more efficient irregular operations recovery decision making. As a next-generation system, CAE will allow for the incorporation of technological advancements to further streamline our operations. The replacement of the current flight management system will represent the completion of the effort to replace our core proprietary systems with what we believe to be best-in-class off-the-shelf solutions.

Community Involvement

Allegiant is committed to making a difference in the communities we serve. Our corporate giving program is structured around three core pillars: (1) making travel possible for those facing serious medical challenges; (2) enabling community safety, preparedness and recovery; (3) promoting STEM education and access to careers in aeronautical sciences.

We have worked with the Make-A-Wish® Foundation since 2012 by flying "wish kids" and their families to their desired destinations, at no cost, and donating a portion of proceeds from our in-flight Winglet Snack Pack (previously called Wingz Kids Snack Pack) to the organization. To date, we have flown more than 2,000 wish kids - along with their families - to their destinations. This in-kind flight program provides Make-A-Wish with a valuable service at no cost to the organization or the wish families. Additionally, we donate the use of 7,500 square feet of office space at our headquarter campus in Las Vegas to the Nevada chapter of Make-A-Wish, providing a home for the nonprofit organization's administrative office at no cost. The site also serves as the host location for volunteer training, meetings, and a place of support for families of children receiving wishes. We are considered a Wish Champion by Make-A-Wish America, recognizing more than $1 million in annual contributions. Allegiant is the only airline to feature a special Make-A-Wish livery on one of our A320 Airbus aircraft, a symbol of our dedication to making air travel accessible to all.

Allegiant partners with Dogs Inc., a nonprofit that places expertly trained guide, service, therapy and companion dogs with those who need them, to host airport training events. The dogs and their handlers practice real-world skills navigating TSA checkpoints, boarding a plane, lying underneath the seat and staying focused at the baggage carousel. These events equip the guide-dogs-in-training with the confidence they need to support their human companions when traveling.

We have also been a national partner with The Arc, a nonprofit organization dedicated to advocacy on behalf of people with intellectual and developmental disabilities. Historically we have partnered with the organization to offer “Wings for All” educational programs in communities we serve, helping make travel accessible for individuals with autism and other developmental disabilities.

We support Science, Technology, Engineering and Mathematics ("STEM") education programs that provide access to careers in aeronautical sciences in under-served communities. We have partnered with local high schools and with Embry-Riddle Aeronautical University to offer Allegiant Careers in Aviation Scholarships, assisting students pursuing careers in the aviation industry.

We also partner with the American Red Cross, supporting disaster preparedness, relief and recovery efforts in communities we serve. In recent years we have provided no-cost supply flights and volunteer transport to support Red Cross hurricane recovery efforts in Florida and Puerto Rico. We have also donated funds to the organization to help restore critical resources in the affected communities and we sponsored a month-long nationwide blood drive to further support relief efforts.

Periodically, we provide additional support in our home community of Las Vegas, donating surplus in-flight food and beverage items such as juices, sodas and snacks to a local community food bank for distribution to families in need. In November 2025, our chief executive officer ("CEO'") visited Harry Reid International Airport to deliver essential food items, baby supplies, and personal hygiene products to the airport's food pantry. Pantry donations were used to benefit TSA and ATC workers during the government shutdown.

Sunseeker Resort
We previously owned and operated Sunseeker Resort. On September 4, 2025, we sold the entirety of the Resort. This is consistent with our Allegiant ONE strategy to focus on our airline as our core business. Refer to Note 15 in the consolidated financial statements for additional information on the sale of the Resort.

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

FAA. The FAA primarily regulates flight operations and safety, including matters such as aircraft airworthiness and maintenance requirements, pilot, mechanic, dispatcher and flight attendant training and certification, flight and duty time limitations, and air traffic control. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate, as well as associated operation specifications. This certificate, in combination with the operation specifications, authorizes the airline to operate scheduled service at specific airports, as well as charter service in specific authorized areas of operation, using aircraft certificated by the FAA. We have and maintain in effect FAA certificates of airworthiness for all our aircraft, and we hold the necessary FAA authority to fly to all the cities we currently serve. Like all U.S. certificated carriers, our provision of scheduled service to certain destinations may require specific governmental authorization. The FAA has the authority to investigate all matters within its purview, to modify, suspend or revoke our authority to provide air transportation, to approve or disapprove the addition of scheduled service to new cities and aircraft to our operation specifications, and to modify, suspend or revoke FAA licenses issued to individual personnel, for failure to comply with FAA regulations. The FAA can negotiate the assessment of civil penalties with us for such failures and if we are unable to come to an agreement, institute proceedings to assess civil penalties unilaterally for such failures after notice and a hearing. The FAA also has authority to seek criminal sanctions. The FAA can suspend or revoke our authority to provide air transportation on an emergency basis, without notice and hearing, if, in the FAA’s judgment, safety requires such action. A legal right to an independent, expedited review of such FAA action exists before a National Transportation Safety Board (NTSB) Administrative Law Judge with further appeal rights to the full NTSB. Emergency suspensions or revocations have been upheld with few exceptions. The FAA monitors our compliance with maintenance, flight operations and safety regulations on an ongoing basis, maintains a continuous working relationship with our operations and maintenance management personnel, and performs pre-scheduled inspections as well as frequent spot inspections of our aircraft, employees and records.

The FAA also has the authority to promulgate rules and regulations and issue maintenance directives and other mandatory orders relating to, among other things, inspection, repair and modification of aircraft and engines, safety management systems, aircraft equipment requirements, noise abatement, mandatory removal and replacement of aircraft parts and components, mandatory retirement of aircraft, operational requirements and procedures, and employee drug and alcohol testing. Such rules, regulations and directives are normally issued after an opportunity for public comment; however, they may be issued without advance notice or opportunity for comment if, in the FAA’s judgment, safety requires such action. We believe we are operating in compliance with applicable DOT and FAA regulations, interpretations and policies, and we hold all necessary operating and airworthiness authorizations, certificates and licenses.

The FAA periodically conducts extensive or targeted audits of our operations. We have satisfactorily responded to all findings on all Certificate Holder Evaluation Process and other inspections conducted.

We believe DOT Secretary Duffy’s recent announcement to overhaul the FAA's organizational structure, which includes the launch of a new Airspace Modernization office, is a positive sign that critical aspects of the aging National Airspace System, including air traffic control and AWOS/ASOS weather observing systems, could soon receive modernization, replacement or repair.

Security. Within the United States, civil aviation security functions, including review and approval of the content and implementation of air carriers’ security programs, passenger and baggage screening, cargo security measures, airport security, assessment and distribution of intelligence, threat response, and security research and development are the responsibility of the Transportation Security Administration (“TSA”) of the Department of Homeland Security. We operate in accordance with a TSA-approved security program. The TSA has enforcement powers similar to the DOT’s and FAA’s described above. It also has the authority to issue regulations and security directives, including in cases of emergency, without advance notice.

Aviation Taxes and Fees. The authority of the federal government to collect most types of aviation taxes, which are used, in part, to finance the nation’s airport and air traffic control systems, and the authority of the FAA to expend those funds must be periodically reauthorized by the U.S. Congress. A five-year reauthorization extending certain commercial aviation taxes (known generally as Federal Excise Taxes or "FET") was approved by Congress in May 2024, reauthorizing the FAA and extending the expiration of the FET to September 30, 2028. All carriers are required to collect these taxes from passengers and pass them through to the federal government. In addition to FET, there are federal fees related to services provided by the TSA, and, in the case of international flights, U.S. Customs and Border Protection ("CBP"), U.S. Citizenship and Immigration Services (“CIS”), and the U.S. Department of Agriculture's Animal and Plant Health Inspection Service ("APHIS"). There are also FAA-approved Passenger Facility Charges ("PFCs") imposed by most of the airports we serve. Like FET, air carriers are required to collect these fees from passengers and pass them through to the respective federal agency or airport authority. Except for PFCs, these fees do not need to be reauthorized, although their amounts may be revised periodically.

At any time, Congress may consider legislation that could increase the amount of FET and/or one or more of the other federally imposed or approved fees identified above. The domestic segment fee, a component of FET, is inflation adjusted every January 1. The CBP fee is inflation adjusted every October 1, and the APHIS fees are set to increase each year on October 1 through 2028. All of the aviation fees also may be increased by their implementing federal agency via a rulemaking. Increasing the overall price charged to passengers could lessen demand for air travel. Additionally, federal funding to airports and/or airport bond financing could be affected through additional legislation, which could result in higher fees, rates, and charges at many of the airports we serve.

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

At the current time, it appears unlikely the current Presidential administration and U.S. Congress will continue the prior legislative and regulatory concern of the previous administration regarding the environmental impacts of the air transportation industry. Indeed, on February 12, 2026, the EPA announced it was rescinding the endangerment finding that underpinned the EPA regulation of GHG, which may result in the repeal of the EPA and FAA regulations discussed above. However, these concerns may again increase at some point in the future, in which case, the longer term effects on our fleet and operating costs may be substantial.

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

Foreign Ownership. To maintain our DOT and FAA certificates, our airline operating subsidiary and we (as the airline’s holding company) must qualify continuously as citizens of the United States within the meaning of U.S. aeronautical laws and regulations. This means we must be under the actual control of U.S. citizens, and we must satisfy certain other requirements, including that our president and at least two-thirds of our board of directors and other managing officers are U.S. citizens, and that not more than 25 percent of our voting stock is owned or controlled by non-U.S. citizens. The amount of non-voting stock that may be owned or controlled by non-U.S. citizens is strictly limited as well. We believe we are in compliance with these ownership and control criteria.

Other Regulations. Air carriers are subject to certain provisions of federal laws and regulations governing communications because of their extensive use of radio and other communication facilities and are required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). To the extent we are subject to FCC requirements, we intend to continue to comply with those requirements.

The quality of water used for drinking and hand-washing aboard aircraft is subject to regulation by the EPA. To the extent we are subject to EPA requirements, we intend to continue to comply with those requirements.

Some standards of the Occupational Safety and Health Administration ("OSHA") of the Department of Labor apply to cabin crew members while they are on board aircraft in operation. To the extent we are subject to OSHA requirements, we intend to continue to comply with those requirements.

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

Future Laws and Regulations. Congress, the DOT, the FAA, the TSA, and other governmental agencies have under consideration, and in the future may consider and adopt, new laws, regulations, interpretations and policies regarding a wide variety of matters that could affect, directly or indirectly, our operations, ownership, and profitability. We cannot predict what other matters might be considered in the future by the FAA, the DOT, the TSA, other agencies, or Congress or the impact the current Presidential administration may have on existing initiatives, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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

Sustainability

We believe that solidifying our commitment to sustainability efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. We've developed a comprehensive sustainability program which focuses on:

•Publishing an annual sustainability report that references the Global Reporting Initiative (GRI) and the Sustainability Accounting Standards Board (SASB).
•Providing ongoing carbon emissions reporting of Scope 1, 2 and 3 greenhouse gas (GHG) emissions.
•Disclosing and monitoring progress on our sustainability targets, that were identified through our materiality assessment.

In 2025, we issued our fourth annual sustainability report. This comprehensive report outlines our disclosures pertaining to material topics identified by key stakeholders and establishes the following Sustainability Goals:

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
•Governance: (1) Customer Engagement - Maintain a controllable completion of at least 99.5 percent annually. (2) Procurement - Adopt a responsible sourcing policy and embed the policy into existing governance and procurement management systems by the end of 2025 (goal achieved in September 2025).

During 2025, we published a responsible sourcing policy, satisfying our procurement-related sustainability goal, and continued to make progress toward our other environmental, social, and governance objectives through ongoing initiatives and governance processes.

Our sustainability strategy is guided by our 2022 materiality assessment, which benchmarked material topics across our industry, global reporting frameworks and third-party rating and ranking methodologies. This assessment included engagement of more than 400 stakeholders including customers, employees, suppliers, shareholders and community partners. Based on survey and interview results, we identified the following topics as material to Allegiant:

•Environmental - Emissions, Energy, Waste and Hazardous Materials
•Social - Product Quality and Safety, Accident and Safety Management, Human Rights, Benefits and Work-Life Balance, Non-Discrimination, Employee Health and Safety, Employment Practices, Employee Training and Development, Labor Management, Local Job Creation
•Governance - Business Ethics and Integrity, Anti-Corruption, Competitive Behavior, Data Security, Customer Privacy

Environment

The aviation industry accounts for roughly two percent of global greenhouse gas emissions, almost all of which is attributable to aircraft fuel. Unlike carriers focused on business travel, our strategy is to provide affordable, nonstop service for leisure travelers. We closely align capacity with seasonal leisure demand, significantly reducing flying during off-peak periods, which supports higher load factors and improved fuel efficiency. For example, during peak demand in July 2025, we averaged 8.6 system block hours per aircraft per day, compared to 4.6 hours in September when demand was lower. We operate an all-nonstop network that served 122 cities in 2025, primarily in under-served markets. By offering direct service where connecting flights or car travel were previously the only options, we provide greater access while reducing fuel consumption associated with multiple takeoffs.

Despite the fuel efficiency benefits of our operating model, we continue to pursue additional efficiency improvements and emissions reductions in support of our 2030 decarbonization goal. Between 2013 and 2018, we significantly improved fuel efficiency by transitioning away from a mixed MD-80 and Boeing 757 fleet. We will continue to pursue fuel efficiency improvements, beginning with our order of new, more fuel-efficient aircraft from Boeing. Our agreement with Boeing and CFM International to purchase 50 Boeing 737 MAX aircraft powered by LEAP-1B engines, with deliveries expected through 2028, will provide us with new aircraft and more environmentally friendly engines. This aircraft is expected to burn up to 20 percent less fuel on a per passenger basis as compared with our used Airbus fleet. We received our first deliveries of these Boeing aircraft in 2024.

We have seen a continuous improvement in fuel efficiency. During 2025, we consumed 251 million gallons of fuel averaging 85.1 ASMs per gallon of fuel, a 35 percent improvement when compared to 2012. As of December 31, 2025, the composition of our fleet included a mix of A319, A320 and B737 aircraft with seat configurations ranging from 156 to 190 seats, some of which are fitted with fuel-efficient Sharklets.

Despite the significant fuel efficiencies gained since 2012, we recognize we have a responsibility to do more, and one of our sustainability goals is to reduce our emissions intensity through the end of this decade. We have an internal Fuel Steering Committee that meets monthly to discuss various alternatives to conserve fuel. Building on the dedicated efforts and teamwork of our pilots, dispatchers, and station personnel, we are actively advancing our fuel conservation practices across all flights, conditions permitting. These practices include the following:

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

In addition to the initiatives above, we are currently assessing sustainable aviation fuels as part of our sustainability strategy for reaching our emissions intensity reduction goal by the end of 2030 and offsetting requirements under the Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA). We recognize that sustainable aviation fuel currently carries a significant cost, and our Sustainability and Government Affairs teams work closely to advocate at both the state and federal level for policies that address supply and demand challenges and help reduce these costs.

Finally, in 2025, we enhanced transparency and strengthened our environmental reporting by conducting a climate risk assessment aligned with the Task Force on Climate-related Financial Disclosures (TCFD). The assessment evaluated transition and physical climate risks across our operations, including potential impacts from factors such as increased pricing of GHG abatement and sea level rise, under multiple climate scenarios. Certain long-term physical risks were assessed through 2100. Oversight of the assessment is provided by our Board of Directors and executive leadership, and we have established a cross-functional program to engage relevant departments in risk mitigation and awareness efforts.

Item 1A. Risk Factors

Readers should carefully consider the risks described below before making an investment decision. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to our Proposed Acquisition of Sun Country Airlines Holdings, Inc.

The proposed acquisition of Sun Country will involve substantial costs and the pendency of the proposed acquisition of Sun Country may cause disruption in our business.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us from taking specified actions without Sun Country’s consent until the proposed acquisition of Sun Country occurs or the Merger Agreement terminates. Matters relating to the proposed acquisition of Sun Country are expected to occupy a significant amount of management’s time. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

In addition, we have incurred and will continue to incur significant costs, expenses and fees in connection with the proposed acquisition of Sun Country. The substantial majority of these costs will be non-recurring expenses relating to the proposed acquisition of Sun Country, some of which are payable regardless of whether or not the proposed acquisition of Sun Country is consummated. Litigation may be filed in connection with the proposed acquisition of Sun Country and defending any such litigation could prove costly and time consuming.

Shareholder litigation could prevent or delay the consummation of the proposed acquisition of Sun Country or otherwise negatively impact our business, operating results and financial condition.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against or settlement of these claims can result in substantial additional costs and diversion of management time and resources. Any such future lawsuit or litigation may adversely affect our ability to complete the proposed acquisition of Sun Country. We could incur significant costs in connection with any such litigation, including costs associated with an adverse judgment resulting in monetary damages and the indemnification of our directors and officers, which could have a negative impact on our liquidity and financial position.

Furthermore, one of the conditions to the consummation of the proposed acquisition of Sun Country is the absence of any governmental order or law preventing the consummation of the proposed acquisition of Sun Country or making the consummation of the proposed acquisition of Sun Country illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the proposed acquisition of Sun Country, then such injunctive or other relief may prevent the proposed acquisition of Sun Country from becoming effective within the expected time frame or at all.

Failure to complete the proposed acquisition of Sun Country in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

Consummation of the proposed acquisition of Sun Country is subject to various customary conditions set forth in the Merger Agreement beyond our control. The failure to satisfy the required conditions could delay the completion of the proposed acquisition of Sun Country for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the proposed acquisition of Sun Country will be satisfied or waived or that the proposed acquisition of Sun Country will be completed.

We cannot predict whether and when the conditions to the proposed acquisition of Sun Country will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the proposed acquisition of Sun Country, we may remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed acquisition of Sun Country. The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Sun Country a termination fee of $52,230,000 or expense reimbursement of up to $11,000,000 in connection with the termination of the Merger Agreement. Any requirement to pay a termination fee to Sun Country may have an adverse effect on our liquidity and results of operations. Although Sun Country may be required to pay us a termination fee or expense reimbursement under certain circumstances, the receipt of any termination fee or expense reimbursement from Sun Country may not be sufficient to compensate us for all of the expenses incurred, and opportunities forgone as a result of our pursuit of the proposed acquisition of Sun Country.

In addition, our ongoing business may be adversely affected, including as follows:

•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the proposed acquisition of Sun Country will be completed;
•we may experience negative reactions from employees, passengers, suppliers, communities or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;

•management’s focus may be diverted from our day-to-day business operations and from pursuing other opportunities that could have been beneficial to us;
•our costs of pursuing the proposed acquisition of Sun Country may be higher than anticipated;
•we may have difficulties in attracting and/or retaining key employees; and
•our access to capital markets may be limited and we may experience increased borrowing costs.

If the proposed acquisition of Sun Country is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations or financial condition.

In order to complete the proposed acquisition of Sun Country, we and Sun Country must obtain certain regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the proposed acquisition of Sun Country may be jeopardized or the anticipated benefits of the proposed acquisition of Sun Country could be reduced.

Although we and Sun Country have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required regulatory approvals, there can be no assurance that the relevant approvals will be obtained (including through the expiration of applicable waiting periods).

Governmental authorities may also commence litigation against us, or both us and Sun Country, to prevent the proposed acquisition of Sun Country from occurring. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and Sun Country would ultimately be successful.

In addition, an actual or threatened U.S. government shutdown resulting in government agency closures and employee furloughs may impact, could delay or disrupt the ability of us and Sun Country to obtain certain regulatory approvals which could result in delays to regulatory waiting periods or prevent regulatory clearances required for the consummation of the proposed acquisition of Sun Country.

The Merger Agreement contains provisions that restrict our ability to consider alternative transaction proposals.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions which apply prior to obtaining the requisite stockholder approval of the issuance of shares of our common stock, restrict our ability to solicit, initiate, or knowingly encourage or facilitate competing third-party proposals (or engage in, continue to participate in, knowingly encourage or knowingly facilitate negotiations or discussions regarding such third-party proposals) certain acquisition proposals. Under certain limited circumstances, our board of directors may (i) change, withhold, withdraw or modify its recommendation that our stockholders approve the issuance of shares of our common stock as set forth in the Merger Agreement and/or (ii) terminate the Merger Agreement to enter into a definitive agreement with respect to a third-party acquisition proposal. However, before doing so, our board of directors must abide by certain procedures described in the Merger Agreement that give Sun Country an opportunity to negotiate to modify the terms of the Merger Agreement in a manner that any such third-party acquisition proposal would not constitute a superior proposal. In some circumstances, upon termination of the Merger Agreement, we may be required to pay a termination fee of $52,230,000.

While the Merger Agreement remains in effect, these provisions might discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of our common stock or pursuing an alternative acquisition transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per-share value than the per-share value proposed to be realized in the proposed acquisition of Sun Country.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The proposed acquisition of Sun Country may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Our employees and other key personnel may have uncertainties about the effect of the proposed acquisition of Sun Country, and these uncertainties may impact our ability to retain, recruit and hire key personnel while the proposed acquisition of Sun Country is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with us after the consummation of the proposed acquisition of Sun Country, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the proposed acquisition of Sun Country upon consummation. If we are unable to reassure our suppliers and other business partners to continue their business with us, our financial condition and results of operations may be adversely affected.

After completion of the proposed Sun Country acquisition, we may not be able to successfully integrate the businesses and realize the anticipated benefits of the proposed acquisition of Sun Country.

The success of the proposed Sun Country acquisition will depend, in part, on our ability to successfully combine Sun Country, which currently operates as an independent public company, with our business and realize the anticipated benefits, including synergies and operational efficiencies, from the acquisition of Sun Country. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The proposed acquisition of Sun Country involves the integration of Sun Country’s business with our existing business, which is a complex, costly, and time-consuming process. Neither we nor Sun Country have previously completed a transaction comparable in size or scope to the proposed acquisition of Sun Country. The integration of the two companies may result in material challenges, including, without limitation:

•the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the proposed acquisition of Sun Country;
•managing a larger company;
•creating, implementing, and executing a unified business strategy, and operational, financial, and managerial control with respect to the combined entity;
•the inherent risk of integrating complex systems and technologies, including customer reservations systems, operating procedures, regulatory compliance programs, aircraft fleets, networks and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•maintaining existing agreements with unions, employees, suppliers, third-party service providers and third-party distribution channels, and avoiding delays in entering into new agreements with prospective employees, suppliers, third-party service providers and third-party distribution channels;
•maintaining employee morale and attracting, motivating, and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business with charter and cargo partners and operational relationships and attracting new business and operational relationships;
•issues in integrating information technology, operational, safety, communications and other systems;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures, and policies;
•coordinating geographically separate organizations;
•unanticipated changes in federal or state laws or regulations or international agreements, including additional regulatory scrutiny or additional regulatory requirements as a result of the transaction or the size, scope, and complexity of our business operations; and
•unforeseen expenses or delays associated with the proposed acquisition of Sun Country.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could materially affect our financial position, results of operations, and cash flows.

We and Sun Country have operated, and until the closing of the proposed acquisition of Sun Country will continue to operate, independently. We and Sun Country are currently permitted to conduct only limited planning for the integration of the two companies following the proposed acquisition of Sun Country and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the proposed acquisition of Sun Country. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

After the closing, we plan to submit to the FAA a transition plan for merging the day-to-day operations of Allegiant and Sun Country under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate as evidenced by there being one set of FAA-required management personnel in place with such managers having operational control of the merged air carrier operations. The actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan. All of these factors could materially adversely affect our business, results of operations and financial condition.

Our future results may be adversely impacted if we do not effectively manage our expanded operations following completion of the proposed Sun Country acquisition.

Following the completion of the proposed Sun Country acquisition, the size of our business will be significantly larger than it is currently. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial, and strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits currently anticipated from the proposed Sun Country acquisition.

The market price of our common stock may be affected by factors different from those that are currently affecting or have historically affected the price of our common stock or Sun Country’s common stock.

Upon the completion of the proposed Sun Country acquisition, holders of our common stock and Sun Country common stock will be holders of our common stock. As our business is different from Sun Country’s, the results of operations as well as the price of our common stock may in the future be affected by factors different from those factors affecting us and Sun Country as independent stand-alone companies. We will face additional risks and uncertainties that we or Sun Country may not currently be exposed to as independent companies.

The need to integrate Sun Country’s workforce with ours following the proposed acquisition of Sun Country presents the potential for delay in achieving expected synergies, increased labor costs or labor disputes that could adversely affect our operations.

The successful integration of Sun Country and achievement of the anticipated benefits of the proposed acquisition of Sun Country depend significantly on integrating Sun Country’s employee groups and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies of integration, increased labor costs and labor disputes that could adversely affect our operations.

We and Sun Country are both highly unionized companies. The process for integrating labor groups in an airline merger is governed by a combination of the Railway Labor Act, which we refer to as the RLA, the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements and union policy. Pending operational integration, it is generally necessary to keep the unionized employee groups at each airline separate and apply the terms of the existing collective bargaining agreements unless other terms have been negotiated.

Under the RLA, the National Mediation Board, which we refer to as the NMB, has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the proposed acquisition of Sun Country has created a “single carrier” for representation purposes; (ii) designation of the appropriate “craft or class”—the RLA term for “bargaining unit”—for bargaining on a system wide basis, an issue which typically arises from minor inconsistencies over which positions are included within a particular craft or class at the two companies; and (iii) designation of the representative of each craft or class.

Under the McCaskill-Bond Act, seniority integration must be accomplished in a “fair and equitable” manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions, which we refer to as the LPPs. Such process consists first of direct negotiations between the companies and the incumbent unions and second, if integration cannot be achieved through agreement, submitting the seniority integration to binding arbitration by a neutral arbitrator. Employee dissatisfaction with the results of the seniority integration can lead to litigation, which in some cases can delay implementation.

Where employees within a craft or class are represented by a union at one airline but not represented at the other, it is possible that the existing union, or another labor organization, may seek to organize the non-represented group or to represent the combined group. This too presents the potential for increased labor costs and labor disputes.

In order to fully integrate the pre-merger represented employee groups, we may be required to negotiate joint collective bargaining agreements covering the respective combined crafts or classes of employees. Where necessary, these negotiations will likely begin after a single post-merger representative has been certified by the NMB.

Prior to the closing, there is a risk of litigation or arbitration by unions or individual employees that could delay or halt the proposed acquisition of Sun Country or result in monetary damages on the basis that the proposed acquisition of Sun Country either violates a provision of an existing collective bargaining agreement or an obligation under the RLA or other applicable law. The unions or individual employees might also pursue judicial or arbitral claims arising out of changes implemented as a result of the proposed acquisition of Sun Country.

There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our or Sun Country’s normal operations, whether in opposition to the proposed acquisition of Sun Country or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help and we can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.

The market price of our common stock may decline as a result of the proposed Sun Country acquisition.

The market price of our common stock may decline as a result of the proposed Sun Country acquisition, and holders of our common stock could lose value in their investment in our common stock, if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, and operational efficiencies, from the proposed acquisition of Sun Country are not realized, or if the transaction costs related to the proposed acquisition of Sun Country are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the proposed acquisition of Sun Country as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the proposed Sun Country acquisition on our financial position, results of operations, or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of our common stock would be dilutive and could have the effect of depressing the market price for our common stock.

In addition, many Sun Country stockholders may decide not to hold the shares of our common stock they receive as a result of the proposed Sun Country acquisition. Other Sun Country stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock they receive. Any such sales of our common stock could have the effect of depressing the market price for our common stock.

Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

We expect to incur substantial expenses related to the completion of the proposed Sun Country acquisition and the integration of Sun Country.

We expect to incur substantial expenses in connection with the completion of the proposed Sun Country acquisition. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing, and benefits. In addition, our business will have a significant presence in Minneapolis, Minnesota where we are not currently located. The substantial majority of these costs will be non-recurring expenses related to the proposed acquisition of Sun Country (including any financing of the proposed acquisition of Sun Country), facilities, and systems consolidation costs. We may incur additional costs to retain employees and/or maintain employee morale and to attract, motivate, or retain management personnel and other key employees. We will also incur transaction fees and costs related to formulating integration plans for our business, and the execution of these plans may lead to additional unanticipated costs. These incremental transaction and merger-related costs may exceed the savings we expect to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term, and in the event there are material unanticipated costs.

Our indebtedness may limit our flexibility and increase borrowing costs.

As of December 31, 2025, we had approximately $1.8 billion of outstanding indebtedness, including finance leases, and Sun Country had approximately $574.4 million of outstanding indebtedness, including finance leases. Our consolidated indebtedness may have the effect of, among other things, increasing borrowing costs. In addition, the amount of cash required to service the indebtedness levels will be greater than the amount of cash flows required to service Sun Country’s or our indebtedness individually prior to completion of the proposed Sun Country acquisition. The level of indebtedness could also impact our ability to make dividend payments, share repurchases, and other activities and may create competitive disadvantages relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial condition and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or arrange refinancing on terms acceptable to us or at all, and any such failure could materially adversely affect our operations and financial condition.

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
There continues to be regulatory focus on increasing quality control standards at Boeing and its suppliers with the aim of stabilizing aircraft production. Although deliveries under the contract have begun and we have accepted delivery of 16 aircraft as of February 13, 2026, these factors could delay future deliveries to us. Delays in delivery will likely delay our ability to capitalize on the expected profitability from the addition of these aircraft to our fleet, increase maintenance costs for aircraft that would have otherwise been retired and increase our interest costs for funds borrowed for pre-delivery deposits. In addition, our inability to add these aircraft to our operating fleet as planned may adversely impact our unit costs as fewer available seat miles will be produced without these aircraft in our operating fleet and given our announced plan to retire certain of our Airbus aircraft. We are also counting on the timely addition of our firm 737 MAX order to meet environmental goals we have published in our sustainability reports.

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

Fuel costs constituted approximately 24.9 percent of our total operating expenses in 2025. Significant increases in fuel costs have negatively affected our operating results in the past, and future fuel cost volatility could materially affect our financial condition and results of operations.

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

Our low-cost structure is one of our primary competitive advantages. However, we have limited control over a large portion of our costs. Our two largest line-item costs are salaries and benefits and fuel costs over which we have limited control. The salaries and benefits costs applicable to a majority of our employees are established by the terms of collective bargaining agreements, which are typically set at prevailing industry rates and are subject to increase when each collective bargaining agreement is amended. See “— Increased labor costs could result from industry conditions and could be impacted by labor-related disruptions.” As we indicate in “—Increases in fuel costs or unavailability of fuel could harm our business and profitability”, the cost of fuel is subject to many economic and political factors and events over which we have no control.

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

Labor costs constituted approximately 32.4 percent of our total operating costs in 2025, our largest expense line item. Labor costs are generally rising and there is much competition for qualified candidates.

Further, we have four employee groups (pilots, flight attendants, flight dispatchers and maintenance technicians) which have elected union representation. These groups represent approximately 71.2 percent of our employees (full-time equivalent).

In 2016, we reached a collective bargaining agreement with the International Brotherhood of Teamsters, representing our pilots. The pilot agreement has been amendable since 2021 and in 2023, the parties jointly sought mediation through the National Mediation Board (the "NMB"). We continue to mediate with the union through the NMB. Pilot pay scales have increased significantly in the industry and we expect our next contract with this work group to reflect industry competitive rates which will be significantly higher than our current pilot rates. In the meantime and in recognition of these higher prevailing pilot pay rates, in May 2023, we began to accrue a retention bonus which will become payable to our pilots who remain employed with us when a new collective bargaining agreement is ratified.

We also have collective bargaining agreements with the Transport Workers Union for our flight attendants and with the International Brotherhood of Teamsters for our flight dispatchers and for our maintenance technicians. These agreements become amendable in 2029 (flight attendants), 2026 (flight dispatchers) and 2028 (maintenance technicians). The CBA covering our flight dispatchers becomes amendable in May 2026 and we have commenced those negotiations.

Future union contracts with these, or other, work groups could put additional pressure on our labor costs.

If we are unable to reach agreement on the terms of collective bargaining agreements in the future, or if we experience wide-spread employee dissatisfaction, higher attrition in these work groups, difficulty in hiring sufficient personnel or, subject to the labor group's compliance with law, work slowdowns or stoppages could have an adverse effect on our operations and future results.

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

We and our third party vendors compete with the entire airline industry for aircraft maintenance technicians, ground handling and customer service agents, and flight attendants. Our and our vendors' inability to attract and retain personnel for these positions could negatively impact our results of operations and growth plans. Additionally, we may be required to increase our wage and benefit packages, or pay increased rates to our vendors, to retain these positions. This would result in increased overall costs and may adversely impact our results of operations.

A breach in the security of personal information, breach in credit card data or system disruptions caused by security breaches or cyberattacks – including attacks on those parties we do business with – could harm our ability to conduct our operations and could have a material adverse effect on our financial position or results of operations.

We receive, retain, and transmit certain personal information about our customers. Additionally, our online operations rely on the secure transmission of customer data. We use third party systems, integrated software, and advanced cybersecurity tools in order to protect the customer data we obtain through the course of our business. Although we use a variety of security techniques to protect customer information, a compromise of our physical or network security systems through a cyberattack would create the risk that customers’ personal information might be obtained by unauthorized persons.

In addition, such security related events could be widely publicized and could adversely affect our reputation with our customers, vendors and stockholders, could harm our competitive position particularly with respect to our e-commerce operations, and could thereby materially adversely affect our operations, revenues, results of operations and financial position. Consequences could include litigation, other legal actions against us, and/or the imposition of penalties, fines, fees or liabilities. We maintain a combination of risk mitigation strategies, including self-insurance for certain cyber-related risks, which may not be sufficient to cover all potential losses. Moreover, a security compromise or ransomware event could disrupt flight operations, e-commerce, in part or whole, and/or require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to further upgrade the security measures we employ to guard personal and confidential information against cyberattacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations.

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

Our website and reservation system must be able to accommodate a high volume of traffic and deliver necessary functionality to support our operations. Our automated systems cannot be completely protected against events that are beyond our control, such as natural disasters, telecommunications failures, malware, ransomware, security breaches or cybersecurity attacks. Although we have implemented security measures and have information systems disaster recovery plans in place, we cannot assure investors that these measures are adequate to prevent disruptions or losses. Substantial or repeated website, reservations system, or telecommunication system failures could decrease the attractiveness of our services. Any disruption to these systems could result in the loss of important data and revenue, increase in expenses, and harm to our business.

Unfavorable economic conditions may adversely affect travel from our markets to our leisure destinations.

The airline industry is particularly sensitive to changes in economic conditions. Unfavorable U.S. economic conditions have historically driven changes in travel patterns and have resulted in reduced discretionary spending for leisure travel. Unfavorable economic conditions could impact demand for airline travel in our underserved cities to our leisure destinations. During difficult economic times, we may be unable to raise prices in response to fuel cost increases, labor, or other operating costs, which could adversely affect our results of operations and financial condition.

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

Our debt and finance lease obligations as of December 31, 2025 totaled $1.80 billion net of related costs. In addition, we are party to a purchase agreement with The Boeing Company to purchase 50 Boeing 737 MAX aircraft, of which 16 have been delivered as of December 31, 2025 and the remaining 34 are expected to be delivered through 2028. Upon the closing of the proposed acquisition of Sun Country, we will be required to pay more than $200 million in cash as part of the purchase price and certain other commitments of Sun Country. In addition, we will be required to pay a pilot retention bonus upon ratification of a collective bargaining agreement with our pilot group, for which we have accrued $235.9 million as of December 31, 2025. This indebtedness, the Boeing purchase agreement, the proposed acquisition of Sun Country and related expenditures, the payment of the accrued pilot retention bonus, and other commitments with debt service and fixed charge obligations could:

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

As of December 31, 2025, the principal balance of our Senior Secured Notes due 2027 (the "Senior Secured Notes") was $403.0 million. This loan agreement and one of our revolving credit facilities contain covenants limiting our ability to, among other things, make certain types of restricted payments, including paying dividends, incur debt or liens, merge or consolidate with others, dispose of assets, enter into certain transactions with affiliates, engage in certain business activities or make certain investments. In addition, one of our revolving credit facilities contains financial covenants, including requiring us, at the end of each calendar quarter in which the facility is drawn to a certain extent, to maintain a maximum total leverage ratio and to maintain a minimum aggregate amount of liquidity of $300.0 million. We have pledged our assets to secure the Senior Secured Notes and revolving credit facility with the exception of aircraft, aircraft engines, and certain other exceptions. This will limit our ability to obtain debt secured by these pledged assets while these loans are outstanding.

These loan agreements contain various events of default (including failure to comply with the covenants under these loan agreements), and upon an event of default the lenders may, subject to various cure rights, require the immediate payment of all amounts outstanding under the these loans.
As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during difficult times or to take advantage of new business opportunities.

Any inability to obtain financing for aircraft under contract could harm our fleet growth plan.

When necessary, we finance our aircraft through debt financing. As of February 1, 2026, we have secured revolving lines of credit for up to $250.0 million to offset the risk that financing may not be available on acceptable terms when needed. While we believe debt financing will be available for the aircraft we intend to acquire, we cannot provide assurance that we will be able to secure such financing on terms attractive to us or at all. To the extent we cannot secure such financing on acceptable terms or at all, we may be required to modify our aircraft acquisition plans, incur higher than anticipated financing costs, or use more of our cash balances for aircraft acquisitions than we currently expect.

Our maintenance costs may increase as our fleet ages.

Although we introduced new Boeing 737 MAX aircraft to our fleet in late 2024, the average age of the Airbus aircraft in our fleet as of February 1, 2026 was 17.2 years, which is older than the fleets of many other carriers. In general, maintenance costs increase as aircraft age and may be higher than the costs associated with newer aircraft. Older aircraft typically require more frequent and more extensive inspections, repairs and component overhauls, and may experience higher levels of unscheduled maintenance.

As our aircraft age, additional requirements may also arise to maintain airworthiness and support safe operations. FAA regulations, including aging aircraft airworthiness directives, can require enhanced inspection programs and other maintenance actions that may increase both the scope and frequency of work performed, and these requirements may vary by aircraft and engine type. In addition, we may need to incorporate modifications, service bulletins, software updates or other enhancements recommended by original equipment manufacturers (OEMs) or identified through operational experience, including issues discovered during routine inspections or in day-to-day operations. These actions can increase maintenance expense, extend out-of-service time and reduce aircraft utilization.

Our fleet configuration may further increase maintenance complexity and cost. Operating and maintaining multiple aircraft types and configurations can increase the complexity of maintenance planning and scheduling, engineering support, inventory management, and technician training, and may require specialized tooling and capabilities. We may also be required to comply with future changes in laws, regulations or airworthiness directives. We cannot assure investors that our maintenance costs will not increase or exceed our expectations.

As our aircraft age and maintenance events become more extensive, we expect to rely more heavily on third-party MRO (maintenance, repair and overhaul) facilities to perform certain work. The MRO market has experienced capacity and resource constraints, and the providers we use may not have sufficient capacity to accommodate our maintenance needs on the timelines we require. If third-party providers experience capacity limitations, labor or parts shortages, or other performance issues, our maintenance events may become more costly, maintenance may be delayed, and fewer aircraft may be available for scheduled service, which could disrupt our operations and adversely affect our business, results of operations and financial condition.

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

Our business depends upon the efforts of our chief executive officer, Gregory Anderson, and a small number of executive management personnel. We do not currently maintain key-man life insurance on Mr. Anderson or any other executives. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our reputation and brand could be harmed if various stakeholders are not satisfied with our sustainability disclosures, goals and progress.

We operate in a public-facing industry dependent on fossil fuels to a large extent. Sustainability has become a more prominent focus for public companies, such as the State of California adopting rules that mandate GHG emissions reporting and climate risk assessment disclosures. Although we intend to comply with any legal requirements, our brand and reputation may suffer if our stakeholders are not satisfied with our sustainability disclosures, the goals we have set in that area or our progress toward meeting those goals.

Failure to achieve our environmental, social and governance goals and public pressure from investors or policy groups' perception of the environmental impact of air travel could also adversely impact our reputation and brand. Our ability to meet our environmental goals depends on various actions from third parties outside of our control. These include policy changes from federal and state governments, significant capital investment from third parties and research and development from manufacturers and other stakeholders, all to support or incentivize pursuit of commercially viable sustainable fuel alternatives or new technologies to support the industry's achievement of its carbon abatement goals. Additionally, meeting our environmental goal will require the adoption of sustainable aviation fuels (SAF), the supply of which currently falls short of the aviation industry requirements and would likely be commercially viable only with support and incentives from governmental initiatives.

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

The airline industry is highly competitive and future competition in our underserved markets could harm our business.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to incur significant expenditures. FAA requirements cover, among other things, cockpit voice recorder durations, retirement of older aircraft, fleet integration of newer aircraft, safety management systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, aircraft weight and payload limits, assumed average passenger weight, employee drug and alcohol testing, pilot training and certification, pilot and flight attendant duty time limitations, and increased inspection and maintenance procedures to be conducted on aging aircraft. The future cost of complying with these and other laws, rules and regulations, including new federal legislative and DOT regulatory requirements in the consumer-protection area, cannot be predicted and could significantly increase our costs of doing business.

Over the past 15 years, the DOT has adopted revisions and expansions to a variety of its consumer protection regulations and policies. Additional expanded regulations proposed by DOT took effect in 2024 and January 2025 as did new consumer protection legislation passed by Congress. These new consumer protection rules and legislation have imposed additional costs on our business by requiring the development of new technological and operational systems. While we do not currently anticipate significant new consumer protection rules or legislation during the current Presidential administration and Congress, and indeed DOT has stated it will not enforce, and plans to rescind, some existing consumer protection rules, we are subject to fines or other enforcement actions if the DOT believes we are not in compliance with current regulations or with the federal consumer protection laws administered by the DOT. Even if our actions or practices are found to be compliant, we could incur substantial costs defending our actions or practices.

Federal funding to airports and/or airport bond financing could be affected through future deficit reduction legislation, which could result in higher fees, rates, and charges at many of the airports we serve. Additionally, from time to time, legislative proposals have been made to re-regulate the airline industry in varying degrees - for example, to specify minimum seat-size and legroom requirements - which if adopted could affect our costs materially. While we do not anticipate such legislation from the current U.S. Congress, a mandatory five-year validity of airline vouchers and credits issued for flight cancellations and significantly delayed flights, and substantially increased civil penalties for noncompliance by airlines with consumer-protection and other regulatory requirements became law in 2024.

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

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our articles of incorporation and bylaws restrict voting of shares of our capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require no more than 25 percent of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors be U.S. citizens. Our bylaws provide that no shares of our capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which we refer to as the foreign stock record. Our bylaws further provide that no shares of our capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. Registration on the foreign stock record is made in chronological order based on the date we receive a written request for registration. Non-U.S. citizens will be able to own and vote shares of our common stock only if the combined ownership by all non-U.S. citizens does not violate these requirements.

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

We have implemented processes and procedures for the assessment, identification, and management of material risks from cybersecurity threats. These processes implement both qualitative and quantitative measurements that have been integrated into our overall risk management process. In evaluating cybersecurity incidents and risks, management assesses materiality by considering both quantitative and qualitative factors, including the potential impact on our operations, results of operations, customer relationships, regulatory obligations, reputation, and the sensitivity of the data involved.

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

As a publicly traded company and given the industry in which we operate, we have established a risk-based strategy informed by recognized cybersecurity and risk management frameworks and applicable regulatory requirements, including, where relevant, NIST CSF, PCI, and other industry standards. We use the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet all of the technical standards, specifications or requirements under any of these frameworks. Achieving compliance with any cybersecurity standard does not guarantee that controls cannot be broken, bypassed, or circumvented by zero-day vulnerabilities, or malicious threat actors.

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
•Insider Threats – We maintain an insider threat program, designed to identify, assess, and address potential risks from within Allegiant. Our program seeks to evaluate potential risks consistent with industry best practices, customer requirements and applicable law, including privacy and other considerations.
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

We maintain an incident response and escalation framework designed to enable timely identification, containment, investigation, and remediation of cybersecurity incidents. This framework includes defined escalation protocols involving senior management, legal, finance, and our disclosure controls and procedures to assess potential reporting obligations and communications, including notification to the board.

Disclosure of Identified Risks

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

Board Oversight of Cybersecurity Risks

Our board is responsible for overseeing our enterprise risk management activities in general. The appropriate committees assist the board in the role of risk oversight. Our chief information security officer (CISO) presents a quarterly update to the full board, including an update on our risk management process and risk trends related to cybersecurity.

Management’s role in Managing Cybersecurity Risks

We have a dedicated cybersecurity team, composed of individuals with a diverse set of information security, cybersecurity, and governance, risk and compliance backgrounds, collectively giving our cybersecurity program significant experience. Our CISO leads our day-to-day data security and customer privacy efforts — overseeing operations, cybersecurity, privacy risk and compliance. The CISO, who has more than 20 years of experience, reports regularly to our President & CFO (chief financial officer), monthly to the risk and compliance committee (consisting of executive leadership), and quarterly to our board.

Item 2. Properties

Aircraft

The following table summarizes our total in-service aircraft as of December 31, 2025:

Aircraft Type	Number of In-Service Aircraft	Seating Capacity (per aircraft)	Age Range (years)	Average Age in Years
Airbus A319	28	156	18-21	20.3
Airbus A320	79	177 / 180	7-28	14.8
Boeing 737-8200	16	190	0-1	<1
Total aircraft	123

Ground Facilities

We lease facilities at the majority of our leisure destinations and several other airports we serve. Our leases for terminal passenger service facilities (which include ticket counter and gate space, and operations support areas) generally have a term ranging from month-to-month to several years, and may typically be terminated with 30 to 90 days' notice. We have also entered into use agreements at each of the airports we serve which provide for non-exclusive use of runways, taxiways, and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

The following details the airport locations we utilize as operational bases as of February 1, 2026:

Airport	Location
Appleton International Airport	Appleton, Wisconsin
Asheville Regional Airport	Fletcher, North Carolina
Bellingham International Airport	Bellingham, Washington
Cincinnati/Northern Kentucky International Airport	Hebron, Kentucky
Des Moines International Airport	Des Moines, Iowa
Destin-Fort Walton Beach Airport	Destin, Florida
Flint Bishop International Airport	Flint, Michigan
Fort Lauderdale-Hollywood International Airport	Fort Lauderdale, Florida
Gerald R. Ford International Airport	Grand Rapids, Michigan
Harry Reid International Airport	Las Vegas, Nevada
Indianapolis International Airport	Indianapolis, Indiana
Lehigh Valley International Airport	Allentown, Pennsylvania
McGhee Tyson Airport	Knoxville, Tennessee
Mesa Gateway Airport	Mesa, Arizona
Nashville International Airport	Nashville, Tennessee
Orlando Sanford International Airport	Sanford, Florida
Pittsburgh International Airport	Pittsburgh, Pennsylvania
Provo Airport	Provo, Utah
Punta Gorda Airport	Punta Gorda, Florida
Sarasota Bradenton International Airport	Sarasota, Florida
Savannah/Hilton Head International Airport	Savannah, Georgia
St. Petersburg-Clearwater International Airport	St. Petersburg, Florida

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

Our primary corporate offices are located in Las Vegas, where we own approximately 9 acres of property containing approximately 211,000 square feet of office space.

We also lease and/or own other facilities in Nevada and Florida, with approximately 370,000 square feet of space used for training and other corporate purposes. These leases expire between 2036 and 2043.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on the Nasdaq Global Select Market (symbol: ALGT). On February 13, 2026, the last sale price of our common stock was $111.30 per share. The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2025
1st Quarter	$107.57	$49.62
2nd Quarter	60.89	39.80
3rd Quarter	67.34	42.56
4th Quarter	93.00	57.11
2024
1st Quarter	$83.82	$65.59
2nd Quarter	75.21	46.90
3rd Quarter	58.55	36.09
4th Quarter	94.53	53.62

As of February 13, 2026, there were approximately 160 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(2)(3)
Equity compensation plans approved by security holders(1)	—	N/A	1,390,562

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as available for future issuance under equity compensation plans exclude 171,256 shares of unvested restricted stock awards as all restricted stock awards are deemed to have been issued.
(3)Our 2022 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 695,281 shares of restricted stock are remaining for future issuance under the 2022 Long-Term Incentive Plan.

Dividend Policy

We paid a quarterly dividend from 2015 through first quarter 2020 when we suspended all cash dividends upon the onset of the pandemic. We recommenced the payment of quarterly cash dividends in third quarter 2023 until it was suspended in July 2024 in anticipation of capital needs related to our fleet investments. As of December 31, 2025, we have not resumed dividend payments.

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

Our Repurchases of Equity Securities

The following table reflects repurchases of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
October	9,147	$62.46	None
November	—	—	None
December	753	82.24	None
Total	9,900	$63.96	None	$64,694

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the NYSE ARCA Airline Index since December 31, 2020. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020 and that all dividends are reinvested. Stock price performance for the historical periods presented is not necessarily indicative of future results.

250
225
200
175
150
125
100
75
50
25
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2025 and 2024. Unless otherwise expressly stated, for discussion and analysis of 2024 and a comparison of our 2024 results to 2023 results, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Also discussed is our financial position as of December 31, 2025 and 2024. Investors should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements. Please refer to the section entitled “Disclosure Regarding Forward-Looking Statements” at the beginning of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

2025 Highlights

•In January 2026, announced a definitive merger agreement under which Allegiant plans to acquire Sun Country Airlines
•Record total airline-only operating revenue of $2.5 billion, up 4.3 percent year-over-year
•Achieved controllable completion of 99.9% for the year
•Airline-only operating CASM, excluding fuel and special charges of 8.04 cents, down 6.1 percent as compared with full-year 2024, on capacity growth of 12.6 percent
•During the year, expanded the network by announcing 54 new routes, including service to eight new cities:
Atlantic City (NJ), Burbank (CA), Columbia (MO), Fort Myers (FL), Huntsville (AL), La Crosse (WI), Philadelphia (PA), and Trenton (NJ)
•Ranked 2nd best airline among major US carriers in the Wall Street Journal's "The Best and Worst Airlines of 2025"
•The only US Airline named by Newsweek as one of America's Most Loved Brands 2025
•Named Best Airline Credit Card by USA TODAY's Readers' Choice Awards for the seventh consecutive year and Best Frequent Flyer Program by USA TODAY's Readers' Choice Awards for the second consecutive year
•$139.6 million in total co-brand credit card remuneration received from Bank of America, up 3.6 percent from the prior year
•Ended the year with 21 million total active Allways Rewards members
•Completed the sale of Sunseeker Resort on September 4, 2025
•Published the company's fourth annual sustainability report

AIRCRAFT

Operating Fleet

The following table sets forth the number and type of aircraft in service and operated by us as of the dates indicated. All of the aircraft in our fleet as of December 31, 2025 are owned by us except as indicated in the footnotes to the table:

	As of December 31,
	2025	2024	2023
A320(1)	79	87	92
A319(2)	28	34	34
737-8200	16	4	—
Total	123	125	126

(1)Includes 23 aircraft under finance lease and 9 aircraft under operating lease as of December 31, 2025, and 23 aircraft under finance lease and 13 aircraft under operating lease as of December 31, 2024 and December 31, 2023. As of December 31, 2025, excludes three aircraft under operating lease which have been removed from service pending redelivery.
(2)As of December 31, 2025, excludes three aircraft under operating lease which have been removed from service pending redelivery. Includes four aircraft under operating lease as of December 31, 2024, and December 31, 2023.

As of December 31, 2025, we are party to forward purchase agreements for 34 aircraft with 11 deliveries expected in 2026, 15 in 2027, and the remainder in 2028. The timing of these deliveries is based on management's best estimates and differs from the contract in place. Refer to Part I - Item 2. Properties for further detail regarding our aircraft fleet.

NETWORK

As of February 1, 2026, and including service announcements through that date, we were selling travel on 578 routes to 126 cities in 42 states. These include 39 routes scheduled to begin service in 2026.

Network growth in the future will continue to be affected by timing of aircraft deliveries, aircraft in heavy maintenance, airport construction and disruptions, trends in domestic, leisure air travel demand and other factors. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no nonstop service. Our total number of origination cities and leisure destinations were 91 and 35, respectively, as of February 1, 2026, including announced routes.

Our unique model is predicated on expanding and contracting capacity to meet seasonal leisure travel demands.

The following table shows the number of leisure destinations and cities served as of the dates indicated (includes cities served seasonally):

	As of December 31,
	2025	2024	2023
Leisure destinations	34	34	33
Origination cities	88	87	91
Total cities	122	121	124

Total routes	540	541	544

TRENDS

Proposed Acquisition of Sun Country Airlines

In January 2026, we entered into an agreement to acquire Sun Country subject to satisfaction of customary closing conditions, including each company's receipt of certain shareholder approvals and regulatory reviews and approvals. See Item 1. Business - "Announced Acquisition of Sun Country Airlines." We believe the proposed transaction aligns with our long-term strategic objectives and is expected to enhance our network breadth, operational flexibility, and ability to respond to demand shifts, while supporting scheduled service, charter and cargo operations of both airlines. We believe the combination of our two financially strong leisure carriers in the U.S. will create benefits for customers, communities, employees, and partners by enhancing stability, expanding opportunities, and enabling continued investment and innovation. There are several risks associated with whether or not the transaction will close and also with respect to future operations if the transaction does close. See Item 1A. Risk Factors - "Risks Related to our Proposed Acquisition of Sun Country Airlines Holdings, Inc.” Future results of operations will be affected by the timing of regulatory approvals, integration considerations, transaction costs and other factors.

Business and Macroeconomic Conditions

Consumer confidence vacillated during 2025, which along with other macroeconomic and airline industry events, initially contributed to a general decline in consumer spending and, in particular, softened demand for domestic, leisure air travel. Although demand fluctuates, macroeconomic uncertainty persists, driven by factors such as trade policies and tariffs. These factors have impacted our fares, load factors, and profitability. Our results of operations may continue to be impacted while these conditions persist. We continue to monitor how these factors could impact our business and take steps to mitigate their effect on our business.

Aircraft Fuel

The cost of fuel is volatile, as it is subject to many economic and geopolitical factors we can neither control nor predict. Significant increases in fuel costs could materially affect our operating results and profitability. We have not sought to use financial derivative products to hedge our exposure to fuel price volatility, nor do we have any plans to do so in the future.

Elevated fuel costs in the future may impact our overall cost structure and operating results.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We have taken delivery of 16 MAX aircraft from this order and all 16 aircraft are currently in revenue service. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

There continues to be regulatory focus on increasing quality control standards at Boeing and its suppliers with the aim of stabilizing aircraft production. These factors and the requirements for Boeing to obtain routine and necessary regulatory approvals could delay deliveries to us beyond management's current expectations. Although the contract provides for more deliveries, at this time, we currently expect eleven aircraft to be delivered to us in 2026. Further delays in aircraft deliveries will impact our ability to schedule additional growth in late 2026 and beyond.

Union Negotiations

The collective bargaining agreement with our pilots has been amendable since 2021. We and the International Brotherhood of Teamsters ("IBT") jointly requested the mediation services of the National Mediation Board in January 2023 to assist with the negotiations. The mediation process with the NMB is continuing. At this time, the announced acquisition of Sun Country has not changed the mediation process.

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

For the year ended December 31, 2025, we recorded estimated pilot retention bonus accruals of $89.8 million bringing the total accrual to $235.9 million at year end, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

Network Expansion

We have identified more than 1,400 incremental routes as opportunities for future network growth, with approximately 75 percent of these additional routes having no current nonstop service. Our ability to add significant numbers of new routes has been constrained in recent years by aircraft availability, flight crew staffing, high fuel costs, economic conditions and other factors. During 2026, we expect to continue focusing on the strategic utilization of our fleet, particularly during peak demand periods with only minimal scheduled service growth expected at this time. We anticipate that projected fleet growth after 2026 will provide additional flexibility to pursue network expansion opportunities.

Sunseeker Resort

In September 2025, we completed the sale of Sunseeker Resort. The sale aligns with our strategic focus on our core Airline operations.

Our Operating Expenses

A brief description of the items included in our operating expense line items follows.

Salaries and benefits expense includes wages, salaries, employee bonuses and pilot retention bonus accruals, as well as expenses associated with employee benefit plans, stock compensation expense related to equity grants, and employer payroll taxes. Salaries and benefits expense also includes such costs for Sunseeker Resort personnel through the sale of the Resort in September 2025.

Aircraft fuel expense includes the cost of aircraft fuel, fuel taxes, into plane fees and airport fuel flowage, storage or throughput fees.

Station operations expense includes the fees charged by airports for the use or lease of airport facilities and fees charged by third party vendors for ground handling services, commissary expenses, and other related services. Station operations expense also includes most of our irregular operations costs.

Depreciation and amortization expense includes the depreciation of all owned fixed assets, including aircraft and engines, Sunseeker Resort assets (until determined to be an asset held for sale in June 2025), and assets recorded in connection with finance leases. Also included is the amortization of heavy maintenance expenses on our aircraft and engines, which are capitalized under the deferral method of accounting and amortized as a component of depreciation and amortization expense over the estimated period until the next scheduled major maintenance event.

Maintenance and repairs expense includes all parts, materials and spares required to maintain our aircraft. Also included are fees for repairs performed by third party vendors.

Sales and marketing expense includes all advertising, promotional expenses, sponsorships, travel agent commissions, debit and credit card processing fees associated with the sale of scheduled service and air-related ancillary charges. Prior to the sale of Sunseeker Resort on September 4, 2025, sales and marketing expense also included costs related to advertising and marketing for the Resort, and credit card processing fees for Resort bookings.

Aircraft lease rentals expense consists of the cost of leasing aircraft under operating leases with third parties as well as the cost for sub-service which may be utilized in order to accommodate passengers in the event of operational disruption.

Other expense includes travel and training expenses for crews and ground personnel, facility lease expenses, professional fees, personal property taxes, information technology consulting, the cost of passenger liability insurance, aircraft hull insurance and all other insurance policies, excluding employee welfare insurance. Additionally, this expense includes gains and losses on disposals of aircraft and other equipment, and all other administrative and operational overhead expenses not included in other line items above.

Special charges for 2025 include expenses related to organizational restructuring driven by reduced air travel demand amid heightened macroeconomic uncertainty, accelerated amortization and disposal of software identified for redevelopment, costs related to the proposed acquisition of Sun Country Airlines, and charges related to the sale of Sunseeker Resort. Additional special charges in 2025, 2024, and 2023 include costs associated with the accelerated retirement of 24 airframes to align with planned 737 MAX aircraft deliveries, a ratification bonus for our flight attendants in 2024, an impairment charge in 2024 for Sunseeker Resort, as well as losses incurred at the Resort from hurricanes and other severe weather events, net of insurance recoveries.

RESULTS OF OPERATIONS

2025 compared to 2024

Operating Revenue

	Year Ended December 31,		Percent Change
Operating Revenues (in thousands)	2025	2024	YoY
Passenger	$2,324,348	$2,217,059	4.8%
Third party products	143,188	142,128	0.7
Fixed fee contracts	77,647	80,660	(3.7)
Resort and other	61,396	72,742	(15.6)
Total operating revenues	$2,606,579	$2,512,589	3.7

Passenger revenue. Passenger revenue increased $107.3 million or 4.8 percent in 2025 compared to 2024, driven by a 10.5 percent increase in scheduled service passengers on a 13.1 percent increase in scheduled service departures. The increase in scheduled service passengers was offset by a 5.3 percent decrease in scheduled service total fare, which largely resulted from a 12.3 percent decline in average base fare due to demand softness in the industry. This decrease was partially offset by a 1.9 percent increase in average fare for air-related charges. Over the last year, revenues for air-related charges have been bolstered by sales of our Allegiant Extra product. Since December 31, 2024, we have configured an additional 31 aircraft with the extra legroom seating for our Allegiant Extra offering, bringing the total number to 87 aircraft as of December 31, 2025. The restoration of functionality around our third party bundled product offering, which began in late 2024, has also contributed to ancillary revenue increases over the last year.

Third party products revenue. Third party products revenue increased $1.1 million or 0.7 percent in 2025 compared to 2024. The increase was driven by a $3.8 million increase in revenue from sales of a third party travel insurance product, as well as a $1.4 million increase from sales of rental cars. These increases were partially offset by a $3.7 million decrease in the marketing component of co-brand revenue as certain bonus compensation was phased out in late 2024 and a decline in revenue from sales of hotel rooms.

Fixed fee contract revenue. Fixed fee contract revenue decreased $3.0 million or 3.7 percent in 2025 compared to 2024. While fixed fee departures were consistent year over year, revenue per departure declined due to operating a higher proportion of ad-hoc charter flights, which generated lower fuel pass through contributions (the fuel pass throughs being accounted for as revenue) driven by the decrease in average fuel prices year over year.

Resort and other revenue. Resort and other revenue decreased $11.3 million or 15.6 percent primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately four fewer months of revenue included in 2025 compared to 2024.

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

	Year Ended December 31,				Percent Change
Airline Unitized Costs (in cents)	2025		2024		YoY
Salaries and benefits	3.77	¢	4.06	¢	(7.1)%
Aircraft fuel	2.99		3.31		(9.7)
Station operations	1.39		1.44		(3.5)
Depreciation and amortization	1.13		1.22		(7.4)
Maintenance and repairs	0.70		0.66		6.1
Sales and marketing	0.44		0.52		(15.4)
Aircraft lease rentals	0.17		0.12		41.7
Other	0.44		0.54		(18.5)
Special charges	0.21		0.24		(12.5)
Airline operating CASM	11.24	¢	12.11	¢	(7.2)
Airline operating CASM, excluding fuel	8.25	¢	8.80	¢	(6.3)
Airline operating CASM, excluding fuel and special charges	8.04	¢	8.56	¢	(6.1)

Airline operating CASM, excluding fuel and airline special charges. Airline operating CASM, excluding fuel and airline special charges, decreased by 6.1 percent to 8.04 ¢ from 8.56 ¢ in 2024. The primary driver of the CASM-ex decrease was a 12.6 percent increase in ASMs, as we grew into our existing infrastructure. In particular, we achieved the increased capacity with no increase to the average number of aircraft in service. A majority of expense line items were lower on a per ASM basis due in part to the increase in capacity. With limited ASM growth currently expected in 2026, CASM-ex is expected to increase to some extent during the year.

Salaries and benefits expense. Airline salaries and benefits expense increased $34.8 million or 4.5 percent in 2025 compared to 2024. The increase was primarily attributable to an increase in flight crew wages as the result of a 13.5 percent increase in total block hours flown resulting in part from our efforts to increase peak period utilization to pre-pandemic levels. Additionally, average flight crew wages increased due to an increase in average tenure. These increases were partially offset by savings from the organizational restructuring implemented in April 2025.

Salaries and benefits expense at Sunseeker Resort decreased by $21.6 million or 43.9 percent primarily due to the sale of the Resort on September 4, 2025, resulting in approximately four fewer months of expense included in 2025 compared to 2024. In addition, during the period prior to the sale, average full-time equivalent employees declined as certain functions were outsourced and staffing levels were strategically adjusted to align with operational needs.

Aircraft fuel expense. Aircraft fuel expense increased $12.0 million or 1.9 percent in 2025 compared to 2024. The increase was primarily driven by a 10.4 percent increase in fuel gallons consumed, attributable to a 12.6 percent increase in total system ASMs. This increase was partially offset by a 7.6 percent decrease in average fuel cost per gallon. Fuel efficiency improved by 1.9 percent year over year.

Station operations expense. Station operations expense increased $24.7 million or 9.1 percent in 2025 compared to 2024. The increase was primarily driven by a 12.7 percent year-over-year increase in total system departures that resulted in a corresponding rise in airport and landing fees, ground handling, deicing costs, and other stations-related expenses. In addition, station operations expense increased due to higher rent expense resulting from rate increases at multiple stations. These increases were partially offset by a reduction in passenger compensation expense resulting from fewer irregular operations events compared to the prior year as our controllable completion increased to 99.9 percent in 2025.

Depreciation and amortization expense. Airline depreciation and amortization expense increased $10.2 million or 4.4 percent in 2025 compared to 2024. This increase was primarily attributable to the addition of 12 new aircraft from our 737 MAX order, which were placed into service during 2025. Additionally, there was an increase in software amortization resulting from the airline's implementation of new enterprise resource planning systems throughout 2024 and 2025. These increases were partially offset by decreases in depreciation and heavy maintenance amortization associated with the retirement of six Airbus airframes during 2025.

Sunseeker Resort depreciation and amortization decreased by $19.3 million in 2025 compared to 2024. Depreciation of the Resort's assets ceased upon meeting held-for-sale classification criteria in June 2025. In addition, depreciation expense recorded during the first half of 2025 was lower than the same period in 2024 as a result of an impairment charge recorded in fourth quarter 2024 which reduced the carrying amount of Resort assets.

Maintenance and repairs expense. Maintenance and repairs expense increased by $24.5 million or 19.5 percent in 2025 compared to 2024, primarily as the result of the 12.6 percent increase in capacity. The increase was further driven by higher volumes of certain rotable part repairs and expendable consumption, as well as an increase in drop-in engine repairs during

2025. Maintenance and repairs expense was also impacted by tariffs and repairs to aircraft that we plan to return from operating leases.

Sales and marketing expense. Airline sales and marketing expense decreased by $4.2 million or 4.2 percent in 2025 compared to 2024 driven by a decrease in sponsorship expenses and a decrease in credit card processing fees. Notably, credit card processing fees decreased year over year, despite an increase in passenger revenue. We have made strategic efforts throughout the year to manage card processing fees, including adding a new payment option for our customers and migrating to a lower-fee card processor for our buy-on-board transactions.

Sunseeker Resort sales and marketing expense decreased by $2.7 million or 37.9 percent in 2025 compared to 2024 primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately four fewer months of expense included in the year ended December 31, 2025 compared to 2024.

Aircraft lease rentals. Aircraft lease rental expense increased $12.9 million or 54.8 percent in 2025 compared to 2024. The increase is attributable to estimated lease return costs we began to accrue in second quarter 2025 for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Other operating expense. Airline other operating expense decreased by $9.7 million or 9.5 percent in 2025 compared to 2024, reflecting reductions across several expense categories as a result of continued cost-management initiatives. These decreases were driven by lower corporate and crew travel, reduced crew administration and training costs, decreased legal expense, and lower corporate administrative costs during 2025. Other operating expenses were also impacted by gains and losses on sales of assets in each year.

Sunseeker Resort other operating expense decreased $14.3 million or 29.6 percent in 2025 compared to 2024 primarily due to the sale of Sunseeker Resort on September 4, 2025, resulting in approximately four fewer months of expense included in the year ended December 31, 2025 compared to 2024.

Special charges. Airline special charges were $43.5 million in 2025. Special charges included $8.0 million of accelerated depreciation on airframes identified for early retirement, $12.1 million related to corporate restructuring charges, $19.3 million related to accelerated amortization and disposal of certain internal-use software designated for redevelopment, and $4.1 million for initial professional services and other costs related to the proposed acquisition of Sun Country.

Sunseeker Resort special charges were $94.2 million in 2025, which primarily related to the sale of the Resort and the associated Aileron Golf Course. This included an asset write-down charge of $100.4 million, slightly offset by $2.1 million in other items and adjustments associated with the sale. Special charges also included further offsets of $4.2 million for net insurance recoveries received during 2025, related to previous damage from weather events. Refer to Note 15 in the consolidated financial statements for additional information on the sale of Sunseeker Resort.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, increased by $23.9 million or 35.6 percent, compared to 2024. The increase was primarily driven by a $27.8 million decrease in capitalized interest resulting from the delivery of 12 aircraft from our 737 MAX order since December 31, 2024, as interest on the related acquisition debt is no longer eligible for capitalization. In addition, we recognized $7.9 million of losses on debt extinguishment, primarily associated with the early repayment of various debt instruments during 2025, including $3.4 million related to the repayment of the Sunseeker construction loan, all of which are reflected in interest expense. These increases were partially offset by a $14.1 million or 9.0 percent decrease in interest expense attributable to a lower average outstanding debt balance year over year and a reduction in the weighted‑average variable interest rate on our debt compared to 2024.

Income taxes

We recorded a $10.2 million tax benefit in 2025 compared to a $68.2 million tax benefit in 2024. The effective tax rates for 2025 and 2024 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences.

2024 compared to 2023

The comparison of our 2024 results to 2023 results is included in our Annual Report on Form 10-K for the year ended December 31, 2024, under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Airline Operating Statistics

The following table shows the airline operating statistics for the last three years.

	For the Year Ended December 31,
Airline operating statistics (unaudited):	2025		2024		2023
Total system statistics:
Passengers	18,737,151		16,982,836		17,342,236
Available seat miles (ASMs) (thousands)	21,369,532		18,984,711		18,772,110
Airline operating expense per ASM (CASM) (cents)	11.24	¢	12.11	¢	12.02	¢
Fuel expense per ASM (cents)	2.99	¢	3.31	¢	3.71	¢
Airline special charges per ASM (cents)	0.21	¢	0.24	¢	0.19	¢
Airline operating CASM, excluding fuel and special charges (cents)	8.04	¢	8.56	¢	8.12	¢
Departures	137,039		121,580		120,525
Block hours	327,440		288,407		285,453
Average stage length (miles)	887		887		882
Average number of operating aircraft during period	124.8		124.7		125.2
Average block hours per aircraft per day	7.2		6.3		6.2
Full-time equivalent employees at end of period	5,616		5,991		5,643
Fuel gallons consumed (thousands)	251,049		227,345		224,996
ASMs per gallon of fuel	85.1		83.5		83.4
Average fuel cost per gallon	$2.55		$2.76		$3.09
Scheduled service statistics:
Passengers	18,518,653		16,765,283		17,143,870
Revenue passenger miles (RPMs) (thousands)	16,947,654		15,303,737		15,639,329
Available seat miles (ASMs) (thousands)	20,679,905		18,314,867		18,208,820
Load factor	82.0%		83.6%		85.9%
Departures	131,668		116,441		116,044
Block hours	316,137		277,626		276,313
Average seats per departure	175.4		176.0		176.3
Yield (cents)(1)	6.22	¢	7.11	¢	7.59	¢
Total passenger revenue per ASM (TRASM) (cents)(2)	11.93	¢	12.88	¢	13.38	¢
Average fare - scheduled service(3)	$56.89		$64.89		$69.25
Average fare - air-related charges(3)	$68.62		$67.35		$66.33
Average fare - third party products	$7.73		$8.48		$6.57
Average fare - total	$133.25		$140.72		$142.15
Average stage length (miles)	893		893		888
Fuel gallons consumed (thousands)	242,673		219,061		218,129
Average fuel cost per gallon	$2.54		$2.76		$3.09
Percent of sales through website during period	92.3%		93.6%		95.8%
Other Data:
Rental car days sold	1,347,975		1,306,775		1,377,710
Hotel room nights sold	122,780		196,605		249,933
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $838.5 million at December 31, 2025, from $832.9 million at December 31, 2024. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of December 31, 2025, we had $250.0 million of undrawn capacity under revolving credit facilities, plus another $25.1 million of undrawn capacity under a PDP financing facility.

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

Our operating cash flows and long-term debt borrowing have allowed us to invest in our fleet renewal. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, and for the proposed acquisition of Sun Country and related expenditures.

Our share repurchase authority at December 31, 2025 is $64.7 million. During the first quarter of 2025, we made $11.0 million of open market share repurchases. We did not repurchase any shares on the open market during the second, third, or fourth quarters of 2025. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

We believe we have more than adequate liquidity resources through our cash, cash equivalents and short term investment balances, financing commitments, our undrawn capacity under existing credit facilities, operating cash flows and anticipated access to liquidity, to meet our current contractual obligations and remain in compliance with the debt covenants in our existing financing agreements for the next 12 months. We will continue to consider raising funds through debt financing as needed to fund capital expenditures.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, decreased from $2.08 billion as of December 31, 2024 to $1.82 billion as of December 31, 2025. During 2025, we borrowed $638.9 million of which $589.0 million was secured by aircraft and aircraft related assets. Additionally, we made principal payments (scheduled principal payments and prepayments) totaling $906.3 million, including $390.2 million of the principal amount of facilities secured by aircraft and aircraft-related assets, $147.0 million of the principal amount of our Senior Secured Notes, a $100.0 million prepayment of the remaining principal balance of our Sunseeker construction loan, and $263.1 million related to our unsecured debt and PDP financing.

As of December 31, 2025, approximately 58.8 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities.
During 2025, we generated cash flows from operations of $389.8 million, compared to $338.5 million during 2024.
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

Salaries and Benefits. Salaries and benefits expense represents our single largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period that they are incurred with the exception of our pilot retention bonus, which will be paid to all pilots after ratification of a new collective bargaining agreement. At December 31, 2025 and 2024, we have recorded a liability of $235.9 million and $146.1 million, respectively, in relation to the pilot retention bonus, including related payroll taxes.

Fuel. Fuel expense is our second largest expense. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During 2025, we increased our year over year flying capacity by 12.6 percent, which led to a 10.4 percent increase in fuel gallons consumed and a $12.0 million increase in fuel expense. This increase was partially offset by a 7.6 percent decrease in average fuel cost per gallon.

Investing Activities.

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During 2025, we had $105.2 million of net investment purchases (net cash outflows) compared to $196.5 million of net investment maturities (net cash inflows) during 2024.

Capital Expenditures. Capital expenditures for 2025 and 2024 (including aircraft pre-delivery deposits) were $387.6 million and $335.2 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During 2025, we took delivery of 12 aircraft, and as of December 31, 2025, we have firm commitments to purchase 34 more aircraft.

Proceeds from Sale of Assets. During 2025, we received $266.7 million in proceeds from the sale of assets, which included $189.9 million from the sale of Sunseeker Resort, which was completed on September 4, 2025. During 2024, proceeds from the sale of assets totaled $86.2 million.

Financing Activities.

Long-Term Debt and Finance Leases. During 2025 and 2024, we received proceeds of $638.9 million and $387.0 million, respectively, from issuances of new debt, driven by our aircraft acquisition activity. In the same periods, we made principal payments (scheduled principal payments and prepayments) totaling $906.3 million and $585.5 million, respectively, on long term debt and finance lease obligations. We had heightened debt repayment activity in 2025 due to the prepayment of the Sunseeker construction loan, refinancing of our pre-delivery deposit loans upon aircraft delivery, redemptions and repurchases (prepayments) of a portion of our 2027 Senior Secured Notes, and prepayments of other aircraft secured debt.

OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual cash obligations and off-balance sheet arrangements as of December 31, 2025 and the periods in which payments are due:

Contractual obligations (in thousands)	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
Long-term debt obligations(1)	$182,976	$767,736	$284,421	$588,923	$1,824,056
Finance lease obligations	51,108	117,016	209,629	126,539	504,292
Operating lease obligations	14,143	22,430	20,399	25,176	82,148
Aircraft acquisition obligations(2)	632,159	671,167	—	—	1,303,326
Total future payments under contractual obligations	$880,386	$1,578,349	$514,449	$740,638	$3,713,822

(1)Long-term debt obligations (including variable interest entities) include scheduled interest payments, using applicable reference rates as of December 31, 2025, and excluding debt issuance costs.
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

During second quarter 2025, we determined that Sunseeker Resort met all of the held for sale accounting criteria. In estimating the fair value of Sunseeker Resort, we relied on an agreed-upon transaction price as the best indicator of the Resort's fair value. The sale of the Resort was completed on September 4, 2025.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense during 2025 represented 24.9 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption during 2025, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $63.2 million. We do not hedge fuel price risk.

Interest Rates

As of December 31, 2025, we had $747.5 million of variable-rate debt, including current maturities and without reduction for $10.8 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $7.4 million during 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Allegiant Travel Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair Value of Debt

As discussed in Note 9 to the consolidated financial statements, the Company’s debt had a carrying value and fair value of $1,413 million and $1,424 million, respectively, as of December 31, 2025. The Company estimates the fair value of debt using a discounted cash flow method, which involves significant judgment in determining the discount rate. Management engaged a third-party specialist to assist in developing the discount rate.

We identified the evaluation of the fair value of debt as a critical audit matter. Complex auditor judgment was required to evaluate the discount rate used in determining the fair value of debt because of the need to involve professionals with specialized skills and knowledge. Changes in the discount rate could have had a significant impact on the fair value of debt.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimation of fair value of debt, including controls over the determination of the discount rate. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it to an independently developed discount rate range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.

Dallas, Texas
February 26, 2026

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$172,696	$285,892
Restricted cash	18,064	16,427
Short-term investments	632,959	495,234
Accounts receivable	57,110	90,407
Expendable parts, supplies and fuel, net of reserve of $14,691 and $12,597	34,431	36,070
Prepaid expenses and other current assets	52,393	67,575
TOTAL CURRENT ASSETS	967,653	991,605
Property and equipment (including $101,712 and $107,290 from VIEs, Note 6), net of accumulated depreciation of $1,178,315 and $1,067,194	2,947,536	3,069,949
Long-term investments	32,823	51,725
Deferred major maintenance, net of accumulated amortization of $170,226 and $165,333	148,506	173,892
Operating lease right-of-use assets, net	63,389	81,218
Deposits and other assets	49,494	61,464
TOTAL ASSETS:	$4,209,401	$4,429,853
CURRENT LIABILITIES
Accounts payable	64,506	62,092
Accrued liabilities	186,019	181,275
Accrued pilot retention bonus	235,887	146,129
Current operating lease liabilities	10,936	20,714
Air traffic liability	363,328	370,915
Current loyalty program liability	39,711	41,510
Current maturities of long-term debt and finance lease obligations (including $13,307 and $12,787 from VIEs, Note 6), net of related costs of $4,245 and $8,287	118,075	454,769
TOTAL CURRENT LIABILITIES	1,018,462	1,277,404
LONG-TERM DEBT AND OTHER NONCURRENT LIABILITIES
Long-term debt and finance lease obligations (including $81,642 and $94,950 from VIEs, Note 6), net of current maturities and related costs of $12,404 and $8,842	1,681,541	1,611,735
Deferred income taxes	305,416	315,593
Noncurrent operating lease liabilities	54,170	62,392
Noncurrent loyalty program liability	37,921	39,201
Other noncurrent liabilities	59,214	34,136
TOTAL LIABILITIES:	$3,156,724	$3,340,461
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized; 25,559,128 and 25,580,445 shares issued; 18,377,737 and 18,407,799 shares outstanding at December 31 2025 and 2024, respectively	26	26
Treasury shares, at cost, 7,181,391 and 7,172,646 shares at December 31, 2025 and 2024, respectively	(682,511)	(678,431)
Additional paid-in capital	771,967	760,600
Accumulated other comprehensive income, net	4,644	3,949
Retained earnings	958,551	1,003,248
TOTAL EQUITY:	$1,052,677	$1,089,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,209,401	$4,429,853

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
OPERATING REVENUES:
Passenger	$2,324,348	$2,217,059	$2,324,397
Third party products	143,188	142,128	112,579
Fixed fee contracts	77,647	80,660	68,548
Resort and other	61,396	72,742	4,333
Total operating revenues	2,606,579	2,512,589	2,509,857
OPERATING EXPENSES:
Salaries and benefits	833,017	819,843	687,803
Aircraft fuel	639,731	627,755	695,871
Station operations	297,549	272,843	256,560
Depreciation and amortization	249,185	258,251	223,130
Maintenance and repairs	149,938	125,430	123,802
Sales and marketing	99,443	106,340	114,616
Aircraft lease rentals	36,488	23,573	24,948
Other	126,356	150,399	133,501
Special charges, net of recoveries	137,705	368,131	28,645
Total operating expenses	2,569,412	2,752,565	2,288,876
OPERATING INCOME (LOSS)	37,167	(239,976)	220,981
OTHER (INCOME) EXPENSES:
Interest income	(41,697)	(44,012)	(46,615)
Interest expense	150,235	156,443	153,186
Capitalized interest	(17,604)	(45,385)	(45,132)
Other, net	1,107	1,428	491
Total other expenses	92,041	68,474	61,930
INCOME (LOSS) BEFORE INCOME TAXES	(54,874)	(308,450)	159,051
INCOME TAX PROVISION (BENEFIT)	(10,177)	(68,212)	41,455
NET INCOME (LOSS)	$(44,697)	$(240,238)	$117,596
Earnings (loss) per share to common shareholders:
Basic	$(2.48)	$(13.49)	$6.32
Diluted	$(2.48)	$(13.49)	$6.29
Shares used for computation:
Basic	18,050	17,852	17,945
Diluted	18,050	17,852	18,019

Cash dividends declared per share:	$—	$1.20	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$(44,697)	$(240,238)	$117,596
Other comprehensive income:
Change in available-for-sale securities, net of tax	695	(42)	2,734
TOTAL COMPREHENSIVE INCOME (LOSS)	$(44,002)	$(240,280)	$120,330

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

				Accumulated
	Common		Additional	other			Total
	stock	Par	paid-in	comprehensive	Retained	Treasury	shareholders'
	outstanding	value	capital	income	earnings	shares	equity
Balance at December 31, 2022	18,128	$25	$709,471	$1,257	$1,169,968	$(660,023)	$1,220,698
Share-based compensation	415	1	31,584	—	—	—	31,585
Shares repurchased by the Company and held as treasury shares	(374)	—	—	—	—	(30,076)	(30,076)
Stock issued under employee stock purchase plan	100	—	—	—	—	8,167	8,167
Cash dividends, $1.20 per share	—	—	—	—	(22,144)	—	(22,144)
Other comprehensive income	—	—	—	2,734	—	—	2,734
Net income	—	—	—	—	117,596	—	117,596
Balance at December 31, 2023	18,269	$26	$741,055	$3,991	$1,265,420	$(681,932)	$1,328,560
Share-based compensation	79	—	19,545	—	—	—	19,545
Shares repurchased by the Company and held as treasury shares	(95)	—	—	—	—	(5,642)	(5,642)
Stock issued under employee stock purchase plan	155	—	—	—	—	9,143	9,143
Cash dividends, $1.20 per share	—	—	—	—	(21,934)	—	(21,934)
Other comprehensive loss	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	—	(240,238)	—	(240,238)
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	(21)	—	11,367	—	—	—	11,367
Shares repurchased by the Company and held as treasury shares	(189)	—	—	—	—	(13,588)	(13,588)
Stock issued under employee stock purchase plan	180	—	—	—	—	9,508	9,508
Other comprehensive income	—	—	—	695	—	—	695
Net loss	—	—	—	—	(44,697)	—	(44,697)
Balance at December 31, 2025	18,378	$26	$771,967	$4,644	$958,551	$(682,511)	$1,052,677

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$(44,697)	$(240,238)	$117,596
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249,185	258,251	223,130
(Gain) loss on aircraft and other equipment disposals	(37,664)	(34,936)	920
Special charges	127,636	348,985	27,189
Share-based compensation expense	10,867	22,568	29,749
Deferred income taxes	(10,177)	(69,009)	38,214
Other adjustments	(639)	(6,290)	(11,284)
Changes in certain assets and liabilities:
Accounts receivable	12,204	4,362	29,390
Tax receivable	13,053	(5,616)	3,932
Accrued pilot retention bonus	89,758	91,498	54,631
Loyalty program liability	(3,079)	9,899	14,313
Air traffic liability	(7,587)	17,427	(25,971)
Deferred major maintenance	(44,686)	(73,331)	(67,862)
Other assets/liabilities	35,594	14,886	(10,855)
Net cash provided by operating activities	389,768	338,456	423,092
INVESTING ACTIVITIES:
Purchase of investment securities	(949,220)	(567,299)	(890,880)
Proceeds from maturities of investment securities	844,050	763,841	976,804
Proceeds from sale of Sunseeker Resort	189,936	—	—
Proceeds from sale of property and equipment	76,804	86,156	26,526
Aircraft pre-delivery deposits	(72,941)	(35,053)	(342,167)
Purchase of property and equipment, including capitalized interest	(314,664)	(300,154)	(528,320)
Proceeds from loan receivable	—	50,000	—
Insurance proceeds from damage to property & equipment	4,890	6,646	35,730
Other investing activities	718	1,441	430
Net cash provided by (used in) investing activities	(220,427)	5,578	(721,877)
FINANCING ACTIVITIES:
Cash dividends paid to shareholders	—	(21,934)	(22,144)
Proceeds from the issuance of debt and finance lease obligations	638,926	386,975	642,581
Repurchase of common stock	(13,588)	(6,030)	(30,078)
Principal payments on debt and finance lease obligations	(906,294)	(585,511)	(480,818)
Debt issuance costs	(11,450)	(2,260)	(7,116)
Proceeds from Sunseeker construction financing account	2,000	18,320	102,330
Other financing activities	9,506	9,141	8,168
Net cash provided by (used in) financing activities	(280,900)	(201,299)	212,923
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(111,559)	142,735	(85,862)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	302,319	159,584	245,446
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$190,760	$302,319	$159,584

CASH PAYMENTS/(RECEIPTS) FOR:
Interest paid, net of amount capitalized	$121,663	$107,381	$111,912
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Right-of-use (ROU) assets acquired	$2,879	$1,379	$8,320
Purchases of property and equipment in accrued liabilities and other	$42,403	$(671)	$71,672

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024 and 2023

Note 1 — Organization and Business of Company

Allegiant Travel Company (the “Company”) is a leisure travel company focused on providing travel services and products to residents of underserved cities in the United States. The Company operates a low-cost, low utilization passenger airline which sells air transportation both on a stand-alone basis and bundled with the sale of ancillary air-related and third party services and products. The Company also provides air transportation under fixed fee flying arrangements and generates other ancillary revenues. Until September 4, 2025, the Company also owned and operated Sunseeker Resort and Aileron, the related golf course.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments and interest bearing instruments with original maturities of three months or less when purchased. Such investments are carried at cost, which approximates fair value.

Restricted Cash

Restricted cash represents escrowed funds under fixed fee contracts and cash collateral held against letters of credit required by hotel properties for guaranteed room availability, airports and certain other parties.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, which approximates fair value. In addition to income taxes receivable, the accounts receivable consist primarily of amounts due from credit card companies associated with the sale of tickets for future travel. These receivables are short-term and generally settle within a few days of sale. There are also receivables related to commission amounts due from rental car providers based on terms in the rental car provider agreement and amounts due related to fixed fee charter agreements. If deemed necessary, the Company records charges to its allowance for doubtful accounts for amounts not expected to be collected, for which the balance was immaterial for all years presented.

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

The amortized cost of investment securities sold is determined by the specific identification method with any realized gains or losses reflected in interest income. The Company had no material realized losses during the years ended December 31, 2025, 2024, and 2023. The Company believes unrealized losses related to debt securities are not other-than-temporary and does not intend to sell these securities prior to amortized cost recoverability.

The Company attempts to minimize its concentration risk with regard to its cash, cash equivalents, and investment portfolio. This is accomplished by diversifying and limiting amounts among different counterparties, the type of investment, and the amount invested in any individual security, commercial paper, or money market fund.

Expendable Parts, Supplies and Fuel, Net

Expendable parts, supplies and fuel inventories are valued at cost using the first-in, first-out method. Such expendable parts, supplies and fuel are charged to expense as they are used in operations. An obsolescence allowance for expendable parts and supplies is based on salvage values and the average remaining useful life of the fleet. The obsolescence allowance for expendable parts and supplies was $14.7 million and $12.6 million at December 31, 2025 and 2024, respectively.

Deposits and Other Assets

Deposits and other assets consist primarily of airport deposits, aircraft lease deposits, investments in unconsolidated affiliates, credits receivable under aircraft purchase agreements and scrap assets. The Company also had outstanding receivables from third parties as of December 31, 2025 and 2024, of which $10.5 million and $15.1 million respectively, were due more than one year after the balance sheet date.

Operating Lease Right-of-Use Asset and Liability

The Company determines if an arrangement is a lease at inception and has lease agreements for aircraft, training facilities, ground equipment, certain airport and terminal facilities, and other space and assets with non-cancelable lease terms. Certain real estate and property leases, aircraft leases, and various other operating leases are measured on the balance sheet with a lease liability and right-of-use ("ROU") asset. Airport terminal leases mostly include variable lease payments outside of those based on a fixed index, and are therefore excluded from consideration.

ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. At lease commencement, the present value of lease payments is calculated using the rate implicit in the lease, if known, or an estimated incremental borrowing rate which takes into consideration recent debt issuances as well as other applicable market data available.

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Lease payments do not include variable lease payments other than those based on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the balance sheet. Additionally, lease and non-lease components are accounted for as a single lease component for real estate agreements.

Leased Aircraft Return Costs

The Company's aircraft lease agreements generally require the Company to return airframes and engines to the lessor in a specified condition as required by the lease agreement or to pay an amount to the lessor based on the airframe and engines' actual condition on redelivery. Lease return conditions are evaluated at inception of a lease and throughout the lease term. Return conditions that are based on usage of the aircraft during the lease are considered a variable rent expense. Due to the inherent uncertainty in estimating (i) the condition of the airframe and engines at redelivery, and (ii) whether the Company intends to satisfy those conditions by performing repairs, making a required payment to the lessor, or, for aircraft engines, replacing the leased engine with an owned engine that meets the required conditions, lease return costs generally become probable and estimable near the end of the lease term and after the last major maintenance event occurring during the lease. Once the return costs have become probable and estimable, the Company recognizes the estimated expense over the remaining lease term as a component of aircraft lease rentals in the Company's consolidated statements of income (loss).

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

Software Capitalization

The Company capitalizes certain internal and external costs related to the acquisition and development of computer software during the application development stage of projects. The Company amortizes these capitalized costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to fifteen years. The Company had unamortized computer software development costs of $139.7 million and $149.7 million as of December 31, 2025 and 2024, respectively. Amortization expense related to computer software was $19.2 million, $18.8 million and $12.4 million for the years ended December 31, 2025, 2024 and 2023 respectively. Costs incurred during the preliminary and post-implementation stages are expensed as incurred.

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

The Company accounts for major maintenance costs for airframes and engines using the deferral method. Under this method, the Company capitalizes the cost of major maintenance events, which are amortized as a component of depreciation and amortization expense, over the estimated period until the next scheduled major maintenance event. During 2025 and 2024, the Company capitalized $45.9 million and $76.8 million of major maintenance costs as deferred major maintenance.

Amortization expense related to deferred major maintenance, excluding amounts recorded in special charges related to the Company's aircraft retirement plan, was $64.4 million, $65.8 million, and $55.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

During the year ended December 31, 2024, the Company recorded an impairment loss of $321.8 million related to Sunseeker Resort. The impairment charges are more fully discussed in Note 15.

Assets Held for Sale

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

In second quarter 2025, the Company determined that Sunseeker Resort met all of the held for sale accounting criteria and recorded a write-down loss of $100.4 million to reduce the Resort's carrying value to its estimated fair value. The sale of Sunseeker Resort is more fully discussed in Note 15.

Manufacturer's Credits

The Company periodically receives credits in connection with the acquisition of aircraft and engines or in connection with delivery delays or manufacturer's incentives. These credits are generally applied as a reduction of the cost of each item acquired under the purchase agreement at the time of delivery, which results in either deferral of the credit or recognition of an asset depending on the timing of receipt. As of December 31, 2025, and 2024 respectively, the Company had $40.2 million and $16.8 million of deferred credit liabilities, recorded in other noncurrent liabilities in the Company's balance sheet, and $7.1 million and $17.0 million of credits receivable, recorded in deposits and other assets in the Company's balance sheet.

Accrued Pilot Retention Bonus

In May 2023, to address pilot pay issues while a new collective bargaining agreement is negotiated, the Company began to accrue a retention bonus for pilots who continue employment with the Company until a new labor agreement is approved. The amount being accrued is 35 percent of current pay for a minimum 85 pay credit hours per month, except for first year first officers, for whom the percentage is 82 percent. At December 31, 2025 and 2024, the accrued pilot retention bonus, inclusive of payroll tax, was $235.9 million and $146.1 million, respectively.

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

Various taxes and fees, assessed on the sale of tickets to customers, are collected by the Company serving as an agent, and remitted to taxing authorities. These taxes and fees are not included as revenue in the Company’s consolidated statements of income and are recorded within accrued liabilities until remitted to the appropriate taxing authority.

Third party products revenue

Ancillary third party products revenue is generated from the sale of hotel rooms, rental cars, travel insurance and ticketed attractions, as well as marketing revenue associated with the co-brand credit card. Revenue from the sale of third party products is recognized at the time the product is utilized, such as the time a purchased hotel room is occupied. Revenue from the sale of third party products is recorded net of amounts paid to wholesale providers, travel agent commissions, and transaction costs.

Revenue from the marketing component associated with the co-brand credit card and the loyalty program are described in the Allways Rewards® Credit Card Program and Allways Rewards® Loyalty Program sections below.
Fixed fee contract revenue

Fixed fee contract revenue consists of fees under agreements to provide charter service on a year-round and ad hoc basis. Fixed fee contract revenue is recognized when the transportation is provided.

Sunseeker Resort

Until the sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") on September 4, 2025, the Company recorded revenue primarily consisting of sales of rooms, food and beverage, golf, retail and other goods and services. As compensation for such goods and services, the Company was typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. Room charges were generally payable at the time the hotel guest checked out of the hotel. The Company generally satisfied the performance obligation related to room sales over time, and the Company recognized the revenue on a daily basis, as the rooms were occupied and the Company had rendered the services. Charges for food and beverage, golf, retail and other goods and services were settled at a point in time, as the sales were made. Sunseeker Resort revenues are included in resort and other revenue in the consolidated statements of income.

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

The loyalty program deferred revenue classified as a current liability represents our estimate of revenue expected to be recognized in the next twelve months based on projected redemptions, while the balance classified as a noncurrent liability represents our estimate of revenue expected to be recognized beyond twelve months. Payments are typically due to us monthly based on the volume of points sold during the period.

Allways Rewards® Loyalty Program

Allegiant’s Allways Rewards® Loyalty Program, which launched in 2021, enables program members to earn points for every dollar they spend on the Company’s website. In addition to opportunities to redeem points for flights, lodging, and rental cars, the program leverages Allegiant's partnerships to offer additional rewards to members, including sports tickets and exclusive experiences. Members can also earn points by using their Allegiant co-brand credit card.

Under Allways Rewards®, members receive one point for every $1 spent at allegiantair.com, and two points per $1 for spending over $500 (excluding taxes and fees). Points earned through the program are deferred based on the stand-alone selling price, and revenue is recognized when points are redeemed and the underlying service has been provided. The stand-alone selling price of points is adjusted for an estimate of points that will not be redeemed (“breakage”) using a statistical model based on historical redemption patterns to develop an estimate of the likelihood of future redemption.

Advertising Costs

Advertising costs, included in sales and marketing expense in the consolidated statements of income, are charged to expense in the period incurred. Advertising expense was $29.1 million, $32.0 million and $41.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

For the years ended December 31, 2025, 2024 and 2023, the second method above was used in the computation because it was more dilutive than the first method. The following table sets forth the computation of net income per share on a basic and diluted basis for the periods indicated:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Basic:
Net income (loss)	$(44,697)	$(240,238)	$117,596
Less income allocated to participating securities	—	(618)	(4,188)
Net income (loss) attributable to common stock	$(44,697)	$(240,856)	$113,408
Earnings (loss) per share, basic	$(2.48)	$(13.49)	$6.32
Weighted-average shares outstanding	18,050	17,852	17,945
Diluted:
Net income (loss)	$(44,697)	$(240,238)	$117,596
Less income allocated to participating securities	—	(618)	(4,175)
Net income (loss) attributable to common stock	$(44,697)	$(240,856)	$113,421
Earnings (loss) per share, diluted	$(2.48)	$(13.49)	$6.29
Weighted-average shares outstanding	18,050	17,852	17,945
Dilutive effect of stock options and restricted stock	—	—	249
Adjusted weighted-average shares outstanding under treasury stock method	18,050	17,852	18,194
Participating securities excluded under two-class method	—	—	(175)
Adjusted weighted-average shares outstanding under two-class method	18,050	17,852	18,019

Stock awards outstanding of 290,873, 452,560, and 81,748 shares (not in thousands) as of December 31, 2025, 2024, and 2023, respectively, were excluded from the computation of diluted earnings per share as they were antidilutive.

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
Accounting standards for income taxes utilize a two-step approach for evaluating tax positions. Recognition (Step I) occurs when the Company concludes that a tax position, based on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step II) is only addressed if the position is deemed to be more likely than not to be sustained. Under Step II, the tax benefit is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.
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

Recent Accounting Pronouncements
Beginning with annual reporting for the year ended December 31, 2025, the Company adopted Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This new standard requires expanded income tax disclosure of specific categories in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements. See Note 10 - Income Taxes for additional information.

In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." This new standard requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In September 2025, the FASB issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software." This new standard clarifies and modernizes the accounting for costs related to internal-use software in Accounting Standards Codification (ASC) 350-40, including removing references to project stages and clarifying the threshold entities may apply to begin capitalizing costs. ASU 2025-06 is effective for all fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-06.

In December 2025, the FASB issued ASU 2025-11 "Interim Reporting (Topic 270)." This new standard clarifies interim reporting guidance, develops a list of disclosures required by other Topics and intends to enhance consistency in interim reporting across entities. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Note 3 — Special Charges

Airline

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 15 airframes under this plan. The remaining airframes are to be retired between January 2026 and January 2027. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the years ended December 31, 2025, 2024, and 2023.

In second quarter 2025, the Company recorded $12.1 million of special charges related to corporate restructuring efforts taken in response to softness in air travel demand due to heightened macroeconomic uncertainty. These efforts included voluntary separation packages offered to corporate and operational personnel and termination of certain marketing agreements.

In fourth quarter 2025, the Company committed to a plan to redevelop certain internal-use software to better suit operational needs. The redevelopment is expected to be completed by fourth quarter 2026. As a result, the estimated useful life of the existing internal-use software asset was shortened, and the accelerated amortization resulting from the change in estimated useful life is recorded as a special charge of $10.0 million in the year ended December 31, 2025. In conjunction with the software redevelopment, the Company also identified certain software development costs that were yet to be placed in service and will be replaced by the redeveloped software. As a result, the Company recorded an additional one-time special charge of $9.3 million to reflect the write-off of those costs.

In fourth quarter 2025, the Company recorded $4.1 million of special charges for professional services and other costs related to the proposed acquisition of Sun Country Airlines Holdings, Inc. ("Sun Country"), which is more fully discussed in Note 16.

In April 2024, the Company's flight attendants, represented by the Transport Workers Union of America, ratified a new five-year collective bargaining agreement. Under the agreement, a ratification bonus was paid in May 2024, which amount is included within special charges.

Sunseeker Resort

During the year ended December 31, 2025, the Company recorded $98.3 million of special charges related to sale of Sunseeker Resort and the associated Aileron Golf Course. This included an asset write-down charge of $100.4 million, offset by $2.1 million of closing adjustments associated with the sale. The sale of the Resort is more fully discussed in Note 15.

In fourth quarter 2024, the Company recorded an impairment charge of $321.8 million in special charges related to Sunseeker Resort and associated Aileron Golf Course. The impairment charge is more fully discussed in Note 15.

Sunseeker Resort was damaged by weather events occurring between 2022 and 2024. The Company considered these events unusual and accounted for their costs and related insurance recoveries as special charges. Estimated losses were recorded as special charges at the time of the event and offset by insurance recoveries when approved for payment. The Company recorded $4.2 million net insurance recoveries during 2025. No further insurance recoveries are expected.

Special Charges Table

The table below summarizes special charges recorded during the years ended December 31, 2025, 2024, and 2023.

	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Accelerated depreciation on airframes identified for early retirement	$8,029	$31,066	$35,091
Organizational restructuring	12,095	3,420	—
Accelerated amortization and disposal of software identified for redevelopment	19,292	—	—
Costs related to Sun Country Airlines acquisition	4,123	—	—
Flight attendant ratification bonus	—	10,821	—
Airline special charges	43,539	45,307	35,091
Sunseeker special charges, net of insurance recoveries	94,166	322,824	(6,446)
Total special charges	$137,705	$368,131	$28,645

Note 4 — Revenue Recognition

Passenger revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Scheduled service	$974,901	$1,030,795	$1,133,001
Ancillary air-related charges	1,270,807	1,129,149	1,137,226
Loyalty redemptions	78,640	57,115	54,170
Total passenger revenue	$2,324,348	$2,217,059	$2,324,397

Sales of passenger tickets not yet flown are recorded in air traffic liability. As of December 31, 2025, the air traffic liability balance was $363.3 million, of which approximately $319.8 million was related to forward bookings, with the remaining $43.5 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $370.9 million that was recorded in the air traffic liability balance at December 31, 2024, substantially all was recognized into passenger revenue during the 12 months ended December 31, 2025.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract and the Allways Rewards® loyalty program, the Company has a performance obligation to its members with future travel award redemptions at the airline. The accounting and recognition for the loyalty program redemptions are discussed in Note 2 above.

The following table presents the activity of the co-brand credit card and the loyalty program as of the dates indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Balance at January 1	$80,711	$70,813
Points awarded (deferral of revenue)	75,546	67,050
Points redeemed (recognition of revenue) (1)	(78,625)	(57,152)
Balance at December 31 (2)	$77,632	$80,711

(1) Points are combined in one homogeneous pool and are not separately identifiable. Revenue from points redeemed includes both points that were part of the loyalty program liability at the beginning of the period, as well as points that were issued during the period.
(2) The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Third Party Products Revenue

Third party products revenue primarily includes revenue associated with our loyalty program, which is comprised of the marketing component of point sales to the co-brand credit card provider and other marketing related payments which totaled $82.8 million, $86.5 million and $65.4 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. The accounting and recognition for the loyalty program marketing services are discussed in Note 2 above. The remaining amounts included within third party products revenue relate to travel insurance, hotel rooms, rental cars and ticket attractions.

Resort Revenue

The revenues of Sunseeker Resort prior to its sale on September 4, 2025 (Note 15), are set forth in the table below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Rooms	$28,172	$31,628	$946
Food and beverage	21,280	29,895	1,713
Other	11,228	10,227	222
Total resort revenue	$60,680	$71,750	$2,881

Revenue from banquets, golf, retail, and spa services is included in other resort revenue. Resort revenue was recognized as the underlying services or goods were provided, with minimal timing differences between service delivery and payment. There were no advance deposit liabilities or guest ledger receivables at December 31, 2025, due to the sale of the Resort on September 4, 2025.

Note 5 — Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Airline
Flight equipment	$3,584,212	$3,345,458
Computer hardware and software	339,441	320,432
Land and buildings/leasehold improvements	83,304	66,115
Other property and equipment	118,894	115,043
Sunseeker Resort (1)
Land and buildings/leasehold improvements	—	255,201
Other property and equipment	—	34,894
Total property and equipment	4,125,851	4,137,143
Less accumulated depreciation and amortization	(1,178,315)	(1,067,194)
Property and equipment, net	$2,947,536	$3,069,949

(1) On September 4, 2025, the Company completed the sale of Sunseeker Resort and related Aileron Golf Course. See Note 15.

As of December 31, 2025, the Company had firm commitments to purchase 34 aircraft which are expected to be delivered between 2026 and 2028.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	As of December 31,
(in thousands)	2025	2024
Fixed-rate debt and finance lease obligations due through 2032	$1,062,935	$1,481,186
Variable-rate debt due through 2037	736,681	585,318
Total long-term debt and finance lease obligations, net of related costs	1,799,616	2,066,504
Less current maturities, net of related costs	118,075	454,769
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,681,541	$1,611,735

Weighted average fixed-interest rate on debt	6.7%	6.5%
Weighted average variable-interest rate on debt	5.9%	6.8%

				Interest Rate(s) Per Annum at			As of December 31,
(in thousands)	Maturity Dates			December 31, 2025			2025	2024
Senior secured notes	2027			7.25%			$403,009	$550,000
Consolidated variable interest entities	2028	—	2029	2.92%	—	5.19%	95,111	107,959
Revolving credit facilities	2028	—	2030	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2028	—	2037	1.87%	—	7.93%	915,084	765,278
Finance leases	2028	—	2032	4.44%	—	7.02%	403,060	429,896
Construction loan agreement	N/A			N/A			—	100,000
Unsecured debt	N/A			N/A			—	130,500
Total debt and finance lease obligations							$1,816,264	$2,083,633
Related costs							(16,648)	(17,129)
Total debt and finance lease obligations, net of related costs							$1,799,616	$2,066,504

Maturities of long-term debt as of December 31, 2025, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of December 31, 2025
2026	118,075
2027	527,473
2028	169,924
2029	203,299
2030	177,460
Thereafter	603,385
Total debt and finance lease obligations, net of related costs	$1,799,616

Senior Secured Notes

In August 2022, the Company issued $550.0 million in aggregate principal amount of its 7.250% Senior Secured Notes due 2027 (the “2027 Notes”) pursuant to an Indenture, dated as of August 17, 2022. The 2027 Notes are secured by first priority security interests in, subject to permitted liens, substantially all of the property and assets of the Company and its subsidiaries, except that the collateral package excludes aircraft, aircraft engines, and certain other assets. The collateral also secures the Company’s $150.0 million revolving credit facility (described below), on a pari passu basis. The 2027 Notes bear interest at a fixed rate of 7.25 percent per annum, payable in cash on February 15 and August 15 of each year. The 2027 Notes mature on August 15, 2027.

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

During the year ended December 31, 2025, the Company redeemed and repurchased $147.0 million of the 2027 Notes through a combination of redemptions and open-market repurchases. As of December 31, 2025, $403.0 million of the 2027 Notes remain outstanding.

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

Revolving Credit Facilities

In August 2022, the Company entered into a credit agreement that provided a senior secured revolving loan facility of $75.0 million, with an original term of 57 months. The facility is secured by the same collateral that secures the 2027 Senior Secured Notes (discussed above), and notes under the facility will bear interest at a floating rate based on SOFR. In December 2025, the Company amended the revolving loan facility to increase the total commitment to $150.0 million and extend the maturity date to December 5, 2030, subject to acceleration based on the balance and status of the 2027 Notes. As of December 31, 2025, the facility remained undrawn.

In March 2021, the Company entered into a revolving credit facility, under which it was entitled to borrow up to $50.0 million. In February 2023, the Company extended the term of this agreement to March 2026 and the commitment was increased to $100.0 million. In April 2025, the agreement was further amended to extend the maturity date to April 2028. The borrowing ability is based on the value of the aircraft and engines placed into the collateral pool. The notes for amounts borrowed under the facility will bear interest at a floating rate based on SOFR. As of December 31, 2025, the facility was undrawn.

Debt Secured by Aircraft and Other Assets

The Company is party to financing agreements under which aircraft, other equipment or other assets serve as collateral. Below are described those debt transactions entered into or that were drawn or repaid during 2025.

In September 2023, the Company entered into a credit agreement under which it was entitled to borrow up to $412.1 million collateralized by aircraft, which was drawn in full during 2023 and 2024. In December 2025, the Company made a voluntary prepayment of $50.8 million reducing the principal amount owed under this credit agreement.

In March 2024, the Company entered into credit agreements under which it was entitled to borrow up to $218.5 million, collateralized by new aircraft upon delivery. During the year ended December 31, 2025, the Company borrowed the entirety of the $218.5 million available under these agreements, resulting in the facilities being fully drawn. The loans bear interest at a variable rate based on three-month SOFR and are payable in quarterly installments over a term of 12 years.

In April 2025, the Company entered into a credit agreement with a borrowing capacity of up to $221.3 million to be secured by new aircraft upon delivery. During the year ended December 31, 2025, the Company borrowed the entirety of the $221.3 million available under the agreement, resulting in the facility being fully drawn. The borrowing carries a variable interest rate based on three-month SOFR and consists of two tranches maturing in seven and twelve years payable in quarterly installments with a balloon payment at maturity.

In June 2025, the Company entered into a financing agreement providing for borrowings of up to $149.2 million secured by new aircraft upon delivery. During the year ended December 31, 2025, the Company borrowed the entirety of the $149.2 million available under the agreement, resulting in the facility being fully drawn. The loan bears interest at a variable rate based on three-month SOFR and matures twelve years from the drawing date, payable in quarterly installments.

During the year ended December 31, 2025, the Company fully repaid several facilities secured by aircraft and other assets ahead of their originally scheduled maturity dates. The repayments totaled $204.7 million, including the $50.8 million mentioned above. The loans repaid were originally scheduled to mature between October 2025 and September 2036.

PDP Financing

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. The Company drew a total of $132.6 million on the facility between November 2023 and February 2024. During the year ended December 31, 2025, the Company fully repaid the $132.6 million in outstanding principal, and the facility had undrawn borrowing capacity of $25.1 million as of that same date.

Finance Leases

The Company has finance lease obligations related to 23 aircraft, which impacted the Company's recognized assets and liabilities as of December 31, 2025. See Note 7 for more information on the Company's finance lease obligations.

Construction Loan Agreement

In October 2021, the Company, through a wholly-owned subsidiary, entered into a credit agreement to borrow $350.0 million to fund the initial phases of Sunseeker Resort construction. The Company prepaid $250.0 million of the loan's principal balance during 2024, and in February 2025, prepaid the remaining $100.0 million principal balance resulting in full repayment of the loan.

Unsecured Debt

In December 2024, the Company entered into an unsecured credit facility and received proceeds of $130.5 million. The loan matured upon delivery of certain aircraft and was to be repaid using the proceeds from financing associated with those aircraft. During the year ended December 31, 2025, the Company repaid the entirety of the $130.5 million outstanding under the facility as the associated aircraft delivered.

Note 7 — Leases

The Company had 23 aircraft under finance leases and nine aircraft under operating leases as of December 31, 2025 (excluding six aircraft under operating lease which have been removed from service pending redelivery), with remaining terms through 2032. As of December 31, 2024, there were 23 aircraft under finance lease and 17 aircraft under operating lease.

Lease Costs

The components of lease costs recognized on the statements of income were as follows:

		Year Ended December 31,
(in thousands)	Classification on the Statements of Income	2025	2024	2023
Finance lease costs:
Amortization of assets	Depreciation and amortization	$24,013	$23,855	$27,170
Interest on lease liabilities	Interest expense	24,505	25,994	27,502
Operating lease cost	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	25,250	26,178	25,246
Variable lease cost(1)	Aircraft lease rentals; Station operations; Maintenance and repairs; Other operating expense	13,509	492	1,563
Total lease cost		$87,277	$76,519	$81,481
(1) In 2025, includes estimated lease return costs which we began to accrue in second quarter 2025 for certain aircraft on operating leases related to redeliveries in 2025 and future years.

Lease position as of December 31, 2025 and December 31, 2024

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		As of December 31,
(in thousands)	Classification on the Balance Sheet	2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets, net	$63,389	$81,218
Finance lease assets	Property and equipment, net of accumulated depreciation	403,783	427,664
Total lease assets		$467,172	$508,882

Liabilities
Current
Operating	Current operating lease liabilities	$10,936	$20,714
Finance	Current maturities of long-term debt and finance lease obligations	28,106	26,836
Noncurrent
Operating	Noncurrent operating lease liabilities	54,170	62,392
Finance	Long-term debt and finance lease obligations	374,954	403,060
Total lease liabilities		$468,166	$513,002

Weighted-average remaining lease term
Operating leases		7.6 years	7.2 years
Finance leases		5.1 years	6.1 years
Weighted-average discount rate
Operating leases		5.7%	5.6%
Finance leases		5.9%	5.9%

Other Information

The table below presents supplemental cash flow information related to leases during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$24,545	$26,679	$25,774
Operating cash flows for finance leases	24,572	26,056	27,672
Financing cash flows for finance leases	26,836	25,352	39,044

Maturities of Lease Liabilities

The table below indicates the future minimum payments of lease liabilities as of December 31, 2025.

(in thousands)	Operating Leases	Finance Leases
2026	$14,143	$51,108
2027	12,048	51,108
2028	10,382	65,908
2029	10,447	104,396
2030	9,952	105,233
Thereafter	25,176	126,539
Total lease payments	82,148	504,292
Less imputed interest	(17,042)	(101,232)
Total lease obligations	65,106	403,060
Less current obligations	(10,936)	(28,106)
Long-term lease obligations	$54,170	$374,954

Note 8 — Shareholders’ Equity

The Company is authorized by its Board of Directors to acquire the Company’s stock through open market purchases under its share repurchase program. As of December 31, 2025, the Company had remaining unused purchase authority of $64.7 million. The Board of Directors has, to date, authorized additional expenditures for share repurchases when the authority is exhausted. The Company will make open market repurchases when advantageous opportunities arise.

Share repurchases consisted of the following during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased(1)	144,967	—	309,155
Average price per share	$75.90	$—	$78.61
Total (in thousands)	$11,003	$—	$24,303
(1)Share amounts shown above include only open market repurchases and do not include shares withheld from employees for tax withholding obligations related to restricted stock vestings, which were 44,215, 95,014, and 65,284 shares (not in thousands) for 2025, 2024, and 2023 respectively.

Cash dividends declared by the Board of Directors and paid by the Company consisted of the following during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Total quarterly cash dividends declared, per share	$—	$1.20	$1.20
Total cash dividends paid (in thousands)	—	21,934	22,144

The Company has suspended its quarterly dividend indefinitely since July 2024.

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

Financial instruments measured at fair value on a recurring basis:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$42,833	$42,833	$—	$41,494	$41,494	$—
US Government and agency obligations	16,901	—	16,901	81,535	—	81,535
Commercial paper	14,712	—	14,712	22,689	—	22,689
Corporate debt securities	5,713	—	5,713	4,133	—	4,133
Municipal debt securities	4,520	—	4,520	10,299	—	10,299
Total cash equivalents	84,679	42,833	41,846	160,150	41,494	118,656
Short-term
Corporate debt securities	337,988	—	337,988	242,313	—	242,313
Commercial paper	179,697	—	179,697	149,807	—	149,807
US Government and agency obligations	67,696	—	67,696	94,295	—	94,295
Certificates of deposit	27,960	—	27,960	7,239	—	7,239
Municipal debt securities	19,618	—	19,618	1,580	—	1,580
Total short-term	632,959	—	632,959	495,234	—	495,234
Long-term
Corporate debt securities	30,127	—	30,127	39,931	—	39,931
US Government and agency obligations	2,696	—	2,696	10,452	—	10,452
Municipal debt securities	—	—	—	1,342	—	1,342
Total long-term	32,823	—	32,823	51,725	—	51,725
Total financial instruments	$750,461	$42,833	$707,628	$707,109	$41,494	$665,615

There were no significant transfers between Level 1 and Level 2 assets for the years ended December 31, 2025 and 2024.

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

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of December 31, 2025		As of December 31, 2024
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Long-term debt	$1,413,205	$1,424,251	$1,653,737	$1,667,275	3

Other

Due to the short term nature, carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 10 — Income Taxes

The Company is subject to income taxation in the United States and various state jurisdictions in which it operates. In accordance with income tax accounting standards, the Company recognizes tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Substantially all of the Company's income before taxes is from its domestic operations.
Income Tax Provision/(Benefit)

The provision (benefit) for income taxes is composed of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$532	$1,431	$—
State	(200)	(1,665)	3,306
Foreign	—	311	204
Total current	332	77	3,510
Deferred:
Federal	(10,448)	(62,244)	36,910
State	(61)	(6,045)	1,035
Total deferred	(10,509)	(68,289)	37,945
Total:
Federal	(9,916)	(60,813)	36,910
State	(261)	(7,710)	4,341
Foreign	—	311	204
Total income tax provision (benefit)	$(10,177)	$(68,212)	$41,455
Income Taxes Paid (Refunded)

	Year ended December 31,
(in thousands)	2025	2024	2023
Federal	$(15,000)	$8,700	$3
State	(264)	(274)	596
Foreign	—	312	413
Total	$(15,264)	$8,738	$1,012

Reconciliation of Effective Tax Rate

The effective tax rate on income before income taxes differed from the federal statutory income tax rate as follows:

	Year ended December 31,
	2025		2024		2023
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Pre-tax income	$(54,874)		$(308,450)		$159,051
Federal statutory income tax rate	(11,524)	21.0%	(64,774)	21.0%	33,401	21.0%
Domestic federal
Tax credits
Research credits	—	—%	(459)	0.1%	(1,652)	(1.0)%
Other	(117)	0.2%	(501)	0.2%	(90)	(0.1)%
Nontaxable and nondeductible items
Executive compensation	542	(1.0)%	2,707	(0.9)%	3,395	2.1%
Share based compensation	665	(1.2)%	2,500	(0.8)%	1,732	1.1%
Other	633	(1.2)%	569	(0.2)%	666	0.4%
Other adjustments	265	(0.5)%	(1,366)	0.4%	38	—%
Domestic state and local income taxes, net of federal effect(1)	(519)	0.9%	(7,168)	2.3%	3,503	2.2%
Other foreign jurisdictions	—	—%	311	(0.1)%	204	0.1%
Worldwide changes in unrecognized tax benefits	(122)	0.2%	(31)	—%	258	0.2%
Total	$(10,177)	18.5%	$(68,212)	22.1%	$41,455	26.1%
(1) In 2025, 2024, and 2023, state and local income taxes in Arizona, California, Indiana, Florida, Tennessee, and New York comprise the majority of the domestic state and local income taxes, net of federal effect category.

Deferred Taxes

The major components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Employee benefits	$57,114	$38,277
Interest expense	36,649	24,692
Net operating loss	116,728	6,252
Tax credits	3,546	3,683
Other	39,523	45,543
Less: valuation allowance	(1,214)	(1,214)
Total deferred tax assets	252,346	117,233
Deferred tax liabilities:
Prepaid expenses	4,408	5,235
Depreciation	518,472	398,022
Other	34,882	29,569
Total deferred tax liabilities	557,762	432,826
Net deferred tax liabilities	$305,416	$315,593

Net Operating Loss Carryforwards

At December 31, 2025, the Company recognized $103.1 million of tax-effected federal net operating loss carryforwards which may be carried forward indefinitely. Additionally, the Company recognized $13.6 million of tax-effected state net operating loss carryforwards. Under the current law, $1.6 million of the state net operating loss carryforward amounts do not expire and the remaining amounts expire in taxable years 2025 through 2044 if unused.

Note 11 — Related Party Transactions

During the years ended December 31, 2025, 2024 and 2023, there were no related party transactions that required disclosure.

Note 12 — Employee Benefit Plans

401(k) Plan

The Company has a defined contribution plan covering all eligible employees. Under the plan, employees may contribute up to 90 percent of their eligible annual compensation with the Company making matching contributions on up to 5 percent of eligible employee wages.

The Company recognized expense under this plan of $32.3 million, $28.9 million, and $25.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Share-based employee compensation

The Company reserved 2,000,000 shares of common stock for the Company to grant stock options, restricted stock, cash-settled stock appreciation rights ("SARs") and other stock-based awards to certain officers, directors and employees of the Company under the 2022 Long-Term Incentive Plan (the "2022 Plan"). The 2022 Plan is administered by the compensation committee of the Board of Directors. In 2025, the Board and stockholders approved an amendment to the 2022 Plan to authorize an additional 1,000,000 shares for issuance under the Plan, which increased restricted-stock capacity by 500,000 shares pursuant to the Plan's fungible ratio.

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

The following table provides information about the Company’s ESPP activity during 2025, 2024, and 2023:

Year Ended	Total number of shares purchased in year	Average price paid per share	Weighted-average fair value of discount under the ESPP (1)
December 31, 2023	99,802	$85.27	$14.44
December 31, 2024	155,101	$50.82	$8.84
December 31, 2025	180,437	$46.37	$7.90
(1) The weighted-average fair value of the discount under the ESPP granted is equal to a percentage discount from the market value of the common stock at the end of each semi-annual purchase period. 15 percent is the maximum allowable discount under the ESPP and was the discount percentage in effect in each of 2025, 2024 and 2023.

Share-based compensation expense

For the years ended December 31, 2025, 2024 and 2023, the Company recorded expense of $14.5 million, $24.0 million and $31.5 million, respectively, related to share-based compensation, including restricted stock awards, phantom stock awards, and the ESPP. Forfeiture rates are estimated at the time of grant based on historical actuals for similar grants and are reconciled to actuals over the vesting period.

Restricted stock awards

The closing price of the Company's stock on the date of grant is used as the fair value for the issuance of restricted stock. Most of the Company's non-vested restricted stock awards, subject generally to the individual's continued employment or service, are subject to a three-year graded vesting schedule. A summary of the status of non-vested restricted stock grants during the years ended December 31, 2025, 2024 and 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2022	429,868	$109.33
Granted	567,004	93.57
Vested	(238,020)	119.00
Forfeited	(151,459)	94.07
Non-vested at December 31, 2023	607,393	$94.64
Granted	223,825	51.12
Vested	(321,281)	92.24
Forfeited	(145,203)	92.91
Non-vested at December 31, 2024	364,734	$70.73
Granted	7,672	65.45
Vested	(172,176)	74.60
Forfeited	(28,989)	64.73
Non-vested at December 31, 2025	171,241	$67.61

The total grant date fair value of restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $12.8 million, $29.6 million and $28.3 million, respectively.

Unrecognized compensation cost was $8.1 million as of December 31, 2025 for unvested restricted stock expected to be recognized over a weighted-average period of 1.46 years.

Phantom stock awards

In 2024, the Company granted phantom stock awards ("PSAs") to certain employees. The value of one PSA share is equal to the value of one share of the Company's common stock, and each grant is subject to a three-year graded vesting schedule. The awards are settled in cash at vesting, with compensation costs recognized over the vesting period and adjusted to market value at each period end. As of December 31, 2025, share-based compensation liability related to PSAs was $0.6 million, which is included in accrued liabilities in the Company's consolidated balance sheet.

A summary of the status of non-vested PSA grants during the year ended December 31, 2025, is presented below. No PSAs were granted prior to 2024.

	Phantom Stock Awards	Weighted Average Fair Value Per Share(1)
Non-vested at December 31, 2023	—	—
Granted	125,121	$46.15
Vested	—	—
Forfeited	(812)	46.15
Non-vested at December 31, 2024	124,309	$94.12
Granted	—	$—
Vested	(63,180)	46.15
Forfeited	(12,878)	46.15
Non-vested at December 31, 2025	48,251	$85.27
(1) Reflects grant date fair value, except for awards outstanding at December 31, which reflects fair value at that date.

Unrecognized compensation cost was $3.0 million as of December 31, 2025 for unvested phantom stock awards expected to be recognized over a weighted-average period of 1.23 years.

Note 13 — Commitments and Contingencies

The Company leases assets including aircraft, office facilities, office equipment, certain airport and terminal facilities, and other space. These commitments have remaining non-cancelable lease terms, which range from 2026 to 2048. Refer to Note 7 for more information on the Company's lease agreements.

As of December 31, 2025, the Company had outstanding purchase commitments for 34 aircraft which are expected to deliver from 2026 through 2028.

The Company's contractual purchase commitments consist primarily of aircraft and engine acquisitions. The total future commitments are as follows, based on contractual terms in place at December 31, 2025:

(in thousands)	As of December 31, 2025
2026	$632,159
2027	601,083
2028	70,084
Total purchase commitments	$1,303,326

Contingencies

The Company is party to collective bargaining agreements with the employee groups listed below. As of December 31, 2025, the percentage of full-time equivalent employees for each of these pay groups was as follows:

As of December 31, 2025
Pilots	23.6%
Flight Attendants	31.8
Maintenance Technicians	14.6
Flight Dispatchers	1.2
Total	71.2%

As of December 31, 2025, the Company employed approximately 5,620 full-time equivalent employees, 23.6 percent of whom (the pilots) are covered by collective bargaining agreements that are currently amendable and are in negotiation.

See Item I - Business, for further discussion on the status of each group which has elected union representation.

The Company's credit card processing agreements provide that no cash reserve ("Reserve") is required, and no withholding of payment related to receivables collected will occur, except in certain circumstances, including when a required level of liquidity is not maintained. To date, the Company has always satisfied the required level of liquidity. In circumstances in which the credit card processor can establish a Reserve or withhold payments, the amount of the Reserve or payments that may be withheld would be up to the potential liability of the credit card processor for tickets purchased with credit cards, as applicable, that had not yet been used for travel. The Company did not have a Reserve or any amount withheld as of December 31, 2025 or 2024.

The Company is party to aircraft and other financial transactions that include provisions that require payments to preserve an economic return to the lenders if that economic return is diminished due to specified changes in law or regulations. In some of these financing transactions, the Company would also bear the risk of changes in tax laws that would subject payments to non-U.S. lenders to withholding taxes. The Company cannot reasonably estimate potential future payments under these provisions as it cannot predict when and under what circumstances these provisions may be triggered.

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

During 2025, the CODM reviewed separate financial information and made resource allocation decisions for the Company's two operating segments: Airline and Sunseeker Resort. Subsequent to the sale of Sunseeker Resort in September 2025, the Company is managed as a single Airline operating segment.

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

Segment profit or loss, revenues, significant segment expenses, and other required financial information for each of the Company's operating segments are set forth below:

	Twelve Months Ended December 31, 2025
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,545,899	$60,680	$2,606,579
OPERATING EXPENSES:
Salaries and benefits	805,432	27,585	833,017
Aircraft fuel	639,731	—	639,731
Station operations	297,549	—	297,549
Depreciation and amortization	242,026	7,159	249,185
Maintenance and repairs	149,938	—	149,938
Sales and marketing	95,053	4,390	99,443
Aircraft lease rentals	36,488	—	36,488
Other operating expense(1)	92,273	34,083	126,356
Special charges, net of recoveries	43,539	94,166	137,705
Total operating expenses	2,402,029	167,383	2,569,412
OPERATING INCOME (LOSS)	143,870	(106,703)	37,167
OTHER (INCOME) EXPENSES:
Interest income	(41,697)	—	(41,697)
Interest expense	126,769	23,466	150,235
Capitalized interest	(17,604)	—	(17,604)
Other non-operating expense(2)	1,107	—	1,107
INCOME (LOSS) BEFORE INCOME TAXES	$75,295	$(130,169)	$(54,874)

Capital expenditures	406,805	1,442	408,247
Total assets	4,209,401	—	4,209,401

	Twelve Months Ended December 31, 2024
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,440,839	$71,750	$2,512,589
OPERATING EXPENSES:
Salaries and benefits	770,667	49,176	819,843
Aircraft fuel	627,755	—	627,755
Station operations	272,843	—	272,843
Depreciation and amortization	231,789	26,462	258,251
Maintenance and repairs	125,430	—	125,430
Sales and marketing	99,269	7,071	106,340
Aircraft lease rentals	23,573	—	23,573
Other operating expense(1)	102,007	48,392	150,399
Special charges, net of recoveries	45,307	322,824	368,131
Total operating expenses	2,298,640	453,925	2,752,565
OPERATING INCOME (LOSS)	142,199	(382,175)	(239,976)
OTHER (INCOME) EXPENSES:
Interest income	(44,012)	—	(44,012)
Interest expense	135,584	20,859	156,443
Capitalized interest	(45,059)	(326)	(45,385)
Other non-operating expense(2)	1,428	—	1,428
INCOME (LOSS) BEFORE INCOME TAXES	$94,258	$(402,708)	$(308,450)

Capital expenditures	244,802	19,499	264,301
Total assets	4,116,289	313,564	4,429,853

	Twelve Months Ended December 31, 2023
(in thousands)	Airline	Sunseeker	Consolidated
REVENUES FROM EXTERNAL CUSTOMERS	$2,506,976	$2,881	$2,509,857
OPERATING EXPENSES:
Salaries and benefits	672,459	15,344	687,803
Aircraft fuel	695,871	—	695,871
Station operations	256,560	—	256,560
Depreciation and amortization	220,915	2,215	223,130
Maintenance and repairs	123,802	—	123,802
Sales and marketing	108,453	6,163	114,616
Aircraft lease rentals	24,948	—	24,948
Other operating expense(1)	117,400	16,101	133,501
Special charges, net of recoveries	35,091	(6,446)	28,645
Total operating expenses	2,255,499	33,377	2,288,876
OPERATING INCOME (LOSS)	251,477	(30,496)	220,981
OTHER (INCOME) EXPENSES:
Interest income	(46,615)	—	(46,615)
Interest expense	131,318	21,868	153,186
Capitalized interest	(21,838)	(23,294)	(45,132)
Other non-operating expense(2)	491	—	491
INCOME (LOSS) BEFORE INCOME TAXES	$188,121	$(29,070)	$159,051

Capital expenditures	568,309	321,044	889,353
Total assets	4,200,545	656,122	4,856,667

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

(2) Other non-operating expenses in the Airline segment consist primarily of a loss on the sale in 2024 of a cost-method investment that arose from the contribution of intellectual property rights to a private company and realized income from equity method investments in all years presented.

Note 15 — Impairment & Sale of Sunseeker Resort

In fourth quarter 2024, the Company engaged an advisor to conduct a strategic review of the Resort with the aim of enhancing financial performance and ultimately facilitating a sale of the Resort. These circumstances constituted a triggering event, necessitating an impairment test which consequently resulted in an impairment loss of $321.8 million that was recorded and included in special charges at the end of fourth quarter 2024.

Through a competitive bidding process, the Company received multiple offers for the sale of the Resort. In June 2025, the Company's board of directors approved a plan for the sale of the Resort and management determined that all of the held-for-sale accounting requirements were met.

On July 3, 2025, the Company and its Sunseeker subsidiaries entered into an Agreement of Purchase and Sale with a third-party buyer for the sale of substantially all of the Resort's assets, including the Aileron Golf Course and related property, for a sale price of $200.0 million, subject to various adjustments.

Upon meeting the held-for-sale criteria in second quarter 2025, the Resort disposal group was measured at its fair value less costs to sell, resulting in a $100.4 million write-down charge included in special charges during the three months ended June 30, 2025. Upon classification as held for sale, the Company ceased recording depreciation and amortization expense for long-lived assets of the disposal group.

On September 4, 2025, the Company completed the sale of the Resort and received cash proceeds of $189.9 million after various closing adjustments. There were $2.1 million of closing adjustments recorded as an offset to special charges, which partially offset the second quarter 2025 write down charge. For the year ended December 31, 2025, total special charges related to the Resort sale were $98.3 million. All assets and liabilities associated with Sunseeker Resort were derecognized from the Company's balance sheet as of September 4, 2025.

Note 16 — Proposed Acquisition of Sun Country Airlines Holdings, Inc.

On January 11, 2026, the Company announced the proposed acquisition of Sun Country Airlines Holdings, Inc. (“Sun Country”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, each existing share of Sun Country common stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of the Company's common stock.

The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in the second half of 2026, subject to satisfaction of customary closing conditions, including each company’s receipt of certain shareholder approvals and regulatory reviews and approvals.

To date, the financial impacts of the pending acquisition have not been material, and future financial impacts are not yet estimable.

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

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of our year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework (2013 Framework). Based on the assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Our independent registered public accounting firm has issued an attestation report regarding its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Allegiant Travel Company:

Opinion on Internal Control Over Financial Reporting

We have audited Allegiant Travel Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2026

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated herein by reference to the data under the headings “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2026, which Proxy Statement is to be filed with the Commission.

We have adopted insider trading policies and procedures, which are included as Exhibit 19 to this Annual Report on Form 10-K, that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the data under the headings “EXECUTIVE COMPENSATION” and “REPORT OF THE COMPENSATION COMMITTEE” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2026, which Proxy Statement is to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the data under the heading “STOCK OWNERSHIP” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2026, which Proxy Statement is to be filed with the Commission. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the data under the heading “RELATED PARTY TRANSACTIONS” and “Director Independence” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2026, which Proxy Statement is to be filed with the Commission.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185

The information required by this Item is incorporated herein by reference to the data under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of shareholders to be held June 25, 2026, which Proxy Statement is to be filed with the Commission.

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
2.1
Agreement and Plan of Merger dated as of January 11, 2026, by and among Allegiant Travel Company, Mirage Merger Sub, Inc., Sawdust Merger Sub, LLC, and Sun Country Airlines Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Commission on January 12, 2026). (4)

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

4.2	Form of PSP2 Warrant (Included in Exhibit 4.1 as Annex B thereto).
4.3
Indenture, dated as of August 17, 2022, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the Commission on August 17, 2022).

4.4	Form of 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 above).
4.5	Description of Securities
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

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025).
10.3
Credit Agreement dated as of June 24, 2019 among Sunrise Asset Management, Bank of America Leasing and Capital, LLC, Sumitomo Mitsui Banking Corporation and Bank of Utah, as agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the Commission on July 31, 2019). (2)

10.4
Aircraft General Terms Agreement WJE-AGTA between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with Commission on March 1, 2022). (2)

10.5
Purchase Agreement Number PA-05130 between The Boeing Company and Allegiant Air, LLC relating to Boeing Models 737-8-200 and 737-7 Aircraft (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.6
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.7
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A-2 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on March 1, 2022). (2)

10.8
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

10.16
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

10.38	2022 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023). (1)
10.39
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Employees. (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023). (1)

10.40
Form of Restricted Stock Agreement under 2022 Long-Term Incentive Plan - Board Members. (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 27, 2023). (1)

10.41
Form of Stock Option Agreement for President and Executive Vice Presidents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on August 7, 2023). (1)

10.42
Credit Agreement by and among Sunrise Asset Management, LLC, as Borrower, the Lenders party hereto, as Lenders, BNP Paribas, as Administrative Agent, Bank of Utah, as Security Trustee, BNP Paribas and JSA International U.S. Holdings ,LLC as Lead Arrangers, and BNP Paribas, as Sole Structuring Agent dated as of September 27, 2023 (incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.43
Mortgage and Security Agreement by and among Sunrise Asset Management, LLC, as Mortgagor, Bank of Utah, as Account Bank, and Bank of Utah, not in its individual capacity but solely as Security Trustee, as Mortgagee, dated as of September 27, 2023 (incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.44
Lessee Consent from Sunrise Asset Management, LLC as Lessor, and Bank of Utah, as Security Trustee, to Allegiant Air, LLC, as Lessee dated September 29, 2023 (incorporated by reference to Exhibit 10.04 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.45
Lessee Guarantee Agreement by and between Allegiant Air, LLC, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.05 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.46
Allegiant Guarantee Agreement by and between Allegiant Travel Company, as Guarantor, and Bank of Utah, as Security Trustee dated as of September 27, 2023 (incorporated by reference to Exhibit 10.06 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023).

10.47
Supplemental Agreement No. 2 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.08 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.48
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A1-R1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.49
Aircraft Configuration between The Boeing Company and Allegiant Air Exhibit A2-R1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.50
Buyer Furnished Equipment Variables between The Boeing Company and Allegiant Air, LLC - Supplemental Exhibit BFE1 to Purchase Agreement Number PA-05130 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.51
Letter Agreement WJE-PA-05130-LA-2101477R1 between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.52
Letter Agreement WJE-PA-05130-LA-2101479R2 between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.53
Letter Agreement WJE-PA-05130-LA-2103907R1 between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on November 8, 2023). (2)

10.54
PDP Facility Agreement in Respect of Up to Eight (8) Boeing 737 Max Aircraft by and between Sun Tail PDP LLC as Borrower, Carlyle Aviation Management Limited as Agent, Runway Seven Lender LLC as Security Trustee and Runway Seven Lender LLC as Lender dated November 1, 2023 (incorporated by reference to Exhibit 10.100 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024). (2)

10.55
Allegiant Guarantee Agreement dated as of November 1, 2023 between Allegiant Travel Company and Allegiant Air, LLC as Guarantors and Runway Seven Lender LLC as Security Trustee (incorporated by reference to Exhibit 10.101 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024). (2)

10.56
Purchase Agreement Security Assignment (737 Max) dated as of November 1, 2023 between Sun Tail PDP LLC as Assignor and Runway Seven Lender LLC as Assignee (incorporated by reference to Exhibit 10.102 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024). (2)

10.57
Supplemental Agreement No. 3 to Purchase Agreement No. 05130 between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.58
Table of Contents (Letter Agreements) (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.59
Table 1A-R3 to Purchase Agreement No. PA-05130 (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.60
Table 1B-R3 to Purchase Agreement No. PA-05130 (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.61
Letter Agreement WJE-PA-05130-LA-2101477R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.69 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.62
Attachment A to Letter Agreement WJE-PA-05130-LA-2101477R2 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.63
Letter Agreement WJE-PA-05130-LA-2101481R1 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.64
Letter Agreement WJE-PA-05130-LA-2101482R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.65
Letter Agreement WJE-PA-05130-LA-2101488R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.66
Letter Agreement WJE-PA-05130-LA-2103908R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.67
Attachment A to Letter Agreement WJE-PA-05130-LA-2103908R2 by and between The Boeing Company and Allegiant Air, LLC (incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.68
Letter Agreement WJE-PA-05130-LA-2103930R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.69
Letter Agreement WJE-PA-05130-LA-2104982R2 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.77 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.70
Letter Agreement WJE-PA-05130-LA-2302594 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.71
Letter Agreement WJE-PA-05130-LA-2406018 by and between The Boeing Company and Allegiant Air, LLC dated November 14, 2024 (incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 3, 2025). (2)

10.72
Employment Agreement dated as of October 22, 2022 between Sunseeker Resorts, Inc. and Micah Richins (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Commission on August 6, 2024). (1)

10.73
Second Amended and Restated Employment Agreement dated as of September 1, 2024 between the Company and Gregory C. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the Commission on November 5, 2024). (1)

10.74	Amendment No. 1 to Revolving Credit and Guaranty Agreement dated December 5, 2025 between the Company and Barclays Bank PLC.
10.75
Agreement of Purchase and Sale dated as of July 3, 2025, by and among the Company and certain subsidiaries of the Company, as Seller, and Sunseeker Resort Owner LLC, Sunseeker Golf Owner LLC, Sunseeker Expansion Owner I LLC and Sunseeker Expansion Owner II LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed with the Commission on November 6, 2025). (4)

10.76
Closing Agreement dated as of September 4, 2025 by and among the parties to the Agreement of Purchase and Sale referenced in Item 10.75 above (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed with the Commission on November 6, 2025).

19	Allegiant Travel Company Insider Trading Policy adopted on January 28, 2025 and amended on October 28, 2025
21	List of Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97
Allegiant Travel Company Executive Compensation Clawback Policy as adopted on January 28, 2025. (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 3, 2025).

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, formatted in XBRL includes (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023 (v) Consolidated Cash Flow Statements for the years ended December 31, 2025, 2024 and 2023 (vi) the Notes to the Consolidated Financial Statements. (3)

(1)Management contract or compensation plan or agreement required to be filed as an Exhibit to this Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
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
(4)The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on February 26, 2026.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Executive Officer)

POWERS OF ATTORNEY

Each person whose signature appears below hereby appoints Robert Neal and Robert Goldberg, and each of them acting alone, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gregory Anderson	Chief Executive Officer and Director	February 26, 2026
Gregory Anderson	(Principal Executive Officer)

/s/ Robert Neal	President, Chief Financial Officer	February 26, 2026
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	February 26, 2026
Rebecca Aretos	(Principal Accounting Officer)

/s/ Maurice J. Gallagher, Jr.	Director, Chairman of the Board	February 26, 2026
Maurice J. Gallagher, Jr.

/s/ Montie Brewer	Director	February 26, 2026
Montie Brewer

/s/ Gary Ellmer	Director	February 26, 2026
Gary Ellmer

/s/ Ponder Harrison	Director	February 26, 2026
M. Ponder Harrison

/s/ Linda Marvin	Director	February 26, 2026
Linda Marvin

/s/ Sandra D. Morgan	Director	February 26, 2026
Sandra D. Morgan

/s/ Charles W. Pollard	Director	February 26, 2026
Charles W. Pollard