Form 10-K/A
period 2025-12-31
Allegiant Travel CO
filed 2026-03-26
CIK 1362468

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm ID: 185    Auditor Name: KPMG LLP        Auditor Location: Dallas, TX

EXHIBIT INDEX IS LOCATED ON PAGE 25.

EXPLANATORY NOTE

This Amendment to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K of Allegiant Travel Company for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Original Filing”). We are filing this Amendment to include the information required by and not included in Part III of the Original Filing because we are unsure when we will file our definitive proxy statement for our annual stockholder meeting. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information with respect to our board of directors as of March 26, 2026:

Name	Age	Position	Director Since (1)
Maurice J. Gallagher, Jr.	76	Chairman of the Board	2001
Gregory C. Anderson	44	Chief Executive Officer and Director	2024
Montie Brewer (2) (3)	68	Director	2009
Gary Ellmer (4)	72	Director	2008
Ponder Harrison (2)	64	Director	2019
Linda A. Marvin (3) (4)	64	Director	2013
Charles Pollard (2) (4)	68	Director	2009
Sandra Morgan (3)	47	Director	2021

(1)Each director serves for a one-year term with all directors being elected at each stockholders’ meeting.
(2)Member of the compensation committee.
(3)Member of the nominating and governance committee.
(4)Member of the audit committee.

Below are the principal occupations and business experience, for at least the past five years, of each member of our Board. In addition, we indicate below the experience and qualifications which led the board of directors to conclude that each person should serve on the board:

Maurice J. Gallagher, Jr. has been actively involved in the management of our Company since he became our majority owner and joined our board of directors in 2001. Mr. Gallagher served as our chief executive officer from September 2023 to September 2024, having previously served in such capacity from 2003 until June 2022. He was designated chairman of the board in 2006. He served as our executive chairman from June 2022 until September 2023 and then again from September 2024 until April 2025. Prior to his involvement with Allegiant, Mr. Gallagher devoted his time to his investment activities, including companies which he founded. Mr. Gallagher was one of the founders of ValuJet Airlines, Inc. (the predecessor of AirTran which later merged into Southwest Airlines) and served as an officer and director of ValuJet from its inception in 1993 until 1997. From 1983 until 1992, Mr. Gallagher was a principal owner and executive of WestAir Commuter Airlines.

As the founder of our business strategy and as our former chief executive officer for more than 20 years, Mr. Gallagher provides invaluable strategic direction, innovation and experience to our board.

Gregory C. Anderson was promoted to chief executive officer and joined our board of directors in September 2024 and served as president from August 2022 until November 2025. He served as our chief financial officer from 2019 until January 2023 and as executive vice president from 2019 until August 2022. Previously, he served as our principal accounting officer from 2015 until January 2021 and as senior vice president, treasury from 2017 to 2019. He joined us in our accounting department in 2010. Prior to joining the Company, Mr. Anderson worked in corporate accounting for U.S. Airways from May 2009 until January 2010 and worked in public accounting for Ernst & Young prior to joining U.S. Airways.

Montie Brewer was elected to our board in 2009. Mr. Brewer served in senior management roles for Air Canada from 2002 until 2009, serving as its president and chief executive officer from 2004 until 2009. Mr. Brewer served on the board of directors of Air Canada from 2004 until 2009. Prior to Air Canada, Mr. Brewer served as senior vice president-planning for United Airlines and previously worked at Northwest Airlines, Republic Airlines, Braniff and TransWorld Airlines, beginning his employment in the airline industry in 1981. Mr. Brewer served as an executive officer of United Airlines from 1988 until 2002. Mr. Brewer also served as a director of Finnair from March 2018 until March 2025 and as a director of ID90, an IT provider, since 2017.

Mr. Brewer is an innovator in airline network, revenue, distribution and retailing which has allowed him to be very helpful and supportive in Allegiant’s strategic and commercial development. Having experience in both legacy and low cost carriers in North America and Europe, Mr. Brewer provides perspectives on the industry not readily available to Allegiant. Mr. Brewer’s prior experience as chief executive officer of Air Canada for more than four years, and his more than 28 years in management positions at multiple airlines, provide the background for a conclusion that he is a valuable addition to our board.

Gary Ellmer was elected to our board in 2008. Mr. Ellmer served in senior management positions for ATA Airlines from 2006 until February 2008, serving as chief operating officer from September 2007 until February 2008. Mr. Ellmer served as president and chief operating officer of Executive Airlines/American Eagle Caribbean from 2002 until 2006. From 1998 until 2002, he served in various officer positions for American Eagle Airlines, Business Express Airlines and WestAir Commuter Airlines. Mr. Ellmer is an eight-year veteran of the United States Marine Corps.

Mr. Ellmer’s service as chief operating officer of three airlines, and more than 30 years of experience in the airline industry, provide significant experience with regard to all facets of airline operations, including safety management, safety system development, reliability systems design, labor relations, pilot and technician training programs, FAA interface and regulatory procedures, quality control systems and procedures, maintenance and engineering systems and procedures, accident and incident prevention, accident and incident control, and development and testing of emergency response plans. This experience supports a conclusion that he should continue to serve on our board.

Ponder Harrison was elected to our board in October 2019. Mr. Harrison previously served as an executive officer of the Company from 2002 until 2009, during which period he was responsible for marketing and sales, pricing and revenue management, inflight and people services, distribution and e-commerce strategies. Mr. Harrison continued to consult with the Company from 2009 until 2017. Since then, Mr. Harrison has devoted his time to philanthropic activities and his personal investments. He joined the national Parkinson’s Foundation board of directors in 2019. In addition, Mr. Harrison has served as an executive partner of Comvest Partners since 2018 and has been a strategic advisor to Franklin Templeton’s Blackhorse Industrial Technology Fund since 2017. Mr. Harrison was president of Corporate Aircraft Partners, Inc. from 2001 through 2002. In 1999, he co-founded Virtual Premise, Inc., which was a leading SaaS provider of commercial real estate information management solutions. He served as its chairman and chief executive officer until its acquisition by CoStar Group, Inc. in 2011.

Earlier in his career, Mr. Harrison was vice president of sales and marketing for ValuJet Airlines from its commencement of business in 1993. After its merger with AirTran, he served as senior vice president of marketing until 1998. Before joining ValuJet, Mr. Harrison worked in various management roles at Delta Air Lines from 1983 through 1992.

Mr. Harrison also brings a diverse background and maintains a core-competency in technology and enterprise software development, having served as a founder, chief executive officer and chairman of a successful SaaS enterprise company. Providing additional benefit to this end, Mr. Harrison is an active private investor in the global industrial technology market segment while also serving as an advisor to Franklin Resources’ Blackhorse Fund, a venture and private equity investment entity.

Mr. Harrison’s extensive experience in the airline business and in sales and marketing substantiated his addition to the board in 2019 and his value to the Company on an ongoing basis.

Linda A. Marvin was elected to our board in 2013. Ms. Marvin served as chief financial officer of the Company from 2001 until 2007. Since then, Ms. Marvin has dedicated her time to philanthropic activities and her private investments. She served as an officer of The Animal Foundation from 2017 until January 2019, served as its chairman from 2013 until 2016 and has served as an emeritus board member since January 2019. In addition, since August 2023, she has served on the board of the Jazz Outreach Initiative, a 501c3 organization focused on jazz education. From 1996 through 2001, Ms. Marvin held various management positions for Mpower Communications, including chief financial officer and senior vice president of finance. Prior to that, she was involved in the airline industry in various finance and accounting roles with Business Express/Delta Connection and with WestAir Commuter Airlines and earlier in her career, served as an audit manager with KPMG Peat Marwick. From 2018 to 2022 and from May 2023 until March 2026, Ms. Marvin served as a member of a U.S. Bank Advisory Board.

Ms. Marvin’s financial and accounting literacy, leadership expertise, general business knowledge, depth of knowledge of our company, having previously served as our chief financial officer, and her extensive airline industry experience, leads us to conclude she is qualified to serve on, and a valuable addition to, our board.

Sandra Douglass Morgan was elected to our board in October 2021. Since July 2022, Ms. Morgan has served as president of the Las Vegas Raiders football team in the National Football League. Ms. Morgan served as an of counsel attorney with Covington & Berling, an international law firm, from November 2021 until July 2022. She has been the owner/manager of Douglass Morgan, LLC, a legal and consulting firm, since January 2021. She is a past chairwoman of the Nevada Gaming Control Board, having served in that position from January 2019 until November 2020. She was appointed to this role by Governor Steve Sisolak and was the first African-American to have served as chair. Ms. Morgan was previously appointed to the Nevada Gaming Commission by Governor Brian Sandoval in April 2018. While serving as a commissioner, Ms. Morgan also served as director of external affairs for AT&T Services, Inc. from 2016 to January 2019 and was responsible for managing AT&T’s government and community affairs in Nevada. She previously served as the City Attorney for the City of North Las Vegas from 2008 to 2016 and was the first African-American city attorney in the State of Nevada. Prior to her public service with the City of North Las Vegas, Ms. Morgan served as a litigation attorney for MGM Mirage (now known as MGM Resorts) from 2005 to 2008. Ms. Morgan previously served as an athletic commissioner on the Nevada State Athletic Commission and served on the board of directors for Jobs for Nevada’s Graduates.

Ms. Morgan has also served as an independent director with Fidelity National Financial, Inc. (NYSE:FNF) a leading provider of title insurance and transaction services to the real estate and mortgage industries, since November 2020 and served as an independent director of Caesars Entertainment, Inc. (NYSE:CZR) a geographically diversified gaming and hospitality company, from November 2021 until July 2022.

Ms. Morgan brings more than 20 years of experience as a practicing attorney and senior executive in the gaming, hospitality and sports & entertainment industry, where she led operations in a highly regulated, publicly visible environment. Her extensive legal background includes expertise in corporate governance, compliance, internal investigations, and regulatory oversight—core competencies that strengthen board performance and integrity. She has guided organizations through risk mitigation, leadership transitions, and stakeholder engagement, and brings valuable insight into ethical frameworks and fiduciary responsibilities that directly support her role on the nominating and governance committee.

In addition to her legal and executive experience, Ms. Morgan has led initiatives in sustainability and other areas of increasing importance to public company boards and long-term corporate strategy. She has advised on succession planning, evaluated leadership structure, and overseen talent development within a variety of organizations. Her experience with public-private partnerships and stakeholder communications also enhances the board’s ability to navigate reputational risk and regulatory change. The nominee’s independent judgment, cross-sector expertise, and strategic mindset make her a valuable contributor to board governance and oversight.

Charles W. Pollard was elected to our board in 2009. Mr. Pollard served in various executive positions for Omni Air International from 1997 until 2009, including as its president and chief executive officer from January 2007 until September 2008. Prior to his employment with Omni Air International, Mr. Pollard served in various executive positions for World Airways from 1987 until 1997, including as president and chief executive officer from 1993 to 1997. Mr. Pollard began his career as an attorney in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP from 1983 to 1987. Mr. Pollard has served as a director of Aircastle Limited since 2010.

Mr. Pollard’s chief executive officer experience at two airlines is relevant to the challenges of growing our Company. His experience on the board of Aircastle Limited, a global aircraft leasing group, where he chairs both the compensation committee and the risk and governance committee, provides our board insights into aircraft markets. His law firm experience in corporate finance and mergers and acquisitions provides depth in those areas.

Our executive officers and their respective ages as of March 26, 2026, are as follows:

Name	Age	Position
Gregory C. Anderson	44	Chief Executive Officer and Director
Robert J. Neal	42	President, Chief Financial Officer
Drew A. Wells	39	Executive Vice President, Chief Commercial Officer
Tyler J. Hollingsworth	45	Executive Vice President, Chief Operating Officer

Gregory C. Anderson - as a director, biographical information on Mr. Anderson is located above.

Robert J. Neal was promoted to president in November 2025 and has served as chief financial officer since January 2023. He served as executive vice president from April 2025 until November 2025, as senior vice president from February 2021 until April 2025 and as our vice president, fleet planning and corporate finance from 2016 until February 2021. Mr. Neal has been employed by us in various capacities with ever increasing responsibilities since 2007.

Drew Wells was promoted to senior vice president, revenue in February 2021 and to executive vice president in April 2025. He was designated chief revenue officer in January 2023 and chief commercial officer in September 2024. Previously, he served as vice president, revenue from March 2018 until February 2021 and as our director of revenue from 2016 until 2018. Mr. Wells joined us in 2011 and worked in financial planning and analysis and in fleet planning before moving to the revenue department.

Tyler Hollingsworth was designated to serve as our chief operating officer in May 2025 and as executive vice president in January 2026, having served as interim chief operating officer since March 2025. Mr. Hollingsworth has been with us since 2010. He served as our senior vice president, flight operations, from March 2024 until January 2026, in which role, he supported various operational areas within the Company. He served as our vice president, flight operations from October 2022 until March 2024. Prior to that, he served as vice president, safety and security from 2019 until October 2022, as director of flight training from 2016 to 2019, as Airbus technical pilot from January 2016 until April 2016 and as safety quality control specialist from November 2014 until January 2016. Mr. Hollingsworth originally joined us as a pilot in 2010.

None of our executive officers is related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Exchange Act to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us with respect to transactions during 2025 and through the date of this statement, or written representations from certain reporting persons, we believe that our directors and executive officers have complied with all filing requirements applicable to them. We have had one or more stockholders with more than 10 percent ownership during 2025 which are not insiders. These 10 percent owners did not file reports on Form 3, 4 or 5 during 2025.

Code of Ethics

We have adopted a Corporate Code of Conduct and Ethics (the "Code of Ethics") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other directors, officers and employees of ours. Our Code of Ethics includes provisions regarding our work environment and human rights, reemphasizing our commitments to non-discrimination and anti-harassment. The Code of Ethics is posted on our website (www.allegiant.com) and is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to Company Secretary, 1201 N. Town Center Drive, Las Vegas, Nevada 89144. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website.

Audit Committee

The audit committee is currently comprised of Gary Ellmer, Linda A. Marvin, and Charles W. Pollard, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Linda A. Marvin has been identified as the audit committee financial expert and serves as the chairperson of the committee.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to the Company.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our executive officers should be read together with the compensation tables and related disclosures in this report.

Our compensation committee is responsible for establishing and implementing our compensation philosophy. Our compensation committee is appointed by our board of directors. Under the compensation committee charter, our compensation committee has the responsibility for determining compensation for our chief executive officer, for any other executive officer who serves on the board and for any of our other named executive officers in the Summary Compensation Table from the prior year. Our compensation committee also approves all equity grants under our long-term incentive plan.

Our named executive officers (“NEOs”) for 2025 were:

Gregory C. Anderson	Chief Executive Officer
Robert J. Neal	President, Chief Financial Officer
Drew A. Wells	Executive Vice President, Chief Commercial Officer
Tyler J. Hollingsworth	Senior Vice President, Chief Operating Officer
Micah Richins	President of Sunseeker Resorts (no longer an executive officer as of November 2025)

Executive Summary of 2025 Company Performance

•In January 2026, announced a definitive merger agreement under which we plan to acquire Sun Country Airlines
•Record total airline-only operating revenue of $2.5 billion, up 4.3 percent year-over-year
•Achieved controllable completion of 99.9% for the year
•Airline-only operating CASM, excluding fuel and special charges of 8.04 cents, down 6.1 percent as compared with full-year 2024, on capacity growth of 12.6 percent
•Successfully integrated Boeing 737 MAX aircraft into our fleet
•Strategically increased peak period utilization of aircraft
•During the year, expanded the network by announcing 54 new routes, including service to eight new cities:
Atlantic City (NJ), Burbank (CA), Columbia (MO), Fort Myers (FL), Huntsville (AL), La Crosse (WI), Philadelphia (PA), and Trenton (NJ)
•Ranked 2nd best airline among major US carriers in the Wall Street Journal's "The Best and Worst Airlines of 2025"
•The only US Airline named by Newsweek as one of America's Most Loved Brands 2025

•Named Best Airline Credit Card by USA TODAY's Readers' Choice Awards for the seventh consecutive year and Best Frequent Flyer Program by USA TODAY's Readers' Choice Awards for the second consecutive year
•$139.6 million in total co-brand credit card remuneration received, up 3.6 percent from the prior year
•Ended the year with 21 million total active Allways Rewards members
•Completed the sale of Sunseeker Resort on September 4, 2025
•Published the company's fourth annual sustainability report

Compensation Strategy Discussion

Compensation Policies and Practices

What We Do		What We Don't Do
✓	Ensure management acts and thinks like stockholders through stock ownership guidelines and equity grants as a significant component of the compensation package	✗	No significant perquisites or benefits for executives
✓	Have a compensation committee comprised solely of independent directors which considers and approves all compensation to our named executive officers	✗	No repricing of options, stock appreciation rights or other grants under our Long-term Incentive Plan
✓	Deliver a large majority of target pay opportunities for our named executive officers in the form of variable pay tied to strong performance	✗	No automatic trigger equity award acceleration upon a change of control
✓	Provide an appropriate mix of short-term and long-term incentives	✗	No "single trigger" change of control payments
✓	Link pay to performance with multiple performance metrics aimed at supporting stockholder value creation	✗	No supplemental executive retirement plan or deferred compensation plans
✓	Promote long-term focus with stock grants vesting over three years	✗	Do not price equity grants in advance of earnings releases or other material press releases
✓	50% of equity awards are performance based, including based on relative total stockholder return and balance sheet improvement	✗	No short sales under our insider trading plan
✓	Require a one-year minimum vesting period for stock grants (with limited exceptions)
✓	Establish base pay rates and total compensation targets in reference to other U.S. airlines’ pay levels
✓	Hold an annual say-on-pay vote
✓	Mitigate potential dilutive effects of equity awards through stock repurchase program
✓	Solicit stockholder feedback on our executive compensation through regular stockholder engagement
✓	Have trading blackout periods under our insider trading policy and require our officers to pre-clear trades in Company securities with counsel
✓	Have a strong compensation clawback policy that mandates recovery of incentive compensation in the event of financial statement restatements per Nasdaq listing standards and that allows us to seek recovery of incentive compensation if a covered executive commits certain misconduct.

Evolution of Our Executive Compensation Program

Considering feedback from stockholder engagement and reviewing executive pay packages for other U.S. airlines, and particularly, the other value carriers, our compensation committee approved a more conventional executive compensation program for 2025 and future years. Under the new program, base salaries were increased to closer to (but still generally below) industry levels and our officers are eligible for a short-term cash bonus incentive and long-term stock grants with vesting over three years to be awarded after the end of the year. Of the long-term incentive stock grants, 50 percent are based on metrics tied to relative total stockholder return and balance sheet improvement. The fixed base salaries for our named airline executive officers represented only between 19 to 34 percent of their total compensation in 2025, substantially aligning their compensation with financial and operational performance and the interests of our stockholders. The performance metrics for the short-term cash bonus incentive are discussed further in this CD&A section under “Compensation Components” below.

In suggesting the adoption of this new executive compensation structure, management reviewed the compensation structures of other U.S. airlines and suggested financial and operational targets specific to Allegiant. Our compensation committee approved the metrics used for the short-term cash bonus incentive and for the long-term incentive (stock grants) for our named executive officers and also approved the weighting of each factor.

Stockholder Engagement

Stockholder engagement is an important component of our corporate governance. We regularly meet with stockholders throughout the year and proactively solicit feedback regarding stockholder priorities. During 2025, our outreach targeted our top ten shareholders representing nearly 60 percent of our outstanding shares. Stockholders representing roughly 40 percent of our outstanding shares engaged with management. Our outreach program gives our larger holders the opportunity to engage with members from our board as requested and senior leadership on topics including Company performance, executive compensation, long-term strategy, corporate governance practices and sustainability. Feedback solicited from our holders was considered and integrated into our compensation program. General engagement practices throughout the year are outlined below.

Spring		Summer		Fall		Winter
The Company will file its proxy statement during the Spring, with the annual meeting being held in early summer. Disclosures included within the proxy statement will incorporate applicable feedback received from stockholders throughout the year. Additional outreach will be conducted prior to our annual meeting as necessary.	}	The Company will review feedback received from the annual meeting voting results. Based on results, the Company will begin preparing for shareholder outreach.	}	The Company engages with shareholders regularly through participation in industry conferences and on request.	}	The Company will review feedback received throughout the year and present the feedback to the board. Senior leadership and the board will consider changes to governance practices, executive compensation, and sustainability based on the feedback received. Any changes will be incorporated into the upcoming proxy statement.

We always value the perspective of our stockholders and believe that stockholder engagement leads to enhanced governance practices. Our chief executive officer, chief financial officer, chief commercial officer, and investor relations team meet regularly with stockholders and investors, attend industry conferences and maintain a high level of engagement throughout the year with the Company’s stockholders and the airline investor community.

Stockholder feedback is communicated directly to our board and helps inform board discussions on a range of important issues. Management and our board remain committed to consistent and substantive stockholder engagement both in connection with the proxy statement and throughout the year and to incorporate stockholder perspectives in our governance and compensation discussions and corporate responsibility issues. Further, we report on our stockholder engagement in this section of our CD&A.

The stockholders who engaged with us used the opportunity to inquire about business issues of interest and we updated them on a broad array of topics of interest, including executive compensation. The stockholders who participated in meetings indicated that they appreciated the outreach.

General Discussion

Senior management makes recommendations to the compensation committee with respect to the total amount of cash bonuses to be paid, the allocation of the cash bonus pool among officers and employee groups and granting of stock-based awards to management personnel. The compensation committee typically asks our chairman of the board and our chief executive officer to participate in its deliberations concerning approval of cash bonuses payable and stock awards granted. The compensation committee members consider the recommendations from management and also draw on the committee members' and our chairman's substantial experience in managing companies, in approving bonus levels and stock-based awards. The compensation philosophy employed by the Company has been implemented by us without use of any outside compensation consultants but with reference to executive compensation practices used by other U.S. airlines.

As our stockholders approved our executive pay policies at our 2025 stockholders meeting with a greater than 92 percent favorable vote, we have not implemented any changes to our pay policies in response to the stockholder vote in 2025. An advisory vote on executive compensation is being held again at this year’s stockholder meeting.

Reflective of the evolution of our executive compensation program after considering stockholder input and executive pay practices in the airline industry, for 2025, various metrics have been established to determine the amounts of short-term incentive and long-term performance-based stock grants as discussed below.

2025 Executive Compensation

In early 2025, our compensation committee approved a metrics based short-term incentive program (cash bonus) for our NEOs and a long-term incentive program (stock grants) 50% of which is based on defined performance metrics. Recognizing that Mr. Anderson received stock grants in 2023 and 2024 that vest over the term of his employment agreement through the end of 2026, he participated in stock grants in 2025 only to the extent in excess of target performance.

No discretionary cash bonuses or discretionary stock grants were awarded to our NEOs during 2025.

Compensation Components

Compensation has historically been broken out into the following components:

Pay Type	Component	Rationale and Link to Stockholder Value
Fixed	Base Salary • Cash
• Provides a fixed amount of compensation for performing day-to-day functions based on level of responsibility, experience and individual performance.
–The base salaries for 2025 were established based on a review of other airlines’ base salaries and particularly, the value carriers in the U.S.
–As of the end of 2025, the base salaries for our NEOs are as follows:
–$600,000 for Gregory Anderson,
–$525,000 for Robert Neal,
–$475,000 for Drew Wells, and
–$400,000 for Tyler Hollingsworth

At Risk - Performance Based	Short-term Incentives • Cash
• Rewards short-term financial and operational performance. Serves as key compensation vehicle for rewarding annual results. In 2025, our NEOs' participation in these cash bonuses depended on financial, operating and tactical metrics approved by our compensation committee.
–The metrics established for 2025 and their respective weightings are airline cost per available seat mile (CASM) excluding fuel and special charges (20% weighting), adjusted airline-only operating margin (20% weighting), operational excellence (20% weighting) with performance based on the number of the following factors achieved during the year - controllable completion, net promoter score, A60 arrival metric, Star D0 departure metric and safety administration; controllable completion in relation to other U.S. airlines (10% weighting); and tactical excellence measured by peak week utilization (15% weighting) and productivity in terms of full-time equivalent employees per 1,000 departures (15% weighting). Similar metrics were applied to other management employees (our vice presidents and director-level employees) for our successful performance. The short-term incentive may be earned between threshold levels (payable at 50% of the target amount) and stretch goals (payable at 150% of target amount).
–The metrics were established to incentivize improved financial performance (through CASM and operating margin targets), operational performance (through controllable completion, net promoter score, A60, Star D0 and safety administration targets) and tactical performance (through peak week utilization and employee productivity)
–Our compensation committee evaluated our performance during 2025 in relation to the established metrics and determined that our NEOs earned 124% of the target short-term incentive based on performance in excess of target in the areas of airline adjusted CASM-ex fuel, controllable completion, operational performance, peak week utilization and employees per 1,000 departures.
–Our compensation committee has approved similar performance metrics for 2026 with higher weighting on financial performance.

Long-term incentives • Performance-based restricted stock (paid in shares of stock)
• Rewards achievement of financial and strategic goals through the performance period, aligns with interest of stockholders, facilitates executive officer stock ownership and promotes employee retention during the three-year vesting period.
–In 2025, our NEOs’ participation in these stock grants depended on relative total stockholder return in relation to industry peers and net debt to EBITDA. The performance-based restricted stock was granted in February 2026 subject to a three-year vesting period from the date of grant. At target performance levels, these performance-based grants for our NEOs (other than Mr. Anderson who received a performance-based grant only for performance in excess of the target level) would have been in the same amount as the time-based grants described below. The long-term performance-based restricted stock may be earned between threshold levels (50% of the target amount) and stretch goals (150% of target amount).
–On these metrics, our compensation committeee determined that we were in the 88th percentile of our industry peers in total stockholder return during the measurement period (since September 1, 2024 when Mr. Anderson was promoted to chief executive officer) and met our stretch goal in net debt to EBITDA (2.33 times compared to the stretch goal of 2.40 times). As such, the NEOs were entitiled to performance grants in the amount of 120.3% of target levels for 2025 performance.
–The performance-based stock grants earned in 2025 are reflected in the Summary Compensation Table for 2025 even though granted after the end of the year.

Other	Long-term incentives • Time-based restricted stock (paid in shares of stock)
• Aligns with interest of stockholders, facilitates executive officer stock ownership and promotes employee retention during the three-year vesting period.
–The time-based restricted stock as a part of 2025 compensation were granted in February 2026 and then a three-year vesting period applies.
–Time-based stock grants to our NEOs for 2025 are reflected in the Summary Compensation Table.
–The time-based stock grants for 2025 were not dependent on performance criteria.

	Retirement Benefits • 401k plan with matching contributions	• Creates shared responsibility for retirement through matching contributions.

	Perquisites • Non-cash benefits such as flight benefits and health insurance	• Enhances retention and strengthens our relationships with our executives and generally aligns with perquisites provided to executives at similar positions within the airline industry.

The following table provides our 2025 performance metrics, actual performance and percentage achieved for each:

Performance Metric	Weighting	Threshold	Target	Stretch	Result	Percentage Achieved
Financial
Airline CASM ex. Fuel and Special Charges (cents)	20%	8.50	8.25	8.00	8.04	141%
Adjusted Airline-only Operating Margin(2)	20%	5.00%	10.00%	15.00%	7.36%	74%
Operational
Operational Excellence (number of factors achieved)(1)	20%	1	3	5	5	150%
Controllable Completion (ranking in industry)	10%	7+	5+	3+	1	150%
Tactical
Peak Month Utilization (average block hours per aircraft during peak periods)	15%	8.25	8.5	8.75	8.65	130%
Productivity (FTEs per 1,000 departures)	15%	75	68	62	67	113%
(1)    Based on the number of operational objectives achieved during the year compared to internally established goals relating to controllable completion, net promoter score, A60 arrivals, Star D0 departure metric and safety administration.
(2)    See Appendix A for a reconciliation of adjusted airline-only operating margin, a non-GAAP measure.

The graphics below show the mix of our executives' fixed and at risk compensation shown in the Summary Compensation Table for 2025.

*    This pie chart includes all stock grants attributable to our CEO's employment in 2025, which includes prior stock grants intended as compensation for, and vesting in, 2025 as well as the performance-based grants earned on 2025 performance and shown in the Summary Compensation Table.

Risk Mitigation Policies. Our board has approved the following compensation risk mitigation policies:

1.Minimum security ownership of management - to assure proper alignment of the interests of management and those of our stockholders, our board has established minimum stock ownership guidelines for our named executive officers in an amount equal to three times base salary for our chief executive officer and two times base salary for our other named executive officers.

2.Clawback policy - our amended Executive Compensation Clawback Policy applies to our executive officers. The policy provides that the Company will recover from executive officers erroneously awarded incentive-based compensation in the event the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws. This includes any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

In addition, under this policy, the Company has the discretion to require the return of incentive-based compensation from executives who commit certain misconduct. For these purposes, misconduct includes fraud or willful misconduct, intentional commission of a significant federal or state law violation, commission of a willful breach of a significant Company policy, including a significant violation of the Company's Code of Ethics, or embezzlement or misappropriation of Company funds or property, in each case, that materially affects the business, financial condition, profits, property or reputation of the Company.

3.Long-Term Incentive Plan - our 2022 long-term incentive plan includes the following risk mitigation provisions:

a.Minimum vesting requirements - equity grants must have a minimum one-year vesting requirement except that up to five percent of the shares available under the plan may be exempt from this requirement in the discretion of our board

b.Repricing of options is prohibited - we have never repriced any options or stock appreciation rights

c.Option and stock appreciation right pricing - the exercise price for options or stock appreciation rights will not be less than the closing price of our stock on the date of grant

d.Granting of performance-based awards - the holder will be entitled to pro-rated vesting on a change in control or vesting based on actual performance to the date of change in control unless the award agreement provides otherwise. Our compensation committee retains discretion as to acceleration of vesting of time-based awards.

e.Holding period for shares after vesting of shares for chief executive officer – Our chief executive officer will not be able to sell or otherwise transfer shares vesting within the 12-month period following vesting, subject to an exception after a termination of employment under certain circumstances.

f.Our 2022 long-term incentive plan generally precludes vesting of performance-based awards beyond pro-rata or actual performance in the event of a change in control.

4.Limit on Cash Severance Payments – Our compensation committee has established a policy under which cash severance payments would be limited to three times base salary and prior year cash bonus without stockholder approval.

5.Timing of Equity Grants – Equity grants to management are typically approved at or around quarterly board meetings which precede quarterly earnings releases. The equity grants are not priced until at least two days after the earnings release. In any event, the compensation committee will not price any equity grant in advance of the disclosure of any material non-public information.

Other Compensation. Our officers participate in employee benefits generally available to our full-time employees. We have no current plans to make any material changes to the levels of benefits and perquisites provided for our named executive officers.

401(k) Plan. We maintain a 401(k) retirement plan that qualifies as a defined contribution plan under Internal Revenue Code section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 100 percent of their permitted contributions, up to a maximum of three percent of the participant's annual salary plus 50 percent of their contributions between three percent and five percent of their annual salary. Enhanced matching contributions apply to our pilots and flight attendants under our collective bargaining agreements with those labor groups. Eligible employees are immediately 100 percent vested in their individual contributions and “safe harbor” matching contributions.

Employee Stock Purchase Plan. The Allegiant Travel Company 2014 Employee Stock Purchase Plan or "ESPP" is intended to meet the requirements of an "employee stock purchase plan," as defined in Section 423 of the Internal Revenue Code. The purpose of the ESPP is to provide eligible employees of our Company with the opportunity to acquire an equity interest in the Company through participation in a payroll deduction-based employee stock purchase plan that is tax qualified under Code Section 423. Under the ESPP, our employees have an opportunity to acquire our common stock at a specified discount (currently a 15 percent discount) from the fair market value as permitted by Code Section 423. Our compensation committee views the implementation of the ESPP as a positive for stockholders, as it more closely aligns the interests of our employees with the interests of our stockholders.

Compensation Risk. Our compensation committee has determined that our compensation programs do not pose significant risk to our Company as management’s interests are aligned with those of our stockholders. All employees are eligible to participate in the cash bonus program such that employees in any group or function are not included to the exclusion of employees in any other group or function. Further, the cash bonus pool depends on airline profitability such that rewards are based on the common goal of profitability. While the cash bonus program encourages short-term profitability, equity-based grants to management employees under the long-term incentive plan with a three-year vesting schedule encourage long-term success, further reducing compensation risk. Our 2025 executive compensation program for our NEOs further aligns management's interests with those of our stockholders as short-term incentive bonuses were metric-based and half of the target long-term incentives (stock grants) were performance based.

Determination of Equity-Based Award Grant Dates. The compensation committee has the discretion to determine the timing and amount of any equity-based awards. Almost all of the awards in recent years have been in the form of restricted stock. Restricted stock grants are typically denominated in dollar value and are priced based on current market value at least two days after award. Restricted stock grants are not issued in advance of disclosure of material non-public information.

Current Frequency of Stockholder Advisory Votes on the Compensation of Our Named Executive Officers. Our board of directors has determined to include a stockholder advisory vote on the compensation of our named executive officers in our proxy materials every year. An annual vote was established in response to the outcome of the “say on pay frequency” advisory vote at the 2017 stockholders’ meeting and has continued annually since then. A say-on-pay frequency vote was held at our 2023 stockholders’ meeting at which approximately 72 percent of our stockholders voting on the issue voted in favor of annual votes.

An advisory vote on "say on pay" for our named executive officers will occur at every annual meeting of stockholders. A "say on pay frequency" vote is next scheduled for our 2029 annual stockholders' meeting.

Compensation of Named Executive Officers and Other Information

The following table shows the cash compensation paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2023 through 2025 to our named executive officers. The table does not include a column for change in pension value or non-qualified deferred compensation earnings as none of the named executive officers received any such compensation in the years disclosed.

SUMMARY COMPENSATION TABLE

Name and Principal Position During 2025	Year	Salary	Bonus (1)	Stock Awards (2)(3)		Option Awards (4)		All Other Compensation (5)	Total
Gregory C. Anderson(6)	2025	600,000	1,344,515	223,496		—		23,500	2,191,511
Chief Executive Officer	2024	400,000	200,000	1,073,930	(6)	59,300	(7)	23,000	1,756,230
	2023	65,000	3,872	8,530,500		17,220	(7)	7,150	8,623,742

Robert J. Neal	2025	463,750	799,377	1,197,030		—		23,500	2,483,657
Chief Financial Officer	2024	240,000	350,000	549,970	(8)	—		23,000	1,162,970
	2023	235,000	600,000	963,634		—		13,200	1,811,834

Drew A. Wells	2025	455,417	738,625	1,118,973		—		23,500	2,336,515
Chief Commercial Officer	2024	240,000	350,000	549,970	(8)	—		23,000	1,162,970
	2023	235,000	608,630	963,634		—		13,200	1,820,464

Tyler J. Hollingsworth(10)	2025	378,750	412,086	766,912		—		18,938	1,576,686
Chief Operating Officer

Micah J. Richins(9)	2025	310,963	600,000	—		—		7,875	918,838
President,	2024	300,001	300,000	537,970	(8)	—		12,000	1,149,971
Sunseeker Resorts

(1)Cash bonuses under our short-term incentive bonus plan are reported in the year to which they relate, and are paid no later than the end of the first quarter of the following year.
(2)The dollar amounts in this column represent the grant date fair value of restricted stock awards and phantom stock awards granted, as calculated in accordance with stock-based compensation accounting standards. The fair value of each of these awards is based on the closing share price of our stock on the grant date. In most cases, the restricted stock vests over a period of three years.
(3)Stock awards under our long-term incentive plan for 2025 are reported in the year to which they relate (2025) as they were calculated based on 2025 performance but were not granted until February 2026.
(4)In accordance with SEC rules, the dollar amounts in this column represent the grant date fair value of options granted, as calculated in accordance with stock-based accounting standards.
(5)All Other Compensation consists of our matching contributions under the 401(k) plan for all officers participating in the plan. No amount is included in this column for the value of perquisites and personal benefits, including flight benefits, as these benefits did not exceed $10,000 for any executive officer.
(6)Mr. Anderson entered into a new employment agreement in August 2022 under which he was to continue to serve as an executive officer of the Company through the end of 2026. Under this agreement, a multi-year grant of restricted stock was issued to him in April 2023 and January 2024 as compensation for the remaining term of the employment agreement. The full grant date value is reflected in the summary compensation table for 2023 and 2024 in accordance with SEC rules but is to be earned over the remaining term of this employment agreement.
(7)These stock options all expired unexercised as the options were never in the money or were cancelled through a revised employment agreement.
(8)25 percent of these stock grants are in the form of phantom stock with vesting over three years. These grants will be settled in cash on each vesting date.
(9)Compensation prior to 2024 is not shown for Mr. Richins as he was not considered to be an executive officer during that period.
(10)Compensation prior to 2025 is not shown for Mr. Hollingsworth as he was not considered to be an executive officer during that period.

Grants of Plan-Based Awards

There were no grants of plan-based awards to our named executive officers during 2025 as the stock grants awarded to our named executive officers with respect to 2025 performance were issued in February 2026.

Outstanding Equity Awards at Year End

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025:

	Stock Awards
Name	Shares of stock not vested (#)		Market value of shares of stock not vested ($) (1)
Gregory C. Anderson	22,798	(2)	1,943,985
	9,534	(3)	812,964

Robert J. Neal	735	(4)	62,673
	1,067	(6)	90,983
	5,959	(7)	508,124
	1,489	(8)	126,967

Drew A. Wells	735	(4)	62,673
	1,067	(6)	90,983
	5,959	(7)	508,124
	1,489	(8)	126,967

Tyler J. Hollingsworth	354	(5)	30,186
	800	(6)	68,216
	2,709	(7)	230,996
	2,031	(8)	173,183

Micah Richins	N/A		N/A
(1)Based on our closing stock price of $85.27 on December 31, 2025.
(2)Unvested restricted stock of which 22,400 shares vest in 2026 and the remaining shares will vest on January 1, 2027.
(3)Unvested restricted stock of which 3,466 shares vest in 2026 and the remaining shares will vest on January 1, 2027.
(4)Unvested restricted stock vesting on April 3, 2026.
(5)Unvested restricted stock vesting on April 12, 2026.
(6)Unvested restricted stock vesting on August 4, 2026.
(7)Unvested restricted stock vesting one-half each on September 23, 2026, and 2027.
(8)Phantom stock vesting one-half each on September 23, 2026, and 2027. Phantom stock is payable in cash based on our stock price on each vesting date.

Option/SAR Exercises and Stock Vested Table

The following table summarizes the number of option/SARs awards exercised and stock awards vested by our named executive officers in 2025 and the value realized on option/SARs exercise or stock award vesting (with each line item representing a separate stock grant):

	Stock Awards
	Shares acquired on vesting (#)	Value realized on vesting ($)(1)
Gregory C. Anderson	12,933	$657,643
	5,604	$269,664
	12,933	$769,126

Robert J. Neal	734	$35,753
	1,067	$51,846
	2,979	$184,638
	1,655	$109,081
	745	$40,945
	745	46,175

Drew A. Wells	734	$35,753
	1,067	$51,846
	2,979	$184,638
	1,455	$95,899
	745	$40,945
	745	$46,175

Tyler J. Hollingsworth	354	$16,465
	800	$38,872
	1,354	$83,921
	1,480	$97,547
	1,016	$55,839
	1,016	$62,972

Micah J. Richins	747	$65,997
	367	$17,877
	960	$46,646
	13,322	$825,698
	729	$40,066
	2,185	$135,426
(1)The value realized on vesting is based on the closing price of common stock on the applicable vesting date multiplied by the number of shares that vested.

Employee Benefit Plans

Long-Term Incentive Plan

Our Long-Term Incentive Plan (the “2022 Plan”) was adopted by our board of directors and approved by the stockholders in 2022. Our 2022 Plan was amended in 2025 to increase the number of shares available for grant under the plan.

The individuals eligible to participate in our 2022 Plan include our officers and other employees, our non-employee board members and any consultants we engage.

Our 2022 Plan is administered by the compensation committee. This committee determines which eligible individuals are to receive stock-based awards, the time or times when such stock-based awards are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, and the terms and conditions of each award including, without limitation, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding, provided that no option term may exceed ten years measured from the date of grant.

Vesting of any option grant is contingent on continued service with us. Upon the cessation of an optionee’s service, any unvested options will terminate and will be forfeited. Any vested, but unexercised options (i) may be terminated immediately if the optionee is terminated for misconduct, or (ii) if the cessation of service is other than for misconduct, will remain exercisable for such period of time as determined by the compensation committee at the time of grant and set forth in the documents evidencing the option. The compensation committee has the discretion, however, at any time while the option remains outstanding to (i) extend the period of time that the option may be exercisable following the cessation of an optionee’s service (but not beyond the term of the option) and (ii) permit the optionee to exercise options following a cessation of service that were not vested at the time of the cessation of service.

The exercise price for the shares of the common stock subject to option grants made under our 2022 Plan may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

Potential Payments upon Termination of Employment and Change in Control

Under the employment agreement entered into with Gregory Anderson in August 2022, amended in September 2024, and in effect on December 31, 2025, Mr. Anderson will receive accelerated vesting of all outstanding equity grants that would have otherwise vested within the next three years and will also receive fringe benefits for the balance of the contract term in the event of a termination without cause or resignation with good reason (as those terms are defined in his employment agreement). Accelerated vesting of stock grants will also occur to the same extent upon death or disability. If such a termination or resignation had occurred on December 31, 2025, Mr. Anderson would have realized approximately $2.8 million from an acceleration of vesting (through the assumed December 31, 2025 termination date) of his theretofore unvested restricted stock, based on the $85.27 closing stock price on that date. In addition, he would have continued to receive fringe benefits through the end of 2026. Under his employment agreement, Mr. Anderson has agreed to a noncompete and a nonsolicitation of employees during his employment and for one year thereafter and a nondisclosure of confidential information during his employment and for a period of five years thereafter.

Director Compensation

The members of our board of directors receive an annual cash retainer of $20,000 per year plus an additional $5,000 for each meeting attended and will also be reimbursed for their out-of-pocket expenses.

In October 2022, we granted each outside director 10,000 shares of restricted stock to serve as their stock-based compensation for the next five years of board service – that is, subject to vesting over the five-year period with any unvested stock to be forfeited if board service does not continue for the entire five-year period for any reason. This effectively represents a grant of 2,000 shares of restricted stock for each year of board service.

The following table illustrates the compensation paid to our non-management directors during 2025:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Montie Brewer	$40,000	$—	$40,000
Gary Ellmer	40,000	—	40,000
Ponder Harrison	40,000	—	40,000
Linda A. Marvin	40,000	—	40,000
Charles W. Pollard	40,000	—	40,000
Sandra D. Morgan	40,000	—	40,000

(1)Excludes expense reimbursements. We reimburse our directors for expenses incurred in attending board meetings.
(2)As described above, no stock awards were granted to directors in 2025 since 10,000 shares vesting over five years were granted to each director in 2022.

In 2025, no director received $10,000 or more in aggregate perquisites or other personal benefits, including the value of flight benefits. We do not provide tax gross-up payments to members of our board of directors.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE

The compensation committee is responsible for, among other things, reviewing and approving salary, bonus and other compensation for our named executive officers, and setting the overall compensation principles that guide the committee’s decision-making. The compensation committee has reviewed the Compensation Discussion and Analysis (“CD&A”) included in this report and discussed it with management. Based on the review and discussions with management, the compensation committee recommended to our board of directors that the CD&A be included in this report.

COMPENSATION COMMITTEE
Montie Brewer	M. Ponder Harrison	Charles W. Pollard

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

For 2025, the Company’s last completed fiscal year:

•The median of the annual total compensation of all employees of the Company (other than the CEO) was $68,412;
•The total compensation of the Company’s CEO, serving as such on December 31, 2025, was $2,191,511; and
•Based on this information, for 2025, the ratio of the annual total compensation of the Company’s CEO to the median of the annual total compensation of all employees was 32.0 to 1.

To identify the median of the annual total compensation of all employees of the Company, as well as to determine the annual total compensation of the Company’s median employee and its CEO, the Company took the following steps:

•The Company determined that, as of December 31, 2025, its employee population, for purposes of determining the median employee under the SEC rules, consisted of approximately 5,766 individuals, whether employed on a full-time, part-time, or temporary basis.
•The Company used a consistently applied compensation measure to identify its median employee by comparing the amount of compensation reflected in its payroll records, as reported to the Internal Revenue Service (“IRS”) on Form W-2 for 2025.
•The Company identified its median employee by consistently applying this compensation measure to all of its employees included in its analysis. The Company did not make any cost of living adjustments in identifying the median employee. The Company annualized the compensation for its permanent employees who were not employed for all of 2025.
•After the Company identified its median employee, it combined all of the elements of such employee’s compensation for the 2025 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $68,412.

APPENDIX A

Reconciliation of Certain Non-GAAP Financial Information

We sometimes use financial measures that are derived from the condensed consolidated financial statements but that are not presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”) to understand and evaluate our current operating performance and to allow for period-to-period comparisons. We believe these non-GAAP financial measures may also provide useful information to investors and others. These non-GAAP measures may not be comparable to similarly titled non-GAAP measures of other companies, and should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flow or liquidity prepared in accordance with GAAP. We are providing a reconciliation of adjusted airline-only operating margin to its comparable financial measure on a GAAP basis. Management uses this non-GAAP financial measure to evaluate the Company’s current operating performance and to allow for period-to-period comparison. As special charges may vary from period-to-period in nature and amount, the adjustment to exclude special charges allows management an additional tool to understand our core operating performance.

The table below presents the reconciliations of the following GAAP measures to the non-GAAP measure presented:

•Airline-only operating margin to adjusted airline-only operating margin

Airline-only (millions)	2025
Operating revenue	$2,545.9
Operating expenses	2,402.0
Operating income	143.9
Operating margin (percent)	5.7%

Add: special charges	43.5
Adjusted operating income	187.4
Adjusted operating margin (percent)	7.4%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table shows information known to us with respect to beneficial ownership of our common stock as of March 6, 2026 (or dates as otherwise noted), by (A) each director, (B) each of the executive officers named in the Summary Compensation Table beginning on page 14, (C) all executive officers and directors as a group and (D) each person known by us to be a beneficial owner of more than five percent of our outstanding common stock.

Each stockholder’s percentage ownership in the following table is based on 18,447,820 shares of common stock outstanding as of March 6, 2026.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Maurice J. Gallagher, Jr. (1)	2,048,348	11.1%
BlackRock, Inc. (2)	1,951,232	10.6%
Donald Smith & Co., Inc. (3)	1,697,898	9.2%
The Vanguard Group (4)	1,608,076	8.7%
T. Rowe Price Investment Management, Inc. (5)	1,291,027	7.0%

Named Executive Officers and Directors:
Maurice J. Gallagher, Jr. (1)	2,048,348	11.1%
Montie Brewer (6)	27,000	*
Linda Marvin (6)	18,000	*
Charles Pollard (6)	26,000	*
Gary Ellmer (6)	5,490	*
Ponder Harrison (6)	33,128	*
Sandra Morgan (6)	10,950	*
Gregory Anderson (7)	110,487	*
Robert J. Neal (8)	36,428	*
Drew A. Wells (9)	35,371	*
Tyler J. Hollingsworth (10)	20,378	*

All executive officers and directors as a group (11 persons) (11)	2,371,580	12.9%
* Represents ownership of less than one percent.

(1)The address of Maurice J. Gallagher, Jr., is 1201 N. Town Center Drive, Las Vegas, Nevada 89144. These shares include 161,000 shares of common stock held by two entities controlled by Mr. Gallagher.
(2)Information is based on a Schedule 13G/Amendment No. 4 filed with the Securities and Exchange Commission on October 17, 2025, by BlackRock, Inc. The Schedule 13G/Amendment No.4 reports that as of September 30, 2025, BlackRock, Inc. has sole voting power over 1,923,471 shares and sole dispositive power over 1,951,232 shares which are owned by certain business units of BlackRock, Inc. and its subsidiaries and affiliates with no business units beneficially owning more than five percent of our outstanding common stock. The address of this beneficial owner is 50 Hudson Yards, New York, NY 10001.
(3)Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2026 by Donald Smith & Co., Inc. as an investment advisor and DSCO Value Fund, L.P. (the "DSCO Fund"). The Schedule 13G reports that as of December 31, 2025, (i) Donald Smith & Co., Inc. has sole voting power over 1,620,296 shares and sole dispositive power over 1,682,056 shares, and (ii) the DSCO Fund has sole voting and dispositive power over 15,842 shares. The address of this beneficial owner is 152 West 57th Street, New York, NY 10019.
(4)Information is based on certain publicly available filings filed with the Securities and Exchange Commission as of December 31, 2025, by The Vanguard Group as an investment advisor. The address of this beneficial owner is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(5)Information is based on a Schedule 13G/Amendment No.1 filed with the Securities and Exchange Commission on November 14, 2025, by T. Rowe Price Investment Management, Inc. as an investment advisor. The Schedule 13G/Amendment No.1 reports that as of September 30, 2025, T. Rowe Price Investment Management, Inc. has sole voting power over 1,282,227 shares and sole dispositive power over 1,291,027 shares. The address of this beneficial owner is 1307 Point Street, Baltimore, Maryland 21231.
(6)In each case, the number of shares owned includes 4,000 shares of restricted stock held by this board member not yet vested as of the date of this proxy statement.
(7)Includes 34,279 shares of restricted stock held by Mr. Anderson not yet vested as of the date of this proxy statement.
(8)Includes 18,189 shares of restricted stock held by Mr. Neal not yet vested as of the date of this proxy statement.
(9)Includes 17,509 shares of restricted stock held by Mr. Wells not yet vested as of the date of this proxy statement.
(10)Includes 10,544 shares of restricted stock held by Mr. Hollingsworth not yet vested as of the date of this proxy statement.
(11)See footnotes 1 and 6-10.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options, warrants and other rights to acquire equity securities under our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2) (3)
Equity compensation plans approved by security holders (1)	—	N/A	1,390,562

(1)There are no securities to be issued under any equity compensation plans not approved by our security holders.
(2)The shares shown as being issuable under equity compensation plans exclude unvested restricted stock awards of 171,256 shares as all restricted stock awards are deemed to have been issued.
(3)Our 2022 Long-Term Incentive Plan applies a fungible ratio such that a full-value award, such as a restricted stock grant or restricted stock unit grant, will be counted at two times its number for purposes of the plan limit. As a result, a maximum of 695,281 shares of restricted stock were remaining for future issuance under the 2022 Long-Term Incentive Plan as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the year ended December 31, 2025 and since January 1, 2026, we have not been a party to any transaction in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than five percent of our capital stock or any member of their immediate families had a direct or indirect material interest.

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

Director Independence

Our board of directors has determined that all of our directors, other than Maurice J. Gallagher, Jr. and Gregory C. Anderson, are independent under the rules of the Nasdaq Stock Market. As neither Mr. Gallagher nor Mr. Anderson serve on any of the board’s committees, all committee members are independent under the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by KPMG LLP for the audit of our annual financial statements and services that are normally provided by the accounting firm in connection with statutory and regulatory filings were approximately $2,091,106 for the year ended December 31, 2025 and $2,671,000 for the year ended December 31, 2024.

Audit-Related Fees

Fees billed by KPMG LLP for professional services that were reasonably related to the performance of the audits referred to above were $10,000 during 2025 and $206,000 in 2024.

Tax Fees

Fees billed by KPMG LLP for professional services related to the impact of tariffs were $25,569 during 2025. No such fees were billed by KPMG LLP in 2024.

All Other Fees

No such fees were billed by KPMG LLP in 2025 or 2024.

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

4.4	Form of 7.250% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.3 above).
4.5	Description of Securities(5)
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

10.74	Amendment No. 1 to Revolving Credit and Guaranty Agreement dated December 5, 2025 between the Company and Barclays Bank PLC.(5)
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

19	Allegiant Travel Company Insider Trading Policy adopted on January 28, 2025 and amended on October 28, 2025.(5)
21	List of Subsidiaries(5)
23.1	Consent of KPMG LLP, independent registered public accounting firm.(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
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
(5)Previously filed as part of the Original Filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada on March 26, 2026.

Allegiant Travel Company

By:	/s/ Gregory Anderson
Gregory Anderson, as duly authorized officer of the Company (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Anderson	Chief Executive Officer and Director	March 26, 2026
Gregory Anderson	(Principal Executive Officer)

/s/ Robert Neal	President, Chief Financial Officer	March 26, 2026
Robert Neal	(Principal Financial Officer)

/s/ Rebecca Aretos	Chief Accounting Officer	March 26, 2026
Rebecca Aretos	(Principal Accounting Officer)

*	Director (Chairman of the Board)	March 26, 2026
Maurice J. Gallagher, Jr.

*	Director	March 26, 2026
Montie Brewer

*	Director	March 26, 2026
Gary Ellmer

*	Director	March 26, 2026
M. Ponder Harrison

*	Director	March 26, 2026
Linda Marvin

*	Director	March 26, 2026
Sandra D. Morgan

*	Director	March 26, 2026
Charles W. Pollard

*	By:	/s/ Robert Neal
Robert Neal, Attorney in Fact