Form 10-Q
period 2026-03-31
Allegiant Travel CO
filed 2026-05-06
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or
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

As of April 29, 2026, the registrant had 18,437,290 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$283,447	$172,696
Restricted cash	21,127	18,064
Short-term investments	618,716	632,959
Accounts receivable	49,683	57,110
Expendable parts, supplies and fuel, net	43,815	34,431
Prepaid expenses and other current assets	50,600	52,393
TOTAL CURRENT ASSETS	1,067,388	967,653
Property and equipment, net	3,066,835	2,947,536
Long-term investments	31,392	32,823
Deferred major maintenance, net	143,634	148,506
Operating lease right-of-use assets, net	60,301	63,389
Deposits and other assets	45,067	49,494
TOTAL ASSETS:	$4,414,617	$4,209,401
CURRENT LIABILITIES
Accounts payable	$75,318	$64,506
Accrued liabilities	186,660	186,019
Accrued pilot retention bonus	255,984	235,887
Current operating lease liabilities	10,380	10,936
Air traffic liability	488,801	363,328
Current loyalty program liability	40,119	39,711
Current maturities of long-term debt and finance lease obligations, net of related costs	121,346	118,075
TOTAL CURRENT LIABILITIES	1,178,608	1,018,462
Long-term debt and finance lease obligations, net of current maturities and related costs	1,670,488	1,681,541
Deferred income taxes	322,897	305,416
Noncurrent operating lease liabilities	51,576	54,170
Noncurrent loyalty program liability	36,382	37,921
Other noncurrent liabilities	58,593	59,214
TOTAL LIABILITIES:	3,318,544	3,156,724
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(682,566)	(682,511)
Additional paid in capital	774,181	771,967
Accumulated other comprehensive income, net	3,403	4,644
Retained earnings	1,001,029	958,551
TOTAL EQUITY:	1,096,073	1,052,677
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$4,414,617	$4,209,401

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES:
Passenger	$671,799	$616,750
Third party products	42,335	35,203
Fixed fee contracts	18,123	16,252
Resort and other	175	30,869
Total operating revenues	732,432	699,074
OPERATING EXPENSES:
Salaries and benefits	218,085	231,439
Aircraft fuel	180,241	166,333
Station operations	76,482	73,505
Depreciation and amortization	57,926	63,312
Maintenance and repairs	35,216	34,854
Sales and marketing	28,201	25,096
Aircraft lease rentals	7,461	5,920
Other	19,934	35,168
Special charges, net of recoveries	27,782	(1,555)
Total operating expenses	651,328	634,072
OPERATING INCOME	81,104	65,002
OTHER (INCOME) EXPENSES:
Interest income	(8,714)	(11,935)
Interest expense	29,227	40,783
Capitalized interest	(4,291)	(6,488)
Other, net	(1,142)	702
Total other expenses	15,080	23,062
INCOME BEFORE INCOME TAXES	66,024	41,940
INCOME TAX PROVISION	23,546	9,838
NET INCOME	$42,478	$32,102
Earnings per share to common shareholders:
Basic	$2.30	$1.74
Diluted	$2.30	$1.73
Shares used for computation:
Basic	18,207	17,984
Diluted	18,219	18,022

Cash dividends declared per share:	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$42,478	$32,102
Other comprehensive loss:
Change in available-for-sale securities, net of tax	(1,241)	(810)
TOTAL COMPREHENSIVE INCOME	$41,237	$31,292

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2025	18,378	$26	$771,967	$4,644	$958,551	$(682,511)	$1,052,677
Share-based compensation	70	—	2,214	—	—	—	2,214
Shares repurchased by the Company and held as treasury shares	(1)	—	—	—	—	(55)	(55)
Other comprehensive loss	—	—	—	(1,241)	—	—	(1,241)
Net income	—	—	—	—	42,478	—	42,478
Balance at March 31, 2026	18,447	$26	$774,181	$3,403	$1,001,029	$(682,566)	$1,096,073

	Three Months Ended March 31, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	—	—	3,167	—	—	—	3,167
Shares repurchased by the Company and held as treasury shares	(147)	—	—	—	—	(11,120)	(11,120)
Other comprehensive loss	—	—	—	(810)	—	—	(810)
Net income	—	—	—	—	32,102	—	32,102
Balance at March 31, 2025	18,261	$26	$763,767	$3,139	$1,035,350	$(689,551)	$1,112,731

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$42,478	$32,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,926	63,312
Special charges	23,291	681
Other adjustments	4,024	(5,252)
Changes in certain assets and liabilities:
Air traffic liability	125,473	68,724
Accrued pilot retention bonus	20,097	22,682
Other - net	(5,227)	9,157
Net cash provided by operating activities	268,062	191,406
Cash flows from investing activities:
Purchase of investment securities	(174,366)	(283,744)
Proceeds from maturities of investment securities	191,779	210,417
Aircraft pre-delivery deposits	(132,396)	—
Purchase of property and equipment, including capitalized interest	(45,425)	(74,478)
Other investing activities	15,126	25,903
Net cash used in investing activities	(145,282)	(121,902)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	20,500	224,460
Repurchase of common stock	(55)	(11,120)
Principal payments on debt and finance lease obligations	(29,411)	(280,617)
Debt issuance costs	—	(1,758)
Net cash used in financing activities	(8,966)	(69,035)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	113,814	469
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	190,760	302,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$304,574	$302,788

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$31,389	$38,568
Income tax refunds	(537)	(149)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Purchases of property and equipment in accrued liabilities and other	41,633	8,308

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

These unaudited consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission.

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of operating results for the entire year due to the seasonal nature of leisure travel, the volatility of aircraft fuel prices, and other macroeconomic factors.

The Company has reclassified certain prior period amounts to conform to the current period presentation.

Note 2 — Special Charges

Airline

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 16 airframes under this plan. The remaining airframes are to be retired between May 2026 and January 2027. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge in the three months ended March 31, 2026 and 2025.

In fourth quarter 2025, the Company committed to a plan to redevelop certain internal-use software to better suit operational needs. The redevelopment is expected to be completed by fourth quarter 2026. As a result, the estimated useful life of the existing internal-use software asset was shortened, and the accelerated amortization resulting from the change in estimated useful life is recorded as a special charge during the three months ended March 31, 2026.

On January 11, 2026, the Company entered into an Agreement and Plan of Merger to acquire Sun Country Airlines Holdings, Inc. ("Sun Country"). During the three months ended March 31, 2026, the Company incurred costs directly related to merger activities, which primarily consist of legal and professional fees. These costs are presented as special charges in the Company's consolidated statements of income. The proposed acquisition is more fully discussed in Note 11.

During the three months ended March 31, 2026, the Company recorded an allowance for credit losses related to a note receivable arising from the Company's financing of the purchase of two flight simulators by a third party in 2016 and 2017. The counterparty to the note receivable declared bankruptcy during first quarter 2026, which led the Company to conclude that a credit loss is probable for the full amount outstanding. The Company continues to evaluate the matter, and the allowance may be adjusted as additional information becomes available.

Sunseeker Resort

Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") was damaged by weather events occurring between 2022 and 2024. The Company considers these events unusual and has accounted for their costs and related insurance recoveries as special charges. Estimated losses were recorded as special charges at the time of the event and offset by insurance recoveries when approved for payment. No further insurance recoveries are expected.

Special Charges Table

The table below summarizes special charges recorded during the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Accelerated depreciation on airframes identified for early retirement	$1,348	$1,392
Accelerated amortization of software identified for redevelopment	9,960	—
Integration costs	9,556
Credit loss on note receivable	7,019
Airline special charges	27,883	1,392
Sunseeker special charges, net of insurance recoveries	(101)	(2,947)
Total special charges	$27,782	$(1,555)

Note 3 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Scheduled service	$338,299	$283,368
Ancillary air-related charges	312,650	315,279
Loyalty redemptions	20,850	18,103
Total passenger revenue	$671,799	$616,750

Sales of passenger tickets not yet flown are recorded in air traffic liability. As of March 31, 2026, the air traffic liability balance was $488.8 million, of which approximately $445.5 million was related to forward bookings, with the remaining $43.3 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $363.3 million that was recorded in the air traffic liability balance as of December 31, 2025, approximately 76.1 percent was recognized into passenger revenue during the three months ended March 31, 2026.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Loyalty redemptions

In relation to the travel component of the Allways Rewards® co-brand credit card contract and the Allways Rewards® loyalty program, the Company has a performance obligation to its members to honor future travel award redemptions at the airline. The accounting and recognition for the loyalty program redemptions are discussed in the Summary of Significant Accounting Policies in the Company's annual 10-K filing.

The following table presents the activity of the co-branded credit card and the loyalty program as of the dates indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at January 1	$77,632	$80,711
Points awarded (deferral of revenue)	19,729	17,798
Points redeemed (recognition of revenue)(1)	(20,860)	(18,121)
Balance at March 31(2)	$76,501	$80,388
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

Third Party Products Revenue

Third party products revenue primarily includes revenue associated with our loyalty program, which is comprised of the marketing component of point sales to the co-brand credit card provider and other marketing related payments which totaled $24.1 million and $19.0 million for the three months ended March 31, 2026 and 2025, respectively. The accounting and recognition for the loyalty program marketing services are discussed in the Summary of Significant Accounting Policies in the Company's annual 10-K filing. The remaining amounts included within third party products revenue relate to travel insurance, hotel rooms, rental cars and ticket attractions.

Resort Revenue

The sale of Sunseeker Resort was completed on September 4, 2025. As such, only the revenues during the three months ended March 31, 2025 are presented in the table below:

(in thousands)	Three Months Ended March 31, 2025
Rooms	$15,431
Food and beverage	9,962
Other	5,295
Total resort revenue	$30,688

Revenue from banquets, golf, retail, and spa services was included in other resort revenue. Resort revenue was recognized as the underlying services or goods were provided, with minimal timing differences between service delivery and payment.

Note 4 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Flight equipment	$3,747,912	$3,584,212
Computer hardware and software	345,587	339,441
Land and buildings/leasehold improvements	85,220	83,304
Other property and equipment	119,408	118,894
Total property and equipment	4,298,127	4,125,851
Less accumulated depreciation and amortization	(1,231,292)	(1,178,315)
Property and equipment, net	$3,066,835	$2,947,536

As of March 31, 2026, the Company had firm commitments to purchase 33 aircraft which are expected to be delivered between 2026 and 2028.

Note 5 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Fixed-rate debt and finance lease obligations due through 2032	$1,068,164	$1,062,935
Variable-rate debt due through 2037	723,670	736,681
Total long-term debt and finance lease obligations, net of related costs	1,791,834	1,799,616
Less current maturities, net of related costs	121,346	118,075
Long-term debt and finance lease obligations, net of current maturities and related costs	$1,670,488	$1,681,541

Weighted average fixed-interest rate on debt	6.6%	6.7%
Weighted average variable-interest rate on debt	5.7%	5.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity Dates			March 31, 2026			March 31, 2026	December 31, 2025
Senior secured notes	2027			7.25%			$403,009	$403,009
Consolidated variable interest entities	2028	-	2031	2.92%	-	5.19%	112,315	95,111
Revolving credit facilities	2028	-	2030	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2028	-	2037	1.87%	-	7.74%	895,845	915,084
Finance leases	2028	-	2032	4.44%	-	7.02%	396,184	403,060
Total debt and finance lease obligations							$1,807,353	$1,816,264
Related costs							(15,519)	(16,648)
Total debt and finance lease obligations, net of related costs							$1,791,834	$1,799,616

Maturities of long term debt as of March 31, 2026, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of March 31, 2026
Remaining in 2026	$90,512
2027	528,574
2028	171,117
2029	204,517
2030	178,742
2031	137,384
Thereafter	480,988
Total debt and finance lease obligations, net of related costs	$1,791,834

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

In March 2026, the Company, through a wholly owned subsidiary, entered into similarly structured agreements with trusts to borrow $20.5 million collateralized by aircraft engines. The trusts were funded at inception. The borrowings bear interest at fixed rates and are payable in monthly installments through March 2031, at which time the Company will have purchase options at fixed amounts.

PDP Financing

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. The Company drew a total of $132.6 million on the facility between November 2023 and February 2024. As of March 31, 2026, the outstanding principal balance had been fully repaid, and the facility had undrawn borrowing capacity of $25.1 million.

Revolving Credit Facilities

In March 2021, the Company entered into a revolving credit facility, which, as amended to date, entitled it to borrow up to $100.0 million. In April 2025, the agreement was amended to extend the maturity date to April 2028. The borrowing ability under the facility is based on the value of the aircraft and engines placed into the collateral pool. Amounts drawn under the facility will bear interest at a floating rate based on SOFR. As of March 31, 2026, the facility remained undrawn.

In August 2022, the Company entered into a credit agreement that provided a senior secured revolving loan facility of $75.0 million, with an original term of 57 months. The facility is secured by the same collateral that secures the 2027 Senior Secured Notes, and notes under the facility will bear interest at a floating rate based on SOFR. In December 2025, the Company amended the revolving loan facility to increase the total commitment to $150.0 million and extend the maturity date to December 5, 2030, subject to acceleration based on the balance and status of the 2027 Notes. As of March 31, 2026, the facility remained undrawn.

Note 6 — Income Taxes

The Company recorded a $23.5 million income tax expense at a 35.7 percent effective tax rate and a $9.8 million income tax expense at a 23.5 percent effective tax rate for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 differed from the statutory federal income tax rate of 21.0 percent primarily due to state income taxes and the impact of permanent tax differences such as executive compensation deduction limitations.

Note 7 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2026.

Financial instruments measured at fair value on a recurring basis:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$106,154	$106,154	$—	$42,833	$42,833	$—
US Government and agency obligations	68,285	—	68,285	16,901	—	16,901
Commercial paper	8,083	—	8,083	14,712	—	14,712
Municipal debt securities	6,100	—	6,100	4,520	—	4,520
Corporate debt securities	1,557	—	1,557	5,713	—	5,713
Total cash equivalents	190,179	106,154	84,025	84,679	42,833	41,846
Short-term
Corporate debt securities	328,623	—	328,623	337,988	—	337,988
Commercial paper	135,266	—	135,266	179,697	—	179,697
US Government and agency obligations	99,608	—	99,608	67,696	—	67,696
Certificates of deposit	28,006	—	28,006	27,960	—	27,960
Municipal debt securities	27,213	—	27,213	19,618	—	19,618
Total short-term	618,716	—	618,716	632,959	—	632,959
Long-term
Corporate debt securities	30,054	—	30,054	30,127	—	30,127
US Government and agency obligations	1,338	—	1,338	2,696	—	2,696
Total long-term	31,392	—	31,392	32,823	—	32,823
Total financial instruments	$840,287	$106,154	$734,133	$750,461	$42,833	$707,628

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all this debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of March 31, 2026		As of December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Long-term debt	$1,411,170	$1,349,621	$1,413,205	$1,424,251	3

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended March 31,
	2026	2025
Basic:
Net income	$42,478	$32,102
Less income allocated to participating securities	(585)	(842)
Net income attributable to common stock	$41,893	$31,260
Earnings per share, basic	$2.30	$1.74
Weighted-average shares outstanding	18,207	17,984
Diluted:
Net income	$42,478	$32,102
Less income allocated to participating securities	(585)	(840)
Net income attributable to common stock	$41,893	$31,262
Earnings per share, diluted	$2.30	$1.73
Weighted-average shares outstanding	18,207	17,984
Dilutive effect of restricted stock	99	157
Adjusted weighted-average shares outstanding under treasury stock method	18,306	18,141
Participating securities excluded under two-class method	(87)	(119)
Adjusted weighted-average shares outstanding under two-class method	18,219	18,022

Note 9 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In 2025, the Company received a formal assessment of $9.9 million from the Transportation Security Administration ("TSA") related to the remittance of TSA security fees for the period covering October 1, 2019 to December 31, 2022. The Company disputes the TSA's interpretation of the applicable regulations and believes the assessment is without merit. The Company currently has a pending case in the U.S. Court of Appeals for the Ninth Circuit regarding this matter. Oral arguments were held on April 15, 2026, and the court decision is currently pending. Based on the information that is currently available, the Company does not believe a loss in this matter is probable and no corresponding liability has been recorded. The Company does not expect that any potential liability arising for periods subsequent to the 2019 to 2022 audit assessment will be material to the consolidated financial statements.

Note 10 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM") and is used to allocate resources and analyze performance. The Company's CODM is the CEO, who assesses segment performance and makes resource allocation decisions using information about each operating segment's measure of profit or loss.

During 2025, the CODM reviewed separate financial information and made resource allocation decisions for the Company's two operating segments, Airline and Sunseeker Resort, using operating income and pretax income as the measures of segment profit or loss. Subsequent to the sale of Sunseeker Resort in 2025, the Company is managed as a single Airline operating segment and the CODM views net income as the measure of segment profit or loss.

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

Sunseeker Resort Segment

The Company's consolidated financial statements for 2025 include the operating results of Sunseeker Resort through the completion of the sale of the Resort's assets on September 4, 2025. The Sunseeker Resort segment was operated as a single business unit and included hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, Aileron Golf Course and other Resort amenities.

Segment profit or loss, revenues, significant segment expenses, and asset information for each of the Company's operating segments are set forth below. Required segment information for the three months ended March 31, 2026, and as of December 31, 2025, is presented in the Company's consolidated statements of income and balance sheets.

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

Total capital expenditures for periods presented are as outlined below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Airline	$175,940	$83,136
Sunseeker	—	406
Consolidated	$175,940	$83,542

Note 11 — Proposed Acquisition of Sun Country Airlines Holdings, Inc.

On January 11, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sun Country, under which the Company will acquire Sun Country (the "Merger"). Pursuant to the Merger Agreement, each existing share of Sun Country common stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of the Company's common stock.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) approval of the Merger by Sun Country stockholders, (2) approval of the issuance of shares of Allegiant Travel Company Common Stock pursuant to the Merger Agreement by the Company's stockholders, (3) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Aviation Administration and the U.S. Department of Transportation (the "DOT"), and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"); (4) the absence of any law or order prohibiting the consummation of the transactions; (5) the effectiveness of the registration statement filed by Allegiant and Sun Country with the SEC pursuant to the Merger Agreement; and (6) the authorization and approval for listing on NASDAQ of the shares of Allegiant Common Stock to be issued to holders of Sun Country Common Stock in the Merger.

On March 16, 2026, the Department of Justice granted early termination of the HSR statutory waiting period with respect to the Merger. On April 15, 2026, the DOT approved the joint interim exemption application that will allow both Allegiant and Sun Country to continue operating as separate carriers under common ownership after closing, pending further action by the DOT, satisfying the last remaining regulatory approval-related condition to the closing of the proposed Merger.

On April 2, 2026, notice was given that a special meeting of stockholders (the “Special Meeting”) of the Company will be held on May 8, 2026, to consider and vote on a proposal to approve the issuance of Allegiant common stock in connection with the Merger and a proposal to give the Allegiant board authority to adjourn the Allegiant special meeting from time to time, if necessary or appropriate, to solicit additional proxies in the event there are not sufficient votes at the time of the Allegiant Special Meeting to approve the share issuance proposal.

The Merger is expected to close as early as May 13, 2026, subject to satisfaction or waiver of the remaining conditions to closing.

To date, the Company has incurred $13.7 million in costs related to merger and integration activities, including costs recorded in fourth quarter 2025. Future financial impacts are not yet estimable.

Note 12 — Subsequent Events

On April 1, 2026, the Company completed the final drawdown of $25.1 million of its pre-delivery deposit financing facility. Following this drawdown, the facility was fully utilized. The proceeds were drawn under the terms of the original loan facility entered into in 2023 and subsequently extended.

On April 27, 2026, the Company entered into an aircraft secured credit facility with a total commitment of $115.0 million and the full amount was drawn on April 29, 2026. The loan bears interest at a variable rate based on three-month SOFR plus a margin and is payable in quarterly installments over a three-year term.

On April 28, 2026, the Company entered into another aircraft credit facility to borrow up to $176.0 million. The loan bears interest at a floating rate based on three-month SOFR plus a margin, and is payable in quarterly installments over a ten-year term. On May 4, 2026, the Company drew $44 million under this credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2026 and 2025. Also discussed is our financial position as of March 31, 2026 and December 31, 2025. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

First Quarter 2026 Review

First quarter 2026 highlights include:

•Signed the Merger Agreement to acquire Sun Country and received the necessary regulatory approvals to close the Merger
•Record first quarter total operating revenue of $732.4 million, up 9.6 percent year-over-year when excluding prior year Sunseeker results
•Fixed fee revenue of $18.1 million, up 11.5 percent year-over-year
•Total revenue per available seat mile (TRASM) up 16.4 percent year-over-year
•Airline-only operating cost per available seat mile (CASM), excluding fuel and special charges of 8.64 ¢, up 7.1 percent year-over-year
•System capacity down 5.9 percent year-over-year
•Available seat miles per gallon of fuel of 86.7, up 1.2 percent year-over-year
•$39.3 million in total cobrand credit card remuneration received, up 8.9 percent year-over-year

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	March 31, 2026	December 31, 2025
Airbus A320(1)	78	79
Airbus A319(2)	28	28
Boeing 737-8200	17	16
Total	123	123

(1)Includes 23 aircraft under finance lease and 9 aircraft under operating lease as of March 31, 2026 and December 31, 2025. Excludes two aircraft under operating lease as of March 31, 2026 and three aircraft under operating lease as of December 31, 2025, which were removed from service pending redelivery.
(2)Excludes three aircraft under operating lease that were removed from service pending redelivery as of December 31, 2025.

As of March 31, 2026, we are party to forward purchase agreements for 33 aircraft with deliveries expected between 2026 and 2028.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we identified aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. As of March 31, 2026, 16 airframes have been retired, with eight additional retirements scheduled between May 2026 and January 2027. The accelerated depreciation resulting from the revised estimated useful life of these aircraft is recorded as a special charge in the consolidated financial statements, including $1.3 million recognized in first quarter 2026. The engines from these aircraft will be retained for future overhaul cost mitigation and may be sold on an opportunistic basis if we determine the engine has no better economic use in our operating fleet.

NETWORK

As of March 31, 2026, we were selling 576 routes versus 577 as of the same date in 2025. Network growth in the future will continue to be affected by high fuel prices, the timing of aircraft deliveries, aircraft in heavy maintenance, airport construction and disruption, trends in domestic, leisure air travel demand and other factors such as macroeconomic conditions and geopolitical unrest. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no non-stop service. Our total active number of origination cities and leisure destinations were 91 and 35, respectively, as of March 31, 2026.

Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands.

TRENDS

Proposed Acquisition of Sun Country Airlines

In January 2026, we entered into an agreement to acquire Sun Country Airlines, subject to satisfaction of customary closing conditions, including each company's receipt of shareholder approval and regulatory reviews and approvals (please see Note 11 to the consolidated financial statements included in this report).

We believe the proposed transaction aligns with our long-term strategic objectives and is expected to enhance our network breadth, operational flexibility, and ability to respond to demand shifts, while supporting scheduled service, charter and cargo operations of both airlines. Integration planning activities are underway, while both companies continue to operate independently and maintain normal business operations. We now expect the closing of the transaction to occur as early as May 13, 2026, following shareholder approval at special meetings scheduled to be held by both companies on May 8, 2026. There are several risks associated with the completion of the proposed transaction, as well as risks related to future operations if the transaction is completed, and future results of operations may be affected by regulatory outcomes, integration considerations, transaction-related costs, and other factors.

Aircraft Fuel

The cost of fuel, including refining costs and applicable crack spreads, remains volatile, and are influenced by numerous economic and geopolitical factors beyond our control or prediction, including geopolitical conflict and war. The recent escalation of hostilities in the Middle East has significantly impacted the market prices of products that are derived from crude oil. Our first quarter fuel expense was $180.2 million, or $3.04 per gallon, which is 16.5 percent higher than the $2.61 we paid in first quarter 2025. As the geopolitical unrest in the Middle East began in late February, the volatility only impacted our results for approximately one month of the quarter. However, as this situation persists, we may continue to see significant increases in fuel costs that will materially impact our overall cost structure, operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

Demand Environment

Although air travel demand in the first part of 2026 has been strong, demand could be impacted in the future by macroeconomic, geopolitical, and airline industry events as it has in the past. In first quarter 2026, we strategically reduced off-peak day of week capacity and, in turn, increased peak day ASMs on fewer total aircraft year-over year. This contributed to a 3.9 percentage point increase in load factor on a 5.9 percentage decrease in capacity. We expect to continue to manage our peak period utilization as the demand environment allows.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We have taken delivery of 17 MAX aircraft from this order and all of these aircraft are currently in revenue service. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft.

There continues to be regulatory focus on increasing quality control standards at Boeing and its suppliers with the aim of stabilizing aircraft production. These factors and the requirements for Boeing to obtain routine and necessary regulatory approvals could delay deliveries to us beyond management's current expectations. We currently expect ten more aircraft to be delivered to us in the last nine months of 2026. Delays in aircraft deliveries could impact our ability to schedule additional growth when the demand environment allows.

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

For the three months ended March 31, 2026, we recorded estimated pilot retention bonus accruals of $20.1 million, bringing the total accrual to $256.0 million as of March 31, 2026, including the related payroll taxes. The bonus will be paid to all pilots remaining employed with us after ratification of a new collective bargaining agreement.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2026 to three months ended March 31, 2025

Operating Revenue

	Three Months Ended March 31,		Percent Change
Operating Revenues (in thousands)	2026	2025	YoY
Passenger	$671,799	$616,750	8.9%
Third party products	42,335	35,203	20.3
Fixed fee contracts	18,123	16,252	11.5
Resort and other	175	30,869	NM
Total operating revenues	$732,432	$699,074	4.8
NM    Not meaningful

Passenger revenue. Passenger revenue increased $55.0 million or 8.9 percent compared to first quarter 2025. The increase was primarily driven by strong leisure demand, which resulted in a 19.8 percent increase in average scheduled service base fare and a 3.9 percentage point improvement in scheduled service load factor, on a 5.9 percent decrease in scheduled service capacity.

Third party products revenue. Third party products revenue for first quarter 2026 increased $7.1 million or 20.3 percent compared to first quarter 2025. The increase was primarily attributable to a $5.1 million increase in the marketing component of co-brand revenue, a $1.7 million increase in rental car revenue, and a $1.3 million increase in revenue from the sales of a third party travel insurance product. These increases were offset by a $0.6 million decrease in third party hotel revenue as the result of a decrease in the number of room nights sold.

Fixed fee contract revenue. Fixed fee contract revenue increased $1.9 million or 11.5 percent in first quarter 2026. The increase was driven by a 5.5 percent increase in fixed fee departures and a 5.7 percent increase in revenue per departure, reflecting continued strength in sports flying during March Madness.

Resort and other revenue. Resort and other revenues decreased compared to the prior-year period as we sold Sunseeker Resort on September 4, 2025.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. We also show Operating CASM excluding fuel costs and special charges. Excluding fuel costs and special charges allows management and investors to better compare our airline unit costs with those of other airlines.

	Three Months Ended March 31,				Percent Change
Airline Unitized costs (in cents)	2026		2025		YoY
Salaries and benefits	4.25	¢	4.04	¢	5.2%
Aircraft fuel	3.51		3.05		15.1
Station operations	1.49		1.35		10.4
Depreciation and amortization	1.13		1.10		2.7
Maintenance and repairs	0.69		0.64		7.8
Sales and marketing	0.55		0.43		27.9
Aircraft lease rentals	0.15		0.11		36.4
Other	0.39		0.40		(2.5)
Special charges	0.54		0.02		NM
Airline operating CASM	12.70	¢	11.14	¢	14.0
Airline operating CASM, excluding fuel	9.18	¢	8.09	¢	13.5
Airline operating CASM, excluding fuel and special charges	8.64	¢	8.07	¢	7.1

Airline operating CASM, excluding fuel and special charges. Airline operating CASM, excluding fuel and special charges, increased 7.1 percent to 8.64 ¢ in first quarter 2026 from 8.07 ¢ in first quarter 2025. The CASM-ex increase was primarily driven by a 5.9 percent decrease in capacity compared to the prior year quarter, which resulted in higher unit costs across nearly all expense categories. CASM-ex increases were also driven by year-over-year expense increases in the expense categories described below.

Salaries and benefits expense. Airline salaries and benefits expense decreased by $2.3 million or 1.0 percent compared to first quarter 2025. Our 2025 organizational restructuring initiatives resulted in a decrease of 6.5 percent in the number of full-time equivalent employees, the savings from which were offset by increases in flight crew wages resulting from increases in average tenure. As noted above, this expense on a per ASM basis increased as a result of the reduction in capacity from the prior year quarter.

Salaries and benefits expense in first quarter 2025 included $11.1 million from Sunseeker Resort, which was sold on September 4, 2025.

Aircraft fuel expense. Aircraft fuel expense increased $13.9 million or 8.4 percent, during first quarter 2026 compared to the same period in 2025, driven by a 16.5 percent increase in average fuel cost per gallon resulting from the ongoing hostilities in the Middle East. This increase was partially offset by a 7.0 percent decrease in fuel gallons consumed on a 5.9 percent reduction in capacity. So long as these market disruptions continue, we expect even greater cost impact from higher fuel costs in the future as the significant fuel cost increase in first quarter 2026 only affected the last month of the quarter.

Station operations expense. Station operations expense increased $3.0 million or 4.1 percent, compared to first quarter 2025. The increase was primarily driven by increases in building rent, airport and landing fees, and other station-related services reflecting higher rates and costs across multiple stations and the net addition of four new stations over the course of 2025.

Depreciation and amortization expense. Airline depreciation and amortization expense decreased $1.8 million or 3.0 percent compared to first quarter 2025. The decrease was driven by lower depreciation and amortization costs associated with the retirement of seven Airbus airframes and the sale of certain engines associated with the Airbus fleet since the beginning of 2025. These decreases were partially offset by aircraft depreciation from nine additional 737 MAX aircraft placed into service since the prior year period.

Depreciation and amortization expense in first quarter 2025 included $3.6 million from Sunseeker Resort, which was sold on September 4, 2025.

Maintenance and repairs expense. Maintenance and repairs expense remained flat compared to the prior year quarter and increased 7.8 percent on a per ASM basis primarily as a result of the lower number of ASMs flown. Costs incurred to prepare aircraft for return from operating leases and a higher volume of rotable repairs were offset by fewer other maintenance events resulting from a 5.0 percent reduction in departures.

Sales and marketing expense. Airline sales and marketing expense increased $4.8 million or 20.7 percent compared to first quarter 2025 due to a non-recurring item related to our credit card agreement that offset expenses in first quarter 2025 and higher credit card processing fees associated with a $55.0 million year-over-year increase in passenger revenue.

Sales and marketing expense in first quarter 2025 included $1.7 million from Sunseeker Resort, which was sold on September 4, 2025.

Aircraft lease rentals. Aircraft lease rental expense increased $1.5 million compared to first quarter 2025. The increase is attributable to estimated lease return costs we accrued for certain aircraft on operating leases related to redeliveries in 2026 and future years, offset by lower lease expense from leased aircraft that were redelivered during fourth quarter 2025 and first quarter 2026.

Other operating expense. Airline other operating expenses decreased by $2.1 million or 9.7 percent during first quarter 2026 compared to the prior year quarter. The decrease was driven primarily by gains on the sale of assets, which resulted in a $2.4 million greater offset to expense in first quarter 2026 compared to first quarter 2025.

Other operating expense in first quarter 2025 included $13.1 million from Sunseeker Resort, which was sold on September 4, 2025.

Special charges. The Airline recorded special charges of $27.8 million in first quarter 2026, compared to $1.4 million in first quarter 2025. Special charges in 2026 consisted of $10.0 million of accelerated amortization related to software identified for redevelopment, $9.6 million of costs related to the proposed acquisition of Sun Country Airlines, and a $7.0 million allowance for credit losses on a third party note receivable.

Special charges in first quarter 2025 (a negative amount in the quarter) reflected insurance recoveries from damages related to weather events that occurred at Sunseeker Resort between 2022 and 2024.

Interest Expense and Income

Interest expense, net of interest income and capitalized interest, decreased $6.1 million or 27.5 percent, compared to first quarter 2025. The decrease was primarily driven by an $8.1 million reduction in interest expense, reflecting lower average outstanding debt balances and lower variable interest rates year over year. In addition, first quarter 2025 included a $3.4 million loss on debt extinguishment related to the early repayment of the Sunseeker construction loan. This decrease was partially offset by a $2.2 million decrease in capitalized interest attributable to lower average pre-delivery deposit balances, and a $3.2 million decrease in interest income due to lower yields on invested cash balances.

Comparative Airline-Only Operating Statistics

The following tables set forth our airline operating statistics for the three-month periods indicated:

	Three Months Ended March 31,			Percent Change (1)
	2026	2025		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	4,428,463	4,451,306		(0.5)%
Available seat miles (ASMs) (thousands)	5,130,542	5,451,584		(5.9)
Airline operating expense per ASM (CASM) (cents)	12.70 ¢	11.14	¢	14.0
Fuel expense per ASM (cents)	3.51 ¢	3.05	¢	15.1
Airline special charges per ASM (cents)	0.54 ¢	0.02	¢	NM
Airline operating CASM, excluding fuel and special charges (cents)	8.64 ¢	8.07	¢	7.1
Departures	31,570	33,235		(5.0)
Block hours	78,823	83,871		(6.0)
Average stage length (miles)	919	935		(1.7)
Average number of operating aircraft during period	122.4	125.1		(2.2)
Average block hours per aircraft per day	7.2	7.5		(4.0)
Full-time equivalent employees at end of period	5,666	6,057		(6.5)
Fuel gallons consumed (thousands)	59,200	63,636		(7.0)
ASMs per gallon of fuel	86.7	85.7		1.2
Average fuel cost per gallon	$3.04	$2.61		16.5

Scheduled service statistics:
Passengers	4,398,107	4,420,811		(0.5)
Revenue passenger miles (RPMs) (thousands)	4,210,895	4,271,328		(1.4)
Available seat miles (ASMs) (thousands)	4,991,560	5,305,191		(5.9)
Load factor	84.4%	80.5%		3.9
Departures	30,472	32,133		(5.2)
Block hours	76,497	81,414		(6.0)
Average seats per departure	176.2	175.0		0.7
Yield (cents) (2)	8.53 ¢	7.06	¢	20.8
Total passenger revenue per ASM (TRASM) (cents)(3)	14.31 ¢	12.29	¢	16.4
Average fare - scheduled service(4)	$81.66	$68.19		19.8
Average fare - air-related charges(4)	$71.09	$71.32		(0.3)
Average fare - third party products	$9.63	$7.96		21.0
Average fare - total	$162.37	$147.47		10.1
Average stage length (miles)	926	941		(1.6)
Fuel gallons consumed (thousands)	57,542	61,826		(6.9)
Average fuel cost per gallon	$3.03	$2.63		15.2
Percent of sales via website and mobile app during period	91.5%	92.5%		(1.0)
Other data:
Rental car days sold	364,765	360,890		1.1
Hotel room nights sold	19,407	39,940		(51.4)
(1)Except load factor and percent of sales through website and mobile app during period, which are presented as a percentage point change.
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $933.6 million as of March 31, 2026, from $838.5 million at December 31, 2025. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of March 31, 2026, we had $250.0 million of undrawn capacity under revolving credit facilities and $25.1 million in undrawn borrowing capacity under aircraft financing facilities. The latter facility has now been fully drawn.

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

Our share repurchase authority at March 31, 2026 is $64.7 million. We did not repurchase any shares on the open market during first quarter 2026. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

We believe we have more than adequate liquidity resources through our cash, cash equivalent and short-term investment balances, existing aircraft financing facilities, our undrawn capacity under existing credit facilities, operating cash flows and anticipated access to liquidity, to meet our current contractual obligations and remain in compliance with the debt covenants in our existing financing agreements for the next 12 months. We will continue to consider raising funds through debt financing as needed to fund capital expenditures and refinance our corporate debt in advance of its maturity.

Debt

Our debt and finance lease obligations balance, without reduction for related issuance costs, was $1.8 billion as of March 31, 2026 and December 31, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) totaled $0.9 billion as of March 31, 2026, representing a reduction of $102.9 million compared to December 31, 2025.

During the three months ended March 31, 2026, we borrowed $20.5 million secured by aircraft related assets.

As of March 31, 2026, approximately 59.4 percent of our debt and finance lease obligations is fixed-rate.

Sources and Uses of Cash

Operating Activities

During the three months ended March 31, 2026, and 2025, we generated cash flows from operations of $268.1 million and $191.4 million respectively.

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

Salaries and Benefits. Salaries and benefits expense represents our single largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period that they are incurred with the exception of our pilot retention bonus, which will be paid to all pilots after ratification of a new collective bargaining agreement. For the quarters ended March 31, 2026 and 2025, we recognized, within the accrued liabilities line item in our balance sheet, approximately $20.1 million and $22.7 million, respectively, of expense related to the pilot retention bonus, including related payroll taxes.

Fuel. Fuel is our second largest expense. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During the three months ended March 31, 2026, we decreased our year over year flying capacity by 5.9 percent, which led to an 7.0 percent decrease in fuel gallons consumed when compared to the same period in 2025. However, this decrease was offset by a 16.5% increase in average fuel cost per gallon over the same period, stemming from the Iranian conflict beginning on February 28, 2026. We expect to continue to see material increases in fuel costs while these circumstances persist.

Investing Activities

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During the three months ended March 31, 2026, we had $17.4 million of net investment maturities (net cash inflows) compared to $73.3 million of net investment purchases (net cash outflows) during the same period in 2025.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2026 and 2025 were $177.8 million and $74.5 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During the three months ended March 31, 2026, we took delivery of one aircraft and made pre-delivery payments on certain of the remaining 33 aircraft under firm commitment.

Financing Activities

Long-Term Debt and Finance Leases. Cash used in financing activities for the three months ended March 31, 2026 was $9.0 million, compared to $69.0 million during the same period in 2025. During first quarter 2026, we made regularly scheduled principal payments of $29.4 million on our debt and finance lease obligations and received $20.5 million of proceeds from a draw on our PDP facility. During the three months ended March 31, 2025, we made $280.6 million of principal repayments on our debt and finance leases, largely related to prepayments of the Sunseeker construction loan and a PDP financing facility and received proceeds from the issuance of aircraft financing debt totalling $224.5 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding the acquisition of Sun Country, the number of contracted aircraft to be placed in service in the future, the timing of aircraft deliveries and retirements, as well as other information concerning future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate," “project,” “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, the impact of regulatory reviews of, and production limits on, The Boeing Company on our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed in connection with our fleet and network, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to prepare to offer international service from our markets, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of the possible loss of key personnel, economic and other conditions in markets in which we operate, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results and the perceived acceptability of our environmental, social and governance efforts, the occurrence of any event, change or other circumstance that could give rise to the right of one or both of us or Sun Country to terminate the definitive merger agreement for the Sun Country acquisition; the risk that potential legal proceedings may be instituted against us or Sun Country and result in significant costs of defense, indemnification or liability; the possibility that the Sun Country acquisition does not close when expected or at all because required stockholder approvals or other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the risk that the combined company will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Sun Country acquisition or that any of the foregoing may take longer to realize or be more costly to achieve than expected; disruption to the parties' businesses as a result of the announcement and pendency of the Sun Country acquisition; the costs associated with the anticipated length of time of the pendency of the Sun Country acquisition, including the restrictions contained in the definitive merger agreement on the ability of each of Sun Country and us to operate our respective businesses outside the ordinary course consistent with past practice during the pendency of the Sun Country acquisition; the diversion of our and Sun Country's respective management teams' attention and time from ongoing business operations and opportunities on acquisition-related matters; the risk that the integration of Sun Country's operations will be materially delayed or will be more costly or difficult than expected or that we are otherwise unable to successfully integrate Sun Country's businesses into our businesses; the possibility that the Sun Country acquisition may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of our or Sun Country's customers, suppliers, employees, labor unions or other business partners, including those resulting from the announcement or completion of the Sun Country acquisition; and the dilution caused by our issuance of additional shares of common stock in connection with the consummation of the Sun Country acquisition.

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes to our critical accounting estimates during the three months ended March 31, 2026. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2025 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2026 represented 27.7 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the three months ended March 31, 2026, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $18.1 million. We do not hedge fuel price risk.

Interest Rates

As of March 31, 2026, we had $733.9 million of variable-rate debt, including current maturities, and without reduction for $10.3 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $1.9 million for the three months ended March 31, 2026.

Item 4. Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during first quarter 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
January	159	$85.69	None
February	128	$114.34	None
March	358	$75.04	None
Total	645	$85.47	—	$64,694

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ALLEGIANT TRAVEL COMPANY

Date:	May 6, 2026	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer