Form 10-Q
period 2026-06-30
Allegiant Travel CO
filed 2026-08-10
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or
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

As of July 31, 2026, the registrant had 27,337,755 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2026	December 31, 2025
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$508,684	$172,696
Restricted cash	36,112	18,064
Short-term investments	544,791	632,959
Accounts receivable	107,278	57,110
Expendable parts, supplies and fuel, net	55,284	34,431
Short-term lessor maintenance deposits	37,555	—
Prepaid expenses and other current assets	68,186	52,393
TOTAL CURRENT ASSETS	1,357,890	967,653
Property and equipment, net	4,228,694	2,947,536
Long-term investments	15,511	32,823
Goodwill and intangible assets	485,909	—
Deferred major maintenance, net	149,155	148,506
Operating lease right-of-use assets, net	69,399	63,389
Deposits and other assets	137,907	49,494
TOTAL ASSETS:	$6,444,465	$4,209,401
CURRENT LIABILITIES
Accounts payable	$139,849	$64,506
Accrued liabilities	264,837	186,019
Accrued pilot retention bonus	272,982	235,887
Current operating lease liabilities	14,362	10,936
Air traffic liability	570,631	363,328
Current loyalty program liability	50,794	39,711
Current maturities of long-term debt and finance lease obligations, net of related costs	318,676	118,075
TOTAL CURRENT LIABILITIES	1,632,131	1,018,462
Long-term debt and finance lease obligations, net of current maturities and related costs	2,460,778	1,681,541
Deferred income taxes	413,507	305,416
Noncurrent operating lease liabilities	58,343	54,170
Noncurrent loyalty program liability	41,784	37,921
Other noncurrent liabilities	60,548	59,214
TOTAL LIABILITIES:	4,667,091	3,156,724
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	26	26
Treasury shares	(682,331)	(682,511)
Additional paid in capital	1,456,769	771,967
Accumulated other comprehensive income, net	6,741	4,644
Retained earnings	996,169	958,551
TOTAL EQUITY:	1,777,374	1,052,677
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$6,444,465	$4,209,401

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Passenger	$822,491	$617,908	$1,494,290	$1,234,658
Third party products	45,758	33,649	88,093	68,852
Fixed fee contracts	45,723	17,019	63,846	33,271
Cargo	27,586	—	27,586	—
Other	1,932	20,808	2,106	51,677
Total operating revenues	943,490	689,384	1,675,921	1,388,458
OPERATING EXPENSES:
Aircraft fuel	307,669	165,752	487,910	332,085
Salaries and benefits	250,318	214,102	468,403	445,541
Station operations	95,551	75,248	172,033	148,753
Depreciation and amortization	70,709	68,519	128,635	131,830
Maintenance and repairs	49,252	36,379	84,469	71,233
Sales and marketing	35,194	26,837	63,394	51,933
Aircraft rent	7,015	11,023	14,476	16,942
Other	40,716	41,089	60,649	76,259
Special charges, net of recoveries	65,952	117,924	93,734	116,369
Total operating expenses	922,376	756,873	1,573,703	1,390,945
OPERATING INCOME (LOSS)	21,114	(67,489)	102,218	(2,487)
OTHER (INCOME) EXPENSES:
Interest income	(8,840)	(10,359)	(17,554)	(22,294)
Interest expense	40,072	35,756	69,299	76,540
Capitalized interest	(4,937)	(4,562)	(9,227)	(11,050)
Other, net	39	240	(1,105)	941
Total other expenses	26,334	21,075	41,413	44,137
INCOME (LOSS) BEFORE INCOME TAXES	(5,220)	(88,564)	60,805	(46,624)
INCOME TAX PROVISION (BENEFIT)	(360)	(23,398)	23,187	(13,560)
NET INCOME (LOSS)	$(4,860)	$(65,166)	$37,618	$(33,064)
Earnings (loss) per share to common shareholders:
Basic	$(0.21)	$(3.62)	$1.80	$(1.84)
Diluted	$(0.21)	$(3.62)	$1.80	$(1.84)
Shares used for computation:
Basic	22,852	17,995	20,542	17,989
Diluted	22,852	17,995	20,634	17,989

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(4,860)	$(65,166)	$37,618	$(33,064)
Other comprehensive income (loss):
Change in available-for-sale securities, net of tax	3,338	305	2,097	(505)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,522)	$(64,861)	$39,715	$(33,569)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2026	18,447	$26	$774,181	$3,403	$1,001,029	$(682,566)	$1,096,073
Share-based compensation	289	—	13,529	—	—	—	13,529
Shares repurchased by the Company and held as treasury shares	(71)	—	—	—	—	(5,441)	(5,441)
Stock issued under employee stock purchase plan	75	—	—	—	—	5,676	5,676
Shares issued for acquisition	8,601	—	669,059	—	—	—	669,059
Other comprehensive income	—	—	—	3,338	—	—	3,338
Net loss	—	—	—	—	(4,860)	—	(4,860)
Balance at June 30, 2026	27,341	$26	$1,456,769	$6,741	$996,169	$(682,331)	$1,777,374

	Six Months Ended June 30, 2026
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2025	18,378	$26	$771,967	$4,644	$958,551	$(682,511)	$1,052,677
Share-based compensation	359	—	15,743	—	—	—	15,743
Shares repurchased by the Company and held as treasury shares	(72)	—	—	—	—	(5,496)	(5,496)
Stock issued under employee stock purchase plan	75	—	—	—	—	5,676	5,676
Shares issued for acquisition	8,601	—	669,059	—	—	—	669,059
Other comprehensive income	—	—	—	2,097	—	—	2,097
Net income	—	—	—	—	37,618	—	37,618
Balance at June 30, 2026	27,341	$26	$1,456,769	$6,741	$996,169	$(682,331)	$1,777,374

	Three Months Ended June 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at March 31, 2025	18,261	$26	$763,767	$3,139	$1,035,350	$(689,551)	$1,112,731
Share-based compensation	(15)	—	3,135	—	—	—	3,135
Shares repurchased by the Company and held as treasury shares	(7)	—	—	—	—	(350)	(350)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive income	—	—	—	305	—	—	305
Net loss	—	—	—	—	(65,166)	—	(65,166)
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921

	Six Months Ended June 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	(15)	—	6,302	—	—	—	6,302
Shares repurchased by the Company and held as treasury shares	(154)	—	—	—	—	(11,470)	(11,470)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive loss	—	—	—	(505)	—	—	(505)
Net loss	—	—	—	—	(33,064)	—	(33,064)
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	314,145	283,647

Cash flows from investing activities:
Purchase of investment securities	(261,697)	(477,669)
Proceeds from maturities of investment securities	422,767	387,660
Aircraft pre-delivery deposits	(219,858)	(9,680)
Purchase of property and equipment, including capitalized interest	(166,138)	(177,222)
Acquisition of Sun Country, net of cash acquired	(167,071)	—
Other investing activities	20,818	35,069
Net cash used in investing activities	(371,179)	(241,842)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	895,163	323,781
Repurchase of common stock	(838)	(11,470)
Principal payments on debt and finance lease obligations	(474,431)	(432,629)
Debt issuance costs	(14,400)	(3,171)
Other financing activities	5,576	7,266
Net cash provided by (used in) financing activities	411,070	(116,223)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	354,036	(74,418)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	190,760	302,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$544,796	$227,901

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$59,798	$57,969
Income tax refunds	(450)	(14,954)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$1,406	$—
Purchases of property and equipment in accrued liabilities and other	26,200	53,324
Shares issued for acquisition of Sun Country	669,069	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Allegiant Travel Company (the “Company” or "Allegiant") and its majority-owned operating subsidiaries, including Allegiant Air, LLC ("Allegiant Air") and Sun Country, Inc., whose parent company, Sun Country Airlines Holdings, Inc. ("Sun Country"), was acquired on May 13, 2026. Purchase accounting impacts resulting from the acquisition of Sun Country are included as of that date. Financial results for periods prior to May 13, 2026, do not include Sun Country results. The Company's investments in unconsolidated affiliates, which are 50 percent or less owned, are accounted for under the equity or cost method, and are insignificant to the consolidated financial statements. All intercompany balances and transactions have been eliminated.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of operating results for the entire year due to the seasonal nature of leisure travel, the volatility of aircraft fuel prices, other macroeconomic factors as well as the acquisition of Sun Country during second quarter 2026.

The Company has reclassified certain prior period amounts to conform to the current period presentation.

Significant Accounting Policies

Except as described below, there have been no material changes to the Company's significant accounting policies described in Note 2 to the audited financial statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2025. As a result of the completion of the acquisition of Sun Country on May 13, 2026, the Company adopted the following accounting policies related to Sun Country's business.

Revenue Recognition

Cargo

In June 2024, Sun Country entered into the Amended and Restated Air Transportation Services Agreement ("ATSA") with Amazon.com Services, LLC ("Amazon"). Under this agreement, the Company operates a fleet of 737-800 cargo aircraft on behalf of Amazon. The ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. The ATSA has annual rate escalations.

The cargo fleet of 22 aircraft is subleased directly from Amazon and the Company operates them pursuant to the ATSA. The sublease arrangement does not qualify as a lease because the Company does not control the use of the aircraft. As such, no right-of use asset or lease liability is recognized in the consolidated financial statements for the Amazon arrangement.

The ATSA contains three performance obligations: Flight Services, Heavy Maintenance and Fuel. As Sun Country is the principal in providing Flight Services, revenue and related costs are recognized gross on the Statement of Income. Flight Services revenue is recognized when transportation services are provided. The Company acts as the agent in providing the Heavy Maintenance and Fuel performance obligations, which are reimbursed by Amazon based on the actual costs incurred. Reimbursements for heavy maintenance and fuel consumption are recognized in revenue, net of the actual amount of costs for heavy maintenance and fuel which are incurred to fulfill the performance obligations.

The ATSA with Amazon consists of three main components of consideration: a fixed amount is received each month per aircraft, a fixed amount is received each month per flight, and an amount per block hour is received each month. The ATSA contains a Service Level Agreement ("SLA") which provides for penalties for certain delays and cancellations. The SLA can result in a bonus or penalty for each month depending on the Company's performance. Each reporting period, the Company updates its estimate of variable consideration over the contract term and treats the adjustment as an adjustment to the total transaction price. When updating the estimate, the Company considers whether there are any changes in expected usage, performance-based bonuses or penalties, and changes in reimbursable costs. The transaction price is allocated to the performance obligations based on their relative standalone selling price.

In connection with the ATSA, Sun Country issued warrants to Amazon which allowed for the purchase of Sun Country's common stock. On the acquisition date, all of these warrants vested pursuant to the warrant agreement and were exercised on a net settlement basis into Sun Country shares, for which the Company paid merger consideration to Amazon. In connection with these warrants, the Company recorded a contract asset in the opening post-acquisition balance sheet. This contract asset will be amortized against cargo revenue over the remaining term of the ATSA through a reduction to the transaction price for Flight Services.

Lessor Maintenance Deposits

Certain of the Company's aircraft lease agreements acquired from Sun Country provide that the Company pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by the Company. Generally, maintenance reserve payments are variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses are reflected as Short-term lessor maintenance deposits and in deposits and other assets on the accompanying Consolidated Balance Sheets. These deposits are expected to be reimbursed to the Company upon performance of maintenance activities or used towards the purchase of the aircraft at the end of the lease. Lessor maintenance deposits deemed improbable of recovery are expensed as incurred and recorded within aircraft rent.

The Company made certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the estimated cost of such maintenance events, the date the aircraft is due to be returned to the lessor, and the estimated number of flight hours and cycles the aircraft is expected to fly before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis. As of June 30, 2026, all maintenance deposits recorded in the consolidated balance sheet as of June 30, 2026, which include $37.6 million of short term deposits and $15.5 million of noncurrent deposits included in deposits and other assets, are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in the Sun Country acquisition. Other intangible assets with finite lives represent customer relationships in the co-brand credit card program and the trade name acquired in the Sun Country acquisition. Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Allegiant Air and Sun Country. All of the Company's Goodwill balance is associated with the Sun Country reporting unit.

Other intangible assets with finite lives are amortized over an estimated useful life. The estimated useful life for the customer relationships and trade name acquired from Sun Country is two years.

The value of Goodwill is assessed under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including certain key assumptions, such as the market value of the airline and other airlines, fuel prices, the overall economy, passenger yields and changes to the regulatory environment. The Company analyzes these factors to determine if events and circumstances have affected the fair value of Goodwill. If it is determined that it is more likely than not that the asset may be impaired, the Company uses a quantitative approach to determine the reporting unit or intangible asset’s fair value incorporating the key assumptions listed below. An impairment charge is recorded for the amount of carrying value that exceeds the determined fair value as of the testing date.

When the Company evaluates Goodwill for impairment using a quantitative approach, the Company utilizes market and income approach valuation techniques. These measurements include the following key assumptions, 1) forecasted revenues, expenses and cash flows, 2) current discount rates, 3) comparative market multiples, 4) observable market transactions, and 5) anticipated changes to the regulatory environment. These assumptions are consistent with those that hypothetical market participants would use. Because the Company is required to make estimates and assumptions when evaluating Goodwill for impairment, actual amounts may differ materially from these estimates.

The Company has not identified any triggering events during the six months ended June 30, 2026.

Refer to Note 2 for further discussion on the Sun Country acquisition, including certain impacts on our Consolidated Financial Statements.

Note 2 — Acquisition of Sun Country

On May 13, 2026, the Company acquired all of the issued and outstanding shares of capital stock of Sun Country, for total merger consideration of approximately $976.0 million. This acquisition, which was accounted for as a business combination, is intended to further the Company’s ambition to be a leading leisure-focused U.S. airline, expanding service to more markets across the United States, as well as international destinations, and providing more people with access to affordable, convenient air travel. Information regarding the purchase accounting applied is as follows:

Purchase Consideration

At the effective time of the Merger, each outstanding share of Sun Country common stock, par value $0.01 per share, was converted into the right to receive $4.10 in cash, without interest, and 0.1557 shares of Allegiant common stock, par value $0.001 per share. Certain outstanding Sun Country equity awards were replaced or accelerated in connection with the acquisition. In addition, purchase consideration includes certain change in control payments, including the settlement of warrants issued to Amazon and a tax receivable agreement with pre-IPO shareholders of Sun Country.

The total purchase consideration was as follows:

(in thousands)	May 13, 2026
Merger consideration
Cash	$223,431
Shares	634,788
Add: Pre-combination value of replaced and accelerated equity awards	21,173
Add: Consideration paid with respect to Amazon warrants	16,185
Add: Termination payment under Tax Receivable Agreement	80,461
Total purchase consideration	$976,038

Preliminary Purchase Price Allocation

The excess of the purchase price over identifiable intangible assets and net tangible assets in the amount of $465.7 million was allocated to goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of closing balance items as well as valuation analyses pertaining to assets acquired and liabilities assumed. During the measurement period, which may not exceed one year from the acquisition date in accordance with Accounting Standards Codification 805, Business Combinations, the Company may record adjustments to the preliminary fair values of assets acquired and liabilities assumed. Any measurement-period adjustments identified will be recorded with a corresponding adjustment to goodwill. The following table presents the preliminary allocation of the purchase price as of the acquisition date:

(in thousands)	Purchase Price Allocation
Cash and cash equivalents	$119,618
Restricted cash	20,272
Short-term investments	47,134
Accounts receivable	77,010
Short term lessor maintenance deposits	37,268
Expendable parts, supplies and fuel, net	12,356
Prepaid expenses and other current assets	23,510
Property and equipment, net	1,048,057
Goodwill	465,719
Other intangible assets	21,600
Long-term investments	4,980
Operating lease right-of-use assets, net	10,819
Deposits and other assets	85,322
Total assets acquired	1,973,665

Accounts payable	97,108
Accrued liabilities	65,253
Current operating lease liabilities	3,756
Air traffic liability	137,306
Current loyalty program liability	9,495
Current maturities of long-term debt and finance lease obligations, net of related costs	137,114
Long-term debt and finance lease obligations, net of current maturities and related costs	433,150
Deferred income taxes	89,496
Noncurrent operating lease liabilities	8,725
Noncurrent loyalty program liability	4,890
Other noncurrent liabilities	11,334
Liabilities assumed	997,627

Total consideration	$976,038

Goodwill is primarily attributed to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Sun Country business. The synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Sun Country acquisition. The goodwill was assigned to the Sun Country reporting segment and the amount recognized is not deductible for tax purposes.

The operating results of Sun Country have been included in the Company's consolidated financial statements for the three and six months ended June 30, 2026 from the acquisition date of May 13, 2026.

Intangible assets

The estimated fair value and weighted average useful life of the Sun Country intangible assets are as follows:

	Fair Value (in thousands)	Weighted Average Useful Life
Trademarks	$13,200	2 Years
Customer Relationships	8,400	2 Years
Total	$21,600

The trademarks represent the right to use the Sun Country trade names currently used in its operations. The Company has determined the trademarks to be finite-lived intangible assets, as the Company plans to phase out the trademarks as Sun Country is integrated into the Allegiant Air network. Customer relationships include the value of relationships acquired under the Sun Country co-brand credit card. The useful life was derived from the time period over which the majority of the cash flows are expected to be generated. These finite-lived intangible assets will be amortized using the straight-line method over the useful life for the amortization of the associated intangible asset. At June 30, 2026, the amortization expense and accumulated amortization of the Company's intangible assets was $1.4 million.

Acquisition-related costs

During the six months ended June 30, 2026, the Company incurred costs directly attributable to the acquisition of $64.8 million. These costs are presented within the special charges line item within the consolidated statements of operations. Refer to Note 3 for further information on special charges.

Employee Benefit Plans

In connection with the acquisition, the Company registered 874,302 shares of common stock issuable in connection with the SCA Acquisitions Holdings, LLC Amended and Restated Incentive Equity Plan, dated as of July 1, 2019 (the "2019 Plan") and the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan ("the 2021 Plan", and together with the 2019 Plan, the "Plans"). Unvested restricted stock units ("RSUs") and performance stock units ("PSUs") outstanding under the Plans were converted to Allegiant Travel Company RSUs, and all options outstanding under the Plans were converted to Allegiant Travel Company options as provided in the merger agreement. A summary of the Plan activity is presented below:

Shares(1)
Restricted stock units granted to Sun Country holders	268,627
Vested	(127,321)
Forfeited	(4,943)
Non-vested at June 30, 2026	136,363
(1) All RSUs had a grant date fair value of $75.21, which was the Allegiant Travel Company stock price at the date of acquisition, May 13, 2026.

The total fair value of RSUs issued in conjunction with the acquisition was $19.5 million. $3.7 million of the fair value was allocated to purchase consideration as the pre-acquisition value of the RSUs, and $10.3 million of the fair value was recognized as employee separation expense within special charges during the three months ended June 30, 2026. The remaining $5.6 million of unrecognized compensation cost will be recognized as salaries and wages expense through the remaining weighted average term of 1.2 years.

All Sun Country stock options were vested prior to the acquisition. Outstanding Sun Country options were converted to 324,059 Allegiant Travel Company options as provided in the merger agreement. The fair value of the converted stock options was $17.5 million, the entirety of which was recognized as purchase consideration. There have been no exercises of these options as of June 30, 2026. The weighted average exercise price of the outstanding stock options is $32.96.

Pro forma impact of the acquisition

The unaudited pro forma financial information presented below represents a summary of the consolidated results of operations for the Company and Sun Country as if the acquisition had been consummated as of January 1, 2025. The pro forma results do not include any anticipated synergies, or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2025.

The pro forma information includes adjustments for estimated acquisition-related costs of $73.0 million assumed to have been incurred on January 1, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating revenues	$1,077,194	$953,005	$2,147,991	$1,978,728
Net income	65,011	(54,409)	96,895	(58,578)

Note 3 — Special Charges

Allegiant Air and Sun Country

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 17 airframes under this plan. The remaining airframes are to be retired between August 2026 and January 2027. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge during the three and six months ended June 30, 2026 and 2025.

In fourth quarter 2025, the Company committed to a plan to redevelop certain internal-use software to better suit operational needs. As a result, the estimated useful life of the existing internal-use software asset was shortened, and the accelerated amortization resulting from the change in estimated useful life is recorded as a special charge during the three and six months ended June 30, 2026.

On May 13, 2026, the Company completed its acquisition of Sun Country. During the three and six months ended June 30, 2026, the Company incurred costs directly related to integration and other transaction costs, which included legal and professional fees, change in control payments, and other employee-related expenses. These costs are presented as special charges in the Company's consolidated statements of income. The Company expects to incur additional acquisition-related costs in the future as the integration continues. The acquisition is more fully discussed in Note 2.

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

During the six months ended June 30, 2026, the Company recorded an allowance for credit losses related to a note receivable arising from the Company's financing of the purchase of two flight simulators by a third party in 2016 and 2017. The counterparty to the note receivable declared bankruptcy during first quarter 2026, which led the Company to conclude that a credit loss is probable for the full amount outstanding. The Company continues to evaluate the matter, and the allowance may be adjusted as additional information becomes available.

Sunseeker Resort

In second quarter 2025, the Company recorded special charges of $102.2 million related to the sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") and the associated Aileron Golf Course. The sale was completed on September 4, 2025. In addition, the Resort was impacted by weather events occurring between 2022 and 2024, with the related costs and insurance recoveries recorded within special charges as incurred. No further insurance recoveries are expected.

Special Charges Table

The table below summarizes special charges recorded during the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Accelerated depreciation on airframes identified for early retirement	$1,305	$2,501	$2,652	$3,892
Accelerated amortization of software identified for redevelopment	9,960	—	19,920	—
Integration costs	55,237	—	64,794	—
Organizational restructuring	—	12,095	—	12,095
Credit loss on note receivable	—	—	7,019	—
Airline special charges	66,502	14,596	94,385	15,987
Sunseeker special charges, net of insurance recoveries	(550)	103,328	(651)	100,382
Total special charges	$65,952	$117,924	$93,734	$116,369

Note 4 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Scheduled service	$411,461	$247,208	$749,760	$530,576
Ancillary air-related charges	390,538	352,873	703,188	668,152
Loyalty redemptions	20,492	17,827	41,342	35,930
Total passenger revenue	$822,491	$617,908	$1,494,290	$1,234,658

Sales of passenger tickets not yet flown are recorded in air traffic liability. As of June 30, 2026, the air traffic liability balance was $570.6 million, of which approximately $523.6 million was related to forward bookings, with the remaining $47.0 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $363.3 million that was recorded in the air traffic liability balance as of December 31, 2025, approximately 90.6 percent was recognized into passenger revenue during the six months ended June 30, 2026. The amount recognized in 2026 from the prior year-end air traffic liability balance does not include Sun Country passenger revenue as air traffic liability attributable to Sun Country was not included in the Company's prior year-end balance.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Contract Assets

The Company's contract assets primarily relate to unamortized costs incurred by Sun Country to prepare the Amazon cargo aircraft for service, as well as the value of the Amazon warrants that will be amortized against cargo revenue over the remaining term of the ATSA. The balances as of June 30, 2026, which are approximately $35.0 million, are included in Prepaid Expenses and Other Current Assets and Deposits and Other Assets on the Condensed Consolidated Balance Sheet.
Loyalty redemptions

In connection with Allegiant's co-brand credit card program and Allways Rewards® loyalty program, as well as Sun Country's co-brand credit card program and the Sun Country Rewards loyalty program, the Company has a performance obligation to its members to honor future travel award redemptions. The accounting for and recognition of the loyalty program redemptions are discussed in the Summary of Significant Accounting Policies in the Company's annual 10-K filing.

The following table presents the activity of the co-brand credit cards and the loyalty programs as of the dates indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Balance at January 1	$77,632	$80,711
Points acquired from Sun Country as of May 13	14,385	—
Points awarded (deferral of revenue)(1)	42,103	37,306
Points redeemed (recognition of revenue)(1)(2)	(41,542)	(35,947)
Balance at June 30(3)	$92,578	$82,070
(1)Includes issuance and redemption of Sun Country Rewards loyalty points after May 13, 2026.
(2)Revenue recognized from points redeemed includes points issued under the respective loyalty programs during the period and points that were included in the loyalty program liability at the beginning of the period. Allegiant's and Sun Country's loyalty programs are administered and accounted for separately.
(3) The current portion of the loyalty program liability represents the estimate of revenue to be recognized in the next 12 months based on historical trends, with the remaining balance reflected in noncurrent liabilities expected to be recognized into revenue in periods thereafter.

Third Party Products Revenue

Third party products revenue primarily includes revenue associated with Allegiant and Sun Country's loyalty programs, which is comprised of the marketing component of point sales to the co-brand credit card provider and other marketing related payments, totaled $51.0 million and $35.9 million for the six months ended June 30, 2026 and 2025, respectively. The accounting and recognition of marketing services related to Allegiant's loyalty program are discussed in the Summary of Significant Accounting Policies in the Company's annual 10-K filing. The remaining amounts included within third party products revenue relate mostly to sales of travel insurance, hotel rooms, rental cars and ticket attractions.

Resort Revenue

The sale of Sunseeker Resort was completed on September 4, 2025. As such, only the revenues during the three and six months ended June 30, 2025 are presented in the table below:

(in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Rooms	$8,732	$24,163
Food and beverage	7,766	17,728
Other	4,136	9,431
Total resort revenue	$20,634	$51,322

Revenue from banquets, golf, retail, and spa services was included in other resort revenue. Resort revenue was recognized as the underlying services or goods were provided, with minimal timing differences between service delivery and payment.

Note 5 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Flight equipment	$4,890,332	$3,584,212
Computer hardware and software	365,208	339,441
Land and buildings/leasehold improvements	103,751	83,304
Other property and equipment	151,219	118,894
Total property and equipment	5,510,510	4,125,851
Less accumulated depreciation and amortization	(1,281,816)	(1,178,315)
Property and equipment, net	$4,228,694	$2,947,536

As of June 30, 2026, the Company had firm commitments to purchase 30 aircraft which are expected to be delivered between 2026 and 2028.

Note 6 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Fixed-rate debt and finance lease obligations due through 2032	$1,860,678	$1,062,935
Variable-rate debt due through 2038	918,776	736,681
Total long-term debt and finance lease obligations, net of related costs	2,779,454	1,799,616
Less current maturities, net of related costs	318,676	118,075
Long-term debt and finance lease obligations, net of current maturities and related costs	$2,460,778	$1,681,541

Weighted average fixed-interest rate on debt	5.7%	6.7%
Weighted average variable-interest rate on debt	5.8%	5.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity dates			June 30, 2026			June 30, 2026	December 31, 2025
Senior secured notes	2027	-	2031	7.13%	—	7.25%	$675,476	$403,009
Consolidated variable interest entities	2028	-	2031	2.92%	-	5.19%	108,731	95,111
Revolving credit facilities	2028	-	2030	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2028	-	2038	1.87%	-	7.78%	1,186,936	915,084
Finance leases	2026	-	2032	4.44%	-	7.02%	648,611	403,060
Enhanced equipment trust certificates	2027	-	2031	4.13%	-	7.10%	189,164	—
Total debt and finance lease obligations							$2,808,918	$1,816,264
Related costs							(29,464)	(16,648)
Total debt and finance lease obligations, net of related costs							$2,779,454	$1,799,616

Maturities of long term debt as of June 30, 2026, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of June 30, 2026
Remaining in 2026	$196,647
2027	284,173
2028	283,169
2029	361,867
2030	266,920
2031	829,283
Thereafter	557,395
Total debt and finance lease obligations, net of related costs	$2,779,454

Senior Secured Notes

In June 2026, the Company issued $650.0 million in aggregate principal amount of 7.125% Senior Secured Notes due 2031 (the “2031 Notes”) pursuant to an Indenture, dated as of June 24, 2026. The 2031 Notes are secured by first priority security interests in, subject to permitted liens, substantially all of the property and assets of the Company and its subsidiaries, except that the collateral package excludes aircraft, aircraft engines, real property and certain other assets. The collateral also secures the Company's senior secured revolving loan facility on a pari passu basis. The 2031 Notes bear interest at a fixed rate of 7.125 percent per annum, payable in cash on January 1 and July 1 of each year, beginning January 1, 2027. The 2031 Notes will mature on July 1, 2031.

The 2031 Notes contain certain covenants that limit the ability of the Company to, among other things: (i) make restricted payments; (ii) incur certain indebtedness or issue preferred stock; (iii) create or incur certain liens; (iv) dispose of loyalty program or brand intellectual property collateral; (v) merge, consolidate or sell all or substantially all assets; and (vi) enter into certain transactions with affiliates.

The 2031 Notes also require the Company to comply with certain affirmative covenants, including maintaining a minimum aggregate amount of liquidity of $300.0 million. If the Company fails to satisfy the minimum liquidity requirement, the Company will be required to pay additional interest on all outstanding 2031 Notes in an amount equal to 2.0% per annum of the principal amount of such 2031 Notes until the Company demonstrates compliance with the liquidity requirement.

The Company used the net proceeds from the sale of the 2031 Notes, to fund the purchase and redemption of approximately $377.5 million aggregate principal amount of its outstanding 7.250% Senior Secured Notes due 2027 pursuant to a tender offer and to pay related accrued interest and satisfy transaction fees and expenses. The remaining proceeds will be used for general corporate purposes.

In July 2026, the Company repurchased an additional $17.4 million aggregate principal amount of the 7.250% Senior Secured Notes due 2027 pursuant to the tender offer.

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

Revolving Credit Facilities

In March 2021, the Company entered into a revolving credit facility, which, as amended to date, entitles it to borrow up to $100.0 million. In April 2025, the agreement was amended to extend the maturity date to April 2028. The borrowing ability under the facility is based on the value of the aircraft and engines placed into the collateral pool. Amounts drawn under the facility will bear interest at a floating rate based on SOFR. As of June 30, 2026, the facility remains undrawn.

In August 2022, the Company entered into a credit agreement that provided a senior secured revolving loan facility of $75.0 million, with an original term of 57 months. The facility is secured by the same collateral that secures the 2027 Senior Secured Notes and 2031 Senior Secured Notes, and borrowings under the facility will bear interest at a floating rate based on SOFR. In December 2025, the Company amended the revolving loan facility to increase the total commitment to $150.0 million and extend the maturity date to December 5, 2030. As of June 30, 2026, the facility remains undrawn.

Debt Secured by Aircraft

In April 2026, the Company entered into credit agreements providing financing commitments of up to $176.0 million, to be secured by new aircraft upon delivery. During the three months ended June 30, 2026, the Company borrowed $44.0 million under the agreements and $132.0 million remained undrawn as of June 30, 2026. The loans bear interest at a variable rate based on three-month SOFR and are payable in quarterly installments over a term of 10 years.

In April 2026, the Company entered into a credit agreement providing financing commitments of up to $115.0 million secured by aircraft. During the three months ended June 30, 2026, the Company borrowed the entirety of the $115.0 million available under the agreement, resulting in the facility being fully drawn. The borrowing carries a variable interest rate based on three-month SOFR, matures in three years, and is payable in quarterly installments with a balloon payment at maturity.

In May 2026, the Company entered into a credit agreement with a borrowing capacity of up to $85.6 million to be secured by unencumbered aircraft and new aircraft upon delivery. During the three months ended June 30, 2026, the Company borrowed approximately $40.6 million under the agreement and $45.0 million remains undrawn as of June 30, 2026. The borrowing bears interest at a variable rate based on three-month SOFR and is payable in quarterly installments over a term of 12 years.

PDP Financing

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. The Company drew a total of $132.6 million on the facility between November 2023 and February 2024, and drew the remaining $25.1 million of available capacity during the three months ended June 30, 2026. During the second quarter of 2026, the Company made prepayments totaling $13.8 million as aircraft were delivered to the Company.

Debt and Finance Leases Assumed in Sun Country Acquisition

The Company assumed debt and finance lease obligations totaling $570.3 million in the acquisition of Sun Country as further described below.

2025 Term Loan Facility

In September 2025, Sun Country entered into a term loan facility (the "2025 Term Loan Facility") and pledged five aircraft as collateral. The 2025 Term Loan Facility bears interest at a fixed rate and is repaid in quarterly installments with a balloon payment upon maturity in September 2032. The fair value of the facility was $103.6 million as of the acquisition date.

2022 Enhanced Equipment Trust Certificates ("2022-1 EETC")

In March 2022, Sun Country arranged for the issuance of the 2022-1 EETC and pledged 13 aircraft as collateral. The equipment notes bear interest at a fixed rate and are repaid in semiannual principal and interest payments each March and September, through March 2031. The fair value of the equipment notes outstanding under the 2022-1 EETC was $102.1 million as of the acquisition date.

2019 Enhanced Equipment Trust Certificates ("2019-1 EETC")

In December 2019, Sun Country arranged for the issuance of the 2019-1 EETC and pledged 13 aircraft as collateral. The equipment notes bear interest at a fixed rate and are repaid in semiannual principal and interest payments each June and December, through December 2027. The fair value of the equipment notes outstanding under the 2019-1 EETC was $101.4 million as of the acquisition date.

Finance Leases

As of June 30, 2026, Sun Country was party to 13 aircraft leases, all of which are classified as finance leases. The lease agreements generally include an option or obligation to purchase the aircraft at the end of the lease term. As the leases were not modified in connection with the acquisition, lease classification was not reassessed. The carrying amount of these lease liabilities was $263.2 million as of the acquisition date, and the lease terms end between 2026 and 2031.

Note 7 — Income Taxes

The Company recorded a $0.4 million income tax benefit at a 6.9 percent effective tax rate and a $23.4 million income tax benefit at a 26.4 percent effective tax rate for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 differed from the statutory federal income tax rate of 21.0 percent primarily due to costs incurred as a result of the Sun Country acquisition, state income taxes, and the impact of permanent book-tax differences.

The Company recorded a $23.2 million income tax expense at an effective tax rate of 38.1 percent and a $13.6 million income tax benefit at a 29.1 percent effective tax rate for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate for the six months ended June 30, 2026 differed from the statutory federal income tax rate of 21.0 percent primarily due to costs incurred as a result of the Sun Country acquisition, state income taxes, and the impact of permanent book-tax differences.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2026.

Financial instruments measured at fair value on a recurring basis:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$238,036	$238,036	$—	$42,833	$42,833	$—
US Government and agency obligations	29,331	—	29,331	16,901	—	16,901
Commercial paper	22,591	—	22,591	14,712	—	14,712
Municipal debt securities	9,280	—	9,280	4,520	—	4,520
Corporate debt securities	5,246	—	5,246	5,713	—	5,713
Total cash equivalents	304,484	238,036	66,448	84,679	42,833	41,846
Short-term
Corporate debt securities	264,679	—	264,679	337,988	—	337,988
US Government and agency obligations	122,912	—	122,912	67,696	—	67,696
Commercial paper	106,835	—	106,835	179,697	—	179,697
Certificates of deposit	23,033	—	23,033	27,960	—	27,960
Municipal debt securities	27,332	—	27,332	19,618	—	19,618
Total short-term	544,791	—	544,791	632,959	—	632,959
Long-term
Corporate debt securities	15,017	—	15,017	30,127	—	30,127
US Government and agency obligations	494	—	494	2,696	—	2,696
Total long-term	15,511	—	15,511	32,823	—	32,823
Total financial instruments	$864,786	$238,036	$626,750	$750,461	$42,833	$707,628

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of June 30, 2026		As of December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Long-term debt	$2,160,306	$2,113,432	$1,413,205	$1,424,251	3

Due to the short-term nature, carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

Note 9 — Earnings per Share

Basic and diluted earnings per share are computed pursuant to the two-class method. Under this method, the Company attributes net income to two classes: common stock and unvested restricted stock. Unvested restricted stock awards granted to employees under the Company’s Long-Term Incentive Plan or the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan are considered participating securities as they receive non-forfeitable rights to cash dividends at the same rate as common stock.

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$(4,860)	$(65,166)	$37,618	$(33,064)
Less income allocated to participating securities	—	—	(540)	—
Net income (loss) attributable to common stock	$(4,860)	$(65,166)	$37,078	$(33,064)
Earnings (loss) per share, basic	$(0.21)	$(3.62)	$1.80	$(1.84)
Weighted-average shares outstanding	22,852	17,995	20,542	17,989
Diluted:
Net income (loss)	$(4,860)	$(65,166)	$37,618	$(33,064)
Less income allocated to participating securities	—	—	(538)	—
Net income (loss) attributable to common stock	$(4,860)	$(65,166)	$37,080	$(33,064)
Earnings (loss) per share, diluted	$(0.21)	$(3.62)	$1.80	$(1.84)
Weighted-average shares outstanding	22,852	17,995	20,542	17,989
Dilutive effect of outstanding stock awards	—	—	197	—
Adjusted weighted-average shares outstanding under treasury stock method	22,852	17,995	20,739	17,989
Participating securities excluded under two-class method	—	—	(105)	—
Adjusted weighted-average shares outstanding under two-class method	22,852	17,995	20,634	17,989

Note 10 — Contingencies

The Company is subject to certain legal and administrative actions it considers routine to its business activities. The Company believes the ultimate outcome of any potential and pending legal or administrative matters will not have a material adverse impact on its financial position, liquidity or results of operations.

In 2025, Allegiant Air received a formal assessment of $9.9 million from the Transportation Security Administration ("TSA") related to the remittance of TSA security fees for the period covering October 1, 2019 to December 31, 2022. The Company disputes the TSA's interpretation of the applicable regulations and believes the assessment is without merit. The Company currently has a pending case in the U.S. Court of Appeals for the Ninth Circuit regarding this matter. Oral arguments were held on April 15, 2026, and the court decision is currently pending. Sun Country is in the initial stages of a similar TSA audit and has not received any formal assessment or preliminary findings. Based on the information that is currently available, the Company does not believe a loss in this matter is probable and no corresponding liability has been recorded. The Company does not expect that any potential liability arising for periods subsequent to the 2019 to 2022 audit assessment period will be material to the consolidated financial statements.

Note 11 — Segments

Operating segments are components of a company for which separate financial and operating information is regularly evaluated and reported to the Chief Operating Decision Maker ("CODM") and is used to allocate resources and analyze performance. The Company's CODM is the CEO. The CODM assesses segment performance and makes resource allocation decisions using information about each operating segment's operating income.

Following the acquisition of Sun Country on May 13, 2026, the Company operates Allegiant Air and Sun Country as separate brands under separate FAA operating certificates. The CODM reviews financial results for two operating segments, Allegiant Air and Sun Country. As a result, the Company determined Sun Country was an operating and reportable segment beginning in the second quarter of 2026.

During 2025, the CODM reviewed separate financial information and made resource allocation decisions for the Company's two operating segments, Allegiant Air and Sunseeker Resort, using operating income and pretax income as the measures of segment profit or loss. The Resort was sold in September 2025 and deconsolidated from the Company's financial statements as of that date.

Allegiant Air Segment

The Allegiant Air segment includes scheduled service air transportation, ancillary air-related products and services, third party products and services, fixed fee contract air transportation and other airline-related revenue.

Sun Country Segment

The Sun Country segment includes scheduled service air transportation, ancillary air-related products and services, fixed fee contract air transportation, cargo transportation, third party products and services, and other airline-related revenue.

Sunseeker Resort Segment

The Company's consolidated financial statements for 2025 include the operating results of Sunseeker Resort through the completion of the sale of the Resort's assets on September 4, 2025. The Sunseeker Resort segment included hotel rooms and suites for occupancy, group meeting facilities, food and beverage options, Aileron Golf Course and other Resort amenities.

Segment profit or loss, revenues, significant segment expenses, and asset information for each of the Company's operating segments are set forth below. Sun Country profit and loss is included beginning from May 13, 2026 and forward.

	Three Months Ended June 30, 2026
(in thousands)	Allegiant Air	Sun Country	Consolidated
OPERATING REVENUES:
Scheduled service	$347,853	$63,608	$411,461
Ancillary air-related charges	349,365	41,173	390,538
Loyalty redemptions	19,798	694	20,492
Third party products	44,483	1,275	45,758
Fixed fee contracts	14,523	31,200	45,723
Cargo	—	27,586	27,586
Other	185	1,747	1,932
Total operating revenues	$776,207	$167,283	$943,490
OPERATING EXPENSES:
Aircraft fuel	265,123	42,546	307,669
Salaries and benefits	201,337	48,981	250,318
Station operations	76,139	19,412	95,551
Depreciation and amortization	58,521	12,188	70,709
Maintenance and repairs	39,349	9,903	49,252
Sales and marketing	29,860	5,334	35,194
Aircraft rent	7,015	—	7,015
Other operating expense(1)	29,263	11,453	40,716
Special charges, net of recoveries	39,514	26,438	65,952
Total operating expenses	746,121	176,255	922,376
OPERATING INCOME (LOSS)	30,086	(8,972)	21,114
OTHER (INCOME) EXPENSES:
Interest income	(8,093)	(747)	(8,840)
Interest expense	35,200	4,872	40,072
Capitalized interest	(4,937)	—	(4,937)
Other non-operating expense	74	(35)	39
INCOME (LOSS) BEFORE INCOME TAXES	$7,842	$(13,062)	$(5,220)

Capital expenditures	$183,243	$4,887	$188,130

	Three Months Ended June 30, 2025
(in thousands)	Allegiant Air	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$617,908	$—	$617,908
Third party products	33,649	—	33,649
Fixed fee contracts	17,019	—	17,019
Other	174	20,634	20,808
Total operating revenues	$668,750	$20,634	$689,384
OPERATING EXPENSES:
Aircraft fuel	165,752	—	165,752
Salaries and benefits	203,485	10,617	214,102
Station operations	75,248	—	75,248
Depreciation and amortization	64,961	3,558	68,519
Maintenance and repairs	36,379	—	36,379
Sales and marketing	25,119	1,718	26,837
Aircraft rent	11,023	—	11,023
Other operating expense(1)	29,031	12,058	41,089
Special charges, net of recoveries	14,595	103,329	117,924
Total operating expenses	625,593	131,280	756,873
OPERATING INCOME (LOSS)	43,157	(110,646)	(67,489)
OTHER (INCOME) EXPENSES:
Interest income	(10,359)	—	(10,359)
Interest expense	28,121	7,635	35,756
Capitalized interest	(4,562)	—	(4,562)
Other non-operating expense	240	—	240
INCOME (LOSS) BEFORE INCOME TAXES	$29,717	$(118,281)	$(88,564)

Capital expenditures	$137,717	$1,036	$138,753

	Six Months Ended June 30, 2026
(in thousands)	Allegiant Air	Sun Country	Consolidated
OPERATING REVENUES:
Scheduled service	$686,152	$63,608	$749,760
Ancillary air-related charges	662,015	41,173	703,188
Loyalty redemptions	40,648	694	41,342
Third party products	86,818	1,275	88,093
Fixed fee contracts	32,646	31,200	63,846
Cargo	—	27,586	27,586
Other	359	1,747	2,106
Total operating revenues	$1,508,638	$167,283	$1,675,921
OPERATING EXPENSES:
Aircraft fuel	445,364	42,546	487,910
Salaries and benefits	419,422	48,981	468,403
Station operations	152,621	19,412	172,033
Depreciation and amortization	116,447	12,188	128,635
Maintenance and repairs	74,566	9,903	84,469
Sales and marketing	58,060	5,334	63,394
Aircraft rent	14,476	—	14,476
Other operating expense(1)	49,196	11,453	60,649
Special charges, net of recoveries	67,296	26,438	93,734
Total operating expenses	1,397,448	176,255	1,573,703
OPERATING INCOME (LOSS)	111,190	(8,972)	102,218
OTHER (INCOME) EXPENSES:
Interest income	(16,807)	(747)	(17,554)
Interest expense	64,427	4,872	69,299
Capitalized interest	(9,227)	—	(9,227)
Other non-operating expense	(1,070)	(35)	(1,105)
INCOME (LOSS) BEFORE INCOME TAXES	$73,867	$(13,062)	$60,805

Capital expenditures	$359,183	$4,887	$364,070

	Six Months Ended June 30, 2025
(in thousands)	Allegiant Air	Sunseeker	Consolidated
OPERATING REVENUES:
Passenger	$1,234,658	$—	$1,234,658
Third party products	68,852	—	68,852
Fixed fee contracts	33,271	—	33,271
Other	355	51,322	51,677
Total operating revenues	$1,337,136	$51,322	$1,388,458
OPERATING EXPENSES:
Aircraft fuel	332,085	—	332,085
Salaries and benefits	423,859	21,682	445,541
Station operations	148,753	—	148,753
Depreciation and amortization	124,672	7,158	131,830
Maintenance and repairs	71,233	—	71,233
Sales and marketing	48,489	3,444	51,933
Aircraft rent	16,942	—	16,942
Other operating expense(1)	51,107	25,152	76,259
Special charges, net of recoveries	15,987	100,382	116,369
Total operating expenses	1,233,127	157,818	1,390,945
OPERATING INCOME (LOSS)	104,009	(106,496)	(2,487)
OTHER (INCOME) EXPENSES:
Interest income	(22,294)	—	(22,294)
Interest expense	57,070	19,470	76,540
Capitalized interest	(11,050)	—	(11,050)
Other non-operating expense	941	—	941
INCOME (LOSS) BEFORE INCOME TAXES	$79,342	$(125,966)	$(46,624)

Capital expenditures	$220,853	$1,442	$222,295

(1)     Other operating expenses for the Allegiant Air and Sun Country segments consist of insurance, crew training and travel, legal expense, information technology, gains and losses on the sale of flight equipment, and other general and administrative expenses. Other operating expenses in the Sunseeker segment consist of food and beverage cost of goods sold, contract labor, property tax, insurance, and other general and administrative expenses.

Total assets were as follows as of the dates indicated:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Allegiant Air	$4,524,180	$4,209,401
Sun Country	1,920,285	—
Consolidated	$6,444,465	$4,209,401

Note 12 — Subsequent Events

On July 1, 2026, the Company borrowed the remaining $45.0 million available under a credit agreement with a borrowing capacity of up to $85.6 million. Following this drawdown, the facility was fully utilized. The borrowing is secured by aircraft and bears interest at a variable rate based on three-month Term SOFR, payable in quarterly installments over a term of 12 years.

On July 17, 2026, the Company repaid approximately $11.3 million outstanding under its pre-delivery deposit financing facility related to Boeing 737 MAX aircraft purchase rights. Following the repayment, the facility was fully repaid with no outstanding borrowings remaining.

On July 27, 2026, the Company entered into a new pre-delivery payment financing facility providing commitments of up to $231.0 million to fund pre-delivery payment obligations associated with future Boeing 737-8 aircraft deliveries. The facility is secured by purchase price assignments related to the underlying aircraft and bears interest at a variable rate based on one-month SOFR. As of August 10, 2026, no amounts had been drawn under the facility.

On July 24, 2026, the Company entered into a new aircraft financing facility providing commitments of up to $177.5 million. The facility is secured by certain aircraft and bears interest at a fixed rate based on SOFR plus an applicable margin determined at the time of drawdown. As of August 10, 2026, no amounts had been drawn under the facility.

During July 2026, the Company borrowed an additional $132.0 million under a previously disclosed aircraft financing credit agreement. The borrowings were secured by recently delivered aircraft and fully utilized the remaining borrowing capacity available under the credit agreement.

Subsequent to June 30, 2026, the Company executed amendments to extend the lease terms for two Boeing 737-900ER aircraft currently leased to a third-party operator through the fourth quarter of 2029.

On July 31, 2026, the Company's pilots ratified a new collective bargaining agreement. The Company is evaluating the financial impact of the agreement, including the payment of accrued pilot retention bonuses and future compensation and benefit costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2026 and 2025. Also discussed is our financial position as of June 30, 2026 and December 31, 2025. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Second Quarter 2026 Highlights

Second quarter 2026 highlights include the following. Note that second quarter consolidated results include Sun Country operations only from and after the May 13, 2026 closing date of the transaction until the period end on June 30, 2026 (the "stub period").

•On May 13, 2026, we completed the acquisition of Sun Country just four months after announcing the transaction.

•Consolidated total operating revenue of $943.5 million
•Record Allegiant Air revenue of $776.2 million, up 16.1 percent year over year on 6.8 percent less capacity compared to the prior year quarter
•Allegiant Air quarterly TRASM record of 14.42 ¢, up 24.6 percent year over year
•Consolidated third-party products revenue of $45.8 million
◦Allegiant Air third-party products revenue of $44.5 million, up 32.2 percent year over year driven by cobrand remuneration

•Available seat miles per gallon of fuel of 86.2
•Allegiant Air available seat miles per gallon of fuel of 85.4, up 0.8 percent year over year

•$41.2 million in total Allegiant Air cobrand credit card remuneration received, up 23.6 percent year over year

•Received proceeds of $874.7 million from debt financings during the quarter
◦Issued $650.0 million Senior Secured Notes due 2031 and used the proceeds to refinance $377.5 million of our Senior Secured Notes due 2027.
◦Received proceeds of $224.7 million from debt secured by aircraft and aircraft related assets

Subsequent Events

•In July, entered a 12-month exclusive distribution agreement with Expedia Group, Allegiant's first-ever authorized online travel agency ("OTA") partner, bringing the company's nonstop network to all of Expedia Group's U.S. brands and expanding reach to new leisure customers

•In July, announced enhancements to the onboard experience, including complimentary inflight beverage service on all Allegiant flights beginning August 1, 2026, and Allegiant First, a new premium seating tier scheduled to debut on select aircraft in spring 2027

•On July 31, a new collective bargaining agreement with the International Brotherhood of Teamsters representing the Allegiant pilots was ratified with nearly 80 percent of votes in favor

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	June 30, 2026	December 31, 2025
Passenger service
Airbus A320(1)	77	79
Airbus A319(2)	28	28
Boeing 737 MAX 8200	19	16
Boeing 737-800 (Sun Country)(3)	44	—
Boeing 737-900ER (Sun Country)	3	—
Total aircraft in passenger service	171	123
Boeing 737-800 in cargo service	22	—
Aircraft held for operating lease
Boeing 737-800(4)	1	—
Boeing 737-900ER	2	—
Total	196	123

(1)Includes 23 aircraft under finance lease and 9 aircraft under operating lease as of June 30, 2026 and December 31, 2025. Excludes one aircraft under operating lease as of June 30, 2026 and three aircraft under operating lease as of December 31, 2025, which were removed from service pending redelivery.
(2)Excludes three aircraft under operating lease that were removed from service pending redelivery as of December 31, 2025.
(3)Includes 12 aircraft under finance lease as of June 30, 2026.
(4)Includes one aircraft under finance lease as of June 30, 2026.

As of June 30, 2026, we are party to forward purchase agreements for 30 aircraft with deliveries expected between 2026 and 2028.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we identified aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. As of June 30, 2026, 17 airframes have been retired, with seven additional retirements scheduled between July 2026 and January 2027. The accelerated depreciation resulting from the revised estimated useful life of these aircraft is recorded as a special charge in the consolidated financial statements, including $1.3 million recognized in second quarter 2026. The engines from these aircraft will be retained for future overhaul cost mitigation and may be sold on an opportunistic basis if we determine the engine has no better economic use in our operating fleet.

NETWORK

As of June 30, 2026, and with the Sun Country acquisition, we were selling 675 routes versus 579 as of the same date in 2025. Network growth in the future will continue to be affected by high fuel prices, the timing of aircraft deliveries, aircraft in heavy maintenance, crew availability, airport construction and disruption, trends in domestic, leisure air travel demand and other factors such as macroeconomic conditions and geopolitical unrest. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no non-stop service. The Allegiant Air network included 90 origination cities and 34 leisure destinations, as of June 30, 2026.

Sun Country's largest and primary base is Minneapolis-Saint Paul International Airport ("MSP"), where it is the largest low-cost carrier and the second largest airline overall. Our MSP network served approximately 96 markets as of June 30, 2026. As of that date, Sun Country also served approximately 17 non-MSP markets and was selling a total of 109 routes.

TRENDS

Acquisition of Sun Country Airlines

In May 2026, we closed on our agreement to acquire Sun Country. We believe the transaction aligns with our long-term strategic objectives and is expected to enhance our network breadth, operational flexibility, and ability to respond to demand shifts, while supporting the passenger and cargo operations of both airlines. The acquisition of Sun Country involves the integration of Sun Country’s business with our existing business, which is a complex, costly, and time-consuming process. Integration of the two companies is underway.

Both companies continue to operate as separate airlines under FAA rules. We have applied with the FAA for a single operating certificate which we currently expect will be obtained in 2028. Our ability to combine operations will be limited until we receive a single operating certificate and there are joint collective bargaining agreements in place with the various unionized work groups.

Aircraft Fuel

The cost of fuel, including refining costs and applicable crack spreads, remains volatile, and is influenced by numerous economic and geopolitical factors beyond our control or prediction, including geopolitical conflict and war. The recent escalation of hostilities in the Middle East has significantly impacted the market prices of products that are derived from crude oil. Our second quarter fuel expense was $307.7 million or $4.14 per gallon, which is 71.1 percent higher than the $2.42 per gallon we paid in second quarter 2025. As hostilities and uncertainty continue in the Middle East, we may continue to see significant increases in fuel costs that will materially impact our overall cost structure, operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

Demand Environment

Although air travel demand in the first half of 2026 has been strong, demand could be impacted in the future by macroeconomic, geopolitical, and airline industry events as it has in the past. During 2026, we strategically reduced off-peak day of week capacity and, in turn, increased peak day ASMs on fewer total aircraft year-over year. For Allegiant Air, this contributed to a 4.0 percentage point increase in load factor on a 6.2 percent decrease in scheduled service capacity in second quarter 2026. Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands. We expect to continue to manage our peak period utilization as the demand environment allows.

Commercial Initiatives

In July 2026, we entered into a 12-month exclusive distribution agreement with Expedia Group to be Allegiant Air's first-ever authorized online travel agency ("OTA") partner, bringing our nonstop network to all of Expedia Group's U.S. brands and expanding reach to new leisure customers. Early results are promising, comprising of approximately 3% of bookings since the launch, with meaningfully more than half of those bookings from net new customers.

We have also announced enhancements to our onboard experience. Beginning August 1, 2026, all Allegiant Air flights will include a complimentary inflight beverage service. We have also announced Allegiant First, a new premium seating tier scheduled to debut on future MAX deliveries, with service expected to begin in spring 2027. The introduction of Allegiant First will feature a redesigned and enhanced cabin with eight new Allegiant First seats with minimal impact to seating capacity. The new seating to be included on these future deliveries will feature improved seat cushions and in-seat power in all cabins.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 50 newly manufactured 737 MAX aircraft with options to purchase up to an additional 80 737 MAX aircraft. We have taken delivery of 20 737 MAX aircraft from this order through June 30, 2026, and all of these aircraft are currently in revenue service. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft. Our 737 MAX aircraft represented approximately 21% of our ASMs in second quarter 2026 as compared to 11% during the same period 2025.

We currently expect seven aircraft to be delivered to us in the last six months of 2026 with the remaining aircraft under contract to be delivered in 2027 and 2028. Delays in aircraft deliveries could impact our ability to schedule additional growth when the demand environment allows.

Union Negotiations

The Allegiant Air pilots, who are represented by the International Brotherhood of Teamsters (“IBT”), ratified a new collective bargaining agreement on July 31, 2026. Among other new and modified terms, that new agreement provides for increased compensation and enhanced benefits to the Allegiant Air pilot group and contains improvements to the scheduling process for the Company. In addition, pursuant to the terms of that agreement, the pilot retention bonuses we have accrued will be payable no later than fourth quarter 2026.

In 2026, the collective bargaining agreement between Allegiant Air and its air dispatchers represented by the IBT became amendable under the Railway Labor Act (“RLA”). The parties are engaged in negotiations over new and modified rates of pay, rules, and working conditions pursuant to the procedures set forth in Section 6 of the RLA.

In 2025, the collective bargaining agreement covering the Sun Country pilots, who are represented by the Air Line Pilots Association (“ALPA”), became amendable. The parties continue to engage in negotiations under Section 6 of the RLA for a new agreement addressing rates of pay, rules, and working conditions for those employees.

In order to fully integrate the pre-merger union represented employee groups of Allegiant Air and Sun Country, we may be required to negotiate joint collective bargaining agreements covering the respective combined crafts or classes of employees. Where necessary, these negotiations will likely begin after a single post-merger representative has been certified by the National Mediation Board.

RESULTS OF OPERATIONS

Items affecting comparability

As the acquisition of Sun Country was completed on May 13, 2026, the three and six months ended June 30, 2026 include the results of Sun Country for the period May 13, 2026 through June 30, 2026, while the comparative periods in 2025 do not. Consolidated revenue and expenses all increased compared to the prior period due to the incorporation of Sun Country's operations into the Company. As a result, the below discussion of changes to our revenue and expenses compared to the prior year largely focuses on material factors independent of the acquisition.

Comparison of three months ended June 30, 2026 to three months ended June 30, 2025

Operating Revenue

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Percent Change
Operating Revenues (in thousands)	Allegiant Air	Sun Country*	Consolidated	Allegiant Air	Sunseeker	Consolidated	YoY
Passenger	$717,016	$105,475	$822,491	$617,908	$—	$617,908	33.1%
Third party products	44,483	1,275	45,758	33,649	—	33,649	36.0%
Fixed fee contracts	14,523	31,200	45,723	17,019	—	17,019	168.7%
Cargo	—	27,586	27,586	—	—	—	NM
Resort and other	185	1,747	1,932	174	20,634	20,808	(90.7)%
Total operating revenues	$776,207	$167,283	$943,490	$668,750	$20,634	$689,384	36.9%
NM    Not meaningful
*    Sun Country numbers only after May 13, 2026

Passenger revenue. Passenger revenue for second quarter 2026 increased $204.6 million or 33.1 percent, of which Sun Country contributed $105.5 million during the stub period.

The remaining change is attributable to strength in demand, which drove a 17.9 percent increase in average total fare for Allegiant Air, including a 39.9 percent increase in average scheduled service base fare. Allegiant Air scheduled service passengers decreased by 0.8 percent on a capacity reduction of 6.2 percent, resulting in a 4.0 percentage point increase in the Allegiant Air load factor.

Third party products revenue. Third party products revenue increased $12.1 million or 36.0 percent, of which Sun Country contributed $1.3 million during the stub period.

The remaining increase is attributable to a $9.3 million increase in the marketing component of Allegiant Air's co-brand remuneration and smaller increases in Allegiant Air's third party rental car and travel insurance revenue. These increases were slightly offset by a decrease in hotel room revenue.

Fixed fee contract revenue. Fixed fee contract revenue increased $28.7 million, all of which was attributable to Sun Country during the stub period.

Allegiant Air fixed fee revenue decreased $2.5 million driven by fewer charter flights flown during the quarter.

Cargo revenue. Cargo revenue was $27.6 million, which was wholly attributable to the acquisition of Sun Country, and which was generated during the stub period.

Resort and other revenue. Resort and other revenues decreased by $18.9 million due to the sale of Sunseeker Resort in September 2025.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. We also show Operating CASM excluding fuel costs, special charges, and cargo expenses. Excluding fuel costs, special charges, and cargo expenses allows management and investors to better compare our airline unit costs with those of other airlines. Sun Country cargo expenses (which are included in salaries and benefits, station operations, depreciation and amortization, maintenance and repairs, and other expenses in our consolidated statements of income) are excluded as those expenses do not drive ASMs.

	Three Months Ended June 30, 2026						Three Months Ended June 30, 2025		Percent Change
Airline Unitized costs (in cents)	Allegiant Air		Sun Country*		Consolidated		Allegiant Air		Allegiant Air
Aircraft fuel	4.90	¢	4.26	¢	4.80	¢	2.86	¢	71.3%
Salaries and benefits	3.72		4.90		3.91		3.51		6.0
Station operations	1.41		1.94		1.49		1.30		8.5
Depreciation and amortization	1.08		1.22		1.10		1.12		(3.6)
Maintenance and repairs	0.73		0.99		0.77		0.63		15.9
Sales and marketing	0.55		0.53		0.55		0.43		27.9
Aircraft rent	0.13		—		0.11		0.19		(31.6)
Other	0.55		1.15		0.64		0.50		10.0
Special charges	0.73		2.64		1.03		0.25		NM
Airline operating CASM	13.80	¢	17.63	¢	14.40	¢	10.79	¢	27.9
Airline operating CASM, excluding fuel	8.90	¢	13.37	¢	9.60	¢	7.93	¢	12.2
Cargo expenses	—	¢	2.40	¢	0.38	¢	—	¢	NM
Airline operating CASM, excluding fuel, special charges, and cargo	8.17	¢	8.33	¢	8.19	¢	7.68	¢	6.4
NM    Not meaningful
*    Sun Country numbers only after May 13, 2026

Airline operating CASM, excluding fuel, special charges and cargo expenses. Allegiant Air operating CASM, excluding fuel and special charges, increased 6.4 percent to 8.17 ¢ in second quarter 2026 from 7.68 ¢ in second quarter 2025. The increase was primarily driven by a 6.8 percent decrease in Allegiant Air capacity compared to the prior year quarter, which resulted in higher unit costs across most expense categories. CASM-ex was also impacted by the year-over-year expense increases discussed below.

Sun Country CASM, excluding fuel, special charges, and cargo expenses, was 8.33 ¢ in second quarter 2026 (after May 13, 2026) and drove a 0.02 ¢ spread between Allegiant Air and Consolidated adjusted CASM.

Aircraft fuel expense. Aircraft fuel expense increased by $141.9 million or 85.6 percent, of which Sun Country contributed $42.5 million during the stub period.

The remaining increase of $99.4 million was driven by an increase in Allegiant Air fuel cost per gallon to $4.19 from $2.42 in the prior year quarter as a result of the geopolitical unrest in the Middle East. Increased fuel costs were partially offset by a decrease in Allegiant Air consumption consistent with a 6.8 percent decrease in total system ASMs and a 0.7 percent improvement in fuel efficiency as the percentage of ASMs flown by MAX aircraft continues to increase.

Salaries and benefits expense. Salaries and benefits expense increased by $36.2 million or 16.9 percent, of which Sun Country contributed an increase of $49.0 million during the stub period, offset by a decrease of $10.6 million resulting from the sale of Sunseeker Resort.

The remaining decrease of $2.1 million was driven by organizational restructuring initiatives implemented by Allegiant Air during 2025, which resulted in a 4.9 percent reduction in full-time equivalent Allegiant Air employees, offset by increased wages for certain employee workgroups due to contractual and annual merit raises.

Station operations expense. Station operations expense increased $20.3 million or 27.0 percent, of which Sun Country contributed $19.4 million during the stub period.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.2 million or 3.2 percent. Sun Country contributed an increase of $12.2 million during the stub period, and the sale of Sunseeker Resort resulted in a decrease of $3.6 million.

The remaining decrease of $6.4 million was driven primarily by lower Allegiant Air heavy maintenance amortization resulting from a low volume of recent engine overhauls and 12 capitalized overhauls which became fully amortized since the prior year quarter.

Maintenance and repairs expense. Maintenance and repairs expense increased $12.9 million, or 35.4 percent, of which Sun Country contributed $9.9 million during the stub period.

The remaining increase of $3.0 million was driven by a higher volume of Allegiant Air engine check and repair costs and rotable part repairs compared to the prior year quarter.

Sales and marketing expense. Sales and marketing expense increased $8.4 million or 31.1 percent, of which $5.3 million was contributed by Sun Country during the stub period and a decrease of $1.7 million was attributable to the sale of Sunseeker Resort.

The remaining increase of $4.7 million was primarily driven by higher Allegiant Air credit card processing fees consistent with the increase in Allegiant Air passenger revenue compared to the prior year quarter.

Aircraft rent. Aircraft rent decreased $4.0 million as a result of lease return costs accrued during the prior year quarter that were not present in second quarter 2026 and as a result of seven leased aircraft which were returned to the lessor from operating leases since June 30, 2025.

Other operating expense. Consolidated other operating expenses were relatively flat quarter over quarter as $11.5 million of other operating expenses contributed by Sun Country during the stub period were more than offset by a decrease of $12.1 million resulting from the sale of Sunseeker Resort.

Special charges. Special charges were $66.0 million in second quarter 2026, of which $55.2 million relates to costs of the Sun Country acquisition and integration, $10.0 million relates to accelerated amortization of software identified for redevelopment, and $1.3 million relates to accelerated depreciation of airframes identified for early retirement.

During second quarter 2025, special charges included a $102.2 million write-down of Sunseeker Resort assets as a result of the agreement to sell the Resort, $12.1 million of organizational restructuring charges, and $2.5 million from accelerated depreciation of airframes identified for early retirement.

Comparison of six months ended June 30, 2026 to six months ended June 30, 2025

Operating Revenue

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025			Percent Change
Operating Revenues (in thousands)	Allegiant Air	Sun Country*	Consolidated	Allegiant Air	Sunseeker	Consolidated	YoY
Passenger	$1,388,815	$105,475	$1,494,290	$1,234,658	$—	$1,234,658	21.0%
Third party products	86,818	1,275	88,093	68,852	—	68,852	27.9%
Fixed fee contracts	32,646	31,200	63,846	33,271	—	33,271	91.9%
Cargo	—	27,586	27,586	—	—	—	NM
Resort and other	359	1,747	2,106	355	51,322	51,677	(95.9)%
Total operating revenues	$1,508,638	$167,283	$1,675,921	$1,337,136	$51,322	$1,388,458	20.7%
NM    Not meaningful
*    Sun Country numbers only after May 13, 2026

Passenger revenue. Passenger revenue increased $259.6 million or 21.0 percent, of which $105.5 million was contributed by Sun Country during the stub period.

The remaining increase is attributable to strength in demand, which drove a 14.0 percent increase in average total fare for Allegiant Air, including a 29.2 percent increase in scheduled service base fare. Allegiant Air passengers decreased by 0.7 percent on a scheduled service capacity reduction of 6.0 percent, resulting in a 3.9 percentage point increase in Allegiant Air load factor.

Third party products revenue. Third party products revenue increased $19.2 million or 27.9 percent, of which $1.3 million was contributed by Sun Country during the stub period.

The remaining increase is attributable to a $14.4 million increase in the marketing component of Allegiant Air co-brand remuneration and smaller increases in Allegiant Air's third party rental car and travel insurance revenue. These increases were slightly offset by a decrease in hotel room revenue.

Fixed fee contract revenue. Fixed fee contract revenue increased $30.6 million or 91.9 percent, all of which is attributable to an increase of $31.2 million contributed by Sun Country during the stub period.

The remaining decrease is attributable to a 13.7 percent decrease in Allegiant Air charter departures compared to the prior year period.

Cargo revenue. Cargo revenue was $27.6 million, which was wholly attributable to the acquisition of Sun Country, and which was generated during the stub period.

Resort and other revenue. Resort and other revenue decreased $49.6 million due to the sale of Sunseeker Resort in September 2025.
Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding fuel costs, special charges, and cargo expenses allows management and investors to better compare our airline unit costs with those of other airlines. Sun Country cargo expenses (which are included in salaries and benefits, station operations, depreciation and amortization, maintenance and repairs, and other expenses in the Company's consolidated statements of income) are excluded as those expenses do not drive ASMs.

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025		Percent Change
Airline Unitized costs (in cents)	Allegiant Air		Sun Country		Consolidated		Allegiant Air		Allegiant Air
Aircraft fuel	4.23	¢	4.26	¢	4.23	¢	2.95	¢	43.4%
Salaries and benefits	3.98		4.90		4.06		3.77	¢	5.6
Station operations	1.45		1.94		1.49		1.32		9.8
Depreciation and amortization	1.11		1.22		1.11		1.11		—
Maintenance and repairs	0.71		0.99		0.73		0.63		12.7
Sales and marketing	0.55		0.53		0.55		0.43		27.9
Aircraft rent	0.14		—		0.13		0.15		(6.7)
Other	0.46		1.15		0.54		0.46		—
Special charges	0.63		2.64		0.81		0.14		NM
Airline operating CASM	13.26	¢	17.63	¢	13.65	¢	10.96	¢	21.0
Airline operating CASM, excluding fuel	9.03	¢	13.37	¢	9.42	¢	8.01	¢	12.7
Cargo expenses	—	¢	2.40	¢	0.21	¢	—	¢	NM
Airline operating CASM, excluding fuel, special charges, and cargo	8.40	¢	8.33	¢	8.40	¢	7.87	¢	6.7

Airline operating CASM, excluding fuel and special charges. Allegiant Air operating CASM, excluding fuel and special charges, increased by 6.7 percent to 8.40 ¢ compared to 7.87 ¢ for the same period in 2025. The increase was primarily driven by a 6.3 percent reduction in capacity compared to the prior year period, which resulted in higher unit costs across most expense categories. CASM-ex was also impacted by the year-over-year expense increases discussed below.

Sun Country CASM, excluding fuel, special charges, and cargo expenses, was 8.33 ¢ during the stub period and did not drive any significant change to Consolidated CASM for the period.

Aircraft fuel expense. Aircraft fuel expense increased $155.8 million or 46.9 percent, of which Sun Country contributed $42.5 million during the stub period.

The remaining increase of $113.3 million was driven by an increase in Allegiant Air fuel cost per gallon to $3.63 from $2.51 in the prior year period as a result of the geopolitical unrest in the Middle East. Increased fuel costs were partially offset by a decrease in Allegiant Air consumption consistent with a 6.3 percent decrease in total system ASMs and a 1.0 percent increase in fuel efficiency as the percentage of ASMs flown by MAX aircraft continues to increase.

Salaries and benefits expense. Salaries and benefits expense increased by $22.9 million or 5.1 percent. Sun Country contributed an increase of $49.0 million during the stub period, and a decrease of $21.7 million resulted from the sale of Sunseeker Resort.

The remaining decrease of $4.4 million was primarily driven by organizational restructuring initiatives implemented at Allegiant Air during 2025, which resulted in a 4.9 percent reduction in Allegiant Air full-time equivalent employees, offset by increased wages for certain employee workgroups due to contractual and annual merit raises.

Station operations expense. Station operations expense increased $23.3 million or 15.7 percent, of which Sun Country contributed $19.4 million during the stub period.

The remaining increase of $3.9 million was primarily driven by higher Allegiant Air ground handling rates and the transition of certain station positions to outsourced operations. These increases were partially offset by decreases in Allegiant Air airport fees consistent with the 6.0 percent decrease in departures.

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.2 million or 2.4 percent. Sun Country contributed an increase of $12.2 million during the stub period, and the sale of Sunseeker Resort resulted in a decrease of $7.2 million.

The remaining decrease of $8.2 million was driven primarily by lower Allegiant Air heavy maintenance amortization resulting from a low volume of recent engine overhauls and 12 capitalized overhauls which became fully amortized since the prior year period.

Maintenance and repairs expense. Maintenance and repairs expense increased $13.2 million or 18.6 percent, of which Sun Country contributed $9.9 million during the stub period.

The remaining increase of $3.3 million was driven by a higher volume of Allegiant Air engine check and repair costs and rotable part repairs compared to the prior year period.

Sales and marketing expense. Sales and marketing expense increased $11.5 million or 22.1 percent, of which $5.3 million was contributed by Sun Country during the stub period and a decrease of $3.4 million was attributable to the sale of Sunseeker Resort.

The remaining increase of $9.6 million was driven by higher Allegiant Air credit card processing fees consistent with the increase in passenger revenue and a non-recurring item related to our credit card agreement that offset expenses in the prior year period.

Aircraft rent. Aircraft rent decreased $2.5 million or 14.6 percent as a result of lease return costs accrued during the prior year period which are not present in current period results and as a result of seven leased aircraft which have been returned to the lessor from operating leases since June 30, 2025.

Other operating expense. Other operating expenses were impacted primarily by $11.5 million contributed by Sun Country during the stub period and a decrease of $25.2 million resulting from the sale of Sunseeker Resort.

Special charges. Special charges were $93.7 million for the six months ended June 30, 2026, of which $64.8 million relates to costs of the Sun Country acquisition and integration, $19.9 million relates to accelerated amortization of software identified for redevelopment, $7.0 million relates to a credit loss on a note receivable, and $2.7 million relates to accelerated depreciation of airframes identified for early retirement.

During the six months ended June 30, 2025, special charges included a $102.2 million write-down of Sunseeker Resort assets as a result of the agreement to sell the Resort, $12.1 million of organizational restructuring charges, and $3.9 million from accelerated depreciation of airframes identified for early retirement.

Comparative Operating Statistics

The following tables set forth our operating statistics for the three-month periods indicated:

	Three Months Ended June 30,			Percent Change (1)
	2026	2025		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	5,753,539	5,127,025		12.2%
Available seat miles (ASMs) (thousands)	6,406,325	5,799,409		10.5
Airline operating expense per ASM (CASM) (cents)	13.89 ¢	10.79	¢	28.7
Airline operating CASM, excluding fuel, special charges and cargo expenses (cents)	8.19 ¢	7.68	¢	6.6
Departures	42,833	37,314		14.8
Block hours	104,652	88,749		17.9
Average stage length (miles)	905	886		2.1
Average block hours per aircraft per day	7.2	7.7		(6.5)
Full-time equivalent employees at end of period	8,484	5,980		41.9
Fuel gallons consumed (thousands)	74,292	68,452		8.5
ASMs per gallon of fuel	86.2	84.7		1.8
Average fuel cost per gallon	$4.14	$2.42		71.1

Scheduled service statistics:
Passengers	5,616,207		5,077,788		10.6
Revenue passenger miles (RPMs) (thousands)	5,226,070		4,610,321		13.4
Available seat miles (ASMs) (thousands)	6,097,107		5,629,040		8.3
Load factor	85.7%		81.9%		3.8
Departures	37,502		36,056		4.0
Block hours	92,259		85,980		7.3
Average seats per departure	177.0		175.1		1.1
Yield (cents) (2)	8.26	¢	5.75	¢	43.7
Total passenger revenue per ASM (TRASM) (cents)(3)	14.24	¢	11.57	¢	23.1
Average fare - scheduled service(4)	$76.90		$52.20		47.3
Average fare - air-related charges(4)	$69.55		$69.49		0.1
Average fare - third party products	$8.15		$6.63		22.9
Average fare - total	$154.60		$128.32		20.5
Average stage length (miles)	914		891		2.6
Fuel gallons consumed (thousands)	70,655		66,419		6.4
Average fuel cost per gallon	$4.15		$2.43		70.8

	Three Months Ended June 30, 2026
	Allegiant Air	Sun Country
AIRLINE OPERATING STATISTICS (BY SEGMENT)
Total system statistics:
Passengers	5,073,414	680,125
Available seat miles (ASMs) (thousands)	5,406,461	999,864
Departures	34,733	8,100
Scheduled service statistics:		.
Revenue passenger miles (RPMs) (thousands)	4,538,749	687,322
Available seat miles (ASMs) (thousands)	5,281,688	815,419
Block hours	80,881	11,378
Fuel cost per gallon, excluding indirect fuel credits	$4.19	$3.87

(1)Except load factor during period, which is presented as a percentage point change.
(2)Defined as scheduled service revenue divided by revenue passenger miles.
(3)Various components of this measure do not have a direct correlation to ASMs. This measure is provided on a per ASM basis so as to facilitate comparison with airlines reporting revenues on a per ASM basis.
(4)Reflects division of passenger revenue between scheduled service (base fare) and air-related charges in our booking path.

The following tables set forth our operating statistics for the six-month periods indicated:

	Six Months Ended June 30,		Percent Change (1)
	2026	2025	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	10,182,002	9,578,331	6.3%
Available seat miles (ASMs) (thousands)	11,536,867	11,250,993	2.5
Airline operating expense per ASM (CASM) (cents)	13.37 ¢	10.96 ¢	22.0
Airline operating CASM, excluding fuel, special charges and cargo (cents)	8.40 ¢	7.87 ¢	6.7
Departures	74,403	70,549	5.5
Block hours	183,475	172,620	6.3
Average stage length (miles)	906	909	(0.3)
Average block hours per aircraft per day	7.2	7.6	(5.3)
Full-time equivalent employees at end of period	8,484	5,980	41.9
Fuel gallons consumed (thousands)	133,492	132,089	1.1
ASMs per gallon of fuel	86.4	85.2	1.4
Average fuel cost per gallon	$3.65	$2.51	45.4

Scheduled service statistics:
Passengers	10,014,314		9,498,599		5.4
Revenue passenger miles (RPMs) (thousands)	9,436,965		8,881,650		6.3
Available seat miles (ASMs) (thousands)	11,088,667		10,934,232		1.4
Load factor	85.1%		81.2%		3.9
Departures	67,974		68,189		(0.3)
Block hours	168,756		167,394		0.8
Average seats per departure	176.6		175.0		0.9
Yield (cents) (2)	8.38	¢	6.38	¢	31.3
Total passenger revenue per ASM (TRASM) (cents)(3)	14.27	¢	11.92	¢	19.7
Average fare - scheduled service(4)	$78.99		$59.64		32.4
Average fare - air-related charges(4)	$70.22		$70.34		(0.2)
Average fare - third party products	$8.80		$7.25		21.4
Average fare - total	$158.01		$137.23		15.1
Average stage length (miles)	920		914		0.7
Fuel gallons consumed (thousands)	128,197		128,245		—
Average fuel cost per gallon	$3.65		$2.52		44.8

	Six Months Ended June 30, 2026
	Allegiant Air	Sun Country
AIRLINE OPERATING STATISTICS (BY SEGMENT)
Total system statistics:
Passengers	9,501,877	680,125
Available seat miles (ASMs) (thousands)	10,537,003	999,864
Departures	66,303	8,100
Scheduled service statistics:		.
Revenue passenger miles (RPMs) (thousands)	8,749,644	687,322
Available seat miles (ASMs) (thousands)	10,273,248	815,419
Block hours	157,378	11,378
Fuel cost per gallon, excluding indirect fuel credits	$3.63	$3.87

(1)Except load factor during period, which is presented as a percentage point change.
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

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $1.1 billion as of June 30, 2026, from $0.8 billion at December 31, 2025. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of June 30, 2026, we had $250.0 million of undrawn capacity under revolving credit facilities and $177.0 million under prearranged aircraft financing facilities.

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

Our operating cash flows and long-term debt borrowings have allowed us to invest in our fleet renewal. Future capital needs are primarily for the acquisition of additional aircraft, including our existing aircraft commitments, as well as investments related to the integration and ongoing operations of Sun Country following the acquisition.

Our share repurchase authority at June 30, 2026 is $64.7 million. We did not repurchase any shares on the open market during the first six months of 2026. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

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

Debt

Our debt and finance lease obligations balance, before reduction for related issuance costs, was $2.8 billion as of June 30, 2026, compared to $1.8 billion as of December 31, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) totaled $1.7 billion as of June 30, 2026, representing an increase of $749.4 million from December 31, 2025. The increase in debt was attributable to the acquisition of Sun Country, which contributed $546.8 million of the increase in balance sheet debt, and to $895.2 million of new borrowings which were offset by principal repayments of $451.8 million and debt issuance costs. Sun Country's debt structure assumed in the acquisition consisted primarily of finance lease obligations, enhanced equipment trust certificates, and term loan borrowings.

During the six months ended June 30, 2026, we borrowed $895.2 million, including the issuance of $650.0 million aggregate principal amount of Senior Secured Notes due 2031. The borrowings during the period also included $245.2 million of debt which was secured by aircraft and aircraft related assets. A portion of the proceeds from the Senior Secured Notes due 2031 was used to refinance our Senior Secured Notes due 2027. During the period, we made principal payments of $475.4 million, including the repurchase of approximately $377.5 million aggregate principal amount of our Senior Secured Notes due 2027 in a tender offer and a $13.8 million prepayment under our PDP financing facility. In connection with the acquisition of Sun Country, we assumed approximately $570.3 million of debt and finance lease obligations.

As of June 30, 2026, approximately 66.9 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities

During the six months ended June 30, 2026, and 2025, we generated cash flows from operations of $314.1 million and $283.6 million respectively.

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

Fuel. With the recent fuel price increases, fuel is our largest expense. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. During the six months ended June 30, 2026, Allegiant Air decreased our year over year flying capacity by 6.3 percent, which led to a 7.2 percent decrease in fuel gallons consumed when compared to the same period in 2025. However, this decrease was offset by a 44.6 percent increase in average fuel cost per gallon for Allegiant Air over the same period in 2025, stemming from the Iranian conflict beginning on February 28, 2026. We expect to continue to see material increases in fuel costs while these circumstances persist.

Salaries and Benefits. Salaries and benefits expense represents our second largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period that they are incurred with the exception of our pilot retention bonus, which we expect will be paid to all pilots no later than fourth quarter 2026 as a new collective bargaining agreement was ratified in July 2026. For the quarters ended June 30, 2026 and 2025, we recognized, within the accrued liabilities line item in our balance sheet, approximately $17.0 million and $23.8 million, respectively, of expense related to the pilot retention bonus, including related payroll taxes.

Investing Activities

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During the six months ended June 30, 2026, we had $161.1 million of net investment maturities (net cash inflows) compared to $90.0 million of net investment purchases (net cash outflows) during the same period in 2025.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2026 and 2025 were $386.0 million and $186.9 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During the six months ended June 30, 2026, we took delivery of four aircraft and made pre-delivery payments on certain of the remaining 30 aircraft under firm commitment.

Acquisition of Sun Country. We paid cash consideration of $167.1 million to acquire Sun Country, which is net of $139.9 million cash acquired.

Financing Activities

Long-Term Debt and Finance Leases. Cash provided by financing activities for the six months ended June 30, 2026 was $411.1 million, which was net of $22.8 million used by Sun Country during the stub period, compared to $116.2 million used for financing activities of legacy Allegiant only during the same period in 2025. During the six months ended June 30, 2026, we received proceeds of $895.2 million from our Senior Secured Notes due 2031 and other borrowings secured by aircraft and made principal payments of $474.4 million on our debt and finance lease obligations. During the six months ended June 30, 2025, we made $432.6 million of principal repayments on our debt and finance leases, largely related to prepayments of the Sunseeker construction loan and a PDP financing facility, and received proceeds from the issuance of aircraft financing debt totalling $323.8 million.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future airline operations, revenue, expenses and earnings, available seat mile growth, expected capital expenditures, the cost of fuel, the timing of aircraft acquisitions and retirements, the number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, estimated tax rate, as well as other information concerning future results of operations, business strategies, financing plans, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," “guidance,” "anticipate," "intend," "plan," "estimate", “project”, “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, regulatory reviews of, and production limits on, Boeing impacting our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed in connection with our fleet and network, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of the possible loss of key personnel, economic and other conditions in markets in which we operate, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results, the perceived acceptability of our environmental, social and governance efforts, the risk that the combined company after the Sun Country acquisition will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Sun Country acquisition or that any of the foregoing may take longer to realize or be more costly to achieve than expected, the diversion of management's attention and time from ongoing business operations and opportunities to integration matters, the risk that the integration of Sun Country's operations will be materially delayed or will be more costly or difficult than expected or that Allegiant is otherwise unable to successfully integrate Sun Country's businesses into its businesses, and reputational risk and potential adverse reactions of Allegiant's or Sun Country's customers, suppliers, employees, labor unions or other business partners, including those resulting from the completion of the Sun Country acquisition and the integration of the companies.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, there were no material changes to our critical accounting estimates during the six months ended June 30, 2026. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2025 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

Business Combination Accounting

To record the value of assets acquired and liabilities assumed as a result of our acquisition of Sun Country on May 13, 2026, we have performed a purchase price allocation utilizing the best information available to management. The purchase price allocation is provisional and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed, with any adjustments to the purchase price allocation to be made as soon as practicable but no later than May 13, 2027. Business combination accounting requires management to make assumptions and apply judgment. The fair values of the assets and liabilities acquired were determined using a market basis, relief from royalty, or multi-period excess earnings approach. Key assumptions include, but are not limited to, selecting discount rates and valuation methodologies. These estimates and assumptions are subjective.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2026 represented 31.0 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the six months ended June 30, 2026, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $48.7 million. We do not hedge fuel price risk.

Interest Rates

As of June 30, 2026, we had $930.1 million of variable-rate debt, including current maturities, and without reduction for $11.3 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $2.2 million for the six months ended June 30, 2026.

Item 4. Controls and Procedures

As of June 30, 2026, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there were no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 13, 2026, the Company acquired Sun Country Airlines Holdings, Inc. (see Note 2 to the consolidated financial statements). As permitted by Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management intends to exclude Sun Country from its annual evaluation of internal control over financial reporting as of December 31, 2026. We are implementing internal controls over significant processes specific to the acquisition that we believe are appropriate in consideration of related integration of operations, systems, control activities, and accounting for the merger and merger-related transactions. As of the date of this report, we are in the process of further integrating the acquired Sun Country operations into our overall internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission on February 26, 2026 other than the following additional risk factors resulting from our acquisition of Sun Country.

Our cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the ATSA, could have a material adverse effect on our business, results of operations and prospects.

Cargo revenue under the ATSA represented approximately 16.4 percent of Sun Country’s total operating revenues for the stub period, and this cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the ATSA. The ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our cargo business would decline if Amazon’s use of our cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers. A decline in our cargo business would materially adversely affect our business, results of operations, and prospects.

In addition, the profitability of the ATSA is dependent on our ability to manage and accurately predict costs. Our projections of operating costs, crew productivity and maintenance expenses contain key assumptions, including flight hours, aircraft reliability, crew member productivity, compensation and benefits and maintenance costs. If actual costs are higher than projected or aircraft reliability is less than expected, or aircraft become damaged and are out of revenue service for repair, the profitability of the ATSA and future operating results may be negatively impacted. We rely on flight crews that are unionized. If our costs are increased under collective bargaining agreements and we cannot recover such increases under the ATSA, our operating results would be negatively impacted, in which case, it may be necessary for us to commit fewer resources to the Sun Country scheduled or charter service, which could limit our expected growth in those areas.

Performance under the ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots, crew and other personnel necessary to support our cargo services, which can be impacted by industry-wide staffing shortages; interruptions in the operations under the ATSA as a result of unexpected or unforeseen events, whether as a result of factors within our control or outside of our control; and the level of operations and results of operations, including margins, under the ATSA being less than our current expectations and projections. The ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds and there are monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period-to-period depending on the achievement of monthly incentives or the imposition of penalties. We do not currently meet the reliability standards to avoid penalties under the ATSA. Further, we could be found in default of the ATSA if we do not maintain certain minimum thresholds over a period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide. Amazon may also terminate the ATSA for convenience, subject to certain notice requirements and payment of a termination fee. The ATSA is also subject to two, two-year extension options, which Amazon may choose not to exercise.

To the extent our volume of flying for Amazon decreases or costs associated with our cargo business increase, or if the ATSA is terminated for any reason, our business, results of operations and prospects could be materially and adversely affected.

The Sun Country business is significantly tied to and consolidated in its main hub in Minneapolis-St. Paul (MSP), and any decrease in traffic in this hub could have a material adverse effect on our business, results of operations and brand.

The Sun Country airline service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP as approximately 93% of Sun Country’s 2025 scheduled service capacity, as measured by ASMs, had MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If we were to experience increased competition from LCCs or ULCCs, or increased competition on low-fare products from Delta Air Lines or another legacy network airline in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.

Our business would also be negatively impacted by any circumstances causing a reduction in demand for air transportation in the Minneapolis area, such as adverse changes in local economic conditions, local regulations and/or mandates, health concerns, adverse weather conditions, negative public perception of Minneapolis, riots, social unrest, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.

We currently operate out of Terminal 2 at MSP. Our access to use our existing gates and other facilities in Terminal 2 is not guaranteed. We cannot assure you that our continued use of our facilities at MSP will be on acceptable terms with respect to operations and cost of operations, or at all, or that our ongoing use of these facilities will not include increased fees.

Political and economic instability in the international markets Sun Country operates as well as income and other taxes could negatively affect our business and operating results due to our international operations.

Some of Sun Country’s existing and targeted growth international markets include countries with less developed economies, legal systems, financial markets and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of charges by governments, as well as health and safety concerns. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

Due to operating in multiple jurisdictions we may also become subject to a wide range of income and other taxes. Further, any changes in tax laws in any of the jurisdictions in which we are subject to tax, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income could materially affect our tax obligations.

Our ability to use Sun Country's net operating loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited as a result of previous ownership changes, this acquisition or taxable income failing to reach sufficient levels.

As of the acquisition closing date, Sun Country recognized an estimated $77.8 million federal net operating loss carryforwards (“NOLs”) which may be carried forward indefinitely, and an estimated $4.0 million of state NOLs which begin to expire in 2033.

Our ability to realize the benefit of these federal and state net operating loss will be impacted by the limitation imposed by Section 382 of the Internal Revenue Code (the “Code”). As a result of our acquisition of Sun Country, Sun Country has experienced an “ownership change” as defined by Section 382 which imposes an annual limitation on the amount of the pre-ownership change NOLs we may utilize. The annual base limitation is determined based on the value of the corporation before the ownership change multiplied by the applicable long-term tax-exempt rate and may be increased or decreased by Sun Country’s built-in-gain or built-in-loss at the time of the ownership change. Any unused annual limitation may be carried over to subsequent taxable years with certain limitations.

A section 382 study is in progress but based on the initial assessment, we do not believe the Section 382 limitations will significantly impact our ability to utilize these NOLs in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during second quarter 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
April	9,235	$82.99	None
May	62,112	$75.24	None
June	23	$117.60	None
Total	71,370	$76.25	—	$64,694

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Certain of the following exhibits have been filed with the Securities and Exchange Commission and are incorporated by reference from the documents below. Certain others are filed with this Form 10-Q. The exhibits are numbered in accordance with Item 601 of Regulation S-K.

Exhibit No.	Exhibit Description	Form	Date of First Filing	Exhibit No.
3.1	Articles of Incorporation of Allegiant Travel Company	S-1/A	July 6, 2006	3.1
3.2	Bylaws of Allegiant Travel Company as amended effective as of May 13, 2026	8-K	May 13, 2026	3.1
4.1(1)	Pass Through Trust Agreement, dated as of December 9, 2019, between Sun Country Inc. and Wilmington Trust, National Association, as trustee	S-1	February 8, 2021	4.1
4.2(1)	Form of Pass Through Trust Certificate, Series 2019-1A	S-1	February 8, 2021	4.2
4.3(1)	Form of Pass Through Trust Certificate, Series 2019-1B	S-1	February 8, 2021	4.3
4.4(1)	Form of Pass Through Trust Certificate, Series 2019-1C	S-1	February 8, 2021	4.4
4.5(1)	Intercreditor Agreement, dated as of December 9, 2019, among Wilmington Trust, National Association, as trustee of the Sun Country Pass Through Trusts, Series 2019-1, and as subordination agent	S-1	February 8, 2021	4.5
4.6(1)	Trust Supplement No. 2022-1A, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019	8-K	April 5, 2022	4.1
4.7(1)	Trust Supplement No. 2022-1B, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019	8-K	April 5, 2022	4.2
4.8(1)	Intercreditor Agreement, dated as of March 29, 2022, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent	8-K	April 5, 2022	4.3
4.9(1)	Note Purchase Agreement, dated as of March 29, 2022, among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent	8-K	April 5, 2022	4.4
4.10(1)	Form of Participation Agreement (Participation Agreement between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, subordination agent under the Intercreditor Agreement and pass through trustee under the pass through trusts) (Exhibit B to Note Purchase Agreement)	8-K	April 5, 2022	4.4
4.11(1)	Form of Indenture (Trust Indenture and Mortgage between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee) (Exhibit C to Note Purchase Agreement)	8-K	April 5, 2022	4.4
4.12(1)	Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1A	8-K	April 5, 2022	4.1
4.13(1)	Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1B	8-K	April 5, 2022	4.2
4.14(1)(2)	First Amendment to Trust Indenture and Mortgage, dated as of December 30, 2024, by and between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee	10-K	February 12, 2025	4.15
4.15(1)(2)	First Amendment to Participation Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as subordination agent, Wilmington Trust, National Association, as mortgagee, and Wilmington Trust, National Association, in its individual capacity as set forth therein	10-K	February 12, 2025	4.16
4.16(1)(2)	Amendment to Intercreditor Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, not in its individual capacity but solely as trustee under the Sun Country Pass Through Trust 2019-1A, trustee under the Sun Country Pass Through Trust 2019-1B, and trustee under the Sun Country Pass Through Trust 2019-1C(R), and Wilmington Trust, National Association, not in its individual capacity except as expressly set forth therein but solely as subordination agent	10-K	February 12, 2025	4.17
4.17	Indenture, dated as of June 24, 2026, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 7.125% Senior Secured Notes due 2031	8-K	June 29, 2026	4.1
4.18	Form of 7.125% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.17)	8-K	June 29, 2026	4.1

4.20	First Supplemental Indenture, dated as of June 24, 2026, by and among Allegiant Travel Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the 7.250% Senior Secured Notes due 2027	8-K	June 29, 2026	4.3
10.1(1)	Amended and Restated Airline Operating Agreement and Terminal Building Lease, Minneapolis-St. Paul International Airport, between Metropolitan Airports Commission and MN Airlines, LLC d/b/a Sun Country Airlines, effective January 1, 2019	S-1	February 8, 2021	10.9
10.2(1)	Headquarters Facility Lease Agreement, dated as of February 19, 2019, by and between the Metropolitan Airports Commission and MN Airlines, LLC dba Sun Country Airlines	S-1	February 8, 2021	10.13
10.3(1)	Trust Agreement of SCA-1 Intermediate Aircraft Holding Trust, dated as of September 25, 2018, by and among SCA-1 Intermediate Charitable Trust and Wilmington Trust Company	S-1	February 8, 2021	10.36
10.4(1)	SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan, dated as of July 1, 2019	S-1	February 8, 2021	10.40
10.5(1)	Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	March 17, 2021	4.2
10.6(1)	Form of Option Award Agreement	S-1	February 8, 2021	10.42
10.7(1)	Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	10-K	February 14, 2024	10.43
10.8(1)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	10-Q	May 7, 2024	10.1
10.9(1)(2)	Amended and Restated Air Transportation Services Agreement, dated as of June 18, 2024, by and between Sun Country, Inc. and Amazon.com Services LLC	8-K	June 20, 2024	10.1
10.10(1)	Loan Agreement, dated as of September 26, 2025, among Sun Country, Inc., UMB Bank, National Association, and the Lenders	8-K	October 1, 2025	10.1
10.11(1)	Mortgage and Security Agreement, dated as of September 26, 2025, between Sun Country, Inc. and UMB Bank, National Association	8-K	October 1, 2025	10.2
10.12	Advisory Services Agreement dated as of April 8, 2026 by and between Jude Bricker and the Company.	8-K	May 13, 2026	10.1
10.13	Amendment No. 1 to the Sun Country 2021 Omnibus Incentive Plan	S-8	May 13, 2026	4.3
10.14	Amendment No. 2 dated as of June 25, 2026 to Revolving Credit and Guaranty Agreement dated as of August 17, 2022, by and among Allegiant Travel Company, the guarantors party thereto, Barclays Bank PLC and Deutsche Bank AG New York Branch, as lenders and Barclays Bank PLC, as administrative agent.	8-K	June 29, 2026	10.1
31.1(3)	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2(3)	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32(3)	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101..PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Filed by Sun Country Airlines Holdings, Inc., File Number 001-40217.
(2) Portions of this Exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	August 10, 2026	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer