Form 10-Q
period 2026-09-30
Allegiant Travel CO
filed 2026-11-06
CIK 1362468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or
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

As of October 30, 2026, the registrant had 27,307,455 shares of common stock, $0.001 par value per share, outstanding.

ALLEGIANT TRAVEL COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$339,440	$172,696
Restricted cash	51,435	18,064
Short-term investments	514,756	632,959
Accounts receivable	114,635	57,110
Expendable parts, supplies and fuel, net	59,701	34,431
Short-term lessor maintenance deposits	38,210	—
Prepaid expenses and other current assets	106,275	52,393
TOTAL CURRENT ASSETS	1,224,452	967,653
Property and equipment, net	4,247,489	2,947,536
Long-term investments	10,502	32,823
Goodwill and intangible assets	482,697	—
Deferred major maintenance, net	154,187	148,506
Operating lease right-of-use assets, net	95,285	63,389
Deposits and other assets	132,369	49,494
TOTAL ASSETS:	$6,346,981	$4,209,401
CURRENT LIABILITIES
Accounts payable	$148,248	$64,506
Accrued liabilities	228,490	186,019
Accrued pilot retention bonus	—	235,887
Current operating lease liabilities	13,620	10,936
Air traffic liability	632,484	363,328
Current loyalty program liability	53,340	39,711
Current maturities of long-term debt and finance lease obligations, net of related costs	371,542	118,075
TOTAL CURRENT LIABILITIES	1,447,724	1,018,462
Long-term debt and finance lease obligations, net of current maturities and related costs	2,566,532	1,681,541
Deferred income taxes	407,352	305,416
Noncurrent operating lease liabilities	54,610	54,170
Noncurrent loyalty program liability	44,581	37,921
Other noncurrent liabilities	61,161	59,214
TOTAL LIABILITIES:	4,581,960	3,156,724
SHAREHOLDERS' EQUITY
Common stock, par value $0.001	35	26
Treasury shares	(684,258)	(682,511)
Additional paid in capital	1,460,309	771,967
Accumulated other comprehensive income, net	7,944	4,644
Retained earnings	980,991	958,551
TOTAL EQUITY:	1,765,021	1,052,677
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:	$6,346,981	$4,209,401

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Passenger	$777,448	$494,144	$2,271,739	$1,728,802
Third party products	44,616	39,397	132,709	108,249
Fixed fee contracts	83,646	18,852	147,491	52,123
Cargo	52,393	—	79,978	—
Other	3,456	9,539	5,564	61,216
Total operating revenues	961,559	561,932	2,637,481	1,950,390
OPERATING EXPENSES:
Aircraft fuel	293,575	151,254	781,485	483,339
Salaries and benefits	287,387	196,394	755,790	641,935
Station operations	113,986	71,390	286,020	220,143
Depreciation and amortization	81,172	58,952	209,806	190,782
Maintenance and repairs	59,784	39,908	144,253	111,141
Sales and marketing	35,810	23,040	99,205	74,973
Aircraft rent	7,739	11,096	22,215	28,038
Other	52,267	33,615	112,916	109,873
Special charges, net of recoveries	19,084	3,473	112,818	119,842
Total operating expenses	950,804	589,122	2,524,508	1,980,066
OPERATING INCOME (LOSS)	10,755	(27,190)	112,973	(29,676)
OTHER (INCOME) EXPENSES:
Interest income	(9,673)	(10,108)	(27,226)	(32,402)
Interest expense	46,555	38,116	115,856	114,656
Capitalized interest	(6,189)	(3,166)	(15,417)	(14,216)
Other, net	112	122	(994)	1,064
Total other expenses	30,805	24,964	72,219	69,102
INCOME (LOSS) BEFORE INCOME TAXES	(20,050)	(52,154)	40,754	(98,778)
INCOME TAX PROVISION (BENEFIT)	(4,872)	(8,580)	18,314	(22,140)
NET INCOME (LOSS)	$(15,178)	$(43,574)	$22,440	$(76,638)
Earnings (loss) per share to common shareholders:
Basic	$(0.56)	$(2.41)	$0.97	$(4.26)
Diluted	$(0.56)	$(2.41)	$0.97	$(4.26)
Shares used for computation:
Basic	26,990	18,050	22,715	18,010
Diluted	26,990	18,050	22,872	18,010

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(15,178)	$(43,574)	$22,440	$(76,638)
Other comprehensive income:
Change in available-for-sale securities, net of tax	1,203	1,470	3,300	965
TOTAL COMPREHENSIVE INCOME (LOSS)	$(13,975)	$(42,104)	$25,740	$(75,673)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2026	27,341	$35	$1,456,769	$6,741	$996,169	$(682,331)	$1,777,383
Share-based compensation	(4)	—	3,540	—	—	—	3,540
Shares repurchased by the Company and held as treasury shares	(22)	—	—	—	—	(1,927)	(1,927)
Other comprehensive income	—	—	—	1,203	—	—	1,203
Net loss	—	—	—	—	(15,178)	—	(15,178)
Balance at September 30, 2026	27,315	$35	$1,460,309	$7,944	$980,991	$(684,258)	$1,765,021

	Nine Months Ended September 30, 2026
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2025	18,378	$26	$771,967	$4,644	$958,551	$(682,511)	$1,052,677
Share-based compensation	355	—	19,283	—	—	—	19,283
Shares repurchased by the Company and held as treasury shares	(94)	—	—	—	—	(7,423)	(7,423)
Stock issued under employee stock purchase plan	75	—	—	—	—	5,676	5,676
Shares issued for acquisition	8,601	9	669,059	—	—	—	669,068
Other comprehensive income	—	—	—	3,300	—	—	3,300
Net income	—	—	—	—	22,440	—	22,440
Balance at September 30, 2026	27,315	$35	$1,460,309	$7,944	$980,991	$(684,258)	$1,765,021

	Three Months Ended September 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at June 30, 2025	18,351	$26	$766,902	$3,444	$970,184	$(684,635)	$1,055,921
Share-based compensation	(1)	—	3,024	—	—	—	3,024
Shares repurchased by the Company and held as treasury shares	(26)	—	—	—	—	(1,486)	(1,486)
Other comprehensive income	—	—	—	1,470	—	—	1,470
Net loss	—	—	—	—	(43,574)	—	(43,574)
Balance at September 30, 2025	18,324	$26	$769,926	$4,914	$926,610	$(686,121)	$1,015,355

	Nine Months Ended September 30, 2025
	Common stock outstanding	Par value	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Treasury shares	Total shareholders' equity
Balance at December 31, 2024	18,408	$26	$760,600	$3,949	$1,003,248	$(678,431)	$1,089,392
Share-based compensation	(16)	—	9,326	—	—	—	9,326
Shares repurchased by the Company and held as treasury shares	(180)	—	—	—	—	(12,956)	(12,956)
Stock issued under employee stock purchase plan	112	—	—	—	—	5,266	5,266
Other comprehensive income	—	—	—	965	—	—	965
Net loss	—	—	—	—	(76,638)	—	(76,638)
Balance at September 30, 2025	18,324	$26	$769,926	$4,914	$926,610	$(686,121)	$1,015,355

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANT TRAVEL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$103,180	$277,596

Cash flows from investing activities:
Purchase of investment securities	(443,818)	(715,506)
Proceeds from maturities of investment securities	641,534	597,747
Proceeds from sale of Sunseeker Resort	—	189,936
Proceeds from sale of property and equipment	29,629	50,707
Aircraft pre-delivery deposits	(304,206)	(41,226)
Purchase of property and equipment, including capitalized interest	(219,311)	(292,904)
Acquisition of Sun Country, net of cash acquired	(167,071)	—
Other investing activities	272	1,416
Net cash used in investing activities	(462,971)	(209,830)
Cash flows from financing activities:
Proceeds from the issuance of debt and finance lease obligations	1,143,929	638,926
Repurchase of common stock	(7,423)	(12,956)
Principal payments on debt and finance lease obligations	(562,255)	(647,200)
Debt issuance costs	(19,440)	(11,291)
Other financing activities	5,095	7,266
Net cash provided by (used in) financing activities	559,906	(25,255)
NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	200,115	42,511
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	190,760	302,319
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$390,875	$344,830

CASH PAYMENTS FOR:
Interest paid, net of amount capitalized	$85,660	$98,684
Income tax refunds	(358)	(14,930)
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Right-of-use (ROU) assets acquired	$32,967	$2,879
Purchases of property and equipment in accrued liabilities and other	21,817	35,953
Shares issued for acquisition of Sun Country	669,068	—

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results for the entire year due to the seasonal nature of leisure travel, the volatility of aircraft fuel prices, other macroeconomic factors, as well as the acquisition of Sun Country during the second quarter of 2026.

Significant Accounting Policies

In connection with the acquisition of Sun Country on May 13, 2026, the Company adopted certain accounting policies related to Sun Country's business, which are described below. Except for the adoption of these policies, there have been no material changes to the Company's significant accounting policies described in Note 2 to the audited financial statements included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2025.

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

The ATSA with Amazon consists of three main components of consideration: a fixed amount is received per aircraft, per flight, and per block hour each month. The ATSA contains a Service Level Agreement ("SLA") which provides for penalties for certain delays and cancellations. The SLA can result in a bonus or penalty for each month depending on the Company's performance. Each reporting period, the Company updates its estimate of variable consideration over the contract term and treats the adjustment as an adjustment to the total transaction price. When updating the estimate, the Company considers whether there are any changes in expected usage, performance-based bonuses or penalties, and changes in reimbursable costs. The transaction price is allocated to the performance obligations based on their relative standalone selling price.

In connection with the ATSA, Sun Country issued warrants to Amazon which allowed for the purchase of Sun Country's common stock. On the Sun Country acquisition date, all of these warrants vested pursuant to the warrant agreement and were exercised on a net settlement basis into Sun Country shares, for which the Company paid merger consideration to Amazon. In connection with these warrants, the Company recorded a contract asset in the opening post-acquisition balance sheet. This contract asset is amortized against cargo revenue over the remaining term of the ATSA through a reduction to the transaction price for Flight Services.

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

The Company made certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the estimated cost of such maintenance events, the date the aircraft is due to be returned to the lessor, and the estimated number of flight hours and cycles the aircraft is expected to fly before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis. As of September 30, 2026, all maintenance deposits recorded in the consolidated balance sheet as of September 30, 2026, which include $38.2 million of short-term deposits and $18.3 million of noncurrent deposits included in deposits and other assets, are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.

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

Other intangible assets with finite lives are amortized over an estimated useful life. The estimated useful lives for the customer relationships and trade name acquired from Sun Country are two years.

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

The Company has not identified any events triggering goodwill impairment during the nine months ended September 30, 2026.

Refer to Note 2 for further discussion on the Sun Country acquisition, including certain impacts on the Company's Consolidated Financial Statements.

Note 2 — Acquisition of Sun Country

On May 13, 2026, the Company acquired all of the issued and outstanding shares of capital stock of Sun Country, for total purchase consideration of approximately $976.0 million. This acquisition, which was accounted for as a business combination, is intended to further the Company’s ambition to be a leading leisure-focused U.S. airline, expanding service to more markets across the United States, as well as international destinations, and providing more people with access to affordable, convenient air travel. Information regarding the purchase accounting applied is as follows:

Purchase Consideration

At the effective time of the acquisition, each outstanding share of Sun Country common stock, par value $0.01 per share, was converted into the right to receive $4.10 in cash, without interest, and 0.1557 shares of Allegiant common stock, par value $0.001 per share. Certain outstanding Sun Country equity awards were replaced or accelerated in connection with the acquisition. In addition, purchase consideration included certain change in control payments, including the settlement of warrants issued to Amazon and a tax receivable agreement with pre-IPO shareholders of Sun Country.

The total purchase consideration was as follows:

(in thousands)	May 13, 2026
Purchase consideration
Cash	$223,431
Shares	634,788
Add: Pre-combination value of replaced and accelerated equity awards	21,173
Add: Consideration paid with respect to Amazon warrants	16,185
Add: Termination payment under Tax Receivable Agreement	80,461
Total purchase consideration	$976,038

Preliminary Purchase Price Allocation

The excess of the purchase price over identifiable intangible assets and net tangible assets was allocated to goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of closing balance items as well as valuation analyses pertaining to assets acquired and liabilities assumed. During the measurement period, which may not exceed one year from the acquisition date in accordance with Accounting Standards Codification 805, Business Combinations, the Company may record adjustments to the preliminary fair values of assets acquired and liabilities assumed. The Company has recorded certain immaterial measurement period adjustments during the three months ended September 30, 2026, with corresponding adjustments to goodwill. The following table presents the preliminary allocation of the purchase price as of the closing date and as adjusted as of September 30, 2026:

(in thousands)	As of May 13, 2026	As of September 30, 2026
Cash and cash equivalents	$119,618	$119,618
Restricted cash	20,272	20,272
Short-term investments	47,134	47,134
Accounts receivable	77,010	77,010
Short term lessor maintenance deposits	37,268	37,268
Expendable parts, supplies and fuel, net	12,356	12,356
Prepaid expenses and other current assets	23,510	23,510
Property and equipment, net	1,048,057	1,045,228
Goodwill	465,719	465,207
Other intangible assets	21,600	21,600
Long-term investments	4,980	4,980
Operating lease right-of-use assets, net	10,819	10,819
Deposits and other assets	85,322	85,322
Total assets acquired	1,973,665	1,970,324

Accounts payable	97,108	97,108
Accrued liabilities	65,253	65,253
Current operating lease liabilities	3,756	3,756
Air traffic liability	137,306	137,306
Current loyalty program liability	9,495	9,495
Current maturities of long-term debt and finance lease obligations, net of related costs	137,114	137,114
Long-term debt and finance lease obligations, net of current maturities and related costs	433,150	433,150
Deferred income taxes	89,496	86,155
Noncurrent operating lease liabilities	8,725	8,725
Noncurrent loyalty program liability	4,890	4,890
Other noncurrent liabilities	11,334	11,334
Total liabilities assumed	997,627	994,286

Total consideration	$976,038	$976,038

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

The operating results of Sun Country have been included in the Company's consolidated financial statements for the three months ended September 30, 2026 and for the nine months ended September 30, 2026 but only from the acquisition date of May 13, 2026.

Intangible assets

The estimated fair value and weighted average useful life of the Sun Country intangible assets are as follows:

	Fair Value (in thousands)	Weighted Average Useful Life
Trademarks	$13,200	2 Years
Customer Relationships	8,400	2 Years
Total	$21,600

The trademarks represent the right to use the Sun Country trade names currently used in its operations. The Company has determined the trademarks to be finite-lived intangible assets, as the Company plans to phase out the trademarks as Sun Country is integrated into the Allegiant Air network. Customer relationships include the value of relationships acquired under the Sun Country co-brand credit card. The useful life was derived from the time period over which the majority of the cash flows are expected to be generated. These finite-lived intangible assets will be amortized using the straight-line method over their useful lives for the amortization of the associated intangible assets. At and for the period from May 13, 2026 to September 30, 2026, the amortization expense and accumulated amortization of the Company's intangible assets were $4.1 million.

Acquisition-related costs

During the nine months ended September 30, 2026, the Company incurred costs directly attributable to the acquisition of $83.7 million. These costs are presented within the special charges line item within the consolidated statements of operations. Refer to Note 3 for further information on special charges.

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

The Company granted 268,627 converted RSUs with a total fair value of $19.5 million. $3.7 million of the fair value was allocated to purchase consideration as the pre-acquisition value of the RSUs, and $10.4 million of the fair value was recognized as employee separation expense within special charges during the nine months ended September 30, 2026. The remaining unrecognized compensation cost will be recognized as salaries and wages expense through the remaining vesting term. At September 30, 2026, the remaining weighted average term was 1.1 years.

All Sun Country stock options were vested prior to the acquisition. Outstanding Sun Country options were converted to 324,059 Allegiant Travel Company options as provided in the merger agreement. The fair value of the converted stock options was $17.5 million, the entirety of which was recognized as purchase consideration. There have been no exercises of these options as of September 30, 2026. The weighted average exercise price of the outstanding stock options is $32.96 per share.

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

The pro forma information includes adjustments for estimated acquisition-related costs of $92.0 million, which includes acquisition related costs and change in control payments, assumed to have been incurred on January 1, 2025.

	Consolidated Pro Forma Results
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating revenues	$961,559	$817,470	$3,109,550	$2,796,198
Net income	(3,111)	(37,052)	100,850	(104,540)

Note 3 — Special Charges

Allegiant Air and Sun Country

The Company has identified airframes for early retirement to coincide with 737 MAX aircraft deliveries as scheduled under an amendment to the Company's agreement with The Boeing Company signed in September 2023. To date, the Company has retired a total of 19 airframes under this plan. The remaining airframes are to be retired between November 2026 and January 2027. The accelerated depreciation on these airframes resulting from a change in the estimated useful life is recorded as a special charge during the three and nine months ended September 30, 2026 and 2025.

In fourth quarter 2025, the Company committed to a plan to redevelop certain internal-use software to better suit operational needs. As a result, the estimated useful life of the existing internal-use software asset was shortened. The accelerated amortization resulting from the change in estimated useful life was recorded as a special charge during the three and nine months ended September 30, 2026. During third quarter 2026, the Company extended its redevelopment timeline to align with Sun Country software integration milestones and extended the useful life of the software asset beyond its previously shortened useful life and the amortization schedule was adjusted accordingly.

On May 13, 2026, the Company completed its acquisition of Sun Country. During the three and nine months ended September 30, 2026, the Company incurred costs directly related to integration and other transaction costs, which included legal and professional fees, change in control payments, and other employee-related expenses. These costs are presented as special charges in the Company's consolidated statements of income. The Company expects to incur additional acquisition-related costs as the integration continues. The acquisition is more fully discussed in Note 2.

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

In first quarter 2026, the Company recorded an allowance for credit losses related to a note receivable arising from the Company's financing of the purchase of two flight simulators by a third party in 2016 and 2017. The counterparty to the note receivable declared bankruptcy during first quarter 2026, which led the Company to conclude that a credit loss is probable for the full amount outstanding. The Company continues to evaluate the matter, and the allowance may be adjusted as additional information becomes available.

Sunseeker Resort

In second quarter 2025, the Company recorded special charges of $102.2 million related to the sale of Sunseeker Resort at Charlotte Harbor (the "Resort" or "Sunseeker Resort") and the associated Aileron Golf Course. The sale was completed on September 4, 2025. The Resort was also impacted by weather events occurring between 2022 and 2024, with the related costs and insurance recoveries recorded within special charges as incurred. No further insurance recoveries are expected. During the three and nine months ended September 30, 2026, the Company recorded income related to final closing adjustments from the sale of the Resort, which is also included in special charges.

Special Charges Table

The table below summarizes special charges recorded during the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Accelerated depreciation on airframes identified for early retirement	$845	$2,907	$3,498	$6,799
Accelerated amortization of software identified for redevelopment	1,273	—	21,193	—
Integration costs	18,892	—	83,685	—
Organizational restructuring	—	—	—	12,095
Credit loss on note receivable	—	—	7,019	—
Airline special charges	21,010	2,907	115,395	18,894
Sunseeker special charges, net of insurance recoveries	(1,926)	566	(2,577)	100,948
Total special charges	$19,084	$3,473	$112,818	$119,842

Note 4 — Revenue Recognition

Passenger Revenue

Passenger revenue is the most significant category in the Company's reported operating revenues, as outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Scheduled service	$387,182	$177,194	$1,136,942	$707,771
Ancillary air-related charges	372,776	295,548	1,075,965	963,700
Loyalty redemptions	17,490	21,402	58,832	57,331
Total passenger revenue	$777,448	$494,144	$2,271,739	$1,728,802

Sales of passenger tickets not yet flown are recorded in air traffic liability. As of September 30, 2026, the air traffic liability balance was $632.5 million, of which approximately $587.7 million was related to forward bookings, with the remaining $44.8 million related to credit vouchers for future travel.

The normal contract term of passenger tickets is 12 months and passenger revenue associated with future travel will principally be recognized within this time frame. Of the $363.3 million that was recorded in the air traffic liability balance as of December 31, 2025, substantially all was recognized into passenger revenue during the nine months ended September 30, 2026. The amount recognized in 2026 from the prior year-end air traffic liability balance does not include Sun Country passenger revenue as air traffic liability attributable to Sun Country was not included in the Company's prior year-end balance.

The Company periodically evaluates the estimated amount of credit vouchers expected to expire unused and any adjustment is removed from air traffic liability and included in passenger revenue in the period in which the evaluation is complete.

Contract Assets

The Company's contract assets primarily relate to unamortized costs incurred by Sun Country to prepare the Amazon cargo aircraft for service, as well as the value of the Amazon warrants that is amortized against cargo revenue over the remaining term of the ATSA. The balances as of September 30, 2026, which are approximately $33.1 million, are included in prepaid expenses and other current assets and deposits and other assets on the Condensed Consolidated Balance Sheet.
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

The following table presents the activity of the co-brand credit cards and the loyalty programs as of the dates indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at January 1	$77,632	$80,711
Points acquired from Sun Country as of May 13	14,385	—
Points awarded (deferral of revenue)(1)	65,312	58,560
Points redeemed (recognition of revenue)(1)(2)	(59,408)	(57,280)
Balance at September 30(3)	$97,921	$81,991
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

In October 2026, the Company entered into an addendum to the Affinity Agreement (the “Agreement”) with Bank of America, N.A. The Agreement extends the term through 2036 and modifies certain other terms. The Company will continue to allocate consideration received under the Agreement to the separately identifiable performance obligations using the estimated selling price allocation methodology described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K.

Third Party Products Revenue

Third party products revenue primarily includes revenue associated with Allegiant and Sun Country's loyalty programs, which is comprised of the marketing component of point sales to the co-brand credit card provider and other marketing related payments. Third party products revenue totaled $78.7 million and $60.3 million for the nine months ended September 30, 2026 and 2025, respectively. The accounting and recognition of marketing services related to Allegiant's loyalty program are discussed in the Summary of Significant Accounting Policies in the Company's annual 10-K filing. The remaining amounts included within third party products revenue relate mostly to sales of travel insurance, hotel rooms, rental cars and ticket attractions.

Resort Revenue

The sale of Sunseeker Resort was completed on September 4, 2025. As such, only the revenues during the three and nine months ended September 30, 2025 are presented in the table below:

(in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Rooms	$4,009	$28,172
Food and beverage	3,553	21,280
Other	1,796	11,228
Total resort revenue	$9,358	$60,680

Revenue from banquets, golf, retail, and spa services was included in other resort revenue. Resort revenue was recognized as the underlying services or goods were provided, with minimal timing differences between service delivery and payment.

Note 5 — Property and Equipment

The following table summarizes the Company's property and equipment as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Flight equipment	$4,939,645	$3,584,212
Computer hardware and software	372,925	339,441
Land and buildings/leasehold improvements	101,004	83,304
Other property and equipment	154,090	118,894
Total property and equipment	5,567,664	4,125,851
Less accumulated depreciation and amortization	(1,320,175)	(1,178,315)
Property and equipment, net	$4,247,489	$2,947,536

As of September 30, 2026, the Company had firm commitments to purchase 29 aircraft which are expected to be delivered between 2026 and 2028. Subsequent to that date, the Company exercised options to purchase an additional six Boeing 737 MAX aircraft, bringing the total firm commitments to 34 aircraft as of October 30, 2026. These additional aircraft are scheduled for delivery in 2028.

Note 6 — Long-Term Debt

The following table summarizes the Company's long-term debt and finance lease obligations, net of related costs, as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Fixed-rate debt and finance lease obligations due through 2032	$1,801,078	$1,062,935
Variable-rate debt due through 2038	1,136,996	736,681
Total long-term debt and finance lease obligations, net of related costs	2,938,074	1,799,616
Less current maturities, net of related costs	371,542	118,075
Long-term debt and finance lease obligations, net of current maturities and related costs	$2,566,532	$1,681,541

Weighted average fixed-interest rate on debt	5.7%	6.7%
Weighted average variable-interest rate on debt	5.9%	5.9%

				Interest Rate(s) Per Annum at			Balance as of
(dollars in thousands)	Maturity dates			September 30, 2026			September 30, 2026	December 31, 2025
Senior secured notes	2031			7.13%			$650,000	$403,009
Consolidated variable interest entities	2028	-	2031	2.92%	-	5.19%	105,117	95,111
Revolving credit facilities	2028	-	2030	N/A			—	—
Debt secured by aircraft, engines, other equipment and real estate	2027	-	2038	1.87%	-	8.05%	1,399,286	915,084
Finance leases	2026	-	2032	4.44%	-	7.03%	635,872	403,060
Enhanced equipment trust certificates	2027	-	2031	4.13%	-	7.10%	180,505	—
Total debt and finance lease obligations							$2,970,780	$1,816,264
Related costs							(32,706)	(16,648)
Total debt and finance lease obligations, net of related costs							$2,938,074	$1,799,616

Maturities of long-term debt and finance lease obligations as of September 30, 2026, for the next five years and thereafter, in the aggregate, are:

(in thousands)	As of September 30, 2026
Remaining in 2026	$113,361
2027	363,519
2028	293,084
2029	372,174
2030	277,643
2031	840,555
Thereafter	677,738
Total debt and finance lease obligations, net of related costs	$2,938,074

Senior Secured Notes

During third quarter 2026, the Company redeemed the remaining $25.5 million aggregate principal amount of the Senior Secured Notes due 2027 (the "2027 Notes") through a tender offer and a notice of redemption. As a result, the 2027 Notes were fully repaid as of September 30, 2026.

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

Revolving Credit Facilities

In March 2021, the Company entered into a revolving credit facility, which, as amended to date, entitles it to borrow up to $100.0 million. In April 2025, the agreement was amended to extend the maturity date to April 2028. The borrowing ability under the facility is based on the value of the aircraft and engines placed into the collateral pool. Amounts drawn under the facility will bear interest at a floating rate based on SOFR. As of September 30, 2026, the facility remains undrawn.

In August 2022, the Company entered into a credit agreement that provided a senior secured revolving loan facility of $75.0 million, with an original term of 57 months. The facility is secured by the same collateral that secures the Company's 2031 Senior Secured Notes, and borrowings under the facility will bear interest at a floating rate based on SOFR. In December 2025, the Company amended the revolving loan facility to increase the total commitment to $150.0 million and extend the maturity date to December 5, 2030. As of September 30, 2026, the facility remains undrawn.

Debt Secured by Aircraft

In April 2026, the Company entered into credit agreements with a borrowing capacity of up to $176.0 million, to be secured by new aircraft upon delivery. During the three months ended September 30, 2026, the Company borrowed the remaining $132.0 million available under the agreements, resulting in the facility being fully drawn. The loans bear interest at a variable rate based on three-month SOFR and are payable in quarterly installments over a term of 10 years.

In May 2026, the Company entered into a credit agreement with a borrowing capacity of up to $85.6 million to be secured by certain unencumbered aircraft in the Company's fleet and new aircraft upon delivery. During the three months ended September 30, 2026, the Company borrowed the remaining undrawn amount of $45.0 million, resulting in the facility being fully drawn. The borrowing bears interest at a variable rate based on three-month SOFR and is payable in quarterly installments over a term of 12 years.

In July 2026, the Company entered into a credit agreement with a borrowing capacity of up to $177.5 million secured by certain unencumbered aircraft. The loans under this facility bear interest at a fixed rate and are payable in quarterly installments over a term of five to six years. No amounts were outstanding under the facility as of September 30, 2026. Subsequent to that date in October 2026, the Company drew down the entire balance available under the facility.

PDP Financing

In November 2023, the Company entered into a pre-delivery deposit financing facility to borrow up to $158.0 million, secured by the Company's purchase rights for certain Boeing 737 MAX aircraft. The facility bears a floating interest rate based on SOFR and was originally due upon delivery of each aircraft or no later than June 30, 2025. In April 2025, the Company entered into an amendment to extend the maturity date of the agreement to no later than March 2027. The Company drew the full amount available under the facility between November 2023 and April 2026. During third quarter 2026, the Company repaid the remaining $11.3 million outstanding under the facility, resulting in the facility being fully repaid.

In July 2026, the Company entered into an amendment and restatement of the November 2023 facility with an additional borrowing capacity of $231.0 million. The amended facility is secured by the Company’s purchase rights for certain aircraft, bears interest at a floating rate based on SOFR and terminates in March 2028. During third quarter 2026, the Company borrowed $71.8 million under the amended facility. The borrowings are repayable upon delivery of each aircraft or no later than March 2028. As of September 30, 2026, $159.2 million remained available to draw under the amended facility.

Note 7 — Income Taxes

The Company recorded a $4.9 million income tax benefit at a 24.3 percent effective tax rate and an $8.6 million income tax benefit at a 16.5 percent effective tax rate for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 differed from the statutory federal income tax rate of 21.0 percent primarily due to costs incurred as a result of the acquisition, state income taxes, and the impact of permanent book-tax differences.

The Company recorded an $18.3 million income tax expense at an effective tax rate of 44.9 percent and a $22.1 million income tax benefit at a 22.4 percent effective tax rate for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended September 30, 2026 differed from the statutory federal income tax rate of 21.0 percent primarily due to costs incurred as a result of the acquisition, state income taxes, and the impact of permanent book-tax differences.

Note 8 — Fair Value Measurements

The Company utilizes the market approach to measure the fair value of its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The assets classified as Level 2 primarily utilize quoted market prices or alternative pricing sources including transactions involving identical or comparable assets and models utilizing market observable inputs for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2026.

Financial instruments measured at fair value on a recurring basis:

	As of September 30, 2026			As of December 31, 2025
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash equivalents
Money market funds	$71,652	$71,652	$—	$42,833	$42,833	$—
US Government and agency obligations	9,698	—	9,698	16,901	—	16,901
Commercial paper	2,983	—	2,983	14,712	—	14,712
Municipal debt securities	1,485	—	1,485	4,520	—	4,520
Corporate debt securities	217	—	217	5,713	—	5,713
Total cash equivalents	86,035	71,652	14,383	84,679	42,833	41,846
Short-term
Corporate debt securities	253,298	—	253,298	337,988	—	337,988
Commercial paper	126,539	—	126,539	179,697	—	179,697
US Government and agency obligations	101,754	—	101,754	67,696	—	67,696
Certificates of deposit	18,021	—	18,021	27,960	—	27,960
Municipal debt securities	15,144	—	15,144	19,618	—	19,618
Total short-term	514,756	—	514,756	632,959	—	632,959
Long-term
Corporate debt securities	10,010	—	10,010	30,127	—	30,127
US Government and agency obligations	492	—	492	2,696	—	2,696
Total long-term	10,502	—	10,502	32,823	—	32,823
Total financial instruments	$611,293	$71,652	$539,641	$750,461	$42,833	$707,628

None of the Company's long-term debt is publicly traded. The Company has determined the estimated fair value of all of its debt to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. The Company utilizes the discounted cash flow method to estimate the fair value of Level 3 debt.

Carrying value and estimated fair value of long-term debt, including current maturities and without reduction for related costs, are as follows:

	As of September 30, 2026		As of December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair Value Level
Long-term debt	$2,334,907	$2,217,106	$1,413,205	$1,424,251	3

Due to their short-term nature, carrying amounts of cash, restricted cash, accounts receivable and accounts payable approximate fair value.

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

The following table sets forth the computation of net income per share, on a basic and diluted basis, for the periods indicated (share count and dollar amounts other than per-share amounts in the table are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$(15,178)	$(43,574)	$22,440	$(76,638)
Less income allocated to participating securities	—	—	(319)	—
Net income (loss) attributable to common stock	$(15,178)	$(43,574)	$22,121	$(76,638)
Earnings (loss) per share, basic	$(0.56)	$(2.41)	$0.97	$(4.26)
Weighted-average shares outstanding	26,990	18,050	22,715	18,010
Diluted:
Net income (loss)	$(15,178)	$(43,574)	$22,440	$(76,638)
Less income allocated to participating securities	—	—	(317)	—
Net income (loss) attributable to common stock	$(15,178)	$(43,574)	$22,123	$(76,638)
Earnings (loss) per share, diluted	$(0.56)	$(2.41)	$0.97	$(4.26)
Weighted-average shares outstanding	26,990	18,050	22,715	18,010
Dilutive effect of outstanding stock awards	—	—	284	—
Adjusted weighted-average shares outstanding under treasury stock method	26,990	18,050	22,999	18,010
Participating securities excluded under two-class method	—	—	(127)	—
Adjusted weighted-average shares outstanding under two-class method	26,990	18,050	22,872	18,010

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

Following the acquisition of Sun Country on May 13, 2026, the Company operates Allegiant Air and Sun Country as separate brands under separate Federal Aviation Administration ("FAA") operating certificates. The CODM reviews financial results for two operating segments, Allegiant Air and Sun Country. As a result, the Company determined Sun Country was an operating and reportable segment beginning in the second quarter of 2026.
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

Sun Country Segment

The Sun Country segment includes scheduled service air transportation, ancillary air-related products and services, fixed fee contract air transportation, air cargo transportation, third party products and services, and other airline-related revenue.

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

	Three Months Ended September 30, 2026
(in thousands)	Allegiant Air	Sun Country	Consolidated
OPERATING REVENUES:
Scheduled service	$292,087	$95,095	$387,182
Ancillary air-related charges	312,230	60,546	372,776
Loyalty redemptions	16,351	1,139	17,490
Third party products	42,292	2,324	44,616
Fixed fee contracts	20,627	63,019	83,646
Cargo	—	52,393	52,393
Other	174	3,282	3,456
Total operating revenues	$683,761	$277,798	$961,559
OPERATING EXPENSES:
Aircraft fuel	226,192	67,383	293,575
Salaries and benefits	188,979	98,408	287,387
Station operations	78,255	35,731	113,986
Depreciation and amortization	57,561	23,611	81,172
Maintenance and repairs	39,211	20,573	59,784
Sales and marketing	27,632	8,178	35,810
Aircraft rent	7,739	—	7,739
Other operating expense(1)	31,531	20,736	52,267
Special charges, net of recoveries	11,792	7,292	19,084
Total operating expenses	668,892	281,912	950,804
OPERATING INCOME (LOSS)	14,869	(4,114)	10,755
OTHER (INCOME) EXPENSES:
Interest income	(8,472)	(1,201)	(9,673)
Interest expense	38,418	8,137	46,555
Capitalized interest	(6,189)	—	(6,189)
Other non-operating expense	42	70	112
LOSS BEFORE INCOME TAXES	$(8,930)	$(11,120)	$(20,050)

Capital expenditures	$131,899	$3,781	$135,680

	Three Months Ended September 30, 2025
(in thousands)	Allegiant Air	Sunseeker	Consolidated
OPERATING REVENUES:
Scheduled service	$177,194	$—	$177,194
Ancillary air-related charges	295,548	—	295,548
Loyalty redemptions	21,402	—	21,402
Third party products	39,397	—	39,397
Fixed fee contracts	18,852	—	18,852
Other	181	9,358	9,539
Total operating revenues	$552,574	$9,358	$561,932
OPERATING EXPENSES:
Aircraft fuel	151,254	—	151,254
Salaries and benefits	190,491	5,903	196,394
Station operations	71,390	—	71,390
Depreciation and amortization	58,952	—	58,952
Maintenance and repairs	39,908	—	39,908
Sales and marketing	22,093	947	23,040
Aircraft rent	11,096	—	11,096
Other operating expense(1)	24,684	8,931	33,615
Special charges, net of recoveries	2,907	566	3,473
Total operating expenses	572,775	16,347	589,122
OPERATING LOSS	(20,201)	(6,989)	(27,190)
OTHER (INCOME) EXPENSES:
Interest income	(10,108)	—	(10,108)
Interest expense	34,120	3,996	38,116
Capitalized interest	(3,166)	—	(3,166)
Other non-operating expense	122	—	122
LOSS BEFORE INCOME TAXES	$(41,169)	$(10,985)	$(52,154)

Capital expenditures	$129,278	$—	$129,278

	Nine Months Ended September 30, 2026
(in thousands)	Allegiant Air	Sun Country	Consolidated
OPERATING REVENUES:
Scheduled service	$978,239	$158,703	$1,136,942
Ancillary air-related charges	974,245	101,720	1,075,965
Loyalty redemptions	56,999	1,833	58,832
Third party products	129,110	3,599	132,709
Fixed fee contracts	53,273	94,218	147,491
Cargo	—	79,978	79,978
Other	533	5,031	5,564
Total operating revenues	$2,192,399	$445,082	$2,637,481
OPERATING EXPENSES:
Aircraft fuel	671,556	109,929	781,485
Salaries and benefits	608,401	147,389	755,790
Station operations	230,877	55,143	286,020
Depreciation and amortization	174,008	35,798	209,806
Maintenance and repairs	113,777	30,476	144,253
Sales and marketing	85,693	13,512	99,205
Aircraft rent	22,215	—	22,215
Other operating expense(1)	80,725	32,191	112,916
Special charges, net of recoveries	79,089	33,729	112,818
Total operating expenses	2,066,341	458,167	2,524,508
OPERATING INCOME (LOSS)	126,058	(13,085)	112,973
OTHER (INCOME) EXPENSES:
Interest income	(25,279)	(1,947)	(27,226)
Interest expense	102,847	13,009	115,856
Capitalized interest	(15,417)	—	(15,417)
Other non-operating expense	(1,028)	34	(994)
INCOME (LOSS) BEFORE INCOME TAXES	$64,935	$(24,181)	$40,754

Capital expenditures	$491,082	$8,668	$499,750

	Nine Months Ended September 30, 2025
(in thousands)	Allegiant Air	Sunseeker	Consolidated
OPERATING REVENUES:
Scheduled service	$707,771	$—	$707,771
Ancillary air-related charges	963,700	—	963,700
Loyalty redemptions	57,331	—	57,331
Third party products	108,249	—	108,249
Fixed fee contracts	52,123	—	52,123
Other	536	60,680	61,216
Total operating revenues	$1,889,710	$60,680	$1,950,390
OPERATING EXPENSES:
Aircraft fuel	483,339	—	483,339
Salaries and benefits	614,350	27,585	641,935
Station operations	220,143	—	220,143
Depreciation and amortization	183,623	7,159	190,782
Maintenance and repairs	111,141	—	111,141
Sales and marketing	70,583	4,390	74,973
Aircraft rent	28,038	—	28,038
Other operating expense(1)	75,790	34,083	109,873
Special charges, net of recoveries	18,894	100,948	119,842
Total operating expenses	1,805,901	174,165	1,980,066
OPERATING INCOME (LOSS)	83,809	(113,485)	(29,676)
OTHER (INCOME) EXPENSES:
Interest income	(32,402)	—	(32,402)
Interest expense	91,190	23,466	114,656
Capitalized interest	(14,216)	—	(14,216)
Other non-operating expense	1,064	—	1,064
INCOME (LOSS) BEFORE INCOME TAXES	$38,173	$(136,951)	$(98,778)

Capital expenditures	$350,131	$1,442	$351,573

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

Total assets were as follows as of the dates indicated:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Allegiant Air	$4,457,903	$4,209,401
Sun Country	1,889,078	—
Consolidated	$6,346,981	$4,209,401

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2026 and 2025. Also discussed is our financial position as of September 30, 2026 and December 31, 2025. You should read this discussion in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Third Quarter 2026 Highlights

•Consolidated total operating revenue of $961.6 million
•Record third-quarter total passenger revenue per ASM ("TRASM") of 14.18 cents, up 26.7 percent over the prior year Allegiant Air results
•Total fixed fee revenue of $83.6 million
◦Allegiant standalone fixed fee revenue of $20.6 million, up 9.4 percent year over year
•Total ancillary revenue per passenger of $76.64, up 4.6 percent from the prior year Allegiant Air results

•$42.1 million in total Allegiant Air co-brand credit card remuneration received, up 23.6 percent year over year (excluding Sun Country)

•Named 2026's Best Low-Cost Airline in North America by Skytrax, the international air transport rating organization, marking the third consecutive year Allegiant has won the award

•Earned the top spot in USA TODAY's 10Best 2026 Readers' Choice Awards, being recognized as Number 1 for Best Airline Credit Card and Best Frequent Flyer Program

•In October, exercised six Boeing 737-8 aircraft purchase options for delivery in 2028, bringing total firm aircraft orders under the Boeing purchase agreement to 56, of which 22 have been delivered to date, with 74 options remaining

AIRCRAFT

The following table sets forth the aircraft in service and operated by us as of the dates indicated:

	September 30, 2026	December 31, 2025
Passenger service
Airbus A320(1)	76	79
Airbus A319(2)	27	28
Boeing 737 MAX 8200	21	16
Boeing 737-800 (Sun Country)(3)	43	—
Boeing 737-900ER (Sun Country)	3	—
Total aircraft in passenger service	170	123
Boeing 737-800 in cargo service	22	—
Aircraft held for operating lease
Boeing 737-800(4)	1	—
Boeing 737-900ER	2	—
Total	195	123

(1)Includes 23 aircraft under finance lease and nine aircraft under operating lease as of September 30, 2026 and December 31, 2025. Excludes three aircraft under operating lease as of December 31, 2025, which were removed from service pending redelivery.
(2)Excludes three aircraft under operating lease that were removed from service pending redelivery as of December 31, 2025.
(3)Includes 12 aircraft under finance lease as of September 30, 2026.
(4)Includes one aircraft under finance lease as of September 30, 2026.

As of October 30, 2026, we are party to forward purchase agreements for 34 aircraft with deliveries expected between November 2026 and 2028.

Due to the heavy maintenance needs on certain aging Airbus airframes and capacity constraints at the maintenance, repair, and overhaul contractors, we identified aging airframes for early retirement to coincide with the delivery schedule for our 737 MAX aircraft provided in an amendment to our Boeing purchase agreement signed in September 2023. As of September 30, 2026, 19 airframes have been retired, with five additional retirements scheduled between November 2026 and January 2027. The accelerated depreciation resulting from the revised estimated useful life of these aircraft is recorded as a special charge in the consolidated financial statements, including $0.8 million recognized in third quarter 2026. The engines from these aircraft will be retained for future overhaul cost mitigation and may be sold on an opportunistic basis if we determine the engine has no better economic use in our operating fleet.

NETWORK

As of September 30, 2026, and with the Sun Country acquisition, we were selling 664 routes versus 551 being sold by Allegiant Air as of the same date in 2025. Network growth in the future will continue to be affected by high fuel prices, the timing of aircraft deliveries, aircraft in heavy maintenance, crew availability, airport construction and disruption, trends in domestic, leisure air travel demand and other factors such as macroeconomic conditions and geopolitical unrest. We have identified over 1,400 incremental domestic nonstop routes as opportunities for future network growth, of which over 75 percent currently have no non-stop service. The Allegiant Air network included 90 origination cities and 33 leisure destinations, as of September 30, 2026.

Minneapolis-Saint Paul International Airport ("MSP") is the largest and primary base for our Sun Country operation. At MSP, we are the largest low-cost carrier and the second largest airline overall. As of September 30, 2026, our MSP network served approximately 85 markets. As of that date, our overall Sun Country operation served approximately 14 non-MSP markets and was selling a total of 109 routes.

TRENDS

Acquisition of Sun Country Airlines

In May 2026, we completed our acquisition of Sun Country. Integration of Sun Country’s business with our existing business is underway and is expected to be a complex, costly, and time-consuming process. We believe the combination will enhance our network breadth, operational flexibility, and ability to respond to demand shifts, while supporting the passenger and charter operations of both airlines.

Both companies continue to operate as separate airlines under FAA rules. We have applied with the FAA for a single operating certificate ("SOC") which we currently expect will be obtained in 2028. Our ability to combine operations will be limited until we receive a single operating certificate and there are joint collective bargaining agreements in place with the various unionized work groups.

In addition to our application to the FAA to operate the two airlines under a SOC, we are also focused on combining the two companies' passenger platforms into a single passenger reservation system ("PSS"). Once the SOC is granted by the FAA and the combined PSS is implemented (which is currently expected in 2028), we believe we will be able to begin to capture more of the revenue and cost synergies sought from the transaction.

Aircraft Fuel

The cost of fuel, including refining costs and applicable crack spreads, remains volatile, and is influenced by numerous economic and geopolitical factors beyond our control or prediction, including geopolitical conflict and war. Our third quarter fuel expense was $293.6 million or $3.98 per gallon, which is 55.5 percent higher than the $2.56 per gallon Allegiant Air paid in third quarter 2025. As hostilities in the Middle East continue to significantly impact the market prices of products that are derived from crude oil, we may continue to experience elevated fuel costs that will materially impact our overall cost structure, operating results and profitability. We have not used financial derivative products to hedge against fuel price volatility, nor do we have any plans to do so in the future.

Demand Environment

Although air travel demand throughout 2026 has been strong, demand could be impacted in the future by macroeconomic, geopolitical, and airline industry events as it has in the past. Throughout 2026 at Allegiant Air, we strategically reduced off-peak day of week capacity and, in turn, increased peak day ASMs on fewer average total aircraft year-over year. For Allegiant Air, this contributed to a 2.7 percentage point increase in load factor on a 3.2 percent decrease in scheduled service capacity in third quarter 2026. Our unique model is predicated around expanding and contracting capacity to meet seasonal leisure travel demands. We expect to continue to manage our peak period utilization as the demand environment allows.

Commercial Initiatives

In July 2026, we entered into a 12-month exclusive distribution agreement with Expedia Group, making Allegiant Air's nonstop network available through an authorized online travel agency ("OTA") partner for the first time. The agreement makes our flights available across Expedia Group's U.S. brands and expands our reach to new leisure customers. Since its launch in July 2026, approximately four percent of our Allegiant Air bookings have come from this distribution channel, and a significant portion of these are new customers to Allegiant.

In August 2026, we introduced complimentary inflight beverage service on all Allegiant Air flights. We have also announced Allegiant First, a new premium seating tier scheduled to debut on future MAX deliveries, with service expected to begin in spring 2027. Allegiant First will feature a redesigned and enhanced cabin with eight new Allegiant First seats with minimal impact to seating capacity. The new seating configuration on these future deliveries will feature improved seat cushions and in-seat power in all cabins.

Boeing Agreement

We have signed an agreement and amendments with Boeing to purchase 56 newly manufactured 737 MAX aircraft with options to purchase up to an additional 74 737 MAX aircraft. Through September 30, 2026, we have taken delivery of 21 737 MAX aircraft from this order, and all of these aircraft are currently in revenue service. We believe this new aircraft purchase is complementary with our low-cost strategy based on our intent to retain ownership of the aircraft, the longer useful life for depreciation purposes, and expected fuel savings and operational reliability from the use of these new aircraft. Our 737 MAX aircraft represented approximately 22.1% of the Allegiant Air ASMs in third quarter 2026 as compared to 12.7% during the same period in 2025.

We currently expect four aircraft to be delivered to us in the last three months of 2026 with the remaining aircraft under contract to be delivered in 2027 and 2028. Delays in aircraft deliveries could impact our ability to schedule additional growth when the demand environment allows.

Union Negotiations

The Allegiant Air pilots, who are represented by the International Brotherhood of Teamsters (“IBT”), ratified a new collective bargaining agreement on July 31, 2026. Among other new and modified terms, that new agreement provides for increased compensation and enhanced benefits to the Allegiant Air pilot group and contains improvements to the scheduling process which we expect will increase pilot productivity. Following ratification of the collective bargaining agreement, we paid pilot retention bonuses (which we began accruing in May 2023) totaling $267.0 million, including related taxes.

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

RESULTS OF OPERATIONS

Items affecting comparability

As the acquisition of Sun Country was completed on May 13, 2026, the three months ended September 30, 2026 include Sun Country's results for the full three month period, while the nine months ended September 30, 2026 include Sun Country's results from May 13, 2026 through September 30, 2026, which we also refer to as the "stub period." The comparative periods in 2025 do not include Sun Country's results. Consolidated revenue and expenses all increased compared to the prior year periods due to the incorporation of Sun Country's operations into the Company. As a result, the discussion below of changes to our revenue and expenses compared to the prior year largely focuses on material factors independent of the acquisition.

Comparison of three months ended September 30, 2026 to three months ended September 30, 2025

Operating Revenue

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Percent Change
Operating Revenues (in thousands)	Allegiant Air	Sun Country	Consolidated	Allegiant Air	Sunseeker*	Consolidated	YoY
Passenger	$620,668	$156,780	$777,448	$494,144	$—	$494,144	57.3%
Third party products	42,292	2,324	44,616	39,397	—	39,397	13.2%
Fixed fee contracts	20,627	63,019	83,646	18,852	—	18,852	343.7%
Cargo	—	52,393	52,393	—	—	—	NM
Resort and other	174	3,282	3,456	181	9,358	9,539	NM
Total operating revenues	$683,761	$277,798	$961,559	$552,574	$9,358	$561,932	71.1%
NM    Not meaningful
*    Sunseeker numbers only through September 4, 2025 when the Resort was sold

Passenger revenue. Passenger revenue increased $283.3 million or 57.3 percent, of which Sun Country contributed $156.8 million.

The remaining increase is attributable to strength in demand, which drove a 23.6 percent increase in average total fare for Allegiant Air, including a 54.5 percent increase in average scheduled service base fare. Allegiant Air scheduled service passengers decreased by 0.5 percent on a capacity reduction of 3.2 percent, resulting in a 2.7 percentage point improvement in load factor.

Third party products revenue. Third party products revenue increased $5.2 million or 13.2 percent, of which Sun Country contributed $2.3 million.

The remaining increase is attributable to continued growth in the marketing component of Allegiant Air’s co-brand remuneration, along with moderate growth in third party travel insurance and rental car sales.

Fixed fee contract revenue. Fixed fee contract revenue increased $64.8 million, the majority of which was contributed by Sun Country.

Allegiant Air fixed fee revenue increased $1.8 million or 9.4 percent, primarily driven by a 16.1 percent increase in revenue per departure, partially offset by a modest decrease in charter departures during the quarter.

Cargo revenue. Cargo revenue was $52.4 million, which was wholly attributable to Sun Country.

Resort and other revenue. Resort and other revenues decreased by $6.1 million, primarily due to a $9.4 million decrease in resort revenue as a result of the sale of Sunseeker Resort in September 2025, offset by $3.3 million of other revenue contributed by Sun Country (mostly aircraft lease revenue).

Sun Country standalone operating revenue comparison. In comparison with Sun Country standalone (pre-acquisition) performance in third quarter 2025, Sun Country scheduled service passenger revenue was up 25.3 percent on a 14.1 percent decrease in scheduled service ASMs as TRASM increased by 27.2 percent and load factor increased by 50 basis points. Fixed fee revenue was up 7.4 percent on a 13.8 percent increase in revenue per departure and cargo revenue was up 19.0 percent due to a higher number of aircraft in cargo service.

Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. We also show Operating CASM excluding fuel costs, special charges, and cargo expenses. Excluding fuel costs, special charges, and cargo expenses allows management and investors to better compare our airline unit costs with those of other airlines. Sun Country cargo expenses (which are included in aircraft fuel, salaries and benefits, station operations, depreciation and amortization, maintenance and repairs, and other expenses in our consolidated statements of income) are excluded from the CASM calculation as those expenses do not drive ASMs.

	Three Months Ended September 30, 2026						Three Months Ended September 30, 2025		Percent Change
Airline Unitized costs (in cents)	Allegiant Air		Sun Country		Consolidated		Allegiant Air		Allegiant Air
Aircraft fuel	4.74	¢	4.39	¢	4.66	¢	3.06	¢	54.9%
Salaries and benefits	3.96		6.42		4.56		3.86		2.6
Station operations	1.64		2.33		1.81		1.45		13.1
Depreciation and amortization	1.21		1.54		1.29		1.19		1.7
Maintenance and repairs	0.82		1.34		0.95		0.81		1.2
Sales and marketing	0.58		0.53		0.57		0.45		28.9
Aircraft rent	0.16		—		0.12		0.22		(27.3)
Other	0.66		1.36		0.82		0.49		34.7
Special charges	0.25		0.48		0.30		0.06		NM
Airline operating CASM	14.02	¢	18.39	¢	15.08	¢	11.59	¢	21.0
Airline operating CASM, excluding fuel	9.28	¢	13.99	¢	10.42	¢	8.53	¢	8.8
Cargo expenses	—	¢	3.66	¢	0.89	¢	—	¢	N/A
Airline operating CASM, excluding fuel, special charges, and cargo expenses	9.03	¢	9.86	¢	9.23	¢	8.47	¢	6.6
NM    Not meaningful

Airline operating CASM, excluding fuel, special charges and cargo expenses. Allegiant Air operating CASM, excluding fuel, special charges and cargo expenses ("CASM-ex"), increased 6.6 percent to 9.03 ¢ in third quarter 2026 from 8.47 ¢ in third quarter 2025. The increase was primarily driven by a 3.4 percent decrease in Allegiant Air capacity compared to the prior year quarter, which resulted in higher unit costs across most expense categories. CASM-ex was also impacted by the year-over-year expense increases discussed below.

Sun Country CASM, excluding fuel, special charges, and cargo expenses, was 9.86 ¢ in third quarter 2026 and drove a 0.20 ¢ spread between Allegiant Air and Consolidated CASM. In comparison with Sun Country standalone (pre-acquisition) CASM in third quarter 2025, Sun Country CASM, excluding fuel, special charges, and cargo expenses in third quarter 2026 increased by 16.5 percent as cost per ASM in most line items increased due to a 13.4 percent decrease in capacity.

Aircraft fuel expense. Aircraft fuel expense increased by $142.3 million or 94.1 percent, of which Sun Country contributed $67.4 million.

The remaining increase of $74.9 million was primarily driven by a 55.0 percent increase in Allegiant Air's average fuel cost per gallon to $3.97 from $2.56 in the prior year quarter, primarily attributable to geopolitical unrest in the Middle East. The increase was partially offset by a 3.5 percent decrease in fuel gallons consumed, consistent with a 3.4 percent decrease in total system ASMs.

Salaries and benefits expense. Salaries and benefits expense increased by $91.0 million or 46.3 percent, of which Sun Country contributed an increase of $98.4 million, offset by a decrease of $5.9 million resulting from the sale of Sunseeker Resort.

The remaining decrease was driven by organizational restructuring initiatives implemented by Allegiant Air during 2025, which resulted in a 7.2 percent reduction in average full-time equivalent Allegiant Air employees, offset by increased wages for certain employee workgroups due to contractual and annual merit raises.

Station operations expense. Station operations expense increased $42.6 million or 59.7 percent, of which Sun Country contributed $35.7 million.

The remaining increase of $6.9 million was primarily driven by airport fee refunds received in the prior year that were not present in the current year period, the transition of certain station positions to outsourced operations, and other stations-related costs. These increases were offset by a 3.5 percent decrease in departures and lower Allegiant Air building rent and aircraft parking costs due to the closure of certain bases.

Depreciation and amortization expense. Depreciation and amortization expense increased by $22.2 million or 37.7 percent. Sun Country contributed an increase of $23.6 million.

Allegiant Air depreciation and amortization expense decreased slightly as a result of aircraft and engine retirements, partially offset by new aircraft placed into service.

Maintenance and repairs expense. Maintenance and repairs expense increased $19.9 million, or 49.8 percent, of which Sun Country contributed $20.6 million.

Allegiant Air maintenance and repairs expense decreased slightly, consistent with a 3.3 percent decrease in scheduled service departures.

Sales and marketing expense. Sales and marketing expense increased $12.8 million or 55.4 percent, of which $8.2 million was contributed by Sun Country and a decrease of $0.9 million was attributable to the sale of Sunseeker Resort.

The remaining increase of $5.5 million or 25.1 percent for Allegiant Air was primarily driven by higher credit card processing fees consistent with the 25.6 percent increase in Allegiant Air passenger revenue compared to the prior year quarter.

Aircraft rent. Aircraft rent decreased $3.4 million as a result of lease return costs accrued during the prior year quarter that were not present in third quarter 2026 and eight leased aircraft that were returned to lessors since September 30, 2025.

Other operating expense. Other operating expenses increased $18.7 million or 55.5 percent, of which an increase of $20.7 million was contributed by Sun Country, which was partially offset by an $8.9 million decrease resulting from the sale of Sunseeker Resort.

The remaining $6.8 million increase was primarily attributable to lower net gains on the sale of flight equipment at Allegiant Air compared to the prior year quarter.

Special charges. Special charges were $19.1 million in third quarter 2026, of which $18.9 million related to the Sun Country acquisition, $1.3 million related to accelerated amortization of software identified for redevelopment, and $0.8 million related to accelerated depreciation of airframes identified for early retirement. These charges were partially offset by a benefit of $1.9 million related to final closing adjustments from the sale of Sunseeker Resort.

During third quarter 2025, special charges included $0.6 million of asset write-downs and transaction-related adjustments associated with the sale of the Resort, net of final insurance recoveries related to prior weather and associated events, and $2.9 million of accelerated depreciation associated with airframes identified for early retirement.

Comparison of nine months ended September 30, 2026 to nine months ended September 30, 2025

Operating Revenue

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025			Percent Change
Operating Revenues (in thousands)	Allegiant Air	Sun Country*	Consolidated	Allegiant Air	Sunseeker*	Consolidated	YoY
Passenger	$2,009,483	$262,256	$2,271,739	$1,728,802	$—	$1,728,802	31.4%
Third party products	129,110	3,599	132,709	108,249	—	108,249	22.6%
Fixed fee contracts	53,273	94,218	147,491	52,123	—	52,123	183.0%
Cargo	—	79,978	79,978	—	—	—	NM
Resort and other	533	5,031	5,564	536	60,680	61,216	NM
Total operating revenues	$2,192,399	$445,082	$2,637,481	$1,889,710	$60,680	$1,950,390	35.2%
NM    Not meaningful
*    Sun Country numbers only after May 13, 2026, and Sunseeker numbers only through September 4, 2025 when the Resort was sold

Passenger revenue. Passenger revenue increased $542.9 million or 31.4 percent, of which $262.3 million was contributed by Sun Country during the stub period.

The remaining increase is attributable to strength in demand, which drove a 16.8 percent increase in average total fare for Allegiant Air, including a 35.7 percent increase in scheduled service base fare. Allegiant Air passengers decreased by 0.3 percent on a scheduled service capacity reduction of 5.2 percent, resulting in a 3.6 percentage point increase in Allegiant Air load factor.

Third party products revenue. Third party products revenue increased $24.5 million or 22.6 percent, of which $3.6 million was contributed by Sun Country during the stub period.

The remaining increase is primarily attributable to a $16.5 million increase in the marketing component of Allegiant Air co-brand remuneration, along with moderate growth in third party rental car and travel insurance sales. These increases were slightly offset by a decrease in hotel room revenue.

Fixed fee contract revenue. Fixed fee contract revenue increased $95.4 million or 183.0 percent, of which $94.2 million was contributed by Sun Country during the stub period.

Allegiant Air fixed fee revenue remained relatively flat year-over-year, despite a modest decrease in fixed fee contract departures during the period.

Cargo revenue. Cargo revenue was $80.0 million, which was wholly attributable to Sun Country and was generated during the stub period.

Resort and other revenue. Resort and other revenue decreased $55.7 million, of which a decrease of $60.7 million was due to the sale of Sunseeker Resort in September 2025 and an increase of $5.0 million was contributed by Sun Country during the stub period (mostly aircraft lease revenue).
Operating Expenses

The following table presents airline only operating unit costs on a per available seat mile (ASM) basis, defined as Operating CASM, for the indicated periods. Excluding fuel on a per ASM basis provides management and investors the ability to measure and monitor our cost performance absent fuel price volatility. Both the cost and availability of fuel are subject to many economic and political factors beyond our control. Excluding fuel costs, special charges, and cargo expenses allows management and investors to better compare our airline unit costs with those of other airlines. Sun Country cargo expenses (which are included in aircraft fuel, salaries and benefits, station operations, depreciation and amortization, maintenance and repairs, and other expenses in the Company's consolidated statements of income) are excluded from the CASM calculation as those expenses do not drive ASMs.

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025		Percent Change
Airline Unitized costs (in cents)	Allegiant Air		Sun Country*		Consolidated		Allegiant Air		Allegiant Air
Aircraft fuel	4.39	¢	4.34	¢	4.38	¢	2.99	¢	46.8%
Salaries and benefits	3.97		5.82		4.24		3.79	¢	4.7
Station operations	1.51		2.18		1.60		1.36		11.0
Depreciation and amortization	1.14		1.41		1.18		1.13		0.9
Maintenance and repairs	0.74		1.20		0.81		0.69		7.2
Sales and marketing	0.56		0.53		0.56		0.44		27.3
Aircraft rent	0.15		—		0.12		0.17		(11.8)
Other	0.52		1.28		0.63		0.47		10.6
Special charges	0.52		1.33		0.63		0.12		NM
Airline operating CASM	13.50	¢	18.09	¢	14.15	¢	11.16	¢	21.0
Airline operating CASM, excluding fuel	9.11	¢	13.75	¢	9.77	¢	8.17	¢	11.5
Cargo expenses	—	¢	3.16	¢	0.45	¢	—	¢	N/A
Airline operating CASM, excluding fuel, special charges, and cargo expenses	8.59	¢	9.25	¢	8.69	¢	8.05	¢	6.7
NM    Not meaningful
*    Sun Country numbers only after May 13, 2026

Airline operating CASM, excluding fuel, special charges and cargo expenses. Allegiant Air operating CASM, excluding fuel, special charges, and cargo expenses, increased by 6.7 percent to 8.59 ¢ compared to 8.05 ¢ for the same period in 2025. The increase was primarily driven by a 5.4 percent reduction in Allegiant Air capacity compared to the prior year period, which resulted in higher unit costs across most expense categories. CASM-ex was also impacted by the year-over-year expense increases discussed below.

Sun Country CASM, excluding fuel, special charges, and cargo expenses, was 9.25 ¢ during the stub period and drove a 0.10 ¢ spread between Allegiant Air and Consolidated CASM.

Aircraft fuel expense. Aircraft fuel expense increased $298.1 million or 61.7 percent, of which Sun Country contributed $109.9 million during the stub period.

The remaining increase of $188.2 million was driven by a 47.9 percent increase in Allegiant Air average fuel cost per gallon to $3.74 from $2.53 in the prior year period, primarily attributable to geopolitical unrest in the Middle East. Increased fuel costs were partially offset by a 6.1 percent decrease in fuel gallons consumed on a 5.4 percent decrease in total system ASMs and incremental increases in fuel efficiency as the percentage of ASMs flown by MAX aircraft continues to increase.

Salaries and benefits expense. Salaries and benefits expense increased by $113.9 million or 17.7 percent. Sun Country contributed an increase of $147.4 million during the stub period, and a decrease of $27.6 million resulted from the sale of Sunseeker Resort.

The remaining decrease of $5.9 million was primarily driven by organizational restructuring initiatives implemented at Allegiant Air during 2025, which resulted in a 7.2 percent reduction in average full-time equivalent Allegiant Air employees, offset by increased wages for certain employee workgroups due to contractual and annual merit raises.

Station operations expense. Station operations expense increased $65.9 million or 29.9 percent, of which Sun Country contributed $55.1 million during the stub period.

The remaining increase of $10.7 million was primarily driven by higher ground handling, airport and landing fees, and other stations-related costs associated with the transition of certain station positions to outsourced operations. These increases were partially offset by a 5.2 percent decrease in departures.

Depreciation and amortization expense. Depreciation and amortization expense increased $19.0 million or 10.0 percent. Sun Country contributed an increase of $35.8 million during the stub period, and the sale of Sunseeker Resort resulted in a decrease of $7.2 million.

The remaining decrease of $9.6 million was driven primarily by lower Allegiant Air heavy maintenance amortization resulting from a lower volume of recent engine overhauls and 13 capitalized engine overhauls which became fully amortized since the prior year period.

Maintenance and repairs expense. Maintenance and repairs expense increased $33.1 million or 29.8 percent, of which Sun Country contributed $30.5 million during the stub period.

The remaining increase of $2.6 million was driven by a higher volume of Allegiant Air engine check and repair costs compared to the prior year period.

Sales and marketing expense. Sales and marketing expense increased $24.2 million or 32.3 percent, of which $13.5 million was contributed by Sun Country during the stub period and a decrease of $4.4 million was attributable to the sale of Sunseeker Resort.

The remaining increase of $15.1 million or 21.4 percent was primarily driven by higher Allegiant Air credit card processing fees, consistent with the 16.2 percent increase in Allegiant Air passenger revenue compared to the prior year period.

Aircraft rent. Aircraft rent decreased $5.8 million or 20.8 percent as a result of certain lease return costs accrued during the prior year period which are not present in current period results and eight leased aircraft which have been returned to the lessor from operating leases since September 30, 2025.

Other operating expense. Other operating expenses increased $3.0 million or 2.8 percent. An increase of $32.2 million was contributed by Sun Country during the stub period, and a $34.1 million decrease resulted from the sale of Sunseeker Resort.

The remaining $4.9 million increase was primarily attributable to lower net gains on the sale of flight equipment compared to the prior year period.

Special charges. Special charges were $112.8 million for the nine months ended September 30, 2026, of which $83.7 million related to costs of the Sun Country acquisition and integration, $21.2 million related to accelerated amortization of software identified for redevelopment, $7.0 million related to a credit loss on a note receivable, and $3.5 million related to accelerated depreciation of airframes identified for early retirement. These charges were partially offset by a benefit of $2.6 million related to final closing adjustments from the sale of Sunseeker Resort.

During the nine months ended September 30, 2025, special charges included a $100.9 million write-down of Sunseeker Resort assets as a result of the agreement to sell the Resort, $12.1 million of organizational restructuring charges, and $6.8 million from accelerated depreciation of airframes identified for early retirement.

Comparative Operating Statistics

The following tables set forth our operating statistics for the three-month periods indicated. Year over year changes for many line items are not representative of the extent of the differences because Sun Country performance is included in the 2026 period but not in the corresponding period in 2025.

	Three Months Ended September 30,			Percent Change (1)
	2026	2025		YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	5,707,095	4,629,834		23.3%
Available seat miles (ASMs) (thousands)	6,305,477	4,939,441		27.7
Operating expense per ASM, excluding cargo expenses (CASM) (cents)	14.14 ¢	11.59	¢	22.0
Operating CASM, excluding fuel, special charges, and cargo expenses (cents)	9.23 ¢	8.47	¢	9.0
Departures	45,747	32,991		38.7
Block hours (including cargo)	109,816	75,466		45.5
Average stage length (miles)	887	850		4.4
Average block hours per aircraft per day (excluding cargo)	6.1	6.6		(7.6)
Full-time equivalent employees at end of period	8,210	5,871		39.8
Fuel gallons consumed (thousands)	73,579	59,015		24.7
ASMs per gallon of fuel	85.7	83.7		2.4
Average fuel cost per gallon	$3.98	$2.56		55.5

Scheduled service statistics:
Passengers	5,447,166		4,572,081		19.1
Revenue passenger miles (RPMs) (thousands)	5,024,132		4,022,761		24.9
Available seat miles (ASMs) (thousands)	5,796,211		4,769,245		21.5
Load factor	86.7%		84.3%		2.4
Departures	36,011		31,656		13.8
Block hours	87,376		72,726		20.1
Average seats per departure	178.1		175.6		1.4
Yield (cents) (2)	8.05	¢	4.94	¢	63.0
Total passenger revenue per ASM (TRASM) (cents)(3)	14.18	¢	11.19	¢	26.7
Average fare - scheduled service(4)	$74.27		$43.44		71.0
Average fare - air-related charges(4)	$68.45		$64.64		5.9
Average fare - third party products	$8.19		$8.62		(5.0)
Average fare - total	$150.92		$116.70		29.3
Average stage length (miles)	900		856		5.1
Fuel gallons consumed (thousands)	67,765		56,952		19.0
Average fuel cost per gallon	$3.97		$2.55		55.7

(1)Except load factor during the period, which is presented as a percentage point change.
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

The following tables set forth our operating statistics for the nine-month periods indicated. Year over year changes for many line items are not representative of the extent of the differences because Sun Country performance is included in the 2026 period from and after May 13, 2026 but not in the nine-month period ended September 30, 2025.

	Nine Months Ended September 30,		Percent Change (1)
	2026	2025	YoY
Airline operating statistics (unaudited):
Total system statistics:
Passengers	15,889,097	14,208,165	11.8%
Available seat miles (ASMs) (thousands)	17,842,343	16,190,434	10.2
Operating expense per ASM, excluding cargo expenses (CASM) (cents)	13.64 ¢	11.16 ¢	22.2
Operating CASM, excluding fuel, special charges, and cargo expenses (cents)	8.69 ¢	8.05 ¢	8.0
Departures	120,150	103,540	16.0
Block hours (including cargo)	293,291	248,086	18.2
Average stage length (miles)	902	891	1.2
Average block hours per aircraft per day (excluding cargo)	6.8	7.3	(6.8)
Full-time equivalent employees at end of period	8,210	5,871	39.8
Fuel gallons consumed (thousands)	207,071	191,103	8.4
ASMs per gallon of fuel	86.2	84.7	1.8
Average fuel cost per gallon	$3.77	$2.53	49.0

Scheduled service statistics:
Passengers	15,461,480		14,070,680		9.9
Revenue passenger miles (RPMs) (thousands)	14,461,097		12,904,411		12.1
Available seat miles (ASMs) (thousands)	16,884,878		15,703,477		7.5
Load factor	85.6%		82.2%		3.4
Departures	103,985		99,845		4.1
Block hours	256,132		240,120		6.7
Average seats per departure	177.1		175.2		1.1
Yield (cents) (2)	8.27	¢	5.93	¢	39.5
Total passenger revenue per ASM (TRASM) (cents)(3)	14.24	¢	11.70	¢	21.7
Average fare - scheduled service(4)	$77.33		$54.38		42.2
Average fare - air-related charges(4)	$69.60		$68.49		1.6
Average fare - third party products	$8.58		$7.69		11.6
Average fare - total	$155.51		$130.56		19.1
Average stage length (miles)	913		896		1.9
Fuel gallons consumed (thousands)	195,961		185,197		5.8
Average fuel cost per gallon	$3.76		$2.53		48.6

(1)Except load factor during the period, which is presented as a percentage point change.
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
(5)Sun Country performance shown only for the period from May 13, 2026 through September 30, 2026.

LIQUIDITY AND CAPITAL RESOURCES

Current liquidity

Cash, cash equivalents and investment securities (short-term and long-term) increased to $864.7 million as of September 30, 2026, from $838.5 million at December 31, 2025. Investment securities represent highly liquid marketable securities which are available-for-sale.

As of September 30, 2026, we had $250.0 million of undrawn capacity under revolving credit facilities and $336.8 million of undrawn capacity under aircraft and PDP financing facilities.

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

Our share repurchase authority at September 30, 2026 is $64.7 million. We did not repurchase any shares on the open market during the first nine months of 2026. We have indefinitely suspended our quarterly cash dividend in anticipation of upcoming capital needs related to our fleet investments.

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

Debt

Our debt and finance lease obligations balance, before reduction for related issuance costs, was $3.0 billion as of September 30, 2026, compared to $1.8 billion as of December 31, 2025. Net debt (total debt less unrestricted cash, cash equivalents, and investments) totaled $2.1 billion as of September 30, 2026, representing an increase of $1.1 billion from December 31, 2025.

During the nine months ended September 30, 2026, we borrowed $1.1 billion, including the issuance of $650.0 million aggregate principal amount of Senior Secured Notes due 2031. A portion of the proceeds from the Senior Secured Notes due 2031 was used to refinance our Senior Secured Notes due 2027. The borrowings during the period also included $493.9 million of debt secured by aircraft and aircraft related assets. In addition to the new borrowings, we also assumed approximately $570.3 million of debt and finance lease obligations in connection with our acquisition of Sun Country. The debt structure assumed in the acquisition consisted primarily of finance lease obligations, enhanced equipment trust certificates, and term loan borrowings. During the period, we made principal payments of $562.3 million, including the repurchase of approximately $403.0 million aggregate principal amount of our Senior Secured Notes due 2027 in a tender offer and a $25.1 million prepayment under our PDP financing facility.

As of September 30, 2026, approximately 61.3 percent of our debt and finance lease obligations are fixed-rate.

Sources and Uses of Cash

Operating Activities

During the nine months ended September 30, 2026, and 2025, we generated cash flows from operations of $103.2 million and $277.6 million respectively.

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

Fuel. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. With the recent fuel price increases, fuel is our largest expense. During the nine months ended September 30, 2026, we experienced a 49.0 percent increase in average fuel cost per gallon over the same period in 2025, stemming from the Iranian conflict beginning in February 2026. We expect to continue to experience material increases in fuel costs while these circumstances persist.

Salaries and Benefits. Salaries and benefits expense represents our second largest expense and has increased considerably in recent years. Cash payments for our salaries and benefits expense are typically made in the period incurred, except for the pilot retention bonus that had accumulated prior to ratification of the new collective bargaining agreement and was paid during third quarter 2026. During the quarter ended September 30, 2026, we paid $267.0 million in pilot retention bonus, including related payroll taxes, that had been accrued beginning in May 2023. Of that amount, $235.9 million was accrued prior to 2026.

Investing Activities

Investments. We hold various financial assets and will strategically purchase and sell these assets based on operational cash needs. During the nine months ended September 30, 2026, we had $186.6 million of net investment maturities (net cash inflows) compared to $117.8 million of net investment purchases (net cash outflows) during the same period in 2025.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2026 and 2025 were $523.5 million and $334.1 million, respectively. In December 2021, we committed to purchase 50 Boeing 737 MAX aircraft, of which we began to receive delivery in September 2024. During the nine months ended September 30, 2026, we took delivery of five aircraft and made pre-delivery payments on certain of the remaining 29 aircraft under firm commitment.

Proceeds from Sale of Sunseeker Assets. During the nine months ended September 30, 2025, we received $189.9 million in proceeds from the sale of Sunseeker Resort, which was completed on September 4, 2025.

Acquisition of Sun Country. During the nine months ended September 30, 2026, we paid cash consideration of $167.1 million to acquire Sun Country, which is net of $139.9 million cash acquired.

Financing Activities

Long-Term Debt and Finance Leases. Cash provided by financing activities for the nine months ended September 30, 2026 was $559.9 million, which was net of $47.2 million used by Sun Country during the stub period, compared to $25.3 million used for financing activities of legacy Allegiant only during the same period in 2025. During the nine months ended September 30, 2026, we received proceeds of $1.1 billion from our Senior Secured Notes due 2031 and other borrowings secured by aircraft and made principal payments of $562.3 million on our debt and finance lease obligations. During the nine months ended September 30, 2025, we made $647.2 million of principal repayments on our debt and finance leases, largely related to prepayments of the Sunseeker construction loan and a PDP financing facility, and received proceeds of $638.9 million from the issuance of aircraft financing debt.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this quarterly report on Form 10-Q, and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions, and on information currently available to our management. Forward-looking statements include our statements regarding future airline operations, revenue, expenses and earnings, available seat mile growth, expected capital expenditures, the cost of fuel, the timing of aircraft acquisitions and retirements, the number of contracted aircraft to be placed in service in the future, our ability to consummate announced aircraft transactions, estimated tax rate, as well as other information concerning future results of operations, business strategies, financing plans, industry environment and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe," "expect," "anticipate," "intend," "plan," "estimate", “project”, “hope” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. Important risk factors that could cause our results to differ materially from those expressed in the forward-looking statements generally may be found in our periodic reports filed with the Securities and Exchange Commission at www.sec.gov. These risk factors include, without limitation, regulatory reviews of, and production limits on, Boeing impacting our aircraft delivery schedule, an accident involving, or problems with, our aircraft, public perception of our safety, our reliance on our automated systems, our reliance on Boeing to deliver aircraft under contract to us on a timely basis, risk of breach of security of personal data, volatility of fuel costs, labor issues and costs, the ability to obtain regulatory approvals as needed in connection with our fleet and network, the effect of economic conditions on leisure travel, debt covenants and balances, the impact of government regulations on the airline industry, the ability to finance aircraft to be acquired, the ability to obtain necessary government approvals to offer international service, terrorist attacks, risks inherent to airlines, our competitive environment, our reliance on third parties who provide facilities or services to us, the impact of the possible loss of key personnel, economic and other conditions in markets in which we operate, increases in maintenance costs and availability of outside maintenance contractors to perform needed work on our aircraft on a timely basis and at acceptable rates, cyclical and seasonal fluctuations in our operating results, the perceived acceptability of our environmental, social and governance efforts, the risk that the combined company after the Sun Country acquisition will not realize expected benefits, cost savings, accretion, synergies and/or growth from the Sun Country acquisition or that any of the foregoing may take longer to realize or be more costly to achieve than expected, the diversion of management's attention and time from ongoing business operations and opportunities to integration matters, the risk that the integration of Sun Country's operations will be materially delayed or will be more costly or difficult than expected or that Allegiant is otherwise unable to successfully integrate Sun Country's businesses into the combined company, and reputational risk and potential adverse reactions of Allegiant's or Sun Country's customers, suppliers, employees, labor unions or other business partners, including those resulting from the completion of the Sun Country acquisition and the integration of the companies.

Any forward-looking statements are based on information available to us today and we undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as set forth below, there were no material changes to our critical accounting estimates during the nine months ended September 30, 2026. For information regarding our critical accounting policies and estimates, see disclosures in the Consolidated Financial Statements and accompanying notes contained in our 2025 Form 10-K, and in Note 1 of Notes to Consolidated Financial Statements (unaudited) in this Form 10-Q.

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

Aircraft Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2026 represented 31.0 percent of our total operating expenses. Increases in fuel prices, or a shortage of supply, could have a material impact on our operations and operating results. Based on our fuel consumption for the nine months ended September 30, 2026, a hypothetical ten percent increase in the average price per gallon of fuel would have increased fuel expense by approximately $77.9 million. We do not hedge fuel price risk.

Interest Rates

As of September 30, 2026, we had $1.2 billion of variable-rate debt, including current maturities, and without reduction for $14.6 million in related costs. A hypothetical 100 basis point change in interest rates would have affected interest expense on variable rate debt by approximately $6.8 million for the nine months ended September 30, 2026.

Item 4. Controls and Procedures

As of September 30, 2026, under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions we consider routine to our business activities. We believe the ultimate outcome of any pending legal or administrative matters will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors

We have evaluated our risk factors and determined there are no changes to those set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the Securities and Exchange Commission (the "SEC") on February 26, 2026 other than those risks disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and filed with the SEC on August 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Repurchases of Equity Securities

The following table reflects the repurchases of our common stock during third quarter 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of our Publicly Announced Plan	Approximate Dollar Value of Shares that May yet be Purchased Under the Plans or Programs (in thousands) (2)
July	3,625	$113.99	None
August	5,990	$98.57	None
September	12,021	$77.35	None
Total	21,636	$89.36	—	$64,694

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
10.1(1)
Amendment No. 2 to Facility Agreement dated as of July 27, 2026 among Sun Tail PDP LLC as Borrower, Carlyle Aviation Management Limited as Agent, and Runway Seven Lender LLC as Lender and Security Trustee.(2)

10.2(1)
Amended and Restated PDP Facility Agreement dated as of July 27, 2026 among Sun Tail PDP, LLC, as Borrower, Carlyle Aviation Management Limited as Agent, and Runway Seven Lender, LLC as Security Trustee and Lender.(2)

10.3(1)	Additional Aircraft Purchase Agreement Assignment dated as of August 11, 2026 between Allegiant Air, LLC as Assignor and Sun Tail PDP LLC as Assignee and as agreed to by The Boeing Company.(2)
10.4(1)	Additional Aircraft Purchase Agreement Security Assignment dated as of August 11, 2026, between Sun Tail PDP, LLC as Assignor and Runway Seven Lender, LLC as Assignee.(2)
31.1(1)	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Executive Officer
31.2(1)	Rule 13a - 14(a) / 15d - 14(a) Certification of Principal Financial Officer
32(1)	Section 1350 Certifications
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Filed herewith.
(2) Certain confidential information in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANT TRAVEL COMPANY

Date:	November 6, 2026	By:	/s/ Robert J. Neal
Robert J. Neal, as duly authorized officer of the Company (President and Chief Financial Officer) and as Principal Financial Officer